Form 10QSB
period 1996-06-30
RESEARCH ENGINEERS INC
filed 1996-09-03
CIK 1015920

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996



[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________



                        Commission file number:  0-28560


                            RESEARCH ENGINEERS, INC.
       (Exact name of small business issuer as specified in its charter)


          Delaware                                      22-2356861
(State or other jurisdiction of            (IRS. Employer Identification No.)
 incorporation or organization)


                            22700 SAVI RANCH PARKWAY
                         YORBA LINDA, CALIFORNIA 92887
                    (Address of principal executive offices)

                                 (714) 974-2500
                (Issuer's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [_]   No [X]


The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 5,506,000 on August 29, 1996.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
               (In thousands, except share and per share amounts)

                                                                                                            Pro forma
                                     ASSETS                                                               June 30, 1996
                                                                                    June 30, 1996            (Note 5)
                                                                                  -----------------     -----------------
Current assets:
     Cash and cash equivalents                                                      $         670                 4,095
     Accounts receivable (net of allowance for doubtful accounts of $33)                      905                   905
     Deferred income taxes                                                                    379                   379
     Notes and related party loans receivable                                                  88                    88
     Prepaid and other current assets                                                         145                   145
                                                                                  -----------------     -----------------
         Total current assets                                                               2,187                 5,612

Property, plant and equipment, net                                                          2,555                 2,555
Goodwill (net of accumulated amortization of $44)                                             470                   470
Deferred offering costs                                                                       204                   204
Other assets                                                                                  211                   211
                                                                                  -----------------     -----------------
                                                                                    $       5,627                 9,052
                                                                                  =================     =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                         444                   444
     Accrued expenses                                                                         661                   661
     Current portion of notes payable and loans to stockholders                               325                    16
     Income taxes payable                                                                     315                   315
     Deferred maintenance revenue                                                             593                   593
     Current portion of long-term bank debt                                                   112                    84
     Other                                                                                    131                   131
                                                                                  -----------------     -----------------
         Total current liabilities                                                          2,581                 2,244

Long-term bank debt                                                                         1,839                   159
Notes payable and loans to stockholders                                                       228                    70
Deferred Income taxes                                                                          19                    19
Other liabilities                                                                             122                   122

Stockholders' equity:
     Preferred stock, par value $.01. Authorized 5,000,000 shares;                              -                     -
         issued and outstanding none
     Common stock, par value $.01. Authorized 20,000,000 shares;                               42                    55
         issued and outstanding 4,206,000 (5,506,000 pro forma)
     Additional paid-in capital                                                               331                 5,918
     Retained earnings                                                                        469                   469
     Foreign currency translation adjustment                                                   (4)                   (4)
                                                                                  -----------------     -----------------
         Total stockholders' equity                                                           838                 6,438
                                                                                  -----------------     -----------------
                                                                                    $       5,627                 9,052
                                                                                  =================     =================

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
              (In thousands, except share and per share amounts)

                                                                     Three months        Three months
                                                                          ended               ended
                                                                     June 30, 1996       June 30, 1995
                                                                    ---------------     ---------------
       Net revenues:                                                $
          Product sales                                                   1,734                1,096
          Maintenance and support                                           331                  276
                                                                    ---------------     ---------------
              Total net revenues                                          2,065                1,372

        Cost of revenues                                                    152                  113
                                                                    ---------------     ---------------
              Gross profit                                                1,913                1,259

        Operating expenses:
          Selling, general and administrative                             1,333                  827
          Research and development                                          351                  338
                                                                    ---------------     ---------------
              Total operating expenses                                    1,684                1,165
                                                                    ---------------     ---------------
              Operating income                                              229                   94

        Other (income) expense:
          Interest expense, net                                              57                   66
          Other                                                             (41)                 (35)
                                                                    ---------------     ---------------
        Income before income taxes                                          213                   63

        Income tax expense                                                   73                    6
                                                                    ---------------     ---------------
              Net income                                             $      140                   57
                                                                    ===============     ===============
        Pro forma net income data (Note 5):
          Income before income taxes as reported                     $        -                   63
          Pro forma provision for income tax expense                          -                   21
                                                                    ---------------     ---------------
              Pro froma net income                                   $        -                   42
                                                                    ===============     ===============
        Net income per share                                         $     0.03
                                                                    ===============
        Weighted average common shares outstanding                    4,206,000
                                                                    ===============

        See accompanying notes to consolidated financial statements

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                  Three months       Three months
                                                                                      ended              ended
                                                                                  June 30, 1996      June 30, 1995
                                                                                  --------------    --------------
Cash flows from operating activities:
   Net income                                                                     $         140                 57
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                        104                 49
       Deferred income taxes                                                                (91)
       Changes in operating assets and liabilities:
         Accounts receivable                                                                 40                 93
         Notes and related paty loans receivable                                              -                 17
         Prepaid expenses and other current assets                                           18                 45
         Other assets                                                                       (98)                 2
         Accounts payable, accrued expenses and other current liabilities                   230               (150)
         Deferred maintenance revenue                                                       (12)                40
         Income taxes payable                                                               100                (22)
         Other long-term liabilities                                                         (4)                 1
                                                                                  --------------    --------------
               Net cash provided by operating activities                                    427                132
                                                                                  --------------    --------------
Cash flows from investing activities:
   Purchase of property, plant and equipment, net                                           (37)               (64)
                                                                                  --------------    --------------

Cash flows from financing activities:
   Proceeds from bank debt                                                                                      71
   Repayment of bank debt                                                                   (32)               (19)
   Repayment of stockholder loans                                                           (12)               (85)
   Deferred offering costs                                                                 (204)                 -
                                                                                  --------------    --------------
               Net cash used by financing activities                                       (248)               (33)
                                                                                  --------------    --------------

               Increase in cash and cash equivalents                                        142                 35


Cash and cash equivalents, beginning of period                                              528                433
                                                                                  --------------    --------------
Cash and cash equivalents, end of period                                          $         670                468
                                                                                  ==============    ==============

Supplemental cash flow information:
   Amounts paid for:
     Interest                                                                     $          53                 41
                                                                                  ==============    ==============
     Income taxes                                                                 $           -                  -
                                                                                  ==============    ==============

See accompanying notes to consolidated financial statements

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Research Engineers, Inc. (the "Company") and its wholly-owned subsidiaries. These consolidated financial statements have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended June 30, 1996 and 1995, the financial position at June 30, 1996, and the cash flows for the three months ended June 30, 1996 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


2.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


3.   INITIAL PUBLIC OFFERING

     On July 26, 1996, the Company completed an initial public offering of 1,300,000 shares of its common stock at $5.00 per share. The net proceeds of the offering, after deducting underwriter's commissions and offering costs, were approximately $5,600,000. Proceeds to the Company were used to repay approximately $2,175,000 of indebtedness to stockholders and banks. The remaining proceeds are anticipated to be used to further repay indebtedness, to fund research and development activities, to augment the Company's sales, marketing and customer support activities and to acquire related businesses, products and technologies.

     At June 30, 1996 $204,000 in costs had been incurred in connection with such offering. These amounts were included in deferred offering costs at June 30, 1996 and were offset against proceeds on July 26, 1996.

4.   INCOME PER SHARE

     Income per share is based upon net income for the quarter ended June 30, 1996. Income per share has been determined, in accordance with the treasury stock method, by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996 (Continued)
                                  (Unaudited)


5.   PRO FORMA DATA

     The pro forma balance sheet as of June 30, 1996 has been presented to reflect the sale by the Company of 1,300,000 shares of common stock at the initial public offering price of $5.00 per share net of approximate offering costs of $900,000 and the repayment of $2,175,000 of indebtedness to stockholders and banks (Note 3).

     Prior to October 1995, the Company operated as an S corporation for Federal tax purposes. Therefore, the tax expense was related to state and foreign taxes only. In October 1995, the Company converted to a C corporation. The pro forma net income data for the quarter ended June 30, 1995 has been presented to reflect the Company's provision for income tax expense as if the Company had been a C corporation at such date.

ITEM 2.  MANAGMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


GENERAL

Research Engineers, Inc. (the "Company") is a leading provider of technically sophisticated stand-alone and network-based engineering software products that provide fully-integrated easy-to-use design automation and analysis solutions for use by engineering analysis and design professional worldwide. The Company's comprehensive line of Windows-based engineering software products includes STAAD-III, the Company's structural analysis and design software, as well as mechanical, civil and process/piping engineering products. The Company's software products assist engineers in performing a myriad of mission-critical engineering tasks, including analysis and design of industrial, commercial, transportation and utility structures, pipelines, machinery and automotive and aerospace products and survey, contour and digital terrain modeling.

The following discussion and analysis addresses the results of the Company's operations for the three months ended June 30, 1996, as compared to the Company's results of operations for the three months ended June 30, 1995. On July 26, 1996, the Company consummated an initial public offering (the IPO) of 1,300,000 shares of its common stock, resulting in gross proceeds (net of discounts and commissions) of approximately $5,600,000. Since the closing of the IPO was after the period covered in this report, the Company's results and the following discussion do not reflect the IPO unless noted otherwise.

This quarterly report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The actual future results of Research Engineers, Inc. could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, uncertainties regarding market acceptance of new products and product enhancements, delays in the introduction of new products, and risks associated with managing the Company's growth, as well as those factors discussed in the Company's Registration Statement on Form SB-2 and related Prospectus dated July 25, 1996, and the "Risk Factors" described therein.


RESULTS OF OPERATIONS:  THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Net Revenues - Net revenues for the quarter ended June 30, 1996 increased by $693,000 (51%) to $2,065,000, as compared to $1,372,000 for the quarter ended
June 30, 1995. This increase in product sales and maintenance and support revenues was attributable to (i) market acceptance of the new 32-bit Windows 95 and Windows NT versions of the Company's software products, (ii) the Company's continued growth in overseas markets, and (iii) the Company's strategic acquisitions of products and technologies that took place during the fiscal year ended March 31, 1996.

Revenues are derived primarily from sales of the Company's engineering software products and, to a lesser extent, from sales of software maintenance contracts relating to its products. Software product revenues are recognized upon shipment. Product maintenance revenues are amortized over the length of the maintenance contract which is usually twelve months.

International net revenues as a percentage of total revenues for the quarter ended June 30, 1996 increased by approximately 15% to 54%, up from 39% for the quarter ended June 30, 1995. The Company's revenues are primarily denominated in U.S. Dollars. However, revenues and expenses for the Company's foreign subsidiaries and sales offices, are usually recorded in the applicable foreign currency and translated with any applicable foreign exchange adjustments. There were no foreign exchange gains or losses which were material to the Company's financial results in either of the quarters ended June 30, 1996 and 1995.

Gross Profit - Gross profit increased by $654,000 (52%) to $1,913,000 in the first quarter ended June 30, 1996 as compared to $1,259,000 for the quarter ended June 30, 1995. Gross profit as a percentage of revenues increased to 92.6% for the quarter ended June 30, 1996 as compared to 91.8% for the quarter ended June 30, 1995. Cost of goods sold are not normally significant as a percentage of net revenues due to the nature of the Company's products.

Selling, general and administrative expense - Selling, general and administrative expense increased by $506,000 (61%) to $1,333,000 in the first quarter ended June 30, 1996 as compared to $827,000 for the quarter ended June 30, 1995, and increased as a percentage of net revenues to 64.6% from 60.3%, in the comparable quarter of the prior year. Selling expenses increased as a result of higher commissions associated with higher net revenues, an increased number of telesales professionals and expanded worldwide sales operations. General and administrative expenses increased due to the addition of administrative, customer service and technical support personnel and increased professional fees.

Research and development expense - Research and development expense, increased by $13,000 (4%) to $351,000 in the first quarter ended June 30, 1996 as compared to $338,000 for the quarter ended June 30, 1995, and decreased as a percentage of net revenues to 16.9% from 24.6%, in the comparable quarter of the prior year. Research and development expenses, consist primarily of software developers' wages and from time to time the costs of software development performed by outside parties. During the quarter ended June 30, 1995 the Company incurred significantly higher costs for outside development as compared with the quarter ended June 30, 1996. This combined with the effect of increased headcount of in-house professionals resulted in the minor fluctuation within research and development expense.

Other expense - Net interest expense decreased by $9,000 (14%) to $57,000 as compared to $66,000 for the quarter ended June 30, 1995 as a result of a decrease in the Company's debt from 1995 levels.

Income taxes - Income tax expense increased by $67,000 to $73,000 in the first quarter ended June 30, 1996 as compared to $6,000 for the quarter ended June 30, 1995. In 1995, the Company operated as an S corporation for Federal tax purposes. Therefore, the tax expense was related to state and foreign taxes only. In October 1995, the Company converted to a C corporation. Therefore, tax expense for the quarter ended June 30, 1996 includes Federal tax expense on operations subsequent to conversion. The pro forma net income data for the quarter ended June 30, 1995 has been presented to reflect the Company's provision for income tax expense as if the Company had been a C corporation at such date.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital outlays primarily through capital contributions from its stockholders, bank financing and loans from stockholders.

The Company's principal sources of liquidity at June 30, 1996, consisted of $670,000 of cash and $150,000 available under a line of credit with Wells Fargo Bank, N.A.. The Company had a working capital deficiency of $394,000 at June 30, 1996. Cash provided by operations for the quarter ended June 30, 1996 was $427,000, and was generated primarily by current earnings for the period combined with the impact of improved cash collections and cash management. Cash used in investing activities, which consists of purchases of property and equipment, was $37,000. Cash used in financing activities was $248,000 and consisted primarily of expenses incurred in connection with the IPO. Such expenses are classified as "Deferred offering costs" on the balance sheet for the quarter ended June 30, 1996 and were offset against proceeds from the IPO on July 26, 1996.

The Company has a $150,000 line of credit with Wells Fargo Bank, N.A. bearing interest at prime plus 2% per annum. the line of credit is collateralized by substantially all of the assets of the Company. The line of credit matures on March 10, 1997. As of June 30, 1996 there were no amounts of principal or accrued interest outstanding relating to this line of credit. The Company is currently negotiating an increase in the amount of this line of credit, however there can be no assurances that such negotiations will be successful.

The Company consummated its IPO on July 26, 1996. This transaction is reflected in the pro forma balance sheet. The net proceeds to the Company of $5,600,000 were used to repay approximately $2,175,000 of indebtedness to stockholders and banks. The remaining proceeds, which are held in a short term highly liquid money market account, are anticipated to be used to further repay indebtedness, to fund research and development activities, to augment the Company's sales, marketing and customer support activities and to acquire related businesses, products and technologies. Management believes that unused proceeds from the IPO, cash generated from operations and borrowings available under the Company's existing line of credit will provide adequate working capital to fund the Company's operations at currently anticipated levels through June 30, 1997. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financings. There can be no assurance that such additional financings will be available, if needed, or, if available, will be on terms satisfactory to the Company.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

         (a)  EXHIBITS

              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 3, 1996

                                    RESEARCH ENGINEERS, INC.


                                    By: /s/ AMRIT K. DAS
                                       --------------------------------------
                                       Amrit K. Das
                                       Chairman of the Board, President,
                                       Chief Executive Officer and
                                       Director (principal executive officer)



                                    By: /s/ BRIAN PAUL
                                       --------------------------------------
                                       Brian Paul
                                       Chief Financial Officer, Secretary
                                       and Treasurer (principal financial
                                       and accounting officer)