Form 10-Q
period 1996-09-30
RESEARCH ENGINEERS INC
filed 1996-11-14
CIK 1015920

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                to
                                    ---------------   ---------------

                        Commission file number: 0-28560


                           RESEARCH ENGINEERS, INC.
       (Exact name of small business issuer as specified in its charter)


               Delaware                                 22-2356861
   (State or other jurisdiction of            (IRS. Employer Identification
    incorporation or organization                          No.)


                           22700 SAVI RANCH PARKWAY
                         YORBA LINDA, CALIFORNIA 92887
                   (Address of principal executive offices)


                                (714) 974-2500
               (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 5,701,000 on November 13, 1996

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1996
                                  (Unaudited)
              (In thousands, except share and per share amounts)

                                    ASSETS

Current assets:
  Cash and cash equivalents                              $1,735
  Short-term investments                                  3,034
  Accounts receivable (net of allowance
    for doubtful accounts of $18)                         1,042
  Deferred income taxes                                     164
  Notes and related party loans receivable                   51
  Prepaid and other current assets                          342
                                                         ------
      Total current assets                                6,368

Property, plant and equipment, net                        2,550
Goodwill (net of accumulated amortization of $44)           445
Other assets                                                253
                                                         ------
                                                         $9,616
                                                         ======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  232
  Accrued expenses                                          355
  Current portion of notes payable and loans
    to stockholders                                          16
  Income taxes payable                                      237
  Deferred maintenance revenue                              634
  Current portion of long-term bank debt                     83
  Other                                                     141
                                                         ------
      Total current liabilities                           1,698

Long-term bank debt                                         160
Notes payable and loans to stockholders                      68
Deferred income taxes                                        22
Other liabilities                                            72

Stockholders' equity:
  Preferred stock, par value $.01. Authorized
    5,000,000 shares; issued and outstanding none             -
  Common stock, par value $.01. Authorized
    20,000,000 shares; issued and outstanding
    5,701,000                                                57
  Additional paid-in capital                              6,785
  Retained earnings                                         757
  Foreign currency translation adjustment                    (3)
                                                         ------
      Total stockholders' equity                          7,596
                                                         ------
                                                         $9,616
                                                         ======

         See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
              (In thousands, except share and per share amounts)

                                                              Three months                       Six months
                                                           ended September 30,               ended September 30,
                                                       ---------------------------      ----------------------------
                                                          1996             1995            1996              1995
                                                       ----------       ----------      ---------         ----------
Net revenues:                                          $                                $
  Product sales                                             2,107            1,255          3,841              2,351
  Maintenance and support                                     348              329            679                605
                                                       ----------       ----------      ---------         ----------
      Total net revenues                                    2,455            1,584          4,520              2,956
Cost of revenues                                              187              121            339                234
                                                       ----------       ----------      ---------         ----------
      Gross profit                                          2,268            1,463          4,181              2,722

Operating expenses:
  Selling, general and administrative                       1,747              934          3,080              1,761
  Research and development                                    208              336            559                674
  In-process research and development                                           37                                37
                                                       ----------       ----------      ---------         ----------
      Total operating expenses                              1,955            1,307          3,639              2,472
                                                       ----------       ----------      ---------         ----------
      Operating income                                        313              156            542                250

Other (income)/expense:
  Interest (income)/expense, net                              (31)              60             26                126
  Other                                                       (28)             (35)           (69)               (70)
                                                       ----------       ----------      ---------         ----------
Income before income taxes                                    372              131            585                194
Income tax expense                                             84               22            157                 28
                                                       ----------       ----------      ---------         ----------
      Net Income                                       $      288              109      $     428                166
                                                       ==========       ==========      =========         ==========
Pro forma net income data (Note 5):
  Income before income taxes as reported               $        -              131      $       -                194
  Pro forma provision for income tax expense                    -               45              -                 66
                                                       ----------       ----------      ---------         ----------
      Pro forma net income                             $        -               86      $       -                128
                                                       ==========       ==========      =========         ==========
Net income per share                                   $     0.06                       $    0.09
                                                       ==========                       =========
Weighted average common shares outstanding              5,204,571                       4,710,833
                                                       ==========                       =========

          See accompanying notes to consolidated financial statements

                  RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                                                 Six months
                                                                             ended September 30,
                                                                             -------------------
                                                                               1996       1995
                                                                             --------   --------
Cash flows from operating activities:
   Net income                                                                $    428        166
   Adjustments to reconcile net income to net cash provided by operating activities:
         In-process research and development                                                  37
         Bonus expense for stock issuances                                                    60
         Depreciation and amortization                                            192        100
         Deferred income taxes                                                    127
         Changes in operating assets and liabilities:
            Accounts receivable                                                   (97)        38
            Notes and related party loans receivable                              (11)        16
            Prepaid expenses and other current assets                            (179)        39
            Other assets                                                         (141)        29
            Accounts payable, accrued expenses and other current liabilities     (278)       (74)
            Deferred maintenance revenue                                           29         40
            Income taxes payable                                                   22        (22)
            Other long-term liabilities                                           (54)         1
                                                                             --------   --------
                Net cash provided by operating activities                          38        430
                                                                             --------   --------

Cash flows from investing activities:
   Purchase of property, plant and equipment, net                                 (93)       (95)
   Payments to acquire companies, net of cash acquired                                       (26)
   Purchase of short-term investments                                          (3,034)        --
   Proceeds from repayment of related party note receivable                        48         --
                                                                             --------   --------
                Net cash used in investing activities                          (3,079)      (121)
                                                                             --------   --------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                                   6,469         --
   Proceeds from bank debt                                                                    71
   Repayment of bank debt                                                      (1,740)       (39)
   Repayment of stockholder loans                                                (481)      (154)
                                                                             --------   --------
                Net cash provided by (used in) financing activities             4,248       (122)
                                                                             --------   --------
                Increase in cash and cash equivalents                           1,207        187


Cash and cash equivalents, beginning of period                                    528        433
                                                                             --------   --------
Cash and cash equivalents, end of period                                     $  1,735        620
                                                                             ========   ========
Supplemental cash flow information:
   Amounts paid for:
         Interest                                                            $     73        116
                                                                             ========   ========
         Income taxes                                                        $     --          6
                                                                             ========   ========

          See accompanying notes to consolidated financial statements

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Research Engineers, Inc. (the "Company") and its wholly-owned subsidiaries. These consolidated financial statements have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months and six months ended September 30, 1996 and 1995, the financial position at September 30, 1996, and the cash flows for the three months and six months ended September 30, 1996 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Results of operations for the three months and six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year ended March 31, 1997.


2.  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ form those estimates.

3.  INITIAL PUBLIC OFFERING

    On July 26, 1996, the Company completed its initial public offering of 1,300,000 shares of its common stock at $5.00 per share (1,495,000 shares after exercise of the underwriters over-allotment option exercised on September 3, 1996). The net proceeds of the offering (including exercise of the underwriters over-allotment option), after deducting underwriter's commissions and offering costs, were approximately $6,469,000. Proceeds to the Company were used to repay approximately $2,194,000 of indebtedness to stockholders and banks. The remaining proceeds are anticipated to be used to further repay indebtedness, to fund research and development activities, to augment the Company's sales, marketing and customer support activities and to acquire related businesses, products and technologies.

4.  INCOME PER SHARE

    Income per share has been determined, in accordance with the treasury stock method, by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

5.  PRO FORMA INCOME STATEMENT DATA

    Prior to October 1995, the Company operated as an S corporation for Federal tax purposes. Therefore, the tax expense was related to state and foreign taxes only. In October 1995, the Company converted to a C corporation. The pro forma net income data for the three months ended September 30, 1995 and the six months ended September 30, 1996 has been presented to reflect the Company's provision for income tax expense as if the Company had been a C corporation at such dates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Research Engineers, Inc. (the "Company") is a leading provider of technically sophisticated stand-alone and network-based engineering software products that provide fully-integrated easy-to-use design automation and analysis solutions for use by engineering analysis and design professional worldwide. The Company's comprehensive line of Windows-based engineering software products includes STAAD-III, the Company's structural analysis and design software, as well as mechanical, civil and process/piping engineering products. The Company's software products assist engineers in performing a myriad of mission-critical engineering tasks, including analysis and design of industrial, commercial, transportation and utility structures, pipelines, machinery and automative and aerospace products and survey, contour and digital terrain modeling.

The following discussion and analysis addresses the results of the Company's operations for the three and six months ended September 30, 1996, as compared to the Company's results of operations for the three and six months ended September 30, 1995. On July 26, 1996, the Company consummated an initial public offering
(IPO) of 1,300,000 shares of its common stock at $5.00 per share (1,495,000 shares after exercise of the underwriters over-allotment option exercised on September 3, 1996). The net proceeds of the offering (including exercise of the underwriters over-allotment option), after deducting underwriter's commissions and offering costs were approximately $6,469,000.

This quarterly report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The actual future results of The Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, uncertainties regarding market acceptance of new products and product enhancements, delays in the introduction of new products, and risks associated with managing the Company's growth, as well as those factors discussed in the Company's Registration Statement on Form SB-2 and related Prospectus dated July 25, 1996, and the "Risk Factors" described therein.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net Revenues - Net revenues for the quarter ended September 30, 1996 increased by $871,000 (55%) to $2,455,000, as compared to $1,584,000 for the quarter ended September 30, 1995. For the six months ended September 30, 1996, revenues increased by $1,564,000 (53%) to $4,520,000 from $2,956,000 for the six months ended September 30, 1995. These increases in product sales and maintenance and support revenues were primarily attributable to (i) increased unit sales of STAAD III Release 22, released in September 1996 in the United States, (ii) the Company's continued growth in overseas markets, particularly in the Asia-Pacific and (iii) continued market acceptance of the 32-bit Windows 95 and Windows NT versions of the Company's software products.

Revenues are derived primarily from sales of the Company's engineering software products and, to a lesser extent, from sales of software maintenance contracts relating to its products. Software product revenues are recognized upon shipment. Product maintenance revenues are amortized over the length of the maintenance contract which is usually twelve months.

International net revenues as a percentage of total revenues for the quarter ended September 30, 1996 decreased by approximately 1% to 43%, down from 44% for the quarter ended September 30, 1995. For the six months ended September 30, 1996 international revenues increased by approximately 3% to 45% of total revenues, up from 42% for the six months ended September 30, 1995. The decline in international sales for the quarter ended September 30, 1996 is the result of delays in the localization of products for certain international markets. The Company's domestic revenues are denominated in U.S. Dollars. However, revenues and expenses for the Company's foreign subsidiaries and sales offices, are usually recorded in the applicable foreign currency and translated with any applicable foreign exchange adjustments. There were no foreign exchange gains or losses which were material to the Company's financial results during either of the six months ended September 30, 1996 and 1995.

Gross profit - Gross profit increased by $805,000 (55%) to $2,268,000 in the quarter ended September 30, 1996 as compared to $1,463,000 for the quarter ended September 30, 1995. Gross profit increased by $1,459,000 (54%) to $4,181,000 in the six months ended September 30, 1996 as compared to $2,722,000 for the six months ended September 30, 1995. The increases were primarily due to increased sales volume.

Gross margin remained consistent at 92,4% for both of the quarters ended September 30, 1996 and 1995. For the six months ended September 30, 1996 gross margin increased to 92.5% up from 92.1% for the six months ended September 30, 1995. Cost of goods sold are not normally significant as a percentage of net revenues due to the nature of the Company's products.

Selling, general and administrative expense - Selling, general and administrative expense increased by $813,000 (87%) to $1,747,000 in the quarter ended September 30, 1996 as compared to $934,000 for the quarter ended September 30, 1995, and increased as a percentage of net revenues to 71.2% from 59.0%, in the comparable quarter of the prior year. Selling, general and administrative expense increased by $1,319,000 (75%) to $3,080,000 in the six months ended September 30, 1996 as compared to $1,761,000 for the six months ended September 30, 1995, and increased as a percentage of net revenues to 68.1% from 59.6%, in the comparable six months of the prior year. Selling expenses increased as a result of the higher commissions being paid associated with higher net revenues, an increased number of telesales professionals and expanded worldwide sales operations. General and administrative expenses increased due to the addition of administrative, customer service and technical support personnel and increased professional fees.

Research and development expense - Research and development expense decreased by $128,000 (38%) to $208,000 in the quarter ended September 30, 1996 as compared to $336,000 for the quarter ended September 30, 1995, and decreased as a percentage of net revenues to 8.5% from 21.2%, in the comparable quarter of the prior year. Research and development expense, decreased by $115,000 (17%) to $559,000 during the six months ended September 30, 1996 as compared to $674,000 for the six months ended September 30, 1995, and decreased as a percentage of net revenues to 12.4% from 22.8%, in the comparable six months of the prior year. Research and development expenses consist primarily of software developers' wages and from time to time the costs of software development performed by outside parties. Decreases in research and development expense for the periods presented are due to higher expenditures being incurred for outside development during the six months ended September 30, 1995 as compared to the six months ended September 30, 1996.

Other (income)/expense - Net interest (income)/expense decreased by $91,000 (152%) to ($31,000) in the quarter ended September 30, 1996 as compared to $60,000 for the quarter ended September 30, 1995. Net interest (income)/expense decreased by $100,000 (79%) to $26,000 during the six months ended September 30, 1996 as compared to $126,000 for the six months ended September 30, 1995. For both periods the decrease is a result of the repayment of portions of the Company's debt following the IPO combined with the effect of interest income from the proceeds of the IPO.

Income taxes - Income tax expense increased by $62,000 to $84,000 in the quarter ended September 30, 1996 as compared to $22,000 for the quarter ended September 30, 1995. Income tax expense increased by $129,000 to $157,000 in the six months ended September 30, 1996 as compared to $28,000 for the six months ended September 30, 1995. Additionally, the effective tax rate for the quarter ended September 30, 1996 has increased to 22.6% from 16.8% for the quarter ended September 30, 1995 and for the six months ended September 30, 1996 to 26.8% from 14.4% for the six months ended September 30, 1995. In

1995, the Company operated as an S corporation for Federal tax purposes. Therefore, the tax expense was related to state and foreign taxes only. In October 1995, the Company converted to a C corporation. Therefore, tax expense for the three and six months ended September 30, 1996 includes Federal tax expense on operations subsequent to conversion. The pro forma net income data for the three and six months ended September 30, 1995 has been presented to reflect the Company's provision for income tax expense as if the Company had been a C corporation at such date. Additionally, the effective tax rates for the three and six months ended September 30, 1996 were lower than they would have been otherwise by approximately 16% and 10%, respectively, due to the finalizing of the Company's March 31, 1996 fiscal year end tax return and a reduction in the amounts previously accrued for such return.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently finances its operations (including capital expenditures) primarily through cash flows from operations as well as its cash and short-term investment balances.

The Company's principal sources of liquidity at September 30, 1996, consisted of $1,735,000 of cash, $3,034,000 of short-term investments and $150,000 available under a line of credit with Wells Fargo Bank, N.A.. The Company's short-term investments consist of $2,694,000 of United States government agency securities, classified as held-to-maturity and $340,000 of preferred stock marketable equity securities, classified as available-for-sale.

Cash provided by operations for the six months ended September 30, 1996 was $38,000, and was generated primarily by current earnings, depreciation and amortization expense, changes in deferred income taxes, offset by increases in accounts receivable and in prepaid expenses and other assets, and decreases in accounts payable and accrued expenses. Cash used in investing activities, which consists primarily of purchases of both short-term investments and property, plant and equipment, was $3,079,000. Cash provided by financing activities was $4,248,000 and consisted of the net proceeds of the IPO offset by the repayment of debt.

The Company has a $150,000 line of credit with Wells Fargo Bank, N.A. bearing interest at prime plus 2% per annum. The line of credit is collateralized by substantially all of the assets of the Company and expires on March 10, 1997. As of September 30, 1996 there were no amounts of principal or accrued interest outstanding relating to this line of credit. The Company is currently negotiating an increase in the amount of this line of credit, however there can be no assurances that such negotiations will be successful.

The Company consummated its IPO on July 26, 1996. The net proceeds to the Company of $6,469,000 (which includes the amount received by the Company as a result of the exercise of the underwriters over-allotment option on September 3,
1996) were used to repay approximately $2,194,000 of indebtedness. The remaining proceeds are anticipated to be used to further repay indebtedness to fund research and development activities, to augment the Company's sales, marketing and customer support activities and to acquire related businesses, products and technologies.

The Company believes that its current cash and short-term investment balances and cash generated from operations and borrowings available under the Company's line of credit will provide adequate working capital to fund the Company's operations at currently anticipated levels through September 30, 1997. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financings. There can be no assurance that such additional financings will be available, if needed, or, if available, will be on terms satisfactory to the Company.

                         PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                27.1  Financial Data Schedule

         (b) Reports on Form 8-K

                None

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 1996

                                     RESEARCH ENGINEERS, INC.


                                     By: /s/  AMRIT K. DAS
                                         ----------------------------------
                                         Amrit K. Das
                                         Chairman of the Board, President,
                                         Chief Executive Officer and
                                         Director (principal executive officer)


                                     By: /s/ BRIAN PAUL
                                         -----------------------------------
                                         Brian Paul
                                         Chief Financial Officer, Secretary
                                         and Treasurer (principal financial
                                         and accounting officer)