Form 10QSB
period 1996-12-31
RESEARCH ENGINEERS INC
filed 1997-02-14
CIK 1015920

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1996



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
(State or other jurisdiction of               (IRS. Employer Identification No.)
        incorporation)


                            22700 SAVI RANCH PARKWAY
                         YORBA LINDA, CALIFORNIA 92887
                    (Address of principal executive offices)

                                 (714) 974-2500
              (Registrant's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 5,701,000 on February 10, 1997

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996
                                  (Unaudited)
               (In thousands, except share and per share amounts)

                                    ASSETS

Current assets:
  Cash and cash equivalents                                          $  1,259
  Short-term investments                                                1,521
  Accounts receivable (net of allowance for doubtful accounts
   of $18)                                                              1,580
  Deferred income taxes                                                   292
  Notes and related party loans receivable                                116
  Prepaid and other current assets                                        489
                                                                     --------
    Total current assets                                                5,257

Property, plant and equipment, net                                      2,621
Goodwill (net of accumulated amortization of $111)                      1,358
Other assets                                                              310
                                                                     --------
                                                                     $  9,546
                                                                     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $    260
  Accrued expenses                                                        449
  Current portion of notes payble and loans to stockholders                16
  Income taxes payable                                                    377
  Deferred maintenance revenue                                            819
  Current portion of long-term bank debt                                  152
  Other                                                                   124
                                                                     --------
    Total current liabilities                                           2,197

Long-term bank debt                                                        71
Notes payable and loans to stockholders                                    68
Deferred income taxes                                                      22
Other liabilities                                                          67

Stockholders' equity:
  Preferred stock, par value $.01. Aurthorized 5,000,000 shares;           -
    issued and outstanding none
  Common stock, par value $.01. Authorized 20,000,000 shares;
    issued and outstanding 5,701,000                                       57
  Additional paid-in capital                                            6,785
  Retained earnings                                                       249
  Foreign currency translation adjustment                                  30
                                                                     --------
    Total stockholders' equity                                          7,121
                                                                     --------
                                                                     $  9,546
                                                                     ========

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
               (In thousands, except share and per share amounts)

                                          Three months         Nine months
                                        ended December 31,  ended December 31,
                                        ------------------  -------------------
                                           1996      1995      1996       1995
                                        ----------  ------  ----------    -----
Net revenues:                           $                   $
  Product sales                              2,350  1,544        6,191    3,895
  Maintenance and support                      380    309        1,059      914
                                        ----------  -----   ----------    -----
    Total net revenues                       2,730  1,853        7,250    4,809
Cost of revenues                               222    132          561      366
                                        ----------  -----   ----------    -----
    Gross profit                             2,508  1,721        6,689    4,443
                                        ----------  -----   ----------    -----
Operating expenses:
  Selling, general and administrative        1,988  1,176        5,068    2,937
  Research and development                     312    337          871    1,011
  In-process research and development          715     52          715       89
                                        ----------  -----   ----------    -----
    Total operating expenses                 3,015  1,565        6,654    4,037
                                        ----------  -----   ----------    -----
    Operating (loss) income                   (507)   156           35      406

Other (income) expense:
  Interest (income) expense, net               (56)    61          (30)     187
  Other                                        (22)   (30)         (91)    (100)
                                        ----------  -----   ----------    -----
(Loss) income before income taxes             (429)   125          156      319
Income tax expense (benefit)                    79     (2)         236       26
                                        ----------  -----   ----------    -----
    Net (loss) Income                   $     (508)   127   $      (80)     293
                                        ==========  =====   ==========    =====
Pro forma net income data (Note 5):
  Income before income taxes as
   reported                             $      -      125   $      -        319
  Pro forma provision for income tax
   expense                                     -       43          -        109
                                        ----------  -----   ----------    -----
    Pro forma net income                $      -       82   $      -        210
                                        ==========  =====   ==========    =====
Net loss per share                      $    (0.09)         $    (0.02)
                                        ==========          ==========
Weighted average common shares
 outstanding                             5,701,000           5,014,889
                                        ==========          ==========

See accompanying notes to consolidated financial statements

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                       Nine months
                                                       ended December 31,
                                                    ------------------------
                                                       1996          1995
                                                    ----------    ----------
Cash flows from operating activities:
  Net (loss) income                                 $     (80)          293
  Adjustments to reconcile net (loss) income to
   net cash (used in) provided by operating
   activities:
     In-process research and development                  715            89
     Bonus expense for stock issuance                       -            60
     Depreciation and amortization                        347           153
     Deferred income taxes                                 (1)         (250)
     Changes in operating assets and liabilities:
       Accounts receivable                               (416)         (305)
       Notes and related party loans receivable           (76)           15
       Prepaid expenses and other current assets         (321)          129
       Other assets                                      (216)          (67)
       Accounts payable, accrued expenses and
        other current liabilities                        (350)          276
       Deferred maintenance revenue                       133            72
       Income taxes payable                               143           140
       Other long-term liabilities                        (59)          (98)
                                                    ---------     ---------
         Net cash (used in) provided by operating
          activities                                     (181)          507
                                                    ---------     ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment, net         (183)         (148)
  Payments to acquire companies, net of cash
   acquired                                            (1,513)          (61)
  Purchase of short-term investments                   (3,206)            -
  Sale of short-term investments                        1,685             -
  Proceeds from repayment of related party note
   receivable                                              48             -
                                                    ---------     ---------
        Net cash used in investing activities          (3,169)         (209)
                                                    ---------     ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock            6,469            71
  Distributions to stockholders                             -           (86)
  Repayment of bank debt                               (1,907)          (60)
  Repayment of loans to stockholders                     (481)         (178)
                                                    ---------     ---------
        Net cash provided by (used in) financing
         activities                                     4,081          (253)
                                                    ---------     ---------
        Increase in cash and cash equivalents             731            45

Cash and cash equivalents, beginning of period            528           433
                                                    ---------     ---------
Cash and cash equivalents, end of period            $   1,259           478
                                                    =========     =========
Supplemental cash flow information:
  Amounts paid for:
    Interest                                        $     217           181
                                                    =========     =========
    Income taxes                                    $     164            66
                                                    =========     =========

See accompanying notes to consolidated financial statements

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (Unaudited)


1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Research Engineers, Inc. (the "Company") and its wholly-owned subsidiaries. These consolidated financial statements have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months and nine months ended December 31, 1996 and 1995, the financial position at December 31, 1996, and the cash flows for the three months and nine months ended December 31, 1996 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Results of operations for the three months and nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year ended March 31, 1997.


2.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


3.   INITIAL PUBLIC OFFERING

     On July 26, 1996, the Company completed its initial public offering of 1,300,000 shares of its common stock at $5.00 per share (1,495,000 shares after exercise of the underwriters over-allotment option exercised on September 3, 1996). The net proceeds of the offering (including exercise of the underwriters over-allotment option), after deducting underwriter's commissions and offering costs, were approximately $6,469,000. Proceeds to the Company were used to repay approximately $2,379,000 of indebtedness to stockholders and banks and to acquire QSE (Bristol) Limited for approximately $1,513,000 (note 6). The remaining proceeds are anticipated to be used to further repay indebtedness, to fund research and development activities, to augment the Company's sales, marketing and customer support activities and to acquire related businesses, products and technologies.


4.   LOSS PER SHARE

     Loss per share has been determined, in accordance with the treasury stock method, by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (Unaudited)
                                  (Continued)


5.   PRO FORMA INCOME STATEMENT DATA

     Prior to October 1995, the Company operated as an S corporation for Federal tax purposes. Therefore, the tax expense was related to state and foreign taxes only. In October 1995, the Company converted to a C corporation. The pro forma net income data for the three months ended December 31, 1995 and the nine months ended December 31, 1996 has been presented to reflect the Company's provision for income tax expense as if the Company had been a C corporation during the entire fiscal year ended March 31, 1996.


6.   ACQUISITION

     On December 3, 1996, the Company acquired all of the outstanding stock of QSE (Bristol) Limited, a software manufacturer and marketer. The purchase, for approximately $1,513,000 in cash, was made by Research Engineers (Europe) Limited, the Company's United Kingdom subsidiary. This transaction was accounted for as a purchase.

     Purchase price was allocated as follows (in thousands):

     Current assets                            $    223
     Property and equipment                          44
     Goodwill                                       954
     In process research and development            715
     Current liabilities                           (334)
     Non-current liabilities                        (89)
                                               --------
                                               $  1,513
                                               ========


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

The following discussion and analysis addresses the results of the Company's operations for the three and nine months ended December 31, 1996, as compared to the Company's results of operations for the three and nine months ended December 31, 1995. On July 26, 1996, the Company consummated an initial public offering
(IPO) of 1,300,000 shares of its common stock at $5.00 per share (1,495,000 shares after exercise of the underwriters over-allotment option exercised on September 3, 1996). The net proceeds of the offering (including exercise of the underwriters over-allotment option), after deducting underwriter's commissions and offering costs were approximately $6,469,000.

On December 3, 1996 the company purchased all of the outstanding stock of QSE (Bristol) Limited, a structural engineering software manufacturer and marketer. The purchase, for approximately $1,513,000 in cash, was made by Research Engineers (Europe) Limited, the Company's United Kingdom subsidiary. This transaction was accounted for as a purchase. QSE's structural engineering products extend the Company's core product lines by addressing the lower-end residential and light commercial/industrial construction market segment.


RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995 AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net Revenues - Net revenues for the quarter ended December 31, 1996 increased by $877,000 (47%) to $2,730,000, as compared to $1,853,000 for the quarter ended
December 31, 1995. For the nine months ended December 31, 1996, revenues increased by $2,441,000 (51%) to $7,250,000 from $4,809,000 for the nine months ended December 31, 1995. These increases in net revenues were primarily attributable to (i) the Company's continued growth in overseas markets, particularly in the Asia-Pacific market, (ii) continued market acceptance of the 32-bit Windows 95 and Windows NT versions of the Company's software products and
(iii) the acquisition of QSE (Bristol) Limited in December 1996.

Revenues are derived primarily from sales of the Company's engineering software products and, to a lesser extent, from sales of software maintenance contracts relating to its products. Software product revenues are recognized upon shipment. Product maintenance revenues are amortized over the length of the maintenance contract which is usually twelve months.

International net revenues as a percentage of total revenues for the quarter ended December 31, 1996 increased by approximately 11% to 51%, up from 40% for the quarter ended December 31, 1995. For the nine months ended December 31, 1996 international revenues increased by approximately 19% to 56% of total revenues, up from 37% for the nine months ended December 31, 1995. These increases in international revenues for the quarter were primarily the result of increased revenues in the Asian market as the Company's products continue to gain market acceptance and to a lesser extent the result of the acquisition of QSE (Bristol) Limited in December 1996. The Company's domestic revenues are denominated in U.S. Dollars. However, revenues and expenses for the Company's foreign subsidiaries and sales offices, are usually recorded in the applicable foreign currency and translated with any applicable foreign exchange adjustments. There were no foreign exchange gains or losses which were material to the Company's financial results during either of the nine months ended December 31, 1996 and 1995.

Gross profit - Gross profit increased by $787,000 (46%) to $2,508,000 in the quarter ended December 31, 1996 as compared to $1,721,000 for the quarter ended December 31, 1995. Gross profit increased by $2,246,000 (51%) to $6,689,000 in the nine months ended December 31, 1996 as compared to $4,443,000 for the nine months ended December 31, 1995. The increases were due to increased sales volume.

Gross margin decreased by 1% to 91.9% in the quarter ended December 31, 1996 as compared to 92.9% for the quarter ended December 31, 1995. This decrease is attributable to the increase in international sales volume which resulted in slightly higher costs associated with translating, preparing and shipping software and users manuals for sale in the oversees markets. For the nine months ended December 31, 1996 gross margin remained consistent at 92.3% as compared to 92.4% for the nine months ended December 31, 1995 with the slight decrease attributable to the increased international sales volume. Cost of goods sold are not normally significant as a percentage of net revenues due to the nature of the Company's products.

Selling, general and administrative expense - Selling, general and administrative expense increased by $812,000 (69%) to $1,988,000 in the quarter ended December 31, 1996 as compared to $1,176,000 for the quarter ended December 31, 1995, and increased as a percentage of net revenues to 72.8% from 63.5%, in the comparable quarter of the prior year. Selling, general and administrative expense increased by $2,131,000 (73%) to $5,068,000 in the nine months ended December 31, 1996 as compared to $2,937,000 for the nine months ended December 31, 1995, and increased as a percentage of net revenues to 69.9% from 61.1%, in the comparable nine months of the prior year. Selling expenses increased as a result of the higher commissions being paid associated with higher net revenues in the oversees markets, an increased number of telesales professionals and expanded worldwide sales operations. General and administrative expenses increased due to the addition of administrative, customer service and technical support personnel and increased professional fees.

Research and development expense - Research and development expense decreased by $25,000 (7%) to $312,000 in the quarter ended December 31, 1996 as compared to $337,000 for the quarter ended December 31, 1995, and decreased as a percentage of net revenues to 11.4% from 18.2%, in the comparable quarter of the prior year. Research and development expense, decreased by $140,000 (14%) to $871,000 during the nine months ended December 31, 1996 as compared to $1,011,000 for the nine months ended December 31, 1995, and decreased as a percentage of net revenues to 12.0% from 21.0%, in the comparable nine months of the prior year. Research and development expenses consist primarily of software developers' wages and from time to time the costs of software development performed by outside parties. Decreases in research and development expense for the periods presented are due to higher expenses being incurred for outside development during the nine months ended December 31, 1995 as compared to the nine months ended December 31, 1996.

In process - In connection with the acquisition of QSE (Bristol) Limited in December 1996, the Company received an appraisal of the assets acquired which indicated that these assets combined include approximately $715,000 of research and development in process. In the opinion of management and the appraiser, the technological feasibility of the acquired technology had not yet been established and the technology had no future alternative uses at the time of the acquisition, and accordingly, this amount was charged to expense. These costs are considered non recurring expenses and the comp is not able to determine if any such costs will be incurred in the future.

Other (income) expense - Net interest (income) expense increased by $117,000 (192%) to ($56,000) in the quarter ended December 31, 1996 as compared to $61,000 for the quarter ended December 31, 1995. Net interest (income) expense increased by $217,000 (116%) to ($30,000) during the nine months ended December 31, 1996 as compared to $187,000 for the nine months ended December 31, 1995. For both periods the decrease is a result of the repayment of portions of the Company's debt following the IPO combined with the effect of interest income from the invested proceeds of the IPO.

Income taxes - Income tax expense (benefit) increased by $81,000 to $79,000 in the quarter ended December 31, 1996 as compared to ($2,000) for the quarter ended December 31, 1995. Income tax expense increased by $210,000 to $236,000 in the nine months ended December 31, 1996 as compared to $26,000 for the nine months ended December 31, 1995. In 1995, the Company operated as an S corporation for federal tax purposes. Therefore, the tax expense was related to state and foreign taxes only. In October 1995, the Company converted to a C corporation. Therefore, tax expense for the three and nine months ended December 31, 1996 includes federal tax expense on operations subsequent to conversion. The pro forma net income data for the nine months ended December 31, 1995 has been presented to reflect the Company's provision for income tax expense as if the Company had been a C Corporation during the entire fiscal year ending March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

Certain statements contained in this "Liquidity and Capital Resources" are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, uncertainties regarding market acceptance of new products, including those acquired by QSE (Bristol) Limited, and product enhancements, delays in the introduction of new products, and risks associated with managing the Company's growth, as well as those factors discussed in the Company's Registration Statement on Form SB-2 and related Prospectus dated July 25, 1996, and the "Risk Factors" described therein.

The Company currently finances its operations (including capital expenditures) primarily through cash flows from operations as well as its cash and short-term investment balances.

The Company's principal sources of liquidity at December 31, 1996, consisted of $1,259,000 of cash, $1,521,000 of short-term investments and approximately $910,000 available under various lines of credit with Union Bank of California. The Company's short-term investments consist of $1,011,000 of United States government agency securities, classified as held-to-maturity and $510,000 of preferred stock marketable equity securities, classified as available-for-sale.

The increase in total cash and investments during the nine months ended December 31, 1996 was primarily attributable to the proceeds of the IPO combined with increases in deferred maintenance revenue and income taxes payable offset by the repayment of debt, the purchase of capital assets and the acquisition of QSE (Bristol) Limited combined with increases in accounts receivable, prepaid expenses and other assets and decreases in accounts payable and accrued expenses.

The Company has a $500,000 line of credit and a $500,000 equipment line with Union Bank of California, the line of credit bears interest at the prime rate. The equipment line bears interest at either prime plus 2.25% (fixed) per annum or prime plus 0.50% (variable) per annum. These credit lines are collateralized by substantially all of the assets of the Company. The line of credit and equipment line expire on August 31, 1997 and April 1, 2000, respectively. As of December 31, 1996 there was approximately $90,000 of principal and accrued interest outstanding under the equipment line and no amounts of principal or accrued interest outstanding under the line of credit. The Company plans to negotiate a renewal to the line of credit (expiring in August 1997), however there can be no assurances that such negotiations will be successful.

The Company consummated its IPO on July 26, 1996. The net proceeds to the Company of $6,469,000 (which includes the amount received by the Company as a result of the exercise of the underwriters over-allotment option on September 3,
1996) were used to repay approximately $2,379,000 of indebtedness to stockholders and banks and acquire QSE (Bristol) Limited for approximately $1,513,000. The remaining proceeds are anticipated to be used to further repay indebtedness, to fund research and development activities, to augment the Company's sales, marketing and customer support activities and to acquire related businesses, products and technologies.

The Company believes that its current cash and short-term investment balances and cash generated from operations and borrowings available under the Company's lines of credit will provide adequate working capital to fund the Company's operations at currently anticipated levels through December 31, 1997. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financings. There can be no assurance that such additional financings will be available, if needed, or, if available, will be on terms satisfactory to the Company.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                 10.26 QSE (Bristol) Limited Share Sale and Purchase Agreement (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K filed on February 14, 1997)

                 27.1  Financial Data Schedule

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:  February 14, 1997

                                    RESEARCH ENGINEERS, INC.


                                    By: /S/ AMRIT K. DAS
                                        ----------------
                                        Amrit K. Das
                                        Chairman of the Board, President,
                                        Chief Executive Officer and
                                        Director (principal executive officer)



                                    By: /S/ BRIAN PAUL
                                        --------------
                                        Brian Paul
                                        Chief Financial Officer, Secretary
                                        and Treasurer (principal financial
                                        and accounting officer)

                                 EXHIBIT INDEX
                                 -------------
Exhibit 10.26 QSE (Bristol) Limited - Share sale and Purchase Agreement (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K filed on February 14, 1997)

Exhibit  27.1   Financial Data Schedule