Form 10KSB
period 1997-03-31
RESEARCH ENGINEERS INC
filed 1997-06-30
CIK 1015920

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                    For the fiscal year ended March 31, 1997

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                        Commission file number: 0-28560

                            RESEARCH ENGINEERS, INC.
       (Exact name of small business issuer as specified in its charter)

                 Delaware                            22-2356861
     (State or other jurisdiction                  (IRS. Employer
          of incorporation)                      Identification No.)


22700 Savi Ranch Parkway, Yorba Linda, CA               92887
(Address of principal executive offices)              (Zip Code)


      Registrant's telephone number, including area code:  (714) 974-2500

       Securities registered pursuant to Section 12 (b) of the Act:  None

          Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, $0.01 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year: $11,023,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 24, 1997 was $4,289,688.

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 5,701,000 on June 24, 1997.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information is incorporated into
Part III of this report by reference to the Proxy Statement for the Registrant's 1997 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

  The Company is a leading provider of technically advanced engineering software solutions. The software provides fully integrated easy-to-use design automation and analysis solutions for use by engineering analysis and design professionals worldwide. The Company's comprehensive line of structural, mechanical, civil and process/piping engineering software products are designed to fully integrate the functions of model generation, analysis, design drafting and data presentation. All of the Company's products utilize a proprietary Windows-based graphics engine, allowing the software to be used with or without third party CAD software. The Company's products assist engineers in performing a myriad of mission-critical engineering tasks, including the analysis and design of industrial, commercial, transportation and utility structures, pipelines, machinery and automotive and aerospace products and survey, contour and digital terrain modeling. Suggested list prices for most of the Company's products range from approximately $995 to $5,000.

  The Company currently licenses its software products to more than 16,000 customers accounting for over 35,000 software installations and 110,000 concurrent users worldwide. A selected list of The Company's customers include:
Bechtel Corporation, Boston Edison, British Telecom, California Department of Resources, California Institute of Technology, Jet Propulsion Laboratories, Exxon Corporation, Fluor Daniel, Inc., General Dynamics, NASA, Rocketdyne, Siemens AG and Toyo Engineering. The Company's products are sold and supported domestically and internationally through its network of branch offices, subsidiaries and representatives in the United States, the United Kingdom, Germany, Japan, France, Scandinavia, Australia, China, Singapore, India, Indonesia, Korea, Thailand, Malaysia, South Africa, Mexico, Russia, the Middle East and Latin America. The Company's structural and civil engineering products provide eight international language options and local design codes required by its worldwide markets.

Industry Background

  The engineering design industry is comprised of a broad range of organizations including small, medium and large-sized engineering consulting firms, manufacturing companies, construction/fabrication companies, utilities, transportation companies and government agencies and is characterized by rapidly changing market demands as a result of evolving quality/safety regulations, increasing complexity of engineering projects, increasing demand for interdisciplinary information integration and increasing competition.

  Historically, engineering design organizations relied on internally developed programs or "public-domain" software that was developed by universities for analysis and design tasks. These programs typically ran on expensive mainframes, minicomputers or workstations in highly centralized environments. As a result of the increased availability of powerful desktop personal computers ("PCs") which are capable of accommodating the needs of sophisticated engineering software, engineering professionals have shifted from these expensive customized hardware/software solutions to commercial, PC-based solutions. The Company believes that the shift to powerful PCs has resulted in an increased demand for technically sophisticated, easy-to-use engineering software products that automate, simplify and integrate analysis and design functions in a cost effective manner. The following industry dynamics contribute to this increasing demand:

  Increasing regulatory and compliance requirements. In recent years, the engineering design industry has been subject to significant changes in regulatory and compliance requirements resulting from, among other things, natural disasters such as Hurricane Andrew and the Northridge and Loma Prieta, California earthquakes. For example, in many of the structural engineering segments of the industry, all newly constructed structures in a seismic or critical wind load (hurricane/tornado) zone are required to comply with certain mandatory design requirements irrespective of their size and complexity. In addition, with the widespread adoption of increased quality assurance standards such as ISO 9000, even simple consumer products, such as toys, are now subject to strict quality and safety standards which require computerized stress test analyses on such products. All of these new regulatory requirements have significantly increased the demand for highly accurate, cost-effective engineering analysis and design automation software.

  Increased use of engineering analysis and design software by small and medium-sized design/manufacturing firms. Although the engineering design industry was among the first industries to use sophisticated computer hardware and software, a significant number of small and medium-sized design/manufacturing companies could not fully utilize such products due to the costs involved. For example, prior to the availability of PC-based solutions, the cost for a typical hardware/software system capable of full-scale solid modeling functionality would start at approximately $70,000. With the advent of moderately priced powerful Pentium-based PCs (with large RAM and storage capabilities), equipped with sophisticated operating systems such as Windows 95 and NT, small and medium-sized design/manufacturing companies can now afford the systems to run technologically advanced engineering software. This decrease in the cost of computing power has allowed small and medium-sized design/manufacturing firms to successfully meet the new regulatory and compliance requirements described above in a cost efficient manner thereby increasing competition in the engineering design industry.

  Growth in demand for engineering analysis products with built-in graphics functionality. Traditionally, the engineering analysis and design market has been dependent on third-party CAD products to add graphics, visualization and presentation capabilities to engineering software. However, the high cost of third-party CAD software, which can range from $6,000 to $24,000, coupled with its lack of application specific details and potential compatibility problems has created a demand for engineering products with incorporated proprietary fully integrated graphics and/or CAD technology. All of the Company's products incorporate the Company's proprietary Windows-based graphics technology to allow for visualization, verification and drawing generation capabilities. See "-- Technology."

  Growth in international engineering software market. The international engineering software market is growing rapidly due in large part to the worldwide surge in infrastructure related construction activities. The newly industrialized and emerging growth areas of the world, including South East Asia, China, India and the Latin American countries, have embarked on major infrastructure development and construction efforts.

  These dynamics have increased the volume and complexity of information analysis and exchange between engineering design organizations and organizations in related disciplines, such as construction, fabrication and production. Consequently, engineering design firms require more powerful and better integrated software products for their analysis and design activities. In order to operate efficiently within this environment, engineering design organizations must automate and integrate their mission-critical and labor-intensive functions, including (i) model development, (ii) engineering analysis, (iii) graphical visualization/verification, (iv) engineering design based on code requirements and (v) report generation. Modern engineering concepts such as "concurrent engineering" (i.e., performance of all process functions in a concurrent manner) are becoming increasingly important in today's competitive environment. See "--Technology."

Business Strategy

  The Company's mission is to become one of the world's leading suppliers of stand-alone and network-based engineering software products for engineering analysis and design professionals. The Company seeks to achieve its objectives through the following strategies:

  Leveraging Existing Customer Relationships. The Company considers its relationships with existing customers to be an important corporate asset. Currently the Company has over 16,000 customers, accounting for over 35,000 software installations and 110,000 concurrent users worldwide. The Company continually introduces new products and upgrades to enhance and extend its product line. The Company believes that its direct and frequent contacts with its customers provide important market intelligence, which in turn is used to develop new, demand-driven products.

  Maintaining Leadership in Research and Development Activities. The Company believes that it is an industry leader in designing and developing products for the technically sophisticated segment of the engineering analysis and design industry and in providing products that address the entire spectrum of the engineering design process in an integrated manner. The Company is committed to continually advancing the capability of its products, through the incorporation of advanced technologies. The Company has established research and development facilities in the United States and India. Both of these facilities employ highly skilled technical personnel. The Company's offshore research and development facility is a key competitive advantage, in that it produces substantially more development effort for equivalent dollars spent in the U.S. See "--Product Development."

  Expanding the Company's Marketing, Sales and Product Support Activities. The Company believes that its direct sales approach and extensive use of demonstration materials, is the most effective way to market and sell its software products to engineering professionals. This market typically requires a full understanding of product capabilities in making a purchase decision. See "--Sales and Marketing." The Company has recently expanded its telesales operation by establishing a separate telesales division and increasing the number of telesales professionals. In addition, the Company intends to expand its marketing and product support activities through expanding the Company's presence on the Internet to provide additional product information to current and potential product users. The Company's Internet strategy includes providing on-line product demonstrations and on-line use (for a fee) of the Company's products for discrete projects.

  Expanding International Presence. The Company intends to expand its international presence by opening offices or acquiring businesses in those foreign countries that provide the greatest potential for sales. In fiscal 1997, approximately 55% of the Company's revenues were attributable to customers located outside the United States. All of the Company's products support a complete range of international measurement units. The Company's structural and civil engineering products allow customers to choose from eight major international languages and twelve market specific design codes. The Company intends to continually evaluate whether to create additional foreign language versions of any of its products and/or to include specific international design codes within a particular product based upon, among other things, the Company's experience in particular foreign markets and the specific design approval/validation requirements of the particular foreign market.

  Expanding Through Acquisitions. In addition to the Company's internal product development activities, the Company has, and expects to continue to expand its product lines, technology and product base through acquisitions complementary to the Company's current operations. In 1990, the Company acquired The Technical Group, a software company that developed CIVILSOFT, which is regarded by many to be the leading engineering and surveying software in the industry today. In 1995, the Company acquired STARDYNE, the first commercially available finite element analysis software, now regarded by many as an industry standard. In March 1996, the Company completed its acquisition of ADLPipe, Inc., a software company that has provided piping analysis and design solutions since 1975. In December 1996, the Company completed its acquisition of QSE (Bristol) Limited, a provider of structural analysis and design software that expands the Company's product offerings to the residential and light commercial markets. In March 1997, the Company acquired the rights to STRUCT etc., from Intrasoft, Inc., a structural engineering software product consisting of 88 small stand-alone software modules that are currently in use by thousands of architects and engineers. The Company believes that additional opportunities exist to expand its product lines by acquiring businesses, products and technologies that complement those of the Company.

Products

  The Company's engineering analysis and design software product lines include its core structural engineering line and its emerging civil, mechanical and process/piping lines. All of the Company's current products use the Company's proprietary Windows-based graphics engine that provides the most modern graphics environment for model development, visualization/verification and drawing generation. These products are also designed for use in conjunction with third party CAD drafting systems, including AutoCAD and MicroStation. Suggested list prices for most of the Company's products range from approximately $995 to $5,000.

  The following table describes the Company's software products:

   Product
   Category      Product Name              Function                          Applications
-------------------------------------------------------------------------------------------------------

Structural       STAAD-III         Integrated structural analysis      Engineering/architectural
Engineering                        and design for                      consulting firms, construction
                                   steel/concrete/timber codes;        companies, power/energy
                                   static/dynamic/non-linear/seismic   industries, government and
                                   analysis; incorporates U.S.,        municipal agencies, industrial
                                   British, German, Japanese and       plant design, offshore/marine
                                   other international codes.          engineering, equipment
                                                                       manufacturers, transportation
                                                                       engineering, facilities
                                                                       engineering.

                 STAAD-III         Same as above - Allows users to     Same as above
                 Online            submit jobs for analysis via
                                   modem on a pay-per-use basis

                 QSE - Quick       Integrated analysis and design      For light industrial and
                 Structural        for 2D/3D structures:               residential applications.
                 Engineering       steel/concrete design per US and    Engineering/ architectural
                                   British codes; links to             consulting firms; construction
                                   detailing software.                 companies.

                 STRUCT.etc --     A comprehensive array of 88         For light industrial and
                 STRUCTural        structural engineering software     residential applications.
                 Engineering       tools ideal for efficient design    Engineering/ architectural
                 Tool Case         and analysis of steel, concrete     consulting firms; construction
                                   timber and masonry structures.      companies.
-------------------------------------------------------------------------------------------------------

Mechanical       STARDYNE          Finite element analysis of          Aerospace, nuclear, machine
Engineering                        mechanical/structural               tools, machinery,
                                   components; machine design,         manufacturing, automotive,
                                   equipment design; static/           civil/structural, offshore/
                                   dynamic/non-linear/buckling/        marine, electrical, chemical,
                                   transient/random vibration/         processing, power/energy,
                                   thermal/ fracture/fatigue           mining.
                                   analysis.

                 VISUAL SOLID      3D solid modeling in design         All of above.
                                   automation; integrated with
                                   finite element analysis.
-------------------------------------------------------------------------------------------------------

Process/Piping   ADLPIPE           Analysis, design and code           Power, process, industrial
Engineering                        checking of piping systems;         plant design.
                                   static/dynamic/
                                   seismic/non-linear analysis;
                                   transient thermal analysis;
                                   supports U.S., British and other
                                   international codes.
-------------------------------------------------------------------------------------------------------

Civil            CIVILSOFT         Surveying, contouring,              Civil engineering consulting
Engineering                        roads/highway design, site,         firms; government/municipal
                                   design, digital, terrain,           agencies; utilities;
                                   modeling, earthwork                 transportation; facilities;
                                   calculations, water network         construction companies.
                                   design, sewer/storm drainage
                                   systems, hydraulics/ hydrology.

-------------------------------------------------------------------------------------------------------

  Structural Engineering. The Company's structural engineering products may be used to analyze and design almost any type of structure, including, among others, buildings (residential and commercial), bridges, industrial structures, utility structures, transportation structures and transmission towers. Because of the broad analytic nature of this software, users of the Company's structural engineering product line include a wide range of organizations from Fortune 500 companies to individual consulting engineers. The Company's structural engineering product line primarily consists of STAAD-III, a stand-alone integrated structural analysis and design software with drafting capabilities. The STAAD-III user base currently consists of over 6,000 companies worldwide with more than 20,000 installations. Of the top 500 architectural/engineering companies ranked in the April 14, 1997 issue of Engineering News-Record (a McGraw-Hill publication), all of the top ten, 24 of the top 25 and 44 of the top 50 are STAAD-III users. In Engineering News-Record's most recent annual survey of the structural engineering segment of the architectural engineering and construction market STAAD-III was ranked third in terms of usage and likelihood of purchase. The first and second ranked software were CAD products offered by AutoCAD and Intergraph, neither of which offer structural engineering analysis and design. While most of the users of STAAD-III are in the structural consulting engineering business, STAAD-III is also used by construction companies, architects, mechanical constructors/fabricators, government agencies, utilities, petroleum producers, facility development/maintenance groups and the manufacturing industry.

  The Company also offers STAAD-III Online. This product provides all the functionality of STAAD-III but is sold to the customer on a pay-per-use basis.
A customer is provided a package free of charge, which includes the STAAD-III input generator, post processor software and all the necessary utilities for remote connection. The customer uses the STAAD-III input generator to create an input file that is transferred to the STAAD-III Online server, via modem, for processing. Upon completion of analysis, the results are transferred back to the customer's PC. The customer is billed based on the size of the input file. The Company has positioned this product for the smaller engineering firm which may only need to utilize STAAD-III on a limited basis.

  In fiscal 1997 the Company entered into a workflow integration agreement with Intergraph, Inc., the industries leading supplier of drawing and drafting software, whereby, the two companies will develop program enhancements that will allow STAAD-III to operate from within Intergraph products. These enhancements will reinforce the two-way link between the software packages, giving structural engineers seamless access to structural member data and a smoother workflow for modeling structural members.

  The Company recently expanded its structural engineering product line with the addition of two new products: Quick Structural Engineering (QSE) and STRUCural Engineering Tool Case (STRUCT etc.). QSE consists of a suite of integrated analysis and design modules for frame structures. Additionally, QSE provides the engineer with a detailing mode whereby a structural model can be quickly transferred into a complete two-dimensional or three-dimensional detailed drawing. STRUCT etc. provides customers a comprehensive array of 88 structural engineering software tools ideal for the efficient design and analysis of steel, concrete timber and masonry structures. Both QSE and STRUCT etc. are aimed at the residential and light commercial market segments.

  Mechanical Engineering. The Company's mechanical engineering product line was added in 1995 with the acquisition of STARDYNE, a general purpose finite element analysis software. STARDYNE was the world's first commercial finite element analysis software and has been serving the mechanical engineering segment of the industry since 1968. STARDYNE has been enhanced and integrated with other products of the Company and is currently used by more than 2,000 companies worldwide. For example, STARDYNE has been used by: Rockwell, to analyze the Apollo spacecraft command module; by Rocketdyne, to analyze rocket engines for the space shuttles; and by toy manufacturers, to design and test new products.

  To enhance its mechanical engineering product line, the Company has developed and introduced VISUAL SOLID, a full-scale three-dimensional solid modeling software. VISUAL SOLID assists engineering professionals in developing an entire three-dimensional model on a PC. Based on the Windows, Windows 95 and Windows NT environments, VISUAL SOLID includes a graphics-based, intuitive, easy-to-use interface and full-scale editing facilities. VISUAL SOLID's comprehensive model development facilities include, among other facilities, Boolean operations, shape change operators, parametric editing and part assemblies. In addition, VISUAL SOLID is equipped with its own rendering engine and engineering drawing generation modules. Fully integrated with STARDYNE, VISUAL SOLID allows engineering professionals to automate the entire process of product design including model development, verification/visualization, engineering calculations and design drawings.

  The Company has also acquired distribution rights to a product called FEMKIT that will enter the Company into the finite element modeling market. FEMKIT provides a Windows native finite element engineering environment with interfaces available for several popular third party software products.

  Process/Piping Engineering. The Company's process/piping engineering product, marketed under the name ADLPIPE, is used in the analysis and design of piping systems to obtain stresses and displacements under pressure, thermal and other static/dynamic loading conditions. The Company acquired this technology as a result of a merger with ADLPipe, Inc. in March 1996, and recently adapted the product to Windows, making it the industries first Windows native process/piping product. Approximately 2,000 companies, currently use ADLPIPE, worldwide.
Since its introduction in 1975, ADLPIPE has been used worldwide by more than 20,000 users.

  Civil Engineering. The Company's civil engineering software products marketed under the name CIVILSOFT, address all aspects of civil engineering, including survey, contour and digital terrain modeling, hydraulics, hydrology and water/sewer network design and analysis. The Company has recently released the first phase of its WINCIVIL product line, which runs independently of expensive third part CAD products. The Company believes that its civil engineering products comprise one of the industries most versatile and comprehensive suites of civil engineering software. Over 6,500 companies currently use the Company's civil engineering software products worldwide, with more than 9,000 installations.

Customers

  Research Engineers currently has over 16,000 customers accounting for over 35,000 software installations and 110,000 concurrent users worldwide. In fiscal 1997, 55% of the Company's revenues were generated from customers outside the United States.

Sales and Marketing

  The Company markets and sells its engineering analysis and design software products through a direct sales approach consisting of three distinct phases. First, the Company uses extensive print advertising, trade show participation and direct mail campaigns to generate sales leads. Second, in response to product inquiries generated through the above activities, the Company provides elaborate evaluation/demonstration software packages complete with full user manuals and working programs. Finally, the Company's telesales professionals are used to close the sales. The Company's telesales professionals work in conjunction with the Company's engineers in order to provide complete coverage of business and technical issues in the sales cycle. The Company believes that this type of direct sales approach, using extensive demonstration materials prior to closing a sale, is the best way to market its products to engineering professionals, who typically require a full understanding of product capability in making a purchase decision. The Company also utilizes this type of sales approach in connection with its marketing and sales of product enhancements, upgrades and new products to current customers. The Company has recently expanded its telesales operation by establishing a separate telesales division and increasing the number of telesales professionals. In addition, the Company has expanded its presence on the Internet by providing additional product information to current and potential product users. The Company's Internet strategy includes on-line product demonstrations and on-line use (for a fee) of Company products for discrete projects.

  The Company conducts sales and training seminars worldwide to provide current and potential customers with additional information about its products,. During fiscal 1997, the Company focused these efforts in South East Asia and conducted seminars in Singapore, Bangkok, Manila, Hong Kong, Kuala Lumpur, Jakarta, Shanghai, Beijing, Shenzhen, Bombay, Delhi, Madras and Calcutta. In 1998, the Company is scheduled to conduct sales and training seminars in the United States, United Kingdom, Japan, France, Germany, Spain, Scandinavia, Singapore, Malaysia, Thailand, Indonesia, India, China and Mexico. Since 1987, the Company has also organized Annual User Conferences for its customers. These events, which are attended by worldwide users, are intended to serve as a forum for the exchange of ideas and information. The Company has also been successful in placing its products in various colleges and universities, including Harvard University, Massachusetts Institute of Technology and California Institute of Technology, as a means of introducing its products to future generations of professionals.

  The Company sells and supports its products internationally through its extensive international infrastructure, consisting of branch offices, subsidiaries and representatives located worldwide. Currently, the Company has a total of 54 sales representatives and technical support personnel located in the United Kingdom, Germany, Japan, France, Scandinavia, Australia, China, India, Singapore, Indonesia, Korea, Thailand, Malaysia, South Africa,

Mexico, Russia, the Middle East and Latin America. Most of the Company's foreign sales representatives and technical support personnel are local nationals. The Company's structural and civil engineering products allow customers to choose from among eight major international languages and twelve local design codes.

Support and Training

  The Company believes that providing its customers with direct support services helps ensure that customers obtain the maximum benefits offered by its products. The Company believes that its support programs also enhance the Company's relationships with customers. Purchasers of the Company's software are typically provided 120 days of product support without charge and a multimedia training CD-ROM. For support after the 120-day period, customers can elect to purchase ongoing support either on a one-year contract basis or on an as-used fee basis. To provide quality technical support worldwide, the Company employs highly qualified engineers and software specialists and maintains product support centers in the United States (Orange County, California and Boston, Massachusetts), United Kingdom, France, Germany, Scandinavia, Singapore, Japan, China, India, Australia, Indonesia, Korea, Thailand, Malaysia, South Africa, Mexico, Russia, the Middle East and Latin America. Many of the Company's support professionals have advanced degrees. In addition, the Company maintains a World Wide Web site on the Internet and provides e-mail technical support to its users. Customers also receive a technical newsletter which is distributed quarterly by the Company and which is designed primarily to apprise customers of technological enhancements and new products offered by the Company.

Product Development

  The Company offers a broad range of products that are designed to keep pace with technological and regulatory developments in the marketplace and address the increasingly sophisticated needs of its customers. The Company continually focuses on expanding its existing product line offerings with acquired, upgraded and new products. The Company specifically seeks opportunities to expand its product offerings through acquisitions. All of the Company's acquired products are incorporated into the Company's product lines with the goal of providing seamless data transfer and functional integration. Product development activities include, among others, adding new engineering analysis capabilities, implementing new design codes, enhancing existing engineering data bases, developing new ease-of-use features, enhancing user interfaces, implementing emerging technologies, exploiting new hardware capabilities and platform developments and providing improved interfaces with related third-party products.

  The Company's product development group includes experts in structural engineering, mechanical engineering, civil engineering, piping/process engineering, advanced mathematical techniques, numerical methods, computer graphics and operating system technology. The Company has established research and development facilities in the United States and India. The Company's overseas offices contribute significantly to the development and maintenance of local engineering design codes that are offered in certain of the Company's products. The Company's offshore research and development facility in India is used to develop certain core technologies that require significant man-hours. Due to the availability of skilled technical personnel at a fraction of the cost for comparable personnel in the United States, this offshore research and development facility affords the Company the opportunity to obtain substantially more development effort for equivalent dollars spent in the United States. The Company believes that the use of its offshore research and development facility provides a significant competitive advantage. In addition, the Company works closely with leading universities in computer-aided engineering, including the Massachusetts Institute of Technology and the University of Pennsylvania. The Company has sponsored research projects and procured technologies from a number of prominent universities including Vanderbilt University and Worcester Polytechnic.

  The Company releases enhanced versions of its software products on an on-going basis. The Company works closely with its existing and prospective customers to determine their requirements and to design enhancements and new products to meet their needs. The Company believes that a substantial number of its product enhancements in recent years have been developed as a result of the ideas and suggestions of its customers.

  To ensure that the Company's products meet the requirements of its users and to ensure that the Company's software development, validation and maintenance processes meet applicable regulatory guidelines on software development, the Company has established an extensive quality assurance and quality control process. Application specialists, who generally have advanced experience with the Company's products, handle the "alpha" or internal testing of a new product, while the "beta" testing of a new product is conducted both internally and by selected customers and consultants. The Company has a separate documentation group that is dedicated to creating and updating the documentation for each product, with a particular emphasis on making such documentation more comprehensive and user-friendly.

Technology

  The Company's software products automate engineering calculations that are performed by structural, mechanical, civil and process/piping engineers. The key technology components of the Company's products are: (i) the mathematical models of the system, (ii) the engineering databases, (iii) the numerical algorithms,
(iv) the software architecture, (v) the graphical user environment and (vi) the use of preferred operating systems.

  Mathematical Models. The mathematical model in an engineering analysis includes the geometry of the system, physical properties of the components and external influences such as loads. The model of an engineering system such as an industrial building, machine component or pipeline may involve hundreds or thousands of algebraic equations that may be linear or non-linear depending upon the nature of the problem. The Company's products are comprehensive in their analysis and modeling capabilities. For example, STARDYNE offers a wide range of analysis options that include static, dynamic, second order, transient, harmonic, thermal, buckling, time history, response/shock spectra, fatigue and fracture analysis. Similarly, STAAD-III's comprehensive loading facilities include static, dynamic, seismic, second order, moving loads, wind loads, thermal loads and loads due to movement of supports. The models are based on the fundamental laws of physics and mechanics, including static and dynamic equilibrium. In addition, the user is allowed extensive control on the analysis and design process through user specifiable parameters.

  Engineering Databases. The Company's products are equipped with databases containing engineering properties of all relevant commonly used materials and structural sections. For example, STARDYNE's material library contains data for 28 different linear and non-linear materials that can be used in a wide range of industries including aerospace, automotive, power, machinery, energy, mining, marine and manufacturing. STAAD-III's steel section databank contains properties of structural sections from ten different countries throughout the world. The user can specify the required data from the engineering databases which saves significant modeling time and ensures accuracy. In applicable situations, the user is allowed to create and save data for customized use.

  Numerical Algorithms. Engineering analysis models require sophisticated underlying technology to solve large systems of linear/nonlinear algebraic and differential equations. Solving these equations accurately and in a time and cost efficient manner is key to the success of any analysis project. The Company believes that its technology for solving these equations provides it with a competitive advantage. A major focus of the Company's research and development activities is the maximization of the computer's memory and storage resources for numerical solution of equations. All of the Company's products have benefited from proprietary research and development conducted in the fields of numerical solutions, data compression/storage and disk caching technologies. The solution technology in STARDYNE has been developed and perfected over a period of almost thirty years since the product was first introduced in 1967. Similarly, the solution techniques used in STAAD-III, ADLPIPE and CIVILSOFT have been tested and proven in real life engineering projects for more than ten years in each case.

  Software Architecture. The Company's engineering software products are based on the principle of "concurrent engineering." Under this methodology, the engineer can perform all the functions of the process, such as, model development, analysis, design, visualization, verification and drawing generation in a "concurrent" manner. An underlying relational database unifies the process and manages the flow of information within the electronic loop. The Company believes that this unique blend of modern database technology with sophisticated engineering algorithms provides for substantial competitive advantage.

  Graphical User Environment. STAAD-III, QSE, STRUCT etc., STARDYNE, CIVILSOFT, ADLPIPE, FABRICAD and VISUAL SOLID are equipped with powerful and user-friendly graphical user environments based on the principles of "concurrent engineering." With implementation of modern graphics, CAD and database technologies, the graphical user environment provides visual model generation, verification, animation and extensive plotting/printing facilities. The Company believes that the visual approach implemented in its software allows the engineer to be significantly more productive and efficient.

  Operating Systems and Hardware Platforms. The Company supports its products on a wide range of hardware platforms and operating systems. STAAD-III, STARDYNE and ADLPIPE are supported on PCs and UNIX-based workstations including Sun Microsystems, Hewlett Packard, Digital Equipment Corporation, Silicon Graphics, IBM, RISC and Intergraph, while QSE, STRUCT etc. and VISUAL SOLID are supported on PCs only.

All of the Company's products are available in single user, network-based and client-server modes. The Company believes that engineers performing computer-aided engineering analysis prefer operating systems similar to Microsoft Windows. The Company has released new versions of its products for use on Windows 95 and Windows NT, which are 32 bit operating systems designed for network servers, high-end personal computers and workstations. The Company believes that the enhanced speed, memory management capabilities and multitasking operation of the Windows 95 and Windows NT operating systems make them the best choice for the Company's technology-driven software products. The Company's current research and development efforts are focused on developing enhanced versions of its current products to take full advantage of the Windows 95 and Windows NT operating systems.

Competition

  The engineering software industry is intensely competitive and rapidly changing. A number of companies offer products that target the same markets as the Company. Some of the Company's competitors and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company.

  The principal bases for competition in this industry include product functionality, product reliability, price/performance characteristics, ease of product use, availability of products on popular computer platforms, ability to accurately model complex projects, end-user support and documentation, ability to keep pace with technological advances and corporate reputation and financial stability. The Company believes that its high caliber development effort, demonstrated understanding of the needs of the engineering design industry, demonstrated ability to attract and retain customers, demonstrated capability to develop, acquire and implement emerging technologies, demonstrated capability to provide technical support and demonstrated capability to provide attractive price points for its products represents significant competitive advantages.

  The Company's products compete, on occasion, with analysis tools that are internally developed by a number of engineering firms. Increasingly, companies in the engineering design industry have come to recognize that it is inefficient and uneconomical for them to continue to develop and support engineering analysis software internally. Many of them are currently replacing their internally developed software with commercial engineering analysis software tools, such as those provided by the Company. In the past the Company has experienced threats of potential competition from a number of international software development ventures that were financed by local foreign governments. To date, none of these ventures has been successful in creating any commercially competitive products.

  The Company believes that it competes favorably in the engineering design and analysis market based upon the combination of technical power and ease-of-use of its software products, its integrated product line and its ability to provide local customer support on a direct basis. In order to maintain its market leadership and competitive position, the Company intends to (i) continue to develop its solution technologies, (ii) continue to further integrate emerging technologies (such as 3D solid modeling), (iii) continue to enhance the scope of product applications, (iv) continue to focus on emerging hardware/software platforms (such as Windows 95 and Windows NT) and (v) continue to improve upon the ease-of-use of its software products.

  There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. The Company's future success will depend significantly upon its ability to increase its market share and license additional products and product enhancements to existing customers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's results of operations.

Intellectual Property and Proprietary Rights

  The Company relies primarily on a combination of contract, copyright, trademark and trade secret laws, license and confidentiality agreements and software security measures to protect its proprietary technology. The Company distributes its products under "shrink-wrap" software license agreements, which grant end-users licenses to (rather than ownership of) the Company's products and which contain various provisions intended to protect the Company's ownership and confidentiality of the underlying technology. In addition, the Company's software is distributed with a third party "hardware lock" to ensure copyright protection. The Company also requires all of its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. In addition, the Company periodically reviews its proprietary technology for patentability, although the Company does not have any current patents. Despite these precautions, the Company believes that existing laws provide limited protection for the Company's technology and that it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where the Company distributes products, particularly in foreign countries where the laws generally offer no protection or less protection than those of the United States. Moreover, "shrink-wrap" licenses, which are not signed by the end-user, may be unenforceable in certain jurisdictions.

  The Company believes that, due to the rapid pace of technological innovation and change within the engineering industry, legal protections afforded the Company's technology are less significant in affecting the Company's business and results of operations than factors such as the reputation of the Company, the knowledge, ability and experience of Company personnel, the frequency of product enhancements and the timeliness and quality of the Company's customer service and support.

  The Company is not engaged in any material disputes with other parties with respect to the ownership or use of the Company's proprietary technology. However, there can be no assurance that other parties will not assert technology infringement claims against the Company in the future. The litigation of such a claim may involve significant expense and management time. In addition, if any such claim were successful, the Company could be required to pay monetary damages and may also be required to either refrain from distributing the infringing product or obtain a license from the party asserting the claim (which license may not be available on commercially reasonable terms). As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims.

  STAAD-III, QSE, STRUCT etc., CIVILSOFT, ADLPIPE, and VISUAL SOLID are trademarks of the Company. STARDYNE(R) is a registered trademark of the Company.

Employees

  As of March 31, 1997, the Company had 93 full-time employees, including 35 in product development and related support services, 34 in sales and marketing and 24 in finance and administration. Approximately 39 of the Company's full-time employees are located in the United States and 54 are located internationally.


ITEM 2.  DESCRIPTION OF PROPERTY.

  The Company's corporate headquarters are located in Yorba Linda, California, in a company-owned facility consisting of approximately 41,000 square feet of office and warehouse space. Additionally, the Company is in the process of constructing a 22,000 square foot research and development facility in Calcutta, India.


ITEM 3.  LEGAL PROCEEDINGS.

  The Company is not presently involved in any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the quarter ended March 31, 1997, no matters were submitted for vote to the Company's common stockholders.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock has been traded on The Nasdaq National Market (ticker symbol RENG) since July 26, 1996 when the Company completed its initial public offering of 1,495,000 shares of Common Stock. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

  As of June 16, 1997 there were approximately 712 holders of record of the Company's Common Stock, including stock held by affiliates and excluding an undetermined number of stockholders whose shares are held in "street" or "nominee" names.

  The Company has reinvested earnings in the business and has never paid any dividends to holders of the Company's Common Stock. The declaration and payment of dividends are at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

  The high and low closing sales prices of a share of the Company's Common Stock, as reported by The Nasdaq National Market, for the third and fourth quarters of fiscal 1997 and the second quarter of fiscal 1997 (covering the period from July 26, 1996 through September 30, 1996), the only quarters in fiscal 1997 in which the Company's shares of Common Stock were publicly traded, are as follows:

                                                   LOW          HIGH
                                                ---------     -------
Quarter ended March 31, 1997                    $  2 3/4      $ 3 7/8
Quarter ended December 31, 1996                    2 3/4        8 1/4
Quarter ended September 30, 1996                   5 3/16       8 1/2


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

  Research Engineers, Inc. is a leading provider of technically sophisticated stand-alone and network-based engineering software products that provide fully-integrated easy-to-use design automation and analysis solutions for use by engineering analysis and design professional worldwide. The Company's comprehensive line of Windows-based engineering software products includes STAAD-III, the Company's structural analysis and design software, as well as mechanical, civil and process/piping engineering products. The Company's software products assist engineers in performing a myriad of mission-critical engineering tasks, including the analysis and design of industrial, commercial, transportation and utility structures, pipelines, machinery and automotive and aerospace products and survey, contour and digital terrain modeling.

  From inception to 1985, STAAD-III was offered primarily through time-sharing services. The Company began marketing its products directly to users in 1985 in connection with the Company's release of the first PC-version of STAAD-III. During 1986, the Company began its international expansion with the establishment of a United Kingdom affiliate. An additional affiliate was established in India during the same year in conjunction with the establishment of Company's offshore research and development facility. The Company acquired both of these commonly controlled affiliates in fiscal 1996. In November 1995, the Company acquired its German distributor, EGIS GmbH, and established its German subsidiary, Research Engineers GmbH. The Company currently has branch offices, subsidiaries, distributors and representatives in the United States, the United Kingdom, Germany, Japan, France, Scandinavia, Australia, China Singapore, India, Indonesia, Korea, Thailand, Malaysia, South Africa, Mexico, Russia, and the Middle East and Latin America.

  In June 1995, the Company acquired the rights to the STARDYNE software product. This acquisition enabled the Company to expand into the mechanical engineering software market. In September 1995, the Company acquired the assets and business of Das Consulting, Inc., a Massachusetts-based sales, marketing and support organization. This acquisition enabled the Company to expand its sales and support services, by establishing a branch office of the Company on the East Coast. In March 1996, the Company acquired all of the assets and assumed the business of ADLPipe, Inc., a Massachusetts-based developer of process/piping engineering software. The acquisition of this business enabled the Company to add a complimentary product line to its existing structural, mechanical and civil engineering software product lines. In addition, in fiscal 1997 the Company purchased all of the outstanding stock of QSE (Bristol) Limited, a structural engineering software manufacturer and marketer, and acquired rights to STRUCT etc. from Intrasoft, Inc. QSE's structural engineering product and STRUCT etc. further extended the Company's core product line by addressing the lower-end residential and light commercial/industrial construction market segment.

  On July 26, 1996, the Company consummated its initial public offering ("IPO") of 1,300,000 shares of its common stock at $5.00 per share (1,495,000 shares after exercise of the underwriters over-allotment option on September 3, 1996). The net proceeds of the offering (including exercise of the underwriters over-allotment option), after deducting underwriter's commissions and offering costs were approximately $6,469,000. A portion of the proceeds was used to repay debt, acquire QSE (Bristol) Limited, to fund research and development and support the Company's continued expansion.

  The Company derives its revenues principally from sales of its engineering software products and, to a lesser extent, from sales of software maintenance contracts relating to its products. Software product revenues are recognized upon shipment. Product maintenance revenues are amortized over the length of the maintenance contract, which is usually twelve months. Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact during fiscal 1998. As the Company continues to expand its international operations, its exposure to gains and losses on foreign currency transactions continues to increase. The Company plans to consider limiting such exposure by the purchase of forward exchange contracts and/or hedging all material foreign currency-denominated receivables by specific hedge contracts.

Results of Operations

  The following table sets forth, for the periods indicated, certain statement of income data expressed as a percentage of net revenues.

                                                   Year Ended March 31,
                                                  ----------------------
                                                     1997        1996
                                                  ----------   ---------

Net revenues                                         100.0 %     100.0 %
Cost of revenues                                       7.3 %       7.2 %
                                                     -----       -----

Gross profit                                          92.7 %      92.8 %
                                                     -----       -----

Selling, general and administrative expenses          71.3 %      65.1 %
Research and development expenses                     10.7 %      14.5 %
In-process research and development expenses           6.5 %       1.2 %
                                                     -----       -----

Operating income                                       4.2 %      12.0 %

Interest expense                                      (0.4)%       3.4 %
Other                                                 (0.6)%      (1.7)%
                                                     -----       -----

Income before income taxes                             5.2 %      10.3 %

Provision for income taxes                             3.2 %       0.6 %
                                                     -----       -----

Net income                                             2.0 %       9.7 %
                                                     -----       -----


  Net Revenues. Net revenues for the fiscal year ended March 31, 1997 increased by $3,700,000 (51%) to $11,023,000, as compared to $7,323,000 for the fiscal year ended March 31, 1996. The increase in net revenues was primarily attributable to (i) the Company's continued growth in overseas markets, particularly in the Asia-Pacific market, (ii) continued market acceptance of the 32-bit Windows 95 and Windows NT versions of the Company's software products and
(iii) the Company's acquisition of new product lines. The Company's total revenues consist of software product sales and software maintenance and support. As a percentage of total revenue, software product revenues represented 86.8% for the fiscal year ended March 31, 1997 up 4.3% from 82.5% for the fiscal year ended March 31, 1996. The Company's product maintenance revenues increased by $176,000 (14%) to $1,455,000, as compared to $1,279,000 for the fiscal year ended March 31, 1996. This increase was due primarily to the Company's larger worldwide installed product base.

  International net revenues increased as a percentage of total net revenues from 40% for the fiscal year ended March 31, 1996 to 55% for the fiscal year ended March 31, 1997. The increase in international revenues was primarily the result of increased revenues from dealers and representatives in the Asia-Pacific market (see "--Outlook"), as the Company's products continued to gain market acceptance, and, to a lesser extent, the result of the acquisition of QSE (Bristol) Limited in December 1996. The Company's domestic revenues and sales to foreign customers originated in the U.S. are denominated in U.S. Dollars. However, revenues and expenses for the Company's foreign subsidiaries and sales offices, are usually recorded in the applicable foreign currency and translated with any applicable foreign exchange adjustments. There were no foreign exchange gains or losses which were material to the Company's financial results during the fiscal years ended March 31, 1997 and 1996.

  Gross profit. Gross profit decreased as a percentage of net revenues by .1% to 92.7% for the fiscal year ended March 31, 1997 as compared to 92.8% for the fiscal year ended March 31, 1996. This slight decrease was attributable to the increase in international sales volume which resulted in slightly higher costs associated with translating, preparing and shipping software and users manuals for sale in the oversees markets. Costs of goods sold are not normally significant as a percentage of net revenues due to the nature of the Company's products.

  Selling, general and administrative expense. Selling, general and administrative expense increased by $3,091,000 (65%) to $7,860,000 in the fiscal year ended March 31, 1997 as compared to $4,769,000 for the fiscal year ended March 31, 1996, and increased as a percentage of net revenues from 65.1% to 71.3%. Selling expenses increased as a result of the higher commissions associated with higher net revenues in the oversees markets, an increased number of telesales professionals, and expanded worldwide sales operations. In order to increase revenues and quickly gain market acceptance in the Asia-Pacific markets, the Company has had to offer substantial financial incentives in the form of commissions to various foreign-based dealers. See "--Outlook." General and administrative expenses increased due to the addition of administrative, customer service and technical support personnel and increased professional fees.

  Research and development expense. Research and development expense increased by $123,000 (12%) to $1,183,000 for the fiscal year ended March 31, 1997 as compared to $1,060,000 for the fiscal year ended March 31, 1996, but decreased as a percentage of net revenues to 10.7% from 14.5%. Research and development expenses consist primarily of software developers' wages. The increase was primarily attributable to an increase in the number of software developers.

  In process research and development. In connection with the acquisition of QSE (Bristol) Limited in December 1996, the Company received an appraisal of the assets acquired which indicated that these assets included approximately $715,000 of research and development in process. In the opinion of management and the appraiser, the technological feasibility of the acquired technology had not yet been established and the technology had no future alternative uses at the time of the acquisition. Accordingly, this amount was charged to expense. These costs are considered non-recurring expenses and the Company is not able to determine if any such costs will be incurred in the future.

  Other (income) expense. Net interest (income) expense increased by $289,000 to ($43,000) in the fiscal year ended March 31, 1997 as compared to $246,000 for the fiscal year ended March 31, 1996. The increase in interest income was a result of the repayment of portions of the Company's debt following the IPO, and the resulting decrease in interest expense, combined with the effect of income from the invested proceeds of the IPO.

  Income taxes. Income tax expense increased by $304,000 to $348,000 in the fiscal year ended March 31, 1997 as compared to $44,000 for the fiscal year ended March 31, 1996. Through September 1995, the Company operated as an S corporation for Federal tax purposes. Therefore, the tax expense was related to state and foreign taxes only. In October 1995, the Company converted to a C corporation. Therefore, tax expense for the fiscal year ended March 31, 1996 includes Federal tax expense on operations subsequent to conversion. The pro forma net income data in the Company's financial statements for the fiscal year ended March 31, 1996 has been presented to reflect the Company's provision for income tax expense as if the Company had been a C corporation during the entire fiscal year ending March 31, 1996.

Liquidity and Capital Resources

  The Company currently finances its operations (including capital expenditures) primarily through cash flows from operations as well as its cash and short-term investment balances.

  The Company's principal sources of liquidity at March 31, 1997 consisted of $2,579,000 of cash, $1,701,000 of short-term investments and approximately $500,000 available under a line of credit with Union Bank of California. The Company's short-term investments consist of $1,015,000 of United States government agency securities, classified as held-to-maturity and $686,000 of preferred stock marketable equity securities, classified as available-for-sale.

  The increase in total cash and investments during the fiscal year ended March 31, 1997 was primarily attributable to the proceeds of the IPO combined with proceeds from the issuance of debt and increases in deferred maintenance revenue offset by the repayment of debt, the purchase of capital assets, the acquisition of QSE (Bristol) Limited combined with increases in accounts receivable, prepaid expenses and other assets and decreases in accounts payable and other liabilities.

  The Company has a $500,000 line of credit with Union Bank of California, The line of credit bears interest at the prime rate, is collateralized by substantially all of the assets of the Company and expires on August 31, 1997. As of March 31, 1997 there were no amounts of principal or accrued interest outstanding relating to this line of credit. The Company plans to negotiate a renewal to the line of credit; however there can be no assurances that such negotiations will be successful.

  In March 1997, the Company borrowed $1,800,000 from Union Bank of California. These borrowings are secured by the Company's corporate headquarters in Yorba Linda, California. This note is payable in equal monthly installments of principal plus interest at 2.25% over the LIBOR Base Rate (7.97% at March 31, 1997) with a balloon payment due at maturity in April 2007. The proceeds from this note are anticipated to be used to acquire related businesses, products and technologies, although there can be no assurance that the Company will be able to make any such acquisitions.

  The Company consummated its IPO on July 26, 1996. A portion of the net proceeds to the Company of $6,469,000 (which includes the amount received by the Company as a result of the exercise of the underwriters over-allotment option on September 3, 1996) was used to repay approximately $2,379,000 of indebtedness to stockholders and banks and acquire QSE (Bristol) Limited for approximately $1,536,000. The remaining proceeds are anticipated to be used to fund research and development activities, to augment the Company's sales, marketing and customer support activities and to acquire related businesses, products and technologies.

  The Company believes that its current cash and cash equivalents and short-term investment balances and cash generated from operations and borrowings available under the Company's line of credit will provide adequate working capital to fund the Company's operations at currently anticipated levels through at least March 31, 1998. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financings. There can be no assurance that such additional financings will be available, if needed, or, if available, will be on terms satisfactory to the Company.

Outlook

  Certain statements contained in this "Outlook" are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, uncertainties regarding market acceptance of new products, and product enhancements, delays in the introduction of new products, and risks associated with managing the Company's growth, as well as those factors discussed in the Company's Registration Statement on Form SB-2 and related Prospectus dated July 25, 1996, and the "Risk Factors" described therein.

  The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future. Future quarterly results could be impacted by factors such as customer order delays, a slower growth rate in the market, increased competition or adverse changes in general economic conditions in any of the countries in which the Company does business. While no single customer accounted for more than 10% of revenues, the loss of a major distributor or a reduction in orders from a major distributor could have a significant impact on the results of operations in any particular quarter.

  A significant portion of the Company's revenue is from international markets, particularly the Asia-Pacific Market. The Company anticipates that sales to customers outside the United States will continue to account for a significant portion of its total revenues in the foreseeable future. As a result, the Company's financial results could be impacted by weakened general economic conditions, differing technological advances or preferences, volatile foreign exchange rates and government trade restrictions in any country in which the Company does business. The Company has been able to bill most of its international customers in US currency, significantly limiting the foreign exchange risk. However, there can be no assurance that the Company will be able to continue this practice as sales to international customers grow.

  The Company has increasingly relied on distributors and representatives to market its products, particularly in the Asia-Pacific Market. The Company's revenue in any particular quarter may be negatively impacted by a lower than anticipated performance of any significant distributor or representative or the distributor or representative's inability to sell through product previously Purchased. The Company does not offer a right of return to distributors or representatives. The Company does, however, provide extended payment terms and commissions to these distributors and representatives. Commissions range from 20% to 70% of gross sales. These commissions are recorded at the time of sale and reflected in selling expenses in the consolidated statements of income. Sales in other regions (North America and Europe) are generally made without commissions. The dollar amount of commissions has increased throughout fiscal 1997 as sales to distributors and representatives have increased. The Company is in the process of assessing the costs and benefits of continuing to offer these commissions and is evaluating means whereby the amounts can be reduced. Means by which commissions may be reduced include, but are not limited to, opening additional foreign sales offices, establishing new foreign subsidiaries and renegotiating current commission amounts with foreign distributors and representatives. The Company may, however, find it necessary in the future to continue to provide commissions at current levels or possibly increase them in order to expand international sales. Such increases would result in lower operating income.

  The Company's success is dependent on its ability to continue to develop, enhance and market new products to meet its customers' sophisticated needs in a timely manner and which are consistent with current technological developments. The Company's success also depends in part on its ability to attract and retain technical and other key employees who are in great demand, to protect the intellectual property rights of its products and to continue key relationships with third party developers. The CAD/CAE/CAM software industry is highly competitive. The entire industry may experience pricing and margin pressure which as a result could adversely affect the Company's operating results and financial position. In addition, certain of the Company's expenses are based, in part, on its future revenue expectations. The Company continues to increase its operating expense levels to meet the growing customer demand for the Company's products and services. If revenue is below expectations, operating results could be adversely and materially affected. Net income may be disproportionately affected by an unexpected reduction in revenue because certain expenses are generally committed in advance.

  To expand its markets, the Company's business strategy includes growth through acquisitions. Identifying and pursuing acquisition opportunities and integrating acquired products and businesses requires a significant amount of management time and skill. There can be no assurance that the Company will be able to identify suitable acquisition candidates, consummate any acquisition on acceptable terms or successfully integrate any acquired business into the Company's operations. There also can be no assurance that any future acquisition will not have an adverse effect upon the Company's operating results, particularly in the fiscal quarters immediately following consummation of the acquisition while the acquired business is being integrated into the Company's operations.

  The trading price of the Company's stock, like other software and technology stocks, is subject to significant volatility due to factors impacting the overall market which are unrelated to the Company's performance. The historical results of operations and financial position of the Company are not necessarily indicative of future financial performance. If revenues or earnings fail to meet securities analysts' expectations, there could be an immediate and significant adverse impact on the trading price of the Company's Common Stock.

  The Company has not experienced a material adverse impact of such risks or uncertainties and does not anticipate such an impact. However, no assurance can be given that such risks and uncertainties will not affect the Company's future results of operations or its financial position.

ITEM 7.  FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements


1.   Independent Auditors' Report                                             18

2.   Consolidated Financial Statements

     Consolidated Balance Sheet as of March 31, 1997                          19

     Consolidated Statements of Income for the years ended
     March 31, 1997 and 1996                                                  20

     Consolidated Statements of Stockholders' Equity for the years ended
     March 31, 1997 and 1996                                                  21

     Consolidated Statements of Cash Flows for the years ended
     March 31, 1997 and 1996                                                  22

     Notes to Consolidated Financial Statements                               24

                          Independent Auditors' Report

The Board of Directors
Research Engineers, Inc.:

We have audited the accompanying consolidated balance sheet of Research Engineers, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Engineers, Inc. and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.

                                           /s/ KPMG PEAT MARWICK LLP

Orange County, California
May 29, 1997

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 March 31, 1997

               (In thousands, except share and per share amounts)

                                    Assets

Current assets:
 Cash and cash equivalents                                                       $   2,579
 Short  term investments                                                             1,701
 Accounts receivable (net of allowance for doubtful accounts of $40)                 2,138
 Deferred income taxes                                                                 317
 Notes and related party loans receivable                                               63
 Prepaid expenses and other current assets                                             468
                                                                                 ---------

      Total current assets                                                           7,266

Property, plant and equipment, net                                                   2,723
Goodwill (net of accumulated amortization of $185)                                   1,306
Other assets                                                                           384
                                                                                 ---------

                                                                                 $  11,679
                                                                                 =========

                     Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                                                $     307
 Accrued expenses                                                                      584
 Income taxes payable                                                                  269
 Deferred maintenance revenue                                                          787
 Current portion of long-term bank debt                                                187
      Other                                                                             51
                                                                                 ---------

      Total current liabilities                                                      2,185
                                                                                 ---------

Long-term bank debt                                                                  1,962
Deferred income taxes                                                                   56

Stockholders' equity:
 Preferred stock, par value $ .01.  Authorized 5,000,000 shares; issued and
  outstanding none                                                                       -
 Common stock, par value $.01.  Authorized 20,000,000 shares; issued and
  outstanding  5,701,000 shares                                                         57
 Additional paid-in capital                                                          6,785
 Retained earnings                                                                     551
 Unrealized gain on investments                                                          6
 Foreign currency translation adjustment                                                77
                                                                                 ---------

      Total stockholders' equity                                                     7,476

Commitments

                                                                                 ---------

                                                                                 $  11,679
                                                                                 =========

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income

                      Years ended March 31, 1997 and 1996

               (In thousands, except share and per share amounts)

                                                                   1997           1996
                                                             ------------     -----------
Net revenues:
 Product sales                                               $      9,568           6,044
 Maintenance and support                                            1,455           1,279
                                                             ------------     -----------

      Total net revenues                                           11,023           7,323

Cost of revenues                                                      800             524
                                                             ------------     -----------

      Gross profit                                                 10,223           6,799
                                                             ------------     -----------

Operating expenses:
 Selling, general and administrative                                7,860           4,769
 Research and development                                           1,183           1,060
 In-process research and development                                  715              89
                                                             ------------     -----------

      Total operating expenses                                      9,758           5,918
                                                             ------------     -----------

      Operating income                                                465             881
                                                             ------------     -----------
Other (income)/expense:
 Interest, net                                                        (43)            246
 Other                                                                (62)           (125)
                                                             ------------     -----------

Income before income taxes                                            570             760

Income tax expense                                                    348              44
                                                             ------------     -----------

      Net income                                             $        222             716
                                                             ============     ===========

Net income per common and common equivalent share            $        .04               -
                                                             ============     ===========

 Weighted average number of common and common equivalent
  shares outstanding                                            5,314,814               -
                                                             ============     ===========

Pro forma net income data (unaudited)
 Income before income taxes as reported                      $          -             760
 Pro forma provision for income tax expense                             -             262
                                                             ------------     -----------

      Pro forma net income                                   $          -             498
                                                             ============     ===========

 Pro forma net income per share                              $          -             .12
                                                             ============     ===========

 Number of shares used in computing pro forma
  per share information                                                 -       4,139,384
                                                             ============     ===========

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                      Years ended March 31, 1997 and 1996

                      (In thousands, except share amounts)

                                      Common stock                        Retained                       Foreign
                                   ------------------    Additional       earnings       Unrealized      currency
                                   Number of    Par       paid-in       (accumulated      gain on       translation
                                    shares     value      capital         deficit)       investments    adjustment     Total
                                   ---------   ------    ----------     ------------     -----------    -----------    -----
Balance, March 31, 1995            4,095,437   $ 41            55           (301)             --             (7)       (212)

Foreign currency translation              --     --            --             --              --            (14)        (14)

Stockholder distribution                  --     --            --            (86)             --             --         (86)

Issuance of common stock, net
  of offering costs                  110,563      1           276             --              --             --         277

Net income                                --     --            --            716              --             --         716
                                   ---------   ----      --------       --------         -------        -------       -----


Balance, March 31, 1996            4,206,000     42           331            329              --            (21)        681

Foreign currency translation              --     --            --             --              --             98          98

Common stock issuance              1,495,000     15         6,454             --              --             --       6,469

Unrealized gain on
 investments                              --     --            --             --               6             --           6


Net income                                --     --            --            222              --             --         222
                                   ---------   ----      --------       --------         -------        -------       -----

Balance, March 31, 1997            5,701,000   $ 57         6,785            551               6             77       7,476
                                   =========   ====      ========       ========         =======        =======       =====


See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                      Years ended March 31, 1997 and 1996

                                 (In thousands)

                                                                                      1997       1996
                                                                                  ---------    -------

Cash flows from operating activities:
 Net income                                                                       $     222        716
 Adjustments to reconcile net income to net cash provided (used) by operating activities:
    In-process research and development                                                 715         89
    Bonus expense for stock issuance                                                     --         60
    Depreciation and amortization                                                       826        210
    Changes in operating assets and liabilities (net of acquisitions):
     Accounts receivable                                                               (974)      (501)
     Deferred income tax asset                                                            8       (269)
     Notes and related party loans receivable                                           (23)       (20)
     Prepaid expenses and other current assets                                         (300)         8
     Other assets                                                                      (311)       (60)
     Accounts payable                                                                  (166)       117
     Deferred maintenance revenue                                                       101        104
     Income taxes payable                                                                35        193
     Accrued expenses                                                                    31        (24)
     Other current liabilities                                                         (106)       184
     Other long-term liabilities                                                       (126)        (5)
                                                                                  ---------    -------

          Net cash (used in) provided by operating activities                           (68)       802
                                                                                  ---------    -------

Cash flows from investing activities:
 Purchase of property, plant and equipment                                             (621)      (193)
 Purchase of short-term investments                                                  (3,386)        --
 Sale of short term investments                                                       1,691         --
 Proceeds from repayment of related party note receivable                                48         --
 Payments to acquire companies, net of cash acquired                                 (1,536)      (227)
                                                                                  ---------    -------

          Net cash used in investing activities                                      (3,804)      (420)
                                                                                  ---------    -------

Cash flows from financing activities:
 Proceeds from issuance of bank debt                                                  1,979         71
 Repayment of  bank debt                                                             (1,960)       (87)
 Repayment of stockholder loans                                                        (565)      (185)
 Common Stock issuance                                                                6,469         --
 Stockholder distribution                                                                --        (86)
                                                                                  ---------    -------

          Net cash provided by (used in) financing activities                         5,923       (287)
                                                                                  ---------    -------

          Increase in cash and cash equivalents                                       2,051         95


Cash and cash equivalents, beginning of year                                            528        433
                                                                                  ---------    -------

Cash and cash equivalents, end of year                                            $   2,579        528
                                                                                  =========    =======

                                  (Continued)

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                                                                                     1997       1996
                                                                                  ---------    -------

Supplemental cash flow information:
Amounts paid for:
   Interest                                                                       $    169        246
   Income taxes                                                                        432        119
                                                                                  ========     ======

Non-cash transactions:
 Unrealized gain on investments                                                   $      6         --
 Common stock issued in business acquisitions                                           --        216
                                                                                  ========     ======

 Payments to acquire companies, net of cash acquired:
   Assets acquired                                                                   1,245        733
   Liabilities assumed                                                                (424)      (379)
   Purchased research and development                                                  715         89
   Common stock issued                                                                  --       (216)
                                                                                  ---------    ------

                                                                                  $  1,536        227
                                                                                  ========     ======


See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

    Organization


    Research Engineers, Inc. (REI or the Company) was incorporated in Delaware on April 16, 1996 and is currently headquartered in Yorba Linda, California. The Company develops and markets structural, mechanical, civil and process/piping engineering software products worldwide.

    The Company was formed pursuant to a merger agreement, dated April 26, 1996 with Research Engineers, Inc., a New Jersey Corporation, and the former parent company of the Delaware Corporation (Surviving Company). On the effective date of the merger, each share of Research Engineers, Inc. common stock issued and outstanding was converted into 4.42148552 shares, $.01 par value common stock of the Surviving Company. In conjunction, the Surviving Company authorized a total of 20,000,000 shares of common stock and 5,000,000 shares of preferred stock, both at $.01 par value. All share and per share amounts in the accompanying consolidated financial statements have been restated to give retroactive effect of the stock split.

    Principles of Consolidation

    The consolidated financial statements include the accounts of Research Engineers, Inc. and its wholly owned subsidiaries. Certain entities previously held under common control were acquired as wholly owned subsidiaries effective September 1995. These acquisitions were accounted for on an "as-if" pooling method and therefore consolidated for all periods presented, since they were entities under common control. All significant transactions among the consolidated entities have been eliminated upon consolidation.

    Fair Value of Financial Instruments

    SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At March 31, 1997, management believes that the carrying amounts of cash and cash equivalents, short term investments, receivable and payable amounts and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its bank debt approximates its fair value as the interest rate approximates a rate that the Company could obtain under similar terms at the balance sheet date.

    Revenue Recognition

    Revenue from software sales is recognized upon shipment provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. The Company's sales do not provide a specific right of return, and actual returns have been insignificant. At the time of sale, the Company typically provides 120-day initial maintenance and support to the customer. Costs relating to this initial 120-day support period, which include primarily telephone support, are not considered material. After the initial support period, customers can choose to purchase ongoing maintenance contracts that include telephone, e-mail and other support, and the right to purchase upgrades at a discounted price. Revenue from these maintenance contracts is deferred and amortized using the straight-line method over the life of the contract.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

   Foreign Currency Translation

   The financial position and results of operations of the Company's foreign subsidiaries are translated using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in income and are not material for fiscal 1997 and 1996.

   Software Development Costs

   The Company capitalizes costs related to the development of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Included in other assets are capitalized costs of approximately $360,000 for the year ended March 31, 1997. Approximately $228,000 of this amount represents the cost of software developed by outside parties on behalf of the Company. The remaining $178,000 represents purchased technology.

   Capitalized software development costs and purchased technology are amortized using the straight-line method over three years, or the ratio of actual sales to anticipated sales whichever is greater. Amortization of software development costs and purchased technology charged to operations was approximately $39,000 and $7,000 for the years ended March 31, 1997 and 1996, respectively.

   Cash and Cash Equivalents

   The Company considers all highly liquid investments with maturities of three months or less at date of purchase to be considered cash equivalents.

   Short-term Investments

   The Company's short-term investments, consist of United States government agency securities, classified as held-to-maturity, and preferred stock marketable equity securities, classified as available for sale. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investments classified as available for sale have been recorded at fair value and investments classified as held to maturity are reported at amortized cost. Unrealized gains or losses on such investments as of March 31, 1997 have been recorded as a separate component of stockholders' equity. All realized gains and losses are computed on the specific identification basis.

   Income Taxes

   The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

   Net Income per Share and Pro Forma Net Income per Share

   Net income per share for the year ended March 31, 1997 was determined, in accordance with the treasury stock method, by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted earnings per share approximated primary earnings per share for the years ended March 31, 1997 and 1996. Unaudited pro forma net income per share for the year ended March 31, 1996 was determined by dividing applicable pro forma net income amounts by the weighted average number of common and common equivalent shares outstanding during the period.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, effective for interim and annual periods beginning after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board ("APB") Opinion No. 15, Earnings Per Share. Common stock equivalents under APB Opinion No. 15, with the exception of contingently issuable shares (shares issuable for little or no cash consideration), are not included in the calculation of basic EPS. Under SFAS No. 128, contingently issuable shares are included in the calculation of diluted EPS. Early adoption of this Statement is not permitted. The Company anticipates that adoption of this Statement will not have a material impact on the consolidated financial statements.

   Property, Plant and Equipment

   Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

       Buildings and improvements           39 years
       Computer equipment                   5 years
       Office equipment and furniture       5-7 years

   Long lived assets

   The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of on April 1, 1996. In accordance with SFAS No. 121, long-lived assets to be held and goodwill are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable through cash flows. If the Company determines that the carrying value of a given asset is deemed not to be recoverable the asset will be adjusted to its fair market value. Adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

   Goodwill

   The Company amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over the estimated useful lives of the business acquired, usually a period of five years. Goodwill amortization was $167,000 and $18,000 for the years ended March 31, 1997 and 1996, respectively.

   Stock-based compensation

   Prior to April 1, 1996, the Company accounted for its stock option plans in accordance with "APB" Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted "SFAS No. 123" Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

   Reclassifications

   Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

(2)  Acquisitions

   During fiscal 1997 and 1996, the Company effected one and three acquisition(s), respectively. These acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired assets and assumed liabilities have been included with those of the Company since the effective dates of the respective acquisitions. All assets acquired and liabilities assumed were recorded at their estimated fair market values at the date of acquisition in the consolidated balance sheet.

   QSE (Bristol) Limited

   On December 3, 1996, the Company acquired all of the outstanding stock of QSE (Bristol) Limited, a software manufacturer and marketer. The purchase, for approximately $1,590,000 in cash, was made by Research Engineers (Europe) Limited, the Company's United Kingdom subsidiary. This transaction was accounted for as a purchase. On the date of acquisition, the Company determined that no alternative future use existed for the research and development in progress acquired and charged $715,000 to operations.

   Purchase price allocations for the acquisition of QSE (Bristol) Limited is summarized as follows (in thousands):


                                        QSE
                                      -------

Current assets, including
  cash of $54                         $   278
Property and equipment                     44
Goodwill                                  977
In-process research
 and development                          715
Current liabilities                      (334)
Non-current liabilities                   (90)
                                      -------

                                      $ 1,590
                                      =======

   EGIS, GmbH


   On November 1, 1995, the Company acquired all of the assets and liabilities of EGIS GmbH, a Germany-based software developer and marketer. The purchase price of the net acquired assets included a cash payment of approximately $35,000 and assumption of a bank loan for approximately $130,000. On the date of acquisition, the Company determined that no alternative future use existed for the research and development in progress acquired and charged $52,000 to operations.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

   Das Consulting, Inc.

   On September 8, 1995, the Company acquired all of the assets and liabilities of Das Consulting, Inc., a software manufacturer and marketer. The purchase price of the net acquired assets included a cash payment of $26,000 and the issuance of 17,686 shares of REI common stock with a fair market value of $16,000. On the date of acquisition, the Company determined that no alternative future use existed for the research and development in progress acquired and charged $37,000 to operations.

   ADLPipe

   On March 22, 1996, the Company acquired all of the assets and liabilities of ADLPipe, a software manufacturer and marketer. The purchase price of the net acquired assets included a cash payment of $200,000 and the issuance of 26,290 shares of REI common stock valued at $200,000. The former shareholders of ADLPipe retained the right to demand that the Company purchase the shares acquired for a period up to five months following an initial public offering of the Company's common stock. The former shareholders did not exercise this right.

   Purchase price allocations for the purchases made during 1996 are summarized as follows (in thousands):

                                                 Das
                                      EGIS    Consulting   ADLPipe   Total
                                     ------   ----------   -------   -----
Current assets                       $   94       --          86       180
Property and equipment                   21       24          28        73
Goodwill                                214       --         300       514
In-process research
 and development                         52       37          --        89
Current liabilities                    (216)     (19)        (14)     (249)
Non-current liabilities                (130)      --          --      (130)
                                      -----      ---         ---      ----

                                     $   35       42         400       477
                                     ======      ===         ===      ====

   Following are unaudited pro forma consolidated results of operations as if the above acquisitions had taken place on April 1, of each fiscal year, (in thousands):

                                             Year ended     Year ended
                                              March 31,      March 31,
                                                1997           1996
                                            -----------     -----------
                                            (unaudited)     (unaudited)

          Net revenues                        $ 11,529         7,900
          Income before income taxes             1,175           696
          Net income                               818           654
          Net income per common and
            common equivalent share                .15           .16

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

(3) Short-Term Investments

   The Company's fixed maturity short-term investments that are classified as held-to-maturity at March 31, 1997 consist entirely of debt securities issued by the United States or its agencies and are recorded at an amortized cost of approximately $1,015,000, which also approximates fair value. There were no material unrealized holding gains or losses at March 31, 1997.

   The Company's preferred stock investments that are classified as available-for-sale at March 31, 1997 are recorded at an aggregate fair value of $686,000. The net unrealized holding gains at March 31, 1997 were approximately $6,000 and have been accounted for as a separate component of stockholders' equity.

(4) Property, Plant and Equipment

   Property, plant and equipment, at cost, as of March 31, 1997 consists of the following (in thousands):

          Land                                          $    540
          Building                                         1,673
          Office and computer equipment, software
           and furniture                                   1,809
                                                        --------

                                                           4,022

          Accumulated depreciation                        (1,299)
                                                        --------

          Net property, plant and equipment             $  2,723
                                                        ========

(5) Line of Credit and Bank Debt

   Long-term bank debt consists of the following at March 31, 1997 (in thousands):

Mortgage payable to bank, monthly payments of principal plus interest at 2.25% over the LIBOR Base Rate (7.97% at March 31,
 1997) through maturity of April 2007, secured by real estate
 owned by the Company                                                 $ 1,800

Loan payable to bank, monthly payments of principal plus interest at .5% over the bank's prime rate (9.00% at March 31, 1997)
 through maturity of April 2000, secured by certain computer
 equipment owned by the Company                                           179

Loan payable to bank, monthly payments of principal plus interest at 9.25% through maturity of August 1998, secured by certain
 equipment owned by the Company                                            89

Other                                                                      81
                                                                      -------

     Total                                                              2,149

     Less current portion                                                 187
                                                                      -------

                                                                      $ 1,962
                                                                      =======

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

   On November 26, 1996, the Company obtained a $500,000 line of credit from a bank expiring on August 31, 1997. There were no amounts outstanding at March 31, 1997. The credit facility bears interest at the banks prime rate (8.5% at March 31, 1997) and is collateralized by all assets of the Company.

   The line of credit contains certain restrictive covenants, all of which have been complied with or waived by the bank.

   The long-term bank debt matures in each of the following years ending March 31 (in thousands):

                    1998               $   187
                    1999                   153
                    2000                   122
                    2001                    54
                    2002                    52
                    Thereafter           1,581
                                       -------

                                       $ 2,149
                                       =======

(6) Stockholders' Equity

   Initial Public Offering

   On July 26, 1996, the Company completed its initial public offering of 1,300,000 shares of its common stock at $5.00 per share (1,495,000 shares after exercise of the underwriters over-allotment option on September 3,
   1996). The net proceeds of the offering (including exercise of the underwriters over-allotment option) after deducting underwriter's commissions and offering costs were approximately $6,469,000.

   Stock Option Plans

   In April 1996, the Company adopted the Research Engineers, Inc 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the granting of Incentive Stock Options (ISOs) or Non-Qualified Stock Options (NQOs) of up to 294,000 shares of the Company's common stock. These options will generally vest over 3 years, though the vesting periods vary from person to person.
   The options are exercisable subject to continued employment and other conditions. The 1996 Plan will terminate in April 2006. As of March 31, 1997 there were 28,750 options available for grant under the 1996 Plan and no options were exercisable.

   In November 1996, the Board of Directors approved the repricing of 284,000 of the Company's stock options granted under the 1996 Plan which had exercise prices higher than the then market price of the Company's common stock. The options were repriced from $5.00 to $2.75.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

   The following is a summary of stock option activity related to the 1996 Plan (number of shares in thousands):

                                                              Weighted
                                                              average
                                             Number of        exercise
                                              shares           price
                                             ---------        --------
       Outstanding at April 1, 1996              --            $   --
       Grants                                   284              2.75
       Forfeited                                (19)             2.75
                                              -----
       Outstanding at March 31, 1997            265              2.75
                                              =====

   In February 1997, the Company adopted the Research Engineers, Inc 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the granting of Incentive Stock Options (ISOs) or Non-Qualified Stock Options (NQOs) of up to 300,000 shares of the Company's common stock. These options will generally vest over 3 years, though the vesting periods vary from person to person.
   The options are exercisable subject to continued employment and other conditions. The 1997 Plan will terminate in February 2007. As of March 31, 1997, there were 247,000 options available for grant under the 1997 Plan and no options were exercisable.

   The following is a summary of stock option activity related to the 1997 Plan (number of shares in thousands):

                                                              Weighted
                                                              average
                                            Number of         exercise
                                             shares            price
                                            ---------         --------
       Outstanding at April 1, 1996             --             $   --
       Grants                                   53               2.75
       Forfeited                                --               2.75
                                             -----
       Outstanding at March 31, 1997            53               2.75
                                             =====

   As discussed in Note 1, the Company accounts for its stock option plans based on the intrinsic value of a grant as of the date of the grant in accordance with APB No. 25. Accordingly, no compensation expense has been recognized in 1997 or 1996 for options granted under the Company's stock option plans. Had compensation cost been recognized in accordance with the fair value provisions of SFAS No. 123, pro forma net income and net income per share for 1997 would have been $72,000 and $.01, respectively. The weighted average fair value of each option grant, $1.34 for options granted in 1997, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 48%; risk-free interest rate of 5.50%; and expected lives of 5 years.

   At March 31, 1997, the weighted average remaining contractual life of outstanding options was 9.04 years.

(7)  Related Party Transactions

   In October 1996, the Company loaned $37,500 to a stockholder, with principal and accrued interest due in October 1997. Interest accrues at the rate of 8% per annum. The stockholder has pledged his common stock in the Company as collateral for this note. The note is included in notes and related party loans receivable on the consolidated balance sheet.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

   The Company leased a condominium used for office space from a stockholder on a month-to-month basis during the year ended March 31, 1996. Included in selling, general and administrative expense for the year ended March 31, 1996 is $8,000 for the leased property.

(8)  Retirement Plan

   The Company has adopted a qualified cash or deferred 401(k) retirement savings plan. The plan covers all employees who have attained age 21. The Company makes matching contributions to this plan based on 100% of the employees' elective contributions up to a maximum of 6% of compensation. For the years ended March 31, 1997 and 1996, Company contributions in the amount of $74,000 and $55,000, respectively, were paid to the plan.

(9)  Commitments

   The Company leases certain facilities and equipment under noncancelable operating leases. The facility leases include options to extend the lease terms and provisions for payment of property taxes, insurance and maintenance expenses.

   At March 31, 1997, future minimum annual rental commitments under these lease obligations are as follows (in thousands):

       Year ending March 31:
         1998                        $   371
         1999                            271
         2000                            196
         2001                             56
         2002                             14
         Thereafter                        6
                                     -------
                                     $   914
                                     =======

   Rent expense was $315,000 and $136,000 for the years ended March 31, 1997 and 1996, respectively.

   The Company leases space to third parties in a Company-owned building under operating leases. Certain leases contain renewal options and provide for reimbursement of certain operating expenses. Total additional rentals to be received in future years are approximately $60,000 at March 31, 1997. Rental income for the year ended March 31, 1997 and 1996, included in other (income) expense in the accompanying consolidated statements of income, was $99,000 and $119,000, respectively.

   Employment Agreements

   The Company has entered into employment agreements with three officers of the Company that provide for minimum annual salaries aggregating $520,000. The agreements expire on May 31, 2001. In the event of termination of a contract by the Company without cause, the Company would be required to pay continuing salary payments for specified periods in accordance with the agreements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

(10)  Income Taxes

   Prior to October 1, 1995, the Company elected to be taxed as an S Corporation under the Internal Revenue Code. Effective October 1, 1995, the S Corporation election was terminated and the Company has since been operated as a C Corporation for tax purposes. The Company did not provide for Federal income taxes during its operation as an S Corporation since the liability was primarily that of the individual shareholders.

   The provision for income taxes is comprised of the following (in thousands):

                          1997         1996           1996
                        -------       ------         ------
                                                   (Unaudited
                                                   Pro forma)
   Current:
     Federal            $   144         202            233
     State                   51          44             32
     Foreign                145          67             67
                        -------       ------         ------

                            340         313            332

   Deferred:
     Federal                 16        (228)           (59)
     State                  (14)        (41)           (11)
     Foreign                  6          --             --
                        -------        ----           ----

                              8        (269)           (70)
                        -------        ----           ----

         Total          $   348          44            262
                        =======        ====           ====

   The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before taxes as follows (in thousands):

                                                                Year ended March 31
                                                       ---------------------------------------
                                                        1997            1996           1996
                                                       ------          ------        ---------
                                                                                    (Unaudited
                                                                                    Pro forma)

Income tax at statutory rate                           $  194           258             258
State taxes, net of federal benefits                       24            42              42
Effect of S Corporation termination                        --          (248)             --
Research and development credits                          (30)          (11)            (41)
Foreign income tax rate differential                      (25)          (12)            (12)
In-process research and development                       243
Provision to return adjustment                            (85)
Other                                                      27            15              15
                                                       ------          ----             ---

     Total                                             $  348            44             262
                                                       ======          ====             ===

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

   The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences at March 31, 1997 are as follows (in thousands):

                                                        March 31,
                                                          1997
                                                        ---------
           Deferred tax assets:
             Cash to accrual adjustment                  $  227
             State taxes                                     26
             Accrued vacation                                29
             Allowance for doubtful accounts                 18
             Amortization of goodwill                        17
                                                         ------

                   Total deferred tax assets                317

           Deferred tax liabilities:
             Depreciation                                   (49)
             Other                                           (7)
                                                         ------

                   Total deferred tax liabilities           (56)
                                                         ------

                   Net deferred tax asset                $  261
                                                         ======

   In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 1997, the Company had not provided a valuation allowance to reduce the net deferred tax assets due to the Company's expectation of future taxable income against which the deferred tax asset may be utilized.

   Undistributed earnings of certain of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

(11)  Foreign Operations

   The Company's operations are based worldwide through foreign subsidiaries and branch offices in Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                              For the year ended March 31
                                              ----------------------------
                                                1997                  1996
                                              --------               -----
                                                      (in thousands)

                  Net revenue

     Domestic                                 $  4,992               4,364
     Europe                                      2,608               1,686
     Asia-Pacific                                3,423               1,273
                                              --------               -----

            Total net revenue                 $ 11,023               7,323
                                              ========               =====

                Operating income

     Domestic                                 $    103                 698
     Europe                                         83                  99
     Asia-Pacific                                  994                 173
     In-process research and development          (715)                (89)
                                              --------               -----

            Total operating income            $    465                 881
                                              ========               =====


               Identifiable Assets

                                              March 31,
                                                1997
                                              ---------
     Domestic                                    8,995
     Europe                                      1,802
     Asia-Pacific                                  882
                                              --------

     Total identifiable assets                $ 11,679
                                              ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTOL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  The information appearing under the caption "Election of Directors," including the subcaption "Compliance with Beneficial Ownership Reporting Rules," contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on September 4, 1997 (the "Proxy Statement") is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

  The information appearing under the caption "Executive Compensation" contained in the Proxy Statement is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information appearing under the caption "Election of Directors," including the subcaption "Principal Stockholders," contained in the Proxy Statement is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information appearing under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

            10.1  Research Engineers, Inc. 1996 Stock Option Plan*

            10.2 Form of Nonqualified Stock Option Agreement pertaining to the Plan (schedule of options issued pursuant to the Plan attached thereto)*

            10.3 Corporation Grant Deed dated February 15, 1994 executed by ITL-PAC, Inc. a Delaware corporation in favor of the Registrant, as filed in the Official Records of Orange County, California on March1, 1994*

            10.4 Deed of Trust With Assignment of Rents dated February 23, 1994, by and between the Registrant, as Trustor, Bank of Yorba Linda, as Trustee, and Bank of Yorba Linda, as Beneficiary, as filed in the Official Records of Orange County, California on March 1, 1994*

            10.5 U.S. Small Business Administration Note dated February 23, 1994 in the principal amount of $1,000,000 (SBA Loan No. CLPGP206903001SNA) made payable to Bank of Yorba Linda, and related documents*

            10.6 Deed of Trust With Assignment of Rents dated February 22, 1994, by and between the Registrant, as Trustor, North County Trust Deed, Inc., as Trustee, and Rancho Vista National Bank, as Beneficiary, as filed in the Official Records of Orange County, California on March 1, 1994*

            10.7 Promissory Noted dated February 22, 1994 in the principal amount of $750,000 (Loan No. 0510223-01) made payable to Rancho Vista National Bank, and related documents*

            10.8 Promissory Note in the principal amount of $140,000 dated February 15, 1995 (Loan No. LA01343832) made to the order of Wells Fargo Bank, National Association*

            10.9 Promissory Note in the principal amount of $150,000 dated February 15, 1995 (Loan No. LA01343831) made to the or order of Wells Fargo Bank, National Association*

            10.11 Business Loan Agreement dated may 14, 1993 (Loan No. LA00594522) between the Company and Wells Fargo Bank, National Association*

            10.12 Commercial Security Agreement dated May 14, 1993 (Loan No. LA00594522) between the Company and Wells Fargo Bank, National Association*

            10.13 Promissory Note dated March 1, 1994 in the principal amount of $271,000 made to the order of Amrit K. Das*

            10.14 Promissory Noted dated March 1, 1994 in the principal amount of $271,000 made to the order of Santanu Das*

            10.15 Promissory Noted dated March 1, 1994 in the principal amount of $55,000 made to the order of Sormithsa Das*

            10.16 Agreement and Plan of Merger dated as of April 26, 1996, by and between Research Engineers, Inc. a New Jersey corporation, and the Registrant*

            10.17 Agreement and Plan of Reorganization dated as of March 8, 1996, by and among the Registrant ADLPipe, Inc., a Massachusetts corporation, Chiin-Kun Hou and Peter E. Lewis*

            10.18 Restated and Amended Agreement of Merger dated as of September 10, 1995 by and between the Registrant and Das Consulting, Inc.*

            10.19 Software License and Distribution Agreement dated as of March 8, 1996 by and between Softdesk, Inc., a Delaware corporation, and the Registrant*

            10.20 Software Development Agreement dated as of June 22, 1995 between RotorDynamics-Seaal Research, a California corporation and the Registrant*

            10.21 Software Development Agreement dated September 13, 1995, by and between the Registrant and Geometric Software Services Co. Ltd.*

            10.22 Technology Transfer Agreement dated September 13, 1995, by and between the Registrant and Geometric Software Services Co. Ltd.*

            10.23 Employment Agreement dated May 1, 1996, by and between the Registrant and Armit K. Das*

            10.24 Employment Agreement dated May 1, 1996, by and between the Registrant and Jyoti Chatterjee*

            10.25 Employment Agreement dated May 1, 1996, by and between the Registrant and Clara Y. M. Young*

            10.26  QSE (Bristol) Limited Share Sale and Purchase Agreement**

            10.27  Research Engineers, Inc. 1997 Stock Option Plan

            10.28 Business Loan agreement dated October 15, 1996 between the Company and Union Bank of California N.A.

            10.29 Security agreement dated October 3, 1996 between the Company and Union Bank of California N.A.

            10.30 Promissory Note dated October 15, 1996 made to the order of Union Bank of California N.A.

            10.31 Promissory Note dated March 20, 1997 in the principal amount of $1,800,000 made payable to Union Bank of California N.A

            10.32 Promissory Note dated October 15, 1996 in the principal amount of $500,000 made payable to Union Bank of California N.A

            23     Consent of Independent Auditors

            27.1   Financial Data Schedule

       (b)   Reports on Form 8-K

             Registrant filed a Form 8-K on February 14, 1997, regarding the acquisition of QSE (Bristol) Limited

             On March 7, 1997, Registrant filed a Form 8-K/A No. 1 amending its Form 8-K dated February 14, 1997, relating to the Company's acquisition of QSE (Bristol) Limited

---------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 dated July 25, 1996.
** Incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K filed on
   February 14, 1997.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RESEARCH ENGINEERS, INC


Dated: June 27, 1997                   By: /S/Amrit K. Das
                                       -----------------------------------------
                                       Amrit K. Das, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Name                                       Title                            Date
----------------------------------           --------------------------------         ---------------


/S/ AMRIT K. DAS                             Chairman of the Board,                   June 27, 1997
----------------------------------           President, Chief Executive
Amrit K. Das                                 Officer and Director
                                             (principal executive officer)


/S/ JYOTI CHATTERJEE                         Executive Vice President,                June 27, 1997
----------------------------------           Chief Operating Officer and
Jyoti Chatterjee                             Director


/S/ BRIAN PAUL                               Secretary and Chief Financial            June 27, 1997
----------------------------------           Officer (principal financial
Brian Paul                                   and accounting officer)


/S/ SANTANU DAS                              Director                                 June 27, 1997
----------------------------------
Santanu Das


/S/ DAN W. HEIL                              Director                                 June 27, 1997
----------------------------------
Dan W. Heil


/S/ BRUCE CUMMINGS                           Director                                 June 27, 1997
----------------------------------
Bruce Cummings

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.
-----------

Exhibit 10.1   Research Engineers, Inc. 1996 Stock Option Plan*

Exhibit 10.2 Form of Nonqualified Stock Option Agreement pertaining to the Plan (schedule of options issued pursuant to the Plan attached thereto)*

Exhibit 10.3 Corporation Grant Deed dated February 15, 1994 executed by ITL-PAC, Inc. a Delaware corporation in favor of the Registrant, as filed in the Official Records of Orange County, California on March 1, 1994*

Exhibit 10.4 Deed of Trust With Assignment of Rents dated February 23, 1994, by and between the Registrant, as Trustor, Bank of Yorba Linda, as Trustee, and Bank of Yorba Linda, as Beneficiary, as filed in the Official Records of Orange County, California on March 1, 1994*

Exhibit 10.5 U.S. Small Business Administration Note dated February 23, 1994 in the principal amount of $1,000,000 (SBA Loan No. CLPGP206903001SNA) made payable to Bank of Yorba Linda, and related documents*

Exhibit 10.6 Deed of Trust With Assignment of Rents dated February 22, 1994, by and between the Registrant, as Trustor, North County Trust Deed, Inc., as Trustee, and Rancho Vista National Bank, as Beneficiary, as filed in the Official Records of Orange County, California on March 1, 1994*

Exhibit 10.7 Promissory Noted dated February 22, 1994 in the principal amount of $750,000 (Loan No. 0510223-01) made payable to Rancho Vista National Bank, and related documents*

Exhibit 10.8 Promissory Note in the principal amount of $140,000 dated February 15, 1995 (Loan No. LA01343832) made to the order of Wells Fargo Bank, National Association*

Exhibit 10.9 Promissory Note in the principal amount of $150,000 dated February 15, 1995 (Loan No. LA01343831) made to the or order of Wells Fargo Bank, National Association*

Exhibit 10.11 Business Loan Agreement dated may 14, 1993 (Loan No. LA00594522) between the Company and Wells Fargo Bank, National Association*

Exhibit 10.12 Commercial Security Agreement dated May 14, 1993 (Loan No. LA00594522) between the Company and Wells Fargo Bank, National Association*

Exhibit 10.13 Promissory Note dated March 1, 1994 in the principal amount of $271,000 made to the order of Amrit K. Das*

Exhibit 10.14 Promissory Noted dated March 1, 1994 in the principal amount of $271,000 made to the order of Santanu Das*

Exhibit 10.15 Promissory Noted dated March 1, 1994 in the principal amount of $55,000 made to the order of Sormithsa Das*

Exhibit 10.16 Agreement and Plan of Merger dated as of April 26, 1996, by and between Research Engineers, Inc. a New Jersey corporation, and the Registrant*

Exhibit 10.17 Agreement and Plan of Reorganization dated as of March 8, 1996, by and among the Registrant ADLPipe, Inc., a Massachusetts corporation, Chiin-Kun Hou and Peter E. Lewis*

Exhibit 10.18 Restated and Amended Agreement of Merger dated as of September 10, 1995 by and between the Registrant and Das Consulting, Inc.*

Exhibit 10.19 Software License and Distribution Agreement dated as of March 8, 1996 by and between Softdesk, Inc., a Delaware corporation, and the Registrant*

Exhibit 10.20 Software Development Agreement dated as of June 22, 1995 between RotorDynamics-Seaal Research, a California corporation and the Registrant*

Exhibit 10.21 Software Development Agreement dated September 13, 1995, by and between the Registrant and Geometric Software Services Co. Ltd.*

Exhibit 10.22 Technology Transfer Agreement dated September 13, 1995, by and between the Registrant and Geometric Software Services Co. Ltd.*

Exhibit 10.23 Employment Agreement dated May 1, 1996, by and between the Registrant and Armit K. Das*

Exhibit 10.24 Employment Agreement dated May 1, 1996, by and between the Registrant and Jyoti Chatterjee*

Exhibit 10.25 Employment Agreement dated May 1, 1996, by and between the Registrant and Clara Y. M. Young*

Exhibit 10.26 QSE (Bristol) Limited - Share sale and Purchase Agreement (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K filed on February 14, 1997)**

Exhibit 10.27  Research Engineers, Inc. 1997 Stock Option Plan

Exhibit 10.28 Business Loan agreement dated October 15, 1996 between the Company and Union Bank of California N.A.

Exhibit 10.29 Security agreement dated October 3, 1996 between the Company and Union Bank of California N.A.

Exhibit 10.30 Promissory Note dated October 15, 1996 made to the order of Union Bank of California N.A.

Exhibit 10.31 Promissory Note dated March 20, 1997 in the principal amount of $1,800,000 made payable to Union Bank of California N.A

Exhibit 10.32 Promissory Note dated October 15, 1996 in the principal amount of $500,000 made payable to Union Bank of California N.A

Exhibit 23     Consent of Independent Auditors

Exhibit 27.1   Financial Data Schedule

---------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 dated July 25, 1996.
** Incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K filed on February 14, 1997.