Form 10KSB/A
period 1997-03-31
RESEARCH ENGINEERS INC
filed 1997-07-29
CIK 1015920

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              FORM 10-KSB/A No. 1

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended March 31, 1997


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                        Commission file number: 0-28560


                           RESEARCH ENGINEERS, INC.
       (Exact name of small business issuer as specified in its charter)



                 Delaware                                       22-2356861
(State or other jurisdiction of incorporation)      (IRS. Employer Identification No.)

  22700 Savi Ranch Parkway, Yorba Linda, CA                       92887
  (Address of principal executive offices)                     (Zip Code)


      Registrant's telephone number, including area code:  (714) 974-2500

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

  The following table describes the Company's software products:


 Product
 Category         Product Name                  Function                             Applications
-------------------------------------------------------------------------------------------------------------
Structural       STAAD-III        Integrated structural analysis and      Engineering/architectural
Engineering                       design for steel/concrete/timber        consulting firms, construction
                                  codes; static/dynamic/                  companies, power/energy
                                  non-linear/seismic analysis;            industries, government and
                                  incorporates U.S., British, German,     municipal agencies, industrial
                                  Japanese and other international        plant design, offshore/marine
                                  codes.                                  engineering, equipment
                                                                          manufacturers, transportation
                                                                          engineering, facilities
                                                                          engineering.

                 STAAD-III        Same as above - Allows users to         Same as above
                 Online           submit jobs for analysis via modem
                                  on a pay-per-use basis

                 QSE - Quick      Integrated analysis and design for      For light industrial and
                 Structural       2D/3D structures: steel/concrete        residential applications.
                 Engineering      design per US and British codes;        Engineering/ architectural
                                  links to detailing software.            consulting firms; construction
                                                                          companies.

                 STRUCT.etc       A comprehensive array of 88             For light industrial and
                 STRUCTural       structural engineering software         residential applications.
                 Engineering      tools ideal for efficient design and    Engineering/ architectural
                 Tool Case        analysis of steel, concrete timber      consulting firms; construction
                                  and masonry structures.                 companies.
-------------------------------------------------------------------------------------------------------------
Mechanical       STARDYNE         Finite element analysis of              Aerospace, nuclear, machine tools,
Engineering                       mechanical/structural components;       machinery, manufacturing,
                                  machine design, equipment design;       automotive, civil/structural,
                                  static/ dynamic/non-linear/buckling/    offshore/ marine, electrical,
                                  transient/random vibration/             chemical, processing,
                                  thermal/ fracture/fatigue analysis.     power/energy, mining.

                 VISUAL SOLID     3D solid modeling in design             All of above.
                                  automation; integrated with finite
                                  element analysis.
-------------------------------------------------------------------------------------------------------------
Process/Piping   ADLPIPE          Analysis, design and code checking      Power, process, industrial plant
Engineering                       of piping systems; static/dynamic/      design.
                                  seismic/non-linear analysis;
                                  transient thermal analysis; supports
                                  U.S., British and other
                                  international codes.
-------------------------------------------------------------------------------------------------------------
Civil            CIVILSOFT        Surveying, contouring, roads/           Civil engineering consulting
Engineering                       highway design, site, design,           firms; government/municipal
                                  digital, terrain, modeling,             agencies; utilities;
                                  earthwork calculations, water           transportation; facilities;
                                  network design, sewer/storm drainage    construction companies.
                                  systems, hydraulics/ hydrology.
-------------------------------------------------------------------------------------------------------------

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

  Process/Piping Engineering. The Company's process/piping engineering product, marketed under the name ADLPIPE, is used in the analysis and design of piping systems to obtain stresses and displacements under pressure, thermal and other static/dynamic loading conditions. The Company acquired this technology as a result of a merger with ADLPipe, Inc. in March 1996, and recently adapted the product to Windows, making it the industry's first Windows native process/piping product. Approximately 2,000 companies, currently use ADLPIPE, worldwide.
Since its introduction in 1975, ADLPIPE has been used worldwide by more than 20,000 users.

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

  The high and low closing sales prices of a share of the Company's Common Stock, as reported by The Nasdaq National Market, for the third and fourth quarters of fiscal 1997 and the second quarter of fiscal 1997 (covering the period from July 26, 1996 through September 30, 1996), the only quarters in fiscal 1997 in which the Company's shares of Common Stock were publicly traded, are as follows:


                                              LOW             HIGH
                                            --------        ---------
Quarter ended March 31, 1997                $ 2 3/4          $ 3 7/8
Quarter ended December 31, 1996               2 3/4            8 1/4
Quarter ended September 30, 1996              5 3/16           8 1/2

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

Results of Operations

  The following table sets forth, for the periods indicated, certain statement of income data expressed as a percentage of net revenues.

                                       Year Ended March 31,
                                       --------------------
                                       1997        1996
                                       ----        -----

Net revenues                          100.0 %      100.0 %
Cost of revenues                        7.3 %        7.2 %
                                      -----        -----

Gross profit                           92.7 %       92.8 %
                                      -----        -----

Selling, general and administrative
  expenses                             71.3 %       65.1 %

Research and development expenses      10.7 %       14.5 %

In-process research and development
  expenses                              6.5 %        1.2 %
                                      -----        -----

Operating income                        4.2 %       12.0 %

Interest expense                       (0.4)%        3.4 %

Other                                  (0.6)%       (1.7)%
                                      -----        -----

Income before income taxes              5.2 %       10.3 %

Provision for income taxes              3.2 %        0.6 %
                                      -----        -----
Net income                              2.0 %        9.7 %
                                      -----        -----


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

  International net revenues increased as a percentage of total net revenues from 40% for the fiscal year ended March 31, 1996 to 55% for the fiscal year ended March 31, 1997. The increase in international revenues was primarily the result of increased revenues from dealers and representatives in the Asia-Pacific market, as the Company's products continued to gain market acceptance, and, to a lesser extent, the result of the acquisition of QSE (Bristol) Limited in December 1996. See "--Outlook." The Company's domestic revenues and sales to foreign customers originated in the U.S. are denominated in U.S. Dollars. However, revenues and expenses for the Company's foreign subsidiaries and sales offices, are usually recorded in the applicable foreign currency and translated with any applicable foreign exchange adjustments. There were no foreign exchange gains or losses which were material to the Company's financial results during the fiscal years ended March 31, 1997 and 1996.

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

  The Company has increasingly relied on distributors and representatives to market its products, particularly in the Asia-Pacific Market. The Company's revenue in any particular quarter may be negatively impacted by a lower than anticipated performance of any significant distributor or representative, or the distributor or representative's inability to sell-through product previously purchased. The Company does not offer a right of return to distributors or representatives. The Company does, however, provide extended payment terms (up to 90 days) and commissions to these distributors and representatives. Commissions range from 20% to 70% of gross sales. These commissions are recorded at the time of sale and are reflected in selling expenses in the consolidated statements of income. Sales in other regions (North America and Europe) are generally made without commissions. The dollar amount of commissions has increased throughout fiscal 1997 as sales to distributors and representatives have increased. The Company is in the process of assessing the costs and benefits of continuing to offer these commissions and is evaluating means whereby the amounts can be reduced. Means by which commissions may be reduced include, but are not limited to, opening additional foreign sales offices, establishing new foreign subsidiaries and renegotiating current commission amounts with foreign distributors and representatives. The Company may, however, find it necessary in the future to continue to provide commissions at current levels or possibly increase them in order to expand international sales, such increases would result in lower operating income.

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

ITEM 7.  FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements

1.  Independent Auditors' Report                                            19

2.  Consolidated Financial Statements

      Consolidated Balance Sheet as of March 31, 1997                       20

      Consolidated Statements of Income for the years ended
        March 31, 1997 and 1996                                             21

      Consolidated Statements of Stockholders' Equity for the years ended
        March 31, 1997 and 1996                                             22

      Consolidated Statements of Cash Flows for the years ended
        March 31, 1997 and 1996                                             23

      Notes to Consolidated Financial Statements                            25


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


                                       /s/ KPMG PEAT MARWICK LLP


Orange County, California
May 29, 1997

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheet

                                March 31, 1997

               (In thousands, except share and per share amounts)


                                    Assets

Current assets:

 Cash and cash equivalents                                              $   2,579

 Short term investments                                                     1,701

 Accounts receivable (net of allowance for doubtful accounts of $40)        2,138

 Deferred income taxes                                                        317

 Notes and related party loans receivable                                      63

 Prepaid expenses and other current assets                                    468
                                                                        ---------

      Total current assets                                                  7,266

Property, plant and equipment, net                                          2,723

Goodwill (net of accumulated amortization of $185)                          1,306

Other assets                                                                  384
                                                                        ---------

                                                                        $  11,679
                                                                        =========

                     Liabilities and Stockholders' Equity

Current liabilities:

 Accounts payable                                                       $     307

 Accrued expenses                                                             584

 Income taxes payable                                                         269

 Deferred maintenance revenue                                                 787

 Current portion of long-term bank debt                                       187

 Other                                                                         51
                                                                        ---------

      Total current liabilities                                             2,185
                                                                        ---------

Long-term bank debt                                                         1,962

Deferred income taxes                                                          56

Stockholders' equity:

 Preferred stock, par value $ .01.  Authorized 5,000,000 shares;
  issued and outstanding none                                                   -

 Common stock, par value $.01.  Authorized 20,000,000 shares;
  issued and outstanding  5,701,000 shares                                     57

 Additional paid-in capital                                                 6,785

 Retained earnings                                                            551

 Unrealized gain on investments                                                 6

 Foreign currency translation adjustment                                       77
                                                                         --------

      Total stockholders' equity                                            7,476

Commitments
                                                                         $ 11,679
                                                                         ========

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

                      Years ended March 31, 1997 and 1996

               (In thousands, except share and per share amounts)


                                                                  1997                  1996
                                                                ---------            ---------
Net revenues:
 Product sales                                                  $   9,568                6,044
 Maintenance and support                                            1,455                1,279
                                                                ---------            ---------
      Total net revenues                                           11,023                7,323
Cost of revenues                                                      800                  524
                                                                ---------            ---------
      Gross profit                                                 10,223                6,799
                                                                ---------            ---------
Operating expenses:
 Selling, general and administrative                                7,860                4,769
 Research and development                                           1,183                1,060
 In-process research and development                                  715                   89
                                                                ---------            ---------
      Total operating expenses                                      9,758                5,918
                                                                ---------            ---------
      Operating income                                                465                  881
                                                                ---------            ---------
Other (income)/expense:
 Interest, net                                                        (43)                 246
 Other                                                                (62)                (125)
                                                                ---------            ---------
Income before income taxes                                            570                  760
Income tax expense                                                    348                   44
                                                                ---------            ---------
      Net income                                                $     222                  716
                                                                =========            =========
Net income per common and common equivalent share               $     .04                    -
                                                                =========            =========
 Weighted average number of common and common
  equivalent shares outstanding                                 5,314,814                    -
                                                                =========            =========
Pro forma net income data (unaudited):
 Income before income taxes as reported                         $       -                  760
 Pro forma provision for income tax expense                             -                  262
                                                                ---------        -------------
      Pro forma net income                                      $       -                  498
                                                                =========            =========
 Pro forma net income per share                                 $       -                  .12
                                                                =========            =========
 Number of shares used in computing pro forma
  per share information                                                 -            4,139,384
                                                                =========            =========

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                      Years ended March 31, 1997 and 1996

                      (In thousands, except share amounts)

                              Common stock                     Retained                  Foreign
                           ------------------   Additional     earnings    Unrealized    currency
                           Number of     Par     paid-in     (accumulated    gain on    translation
                             shares     value    capital       deficit)    investments  adjustment    Total
                           ---------   ------   ----------   ------------  -----------  -----------   -----
Balance, March 31, 1995    4,095,437   $   41        55          (301)           -          (7)         (212)

Foreign currency
 translation                       -        -         -             -            -         (14)          (14)

Stockholder distribution           -        -         -           (86)           -           -           (86)

Issuance of  common
 stock                       110,563        1       276             -            -           -           277

Net income                         -        -         -           716            -           -           716
                           ---------   ------     -----          ----           --         ---         -----
Balance, March 31, 1996    4,206,000       42       331           329            -         (21)          681

Foreign currency
 translation                       -        -         -             -            -          98            98

Issuance of common stock   1,495,000       15     6,454             -            -           -         6,469

Unrealized gain on
 investments                       -        -         -             -            6           -             6

Net income                         -        -         -           222            -           -           222
                           ---------   ------     -----          ----           --         ---         -----
Balance, March 31, 1997    5,701,000   $   57     6,785           551            6          77         7,476
                           =========   ======     =====          ====           ==         ===         =====

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                      Years ended March 31, 1997 and 1996

                                 (In thousands)



                                                                                    1997         1996
                                                                                  -------        ----
Cash flows from operating activities:
 Net income                                                                       $   222         716
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    In-process research and development                                               715          89
    Bonus expense for stock issuance                                                   --          60
    Depreciation and amortization                                                     826         210
    Changes in operating assets and liabilities, (net of acquisitions):
     Accounts receivable                                                             (974)       (501)
     Deferred income tax asset                                                          8        (269)
     Notes and related party loans receivable                                         (23)        (20)
     Prepaid expenses and other current assets                                       (300)          8
     Other assets                                                                    (311)        (60)
     Accounts payable                                                                (166)        117
     Deferred maintenance revenue                                                     101         104
     Income taxes payable                                                              35         193
     Accrued expenses                                                                  31         (24)
     Other current liabilities                                                       (106)        184
     Other long-term liabilities                                                     (126)         (5)
                                                                                  -------        ----
          Net cash provided by (used in) operating activities                         (68)        802
                                                                                  -------        ----
Cash flows from investing activities:
 Purchase of property, plant and equipment                                           (621)       (193)
 Purchase of short-term investments                                                (3,386)         --
 Sale of short term investments                                                     1,691          --
 Proceeds from repayment of related party note receivable                              48          --
 Payments to acquire companies, net of cash acquired                               (1,536)       (227)
                                                                                  -------        ----
          Net cash used in investing activities                                    (3,804)       (420)
                                                                                  -------        ----
Cash flows from financing activities:
 Proceeds from issuance of  bank debt                                               1,979          71
 Repayment of  bank debt                                                           (1,960)        (87)
 Repayment of stockholder loans                                                      (565)       (185)
 Common stock issuance                                                              6,469          --
 Stockholder distribution                                                              --         (86)
                                                                                  -------        ----
          Net cash provided by (used in)  financing activities                      5,923        (287)
                                                                                  -------        ----
          Increase in cash and cash equivalents                                     2,051          95
Cash and cash equivalents, beginning of year                                          528         433
                                                                                  -------        ----
Cash and cash equivalents, end of year                                            $ 2,579         528
                                                                                  =======        ====

                                  (Continued)

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                                                                                   1997          1996
                                                                                  -------        ----
Supplemental cash flow information:
  Amounts paid for:
   Interest                                                                       $   169         246
   Income taxes                                                                       432         119
                                                                                  =======        ====
Non-cash transactions:
 Unrealized gain on investments                                                   $     6          --
 Common stock issued in business acquisitions                                          --         216
 Payments to acquire companies, net of cash acquired:
   Assets acquired                                                                  1,245         733
   Liabilities assumed                                                               (424)       (379)
   Purchased research and development                                                 715          89
   Common stock issued                                                                 --        (216)
                                                                                  -------        ----
                                                                                  $ 1,536         227
                                                                                  =======        ====

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

    The Company was formed pursuant to a merger agreement, dated April 26, 1996 with Research Engineers, Inc., a New Jersey Corporation, and the former parent company of the Delaware Corporation (Surviving Company). On the effective date of the merger, each share of Research Engineers, Inc. common stock issued and outstanding was converted into 4.42148552 shares, $.01 par value common stock of the Surviving Company. In conjunction, the Surviving Company authorized a total of 20,000,000 shares of common stock and 5,000,000 shares of preferred stock, both at $.01 par value. All share and per share amounts in the accompanying consolidated financial statements have been restated to give retroactive effect to the stock split.

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


   Software Development Costs and Purchased Technology

   The Company capitalizes costs related to the development of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Included in other assets are capitalized costs of approximately $406,000, for the year ended March 31, 1997. Approximately $228,000 of this amount represents the cost of software developed by outside parties on behalf of the Company. The remaining $178,000 represents purchased technology.

   Capitalized software development costs and purchased technology are amortized using the straight-line method over three years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to operations was approximately $39,000 and $7,000 for the years ended March 31, 1997 and 1996, respectively.


   Cash and Cash Equivalents

   The Company considers all highly liquid investments with maturities of three months or less at date of purchase to be considered cash equivalents.


   Short-term Investments

   The Company's short-term investments consist of United States government agency securities, classified as held-to-maturity, and preferred stock marketable equity securities, classified as available for sale. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investments classified as available for sale have been recorded at fair value and investments classified as held to maturity are reported at amortized cost. Unrealized gains or losses on such investments as of March 31, 1997 have been recorded as a separate component of stockholders' equity. All realized gains and losses are computed on the specific identification basis.


   Income Taxes

   The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.


   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

     Stock-based compensation

     Prior to April 1, 1996, the Company accounted for its stock option plans in accordance with Accounting Principles Board APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


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

     The purchase price allocation for the acquisition of QSE (Bristol) Limited is summarized as follows (in thousands):


                                                   QSE
                                               ------------
     Current assets, including cash of $54     $   278
     Property and equipment                         44
     Goodwill                                      977
     In-process research and development           715
     Current liabilities                          (334)
     Non-current liabilities                       (90)
                                               ------------
                                               $ 1,590
                                               ============

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

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


   ADLPipe

   On March 22, 1996, the Company acquired all of the assets and liabilities of ADLPipe, a software manufacturer and marketer. The purchase price of the net acquired assets included a cash payment of $200,000 and the issuance of 26,290 shares of REI common stock valued at $200,000. The former shareholders of ADLPipe retained the right to demand that the Company purchase the shares acquired for a period up to five months following an initial public offering of the Company's common stock.. The former shareholders did not exercise this right.

   Purchase price allocations for the purchases made during 1996 are summarized as follows (in thousands):

                                                          Das
                                      EGIS             Consulting           ADLPipe              Total
                                ---------------     ---------------     ---------------     ---------------
Current assets                    $     94                 --                 86                     180
Property and equipment                  21                 24                 28                      73
Goodwill                               214                 --                300                     514
In-process research
 and development                        52                 37                 --                      89
Current liabilities                   (216)               (19)               (14)                   (249)
Non-current liabilities               (130)                --                 --                    (130)
                                ---------------     ---------------     ---------------     ---------------
                                  $     35                 42                400                     477
                                ===============     ===============     ===============     ===============

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

   Following are unaudited pro forma consolidated results of operations as if the above acquisitions had taken place on April 1, of each fiscal year, (in thousands):


                                                               Year ended       Year ended
                                                             March 31, 1997   March 31, 1996
                                                          ----------------------------------
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

(4)  Property, Plant and Equipment

     Property, plant and equipment, at cost, as of March 31, 1997 consists of the following (in thousands):

              Land                                     $   540
              Building                                   1,673
              Office and computer equipment, software
               and furniture                             1,809
                                                       -------
                                                         4,022

              Accumulated depreciation                  (1,299)
                                                       -------
              Net property, plant and equipment        $ 2,723
                                                       =======

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

(5)  Line of Credit and Bank Debt

     Long-term bank debt consists of the following at March 31, 1997 (in thousands):

     Mortgage payable to bank, monthly payments of principal plus interest at
     2.25% over the LIBOR Base Rate (7.97% at March 31, 1997) through maturity
     of April 2007, secured by real estate owned by the Company                    $  1,800

     Loan payable to bank, monthly payments of principal plus interest at .5%
     over the bank's prime rate (9.00% at March 31, 1997) through maturity of
     April 2000, secured by certain computer equipment owned by the Company             179

     Loan payable to bank, monthly payments of principal plus interest at 9.25%
     through maturity of August 1998, secured by certain equipment owned by the
     Company                                                                             89

     Other                                                                               81
                                                                                   --------
         Total                                                                        2,149
         Less current portion                                                           187
                                                                                   --------
                                                                                   $  1,962
                                                                                   ========

   On November 26, 1996, the Company obtained a $500,000 line of credit from a bank expiring on August 31, 1997. There were no amounts outstanding at March 31, 1997. The credit facility bears interest at the banks prime rate (8.5% at March 31, 1997) and is collateralized by all assets of the Company.

   The line of credit contains certain restrictive covenants, all of which have been complied with or waived by the bank.

   The long-term bank debt matures in each of the following years ending March 31 (in thousands):

            1998                      $  187
            1999                         153
            2000                         122
            2001                          54
            2002                          52
            Thereafter                 1,581
                                      ------
                                      $2,149
                                      ======

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

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

     The following is a summary of stock option activity related to the 1996 Plan (number of shares in thousands):


                                                             Weighted
                                                              average
                                             Number of       exercise
                                              shares           price
                                            -----------     ----------
       Outstanding at April 1, 1996             --           $     --
       Grants                                  284                2.75
       Forfeited                               (19)               2.75
                                               ----
       Outstanding at March 31, 1997           265                2.75
                                               ====

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

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

     The following is a summary of stock option activity related to the 1997 Plan (number of shares in thousands):


                                                                Weighted
                                                                average
                                            Number of           exercise
                                              shares             price
                                            ---------           --------
         Outstanding at April 1, 1996            --             $   --
         Grants                                  53                2.75
         Forfeited                               --                2.75
                                            ---------
         Outstanding at March 31, 1997           53                2.75
                                            =========

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

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

   At March 31, 1997, future minimum annual rental commitments under these lease obligations are as follows (in thousands):

           Year ending March 31:
             1998                            $ 371
             1999                              271
             2000                              196
             2001                               56
             2002                               14
             Thereafter                          6
                                             -----
                                             $ 914
                                             =====

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

      The provision for income taxes is comprised of the following (in thousands):


                                  1997                  1996                  1996
                          -----------------     -----------------     -----------------
                                                                           (Unaudited
                                                                            Pro forma)
      Current:
         Federal              $  144                     202                   233
         State                    51                      44                    32
         Foreign                 145                      67                    67
                              -------                 -------                ------
                                 340                     313                   332
      Deferred:
         Federal                  16                    (228)                  (59)
         State                   (14)                    (41)                  (11)
         Foreign                   6                      --                    --
                              -------                 -------                ------
                                   8                    (269)                  (70)
                              -------                 -------                ------
                 Total        $  348                      44                   262
                              =======                 =======                ======


      The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before taxes as follows (in thousands):


                                                                Year ended March 31
                                                ------------------------------------------------------------
                                                       1997                  1996                 1996
                                                ----------------     -----------------     ----------------
                                                                                               (Unaudited
                                                                                                Pro forma)
      Income tax at statutory rate                 $    194                   258                   258
      State taxes, net of federal benefits               24                    42                    42
      Effect of S Corporation termination                --                  (248)                   --
      Research and development credits                  (30)                  (11)                  (41)
      Foreign income tax rate  differential             (25)                  (12)                  (12)
      In-process research and development               243                    --                    --
      Provision to return adjustment                    (85)                   --                    --
      Other                                              27                    15                    15
                                                   --------                ------                 -----
     Total                                         $    348                    44                   262
                                                   ========                ======                ======

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

   The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences at March 31, 1997 are as follows (in thousands):


                                                     March 31,
                                                       1997
                                                     --------
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

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

(11)  Foreign Operations

      The Company's operations are based worldwide through foreign subsidiaries and branch offices in Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:


                                           For the year ended March 31
                                           ---------------------------
                                              1997             1996
                                           -----------     -----------
                                                  (in thousands)
                  Net revenue

          Domestic                         $   4,992          4,364
          Europe                               2,608          1,686
          Asia-Pacific                         3,423          1,273
                                           ---------        -------
             Total net revenue             $  11,023          7,323
                                           =========        =======

                  Operating income

          Domestic                         $     103            698
          Europe                                  83             99
          Asia-Pacific                           994            173
          In-process research and
           development                          (715)           (89)
                                           ---------        -------

             Total operating income        $     465            881
                                           =========        =======

                  Identifiable Assets

                                            March 31,
                                              1997
                                           ---------
          Domestic                         $ 8,995
          Europe                             1,802
          Asia-Pacific                         882
                                           ---------
             Total identifiable assets     $11,679
                                           =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Key Employees

  The directors, executive officers and key employees of the Company are as follows:

                Name                   Age                                        Position
                ----                   ---                                        --------
Amrik K. Das........................    50            Chairman of the Board, President, Chief Executive Officer and
                                                      Director
Jyoti Chatterjee....................    41            Executive Vice President, Chief Operating Officer and Director
Brian Paul..........................    49            Chief Financial Officer, Treasurer and Secretary
Clara Young.........................    42            Vice President Administration
Dan W. Heil.........................    64            Director
Bruce E. Cummings...................    48            Director
Santanu Das.........................    24            Manager of New Technology and Director
Steve Owen..........................    38            Director of European Operations
John Putnam.........................    39            Manager, Marketing and Advertising

     Amrit K. Das is the founder of the Company and has served as its President, Chief Executive Officer and as a Director since its inception in 1981. Mr. Das holds a B.S. in Civil/Structural Engineering from Calcutta University, India and a M.S. in Structural Engineering from the University of South Carolina.

     Jyoti Chatterjee has served as the Company's Executive Vice President, Chief Operating Officer and as a Director since April 1990. Prior to that Mr. Chatterjee served as Chief Consulting Engineer for the Company from 1985 to 1990. Mr. Chatterjee holds a B.S. in Structural Engineering from the Indian Institute of Technology and a M.S. in Structural Engineering from the University of Pennsylvania.

     Brian Paul has served as the Company's Chief Financial Officer, Treasurer and Secretary since May 1996. Prior to that Mr. Paul served as Vice President, Finance and Administration and Chief Financial Officer for Cambio Networks, Inc. (formerly ISICAD), a manufacturer of network management application computer software, from 1987 to February 1996. Mr. Paul holds a Bachelor of Commerce degree from Edinburgh University, Scotland and is a C.P.A.

     Clara Young has served as Vice President Administration of the Company since December 1987. Prior to that Ms. Young served as program analyst with The Technical Group, Inc. from December 1982 to December 1987. Ms. Young holds a B.S. in Computer Science from California State University, Fullerton.

     Dan W. Heil has served as a Director of the Company since 1990. Mr. Heil has been the President and Chief Executive Officer of Willdan Associates, an engineering and planning company since its founding in 1965. Mr. Heil holds a B.S. in Civil Engineering from Stanford University.

     Bruce E. Cummings has served as a Director of the Company since 1996. Mr. Cummings is the Principal of Bruce Cummings Associates, management and marketing consultants. Prior to that, Mr. Cummings was the President and Chief Executive Officer of Portrait Display Labs, Inc., a manufacturer of special purpose computer monitors which he co-founded, from 1992 to June 1997. From January 1991 to July 1992, Mr. Cummings was Vice President of Corporate Marketing for Macromedia. Mr. Cummings is currently a member of the Advisory Board for Europe Direct, the European Direct Marketing Conference. Mr. Cummings holds a B.S. in Marketing from California State University at Long Beach.

     Santanu Das has served as Manager of New Technology of the Company since May 1997 and as a Director since September 1996. Prior to that Mr. Das served as a Senior Engineering Analyst for the Company from 1991 to April 1997. Mr. Das holds a B.S. in Structural Engineering from the University of Southern California and an M.S. in Structural Engineering from the Massachusetts Institute of Technology. Santanu Das is the son of Amrit Das, the Company's President and Chief Executive Officer.

     Stephen Owen has served as the Company's Director of European Operations since 1987. Mr. Owen holds a B.S. in Civil Engineering from the University College Swansea, United Kingdom.

     John Putnam has served as the Company's Marketing Manager since 1991. For the six year period prior to that, Mr. Putnam held various marketing and advertising positions with The Technical Group, Inc., including marketing and advertising manager for CIVILSOFT (a division of The Technical Group, Inc.). Mr. Putnam holds a B.A. in political science/public administration from California State Polytechnic University, Pomona, and an M.B.A. from the University of Redlands.

     All directors hold office until the next annual stockholders' meeting or until their respective successors are elected or until their earlier death, resignation or removal. Officers are appointed by, and serve at the discretion of, the Board of Directors.


Compliance with Beneficial Ownership Reporting Rules

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("Commission"). Such officers, directors and stockholders are required by Commission regulations to furnish the Company with copies of all such reports that they file.

     Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended March 31, 1997 and thereafter, or any written representations received by the Company from a director, officer or beneficial owner of more than 10% of the Company's Common Stock ("reporting persons") that no other reports were required, the Company believes that, during the Company's 1997 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with except that Brian Paul, the Company's Secretary, Treasurer and Chief Financial Officer, inadvertently failed to file on a timely basis a Form 4 with respect to the acquisition of shares of Common Stock in February 1997. On May 24, 1997, Mr. Paul filed a Form 5 with respect to the acquisition of shares of Common Stock on February 21, 1997.


ITEM 10.  EXECUTIVE COMPENSATION.

Executive Compensation

     There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company of the Company's Chief Executive Officer and the only other executive officer of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the fiscal years ended March 31, 1996 and 1997.

                           SUMMARY COMPENSATION TABLE


                                                                                               Long-Term
                                                                                             Compensation
                                                                                           ----------------
                                          Annual  Compensation                                  Awards
                                          --------------------                             ----------------
                                                                                               Securities
                                                                 Other Annual                  Underlying              All Other
      Name and                      Salary          Bonus       Compensation(1)                 Options            Compensation(2)
 Principal Position     Year          ($)            ($)              ($)                         (#)                   ($)
--------------------    ----     -------------   ------------   ----------------           ----------------       ---------------
Amrit K. Das            1997        249,200           --            119,710(3)                   25,000                9,500
  President and Chief   1996        228,000           --             41,328(4)                     --                  9,240
  Executive Officer
Jyoti Chatterjee        1997        136,560           --                --                       48,000                8,194
  Executive Vice
  President and Chief   1996         99,840        20,912(5)            --                         --                  6,340
  Operating Officer

___________
(1) The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.

(2) Represents 401(k) contributions made by the Company on behalf of the Named Executive.

(3) Includes $41,331 of premiums paid by the Company pursuant to a split-dollar life insurance policy established by the Company for the benefit of Mr. Das.

(4) Represents $41,328 of premiums paid by the Company pursuant to a split-dollar life insurance policy established by the Company for the benefit of Mr. Das.

(5) Represents a performance bonus of 23,116 shares of restricted Common Stock of the Company, valued at approximately $20,912 (as determined by the Board of Directors of the Company), granted to Mr. Chatterjee in September 1995.


Stock Option Grants in 1997

  The following table sets forth information concerning individual grants of stock options made pursuant to the Company's 1996 Stock Option Plan and 1997 Stock Option Plan during fiscal 1997 to each of the Named Executives. The Company has never granted any stock appreciation rights.


                       OPTION GRANTS IN LAST FISCAL YEAR


                                                                            Individual Grants
                                           ---------------------------------------------------------------------------------
                                                 Number of
                                                 Securities
                                                 Underlying       Percent of Total          Exercise
                                                  Options          Options Granted           or Base
                                                  Granted          to Employees in            Price             Expiration
                  Name                              (#)              Fiscal Year              ($/Sh)               Date
                  ----                     ------------------   -----------------      ------------------  -----------------
Amrit K. Das..............................       25,000               7.2%                   $2.75           4/16/06-2/6/07

Jyoti Chatterjee..........................       48,000              13.9%                   $2.75           4/16/06-2/6/07


Option Exercises and Fiscal Year-End Values

  Shown below is information with respect to the number of shares of the Company's Common Stock acquired upon exercise of options, the value realized therefor, the number of unexercised options at March 31, 1997 and the value of unexercised in-the-money options at March 31, 1997 for the Named Executives in the Summary Compensation Table above. The Named Executives did not hold any stock appreciation rights during fiscal 1997.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                       AND FISCAL YEAR-END OPTION VALUES



                                                                              Number of Securities
                                                                                  Underlying             Value of Unexercised
                                                                                  Unexercised                 in-the-Money
                                                                               Options at Fiscal           Options at Fiscal
                                 Shares                                            Year-End(#)                Year-End ($)
                               Acquired on                  Value                 Exercisable/               Exercisable/
     Name                      Exercise(#)               Realized($)             Unexercisable             Unexercisable(1)
     ----                      -----------               ----------           --------------------      ---------------------
Amrit K. Das..........              --                         --                  1,666 / 23,334              417 / 5,834

Jyoti Chatterjee......              --                         --                11,666 / 36,334            2,917 / 9,084


Directors' Compensation

     The Company's directors do not currently receive any cash compensation for service on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings. All directors receive annual nonqualified stock options to purchase 5,000 shares of Common Stock with an exercise price equal to 100% of the then-current fair market value of Common Stock on the date of grant. These options are granted on each anniversary date of such person's becoming a director of the Company.


Employment Agreements

     As of May 1, 1996, the Company entered into five-year employment agreements with each of Amrit Das, Jyoti Chatterjee and Clara Young. Those agreements, which became effective upon the closing of the Company's initial public offering of its Common Stock, provide that Mr. Das, Mr. Chatterjee and Ms. Young will receive minimum base annual salaries of $260,000, $156,000 and $104,000, respectively. Each employment agreement also provides for the grant of an annual bonus with such bonuses, if any, to be determined by the Compensation Committee of the Board of Directors.


Report on Repricing of Options

     The Board of Directors has issued the following explanation in connection with two adjustments to the exercise price of non-qualified stock options ("Options") previously awarded to employees, officers and directors in fiscal 1997, which Options included options to purchase up to 5,000 shares of the Company's common stock which were automatically granted to each of the Named Executives, as described below:

     "On April 16, 1997, the Company's 1996 Stock Option Plan Committee granted the Options under the 1996 Stock Option Plan. The Options were exercisable at a price of $6.00 per share, as such value was determined to be the approximate fair market value per share as of the date of grant based upon, among other things, a contemplated IPO price of $7.50 per share. Because of adverse market conditions, the Company effected its IPO at a price per share equal to $5.00 rather than $7.50, resulting in the exercise price of the Options being greater than the market price of the underlying common stock. Consequently, effective
July 26, 1996, the Board of Directors reduced the exercise price of the Options from $6.00 to $5.00 to coincide with the $5.00 IPO price per share.

     In light of a decrease in the market price of the Company's common stock to an amount below the exercise price of the Options, the Board of Directors on December 13, 1996 resolved that the persons to whom the Options had been granted had provided exceptional services to the Company and were nonetheless deserving of compensation above and beyond their salaries and cash bonuses. Consequently, the Board of Directors reduced the per share exercise price of the options to $2.75, which represented the closing price per share as reported on Nasdaq of the Company's common stock on December 13, 1996."


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of July 15, 1997, certain information with respect to (i) each director of the Company, (ii) the Named Executives and
(iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.


Name and Address             Amount and Nature of Beneficial      Percent of Class
of Beneficial Owner          Ownership of Common Stock (1)        of Common Stock
-------------------          -------------------------------      ----------------
Amrit K. Das(2)(3)(4)                   1,798,425                      31.5%

Jyoti Chatterjee(2)(3)(5)                 144,311                       2.5%

Dan W. Heil(3)(6)                          95,954                       1.7%

Bruce E. Cummings(3)(7)                     1,666                        *

Santanu Das(3)(8)                       1,027,116                      17.9%

Sormistha Das                             671,463                      11.8%
1043 Taylor Court
Anaheim Hills, CA 92808

All Directors and Executive             3,101,658                      54.0%
Officers of the Company as
a Group (7 persons)(9)

_______________

*  Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days after July 15, 1997, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

(2) Executive officer of the Company. The address of each executive officer is c/o Research Engineers, Inc., 22700 Savi Ranch Parkway, Yorba Linda, CA.

(3) Director of the Company. The address of each director is c/o Research Engineers, 22700 Savi Ranch Parkway, Yorba Linda, CA.

(4) Includes 1,796,759 shares of Common Stock held by the A. and P. Das Living Trust and 1,666 shares of Common Stock underlying options which are exercisable as of July 15, 1997 or within 60 days after such date. Does not include 671,463 shares of Common Stock held by Mr. Das' daughter, Sormistha Das, or 1,027,116 shares of Common Stock beneficially held by Mr. Das' son, Santanu Das. Mr. Das disclaims beneficial ownership of the shares of Common Stock held by Sormistha Das and Santanu Das.

(5) Includes 11,666 shares of Common Stock underlying options which are exercisable as of July 15, 1997 or within 60 days after such date.

(6) Includes 1,666 shares of Common Stock underlying options which are exercisable as of July 15, 1997 or within 60 days after such date.

(7) Represents 1,666 shares of Common Stock underlying options which are exercisable as of July 15, 1997 or within 60 days after such date.

(8) Includes 11,666 shares of Common Stock underlying options which are exercisable as of July 15, 1997 or within 60 days after such date. Mr. Das is the son of Amrit Das, the Company's President and Chief Executive Officer.

(9) Includes 10,500 shares of Common Stock underlying options held by other executive officers which are exercisable as of July 15, 1997 or within 60 days after such date.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  In March 1994, Amrit Das, the Company's Chief Executive Officer and President, made a loan to the Company in the amount of $271,000 bearing interest at 9% per annum and payable on March 1, 1999. The loan was repaid by the Company in July 1996.

  In March 1994, Santanu K. Das, the son of Amrit Das and a stockholder of the Company, made a loan to the Company in the amount of $92,000 bearing interest at 9% per annum and payable on March 1, 1999. The loan was repaid by the Company in March 1997.

  In March 1994, Sormistha Das, the daughter of Amrit Das and a stockholder of the Company, made a loan to the Company in the amount of $55,000 bearing interest at 9% per annum and payable on March 1, 1999. The loan was repaid by the Company in March 1997.

  In May 1994, the Company established a secured credit facility with Wells Fargo Bank, N.A. and executed a Promissory Note, in favor of Wells Fargo Bank, N.A. in the aggregate principal amount of $140,000 and bearing interest at a variable rate equal to Wells Fargo's money market funds rate plus 3.5% per annum, which is collateralized by a blanket security interest with respect to the general assets of the Company and personally guaranteed by Amrit Das and Purabi Das. The aggregate outstanding principal and accrued interest on this loan was repaid in December 1996.

  On May 1, 1996, Amrit Das transferred, assigned and surrendered to the Company 2,626 ordinary equity shares of Research Engineers Private Limited, a corporation organized and existing under the laws of India ("RE India"), which represents 99.88% of the issued and outstanding shares of RE India. Pending the receipt of permission for such transfer from the Central Government of India, Mr. Das has assigned all of the rights, privileges and benefits in and to such shares to the Company.

  In July 1996, an advance of $309,000, including principal and accrued interest, was repaid to Amrit Das, the Company's President and Chief Executive Officer. The advance was made to the Company in connection with the acquisition of the Technical Group, Inc. in 1990, in the amount of $200,000.

  In August 1996, the Company repaid two notes aggregating approximately $1,705,000. These notes were made in connection with the acquisition of the Company's facility in Yorba Linda, California in February 1994 and were personally guaranteed by Amrit Das, the Company's President and Chief Executive Officer, and Purabi Das, Mr. Das' wife.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

    10.1  Research Engineers, Inc. 1996 Stock Option Plan*

    10.2 Form of Nonqualified Stock Option Agreement pertaining to the Plan (schedule of options issued pursuant to the Plan attached thereto)*

    10.3 Corporation Grant Deed dated February 15, 1994 executed by ITL-PAC, Inc. a Delaware corporation in favor of the Registrant, as filed in the Official Records of Orange County, California on March 1, 1994*

    10.4 Deed of Trust With Assignment of Rents dated February 23, 1994, by and between the Registrant, as Trustor, Bank of Yorba Linda, as Trustee, and Bank of Yorba Linda, as Beneficiary, as filed in the Official Records of Orange County, California on March 1, 1994*

    10.5 U.S. Small Business Administration Note dated February 23, 1994 in the principal amount of $1,000,000 (SBA Loan No. CLPGP206903001SNA) made payable to Bank of Yorba Linda, and related documents*

    10.6  Deed of Trust With Assignment of Rents dated February 22,
          1994, by and between the Registrant, as Trustor, North County Trust Deed, Inc., as Trustee, and Rancho Vista National Bank, as Beneficiary, as filed in the Official Records of Orange County, California on March 1, 1994*

    10.7 Promissory Note dated February 22, 1994 in the principal amount of $750,000 (Loan No. 0510223-01) made payable to Rancho Vista National Bank, and related documents*

    10.8 Promissory Note in the principal amount of $140,000 dated February 15, 1995 (Loan No. LA01343832) made to the order of Wells Fargo Bank, National Association*

    10.9 Promissory Note in the principal amount of $150,000 dated February 15, 1995 (Loan No. LA01343831) made to the order of Wells Fargo Bank, National Association*

    10.11 Business Loan Agreement dated May 14, 1993 (Loan No.
          LA00594522) between the Company and Wells Fargo Bank, National Association*

    10.12 Commercial Security Agreement dated May 14, 1993 (Loan No. LA00594522) between the Company and Wells Fargo Bank, National Association*

    10.13 Promissory Note dated March 1, 1994 in the principal amount of $271,000 made to the order of Amrit K. Das*

    10.14 Promissory Note dated March 1, 1994 in the principal amount of $271,000 made to the order of Santanu Das*

    10.15 Promissory Note dated March 1, 1994 in the principal amount of $55,000 made to the order of Sormithsa Das*

    10.16 Agreement and Plan of Merger dated as of April 26, 1996, by and between Research Engineers, Inc., a New Jersey corporation, and the Registrant*

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

    10.18 Restated and Amended Agreement of Merger dated as of September 10, 1995 by and between the Registrant and Das Consulting, Inc.*

    10.19 Software License and Distribution Agreement dated as of March 8, 1996 by and between Softdesk, Inc., a Delaware corporation, and the Registrant*

    10.20 Software Development Agreement dated as of June 22, 1995 between RotorDynamics-Seaal Research, a California corporation, and the Registrant*

    10.21 Software Development Agreement dated September 13, 1995, by and between the Registrant and Geometric Software Services Co. Ltd.*

    10.22 Technology Transfer Agreement dated September 13, 1995, by and between the Registrant and Geometric Software Services Co. Ltd.*

    10.23 Employment Agreement dated May 1, 1996, by and between the Registrant and Amrit K. Das*

    10.24 Employment Agreement dated May 1, 1996, by and between the Registrant and Jyoti Chatterjee*

    10.25 Employment Agreement dated May 1, 1996, by and between the Registrant and Clara Y. M. Young*

    10.26 QSE (Bristol) Limited Share Sale and Purchase Agreement**

    10.27 Research Engineers, Inc. 1997 Stock Option Plan***

    10.28 Business Loan agreement dated October 15, 1996 between the Company and Union Bank of California N.A.***

    10.29 Security agreement dated October 3, 1996 between the Company and Union Bank of California N.A.***

    10.30 Promissory Note dated October 15, 1996 made to the order of Union Bank of California N.A.***

    10.31 Promissory Note dated March 20, 1997 in the principal amount of $1,800,000 made payable to Union Bank of California N.A.***

    10.32 Promissory Note dated October 15, 1996 in the principal amount of $500,000 made payable to Union Bank of California N.A.***

    23    Consent of Independent Auditors

    27.1  Financial Data Schedule***

(b) Reports on Form 8-K

    Registrant filed a Form 8-K on February 14, 1997, regarding the acquisition of QSE (Bristol) Limited

    On March 7, 1997, Registrant filed a Form 8-K/A No. 1 amending its Form 8-K dated February 14, 1997, relating to the Company's acquisition of QSE (Bristol) Limited
___________________

* Filed as an exhibit to Registrant's Registration Statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA).

**   Filed as an exhibit to Registrant's Form 8-K dated February 14, 1997.

*** Filed as an exhibit to Registrant's Form 10-KSB for the fiscal year ended March 31, 1997 and filed with Securities and Exchange Commission on June 30, 1997.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RESEARCH ENGINEERS, INC


Dated: July 28, 1997                      By: /s/ Amrit K. Das
                                          -------------------------------------
                                          Amrit K. Das, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Name                                           Title                             Date
----------------------------------             -------------------------------          --------------
/s/ AMRIT K. DAS                               Chairman of the Board,                   July 28, 1997
----------------------------------             President, Chief Executive
Amrit K. Das                                   Officer and Director
                                               (principal executive officer)


/s/ JYOTI CHATTERJEE                           Executive Vice President,               July 28, 1997
----------------------------------             Chief Operating Officer and
Jyoti Chatterjee                               Director


/s/ BRIAN PAUL                                Secretary and Chief Financial            July 28, 1997
----------------------------------            Officer (principal financial
Brian Paul                                    and accounting officer)


/s/ SANTANU DAS                               Director                                 July 28, 1997
----------------------------------
Santanu Das


/s/ DAN W. HEIL                               Director                                 July 28, 1997
----------------------------------
Dan W. Heil


----------------------------------            Director
Bruce Cummings

                                 EXHIBIT INDEX
                                 -------------


 10.1  Research Engineers, Inc. 1996 Stock Option Plan*

 10.2 Form of Nonqualified Stock Option Agreement pertaining to the Plan (schedule of options issued pursuant to the Plan attached thereto)*

 10.3 Corporation Grant Deed dated February 15, 1994 executed by ITL-PAC, Inc. a Delaware corporation in favor of the Registrant, as filed in the Official Records of Orange County, California on March 1, 1994*

 10.4 Deed of Trust With Assignment of Rents dated February 23, 1994, by and between the Registrant, as Trustor, Bank of Yorba Linda, as Trustee, and Bank of Yorba Linda, as Beneficiary, as filed in the Official Records of Orange County, California on March 1, 1994*

 10.5 U.S. Small Business Administration Note dated February 23, 1994 in the principal amount of $1,000,000 (SBA Loan No. CLPGP206903001SNA) made payable to Bank of Yorba Linda, and related documents*

 10.6 Deed of Trust With Assignment of Rents dated February 22, 1994, by and between the Registrant, as Trustor, North County Trust Deed, Inc., as Trustee, and Rancho Vista National Bank, as Beneficiary, as filed in the Official Records of Orange County, California on March 1, 1994*

 10.7 Promissory Note dated February 22, 1994 in the principal amount of $750,000 (Loan No. 0510223-01) made payable to Rancho Vista National Bank, and related documents*

 10.8 Promissory Note in the principal amount of $140,000 dated February 15, 1995 (Loan No. LA01343832) made to the order of Wells Fargo Bank, National Association*

 10.9 Promissory Note in the principal amount of $150,000 dated February 15, 1995 (Loan No. LA01343831) made to the order of Wells Fargo Bank, National Association*

 10.11 Business Loan Agreement dated May 14, 1993 (Loan No. LA00594522) between the Company and Wells Fargo Bank, National Association*

 10.12 Commercial Security Agreement dated May 14, 1993 (Loan No. LA00594522) between the Company and Wells Fargo Bank, National Association*

 10.13 Promissory Note dated March 1, 1994 in the principal amount of $271,000 made to the order of Amrit K. Das*

 10.14 Promissory Note dated March 1, 1994 in the principal amount of $271,000 made to the order of Santanu Das*

 10.15 Promissory Note dated March 1, 1994 in the principal amount of $55,000 made to the order of Sormithsa Das*

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

 10.19 Software License and Distribution Agreement dated as of March 8, 1996 by and between Softdesk, Inc., a Delaware corporation, and the Registrant*

 10.20 Software Development Agreement dated as of June 22, 1995 between RotorDynamics-Seaal Research, a California corporation, and the Registrant*

 10.21 Software Development Agreement dated September 13, 1995, by and between the Registrant and Geometric Software Services Co. Ltd.*

 10.22 Technology Transfer Agreement dated September 13, 1995, by and between the Registrant and Geometric Software Services Co. Ltd.*

 10.23 Employment Agreement dated May 1, 1996, by and between the Registrant and Amrit K. Das*

 10.24 Employment Agreement dated May 1, 1996, by and between the Registrant and Jyoti Chatterjee*

 10.25 Employment Agreement dated May 1, 1996, by and between the Registrant and Clara Y. M. Young*

 10.26  QSE (Bristol) Limited Share Sale and Purchase Agreement**

 10.27  Research Engineers, Inc. 1997 Stock Option Plan***

 10.28 Business Loan agreement dated October 15, 1996 between the Company and Union Bank of California N.A.***

 10.29 Security agreement dated October 3, 1996 between the Company and Union Bank of California N.A.***

 10.30 Promissory Note dated October 15, 1996 made to the order of Union Bank of California N.A.***

 10.31 Promissory Note dated March 20, 1997 in the principal amount of $1,800,000 made payable to Union Bank of California N.A.***

 10.32 Promissory Note dated October 15, 1996 in the principal amount of $500,000 made payable to Union Bank of California N.A.***

 23     Consent of Independent Auditors

 27.1   Financial Data Schedule***

______________________

* Filed as an exhibit to Registrant's Registration Statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA).

**   Filed as an exhibit to Registrant's Form 8-K dated February 14, 1997.

*** Filed as an exhibit to Registrant's Form 10-KSB for the fiscal year ended March 31, 1997 and filed with Securities and Exchange Commission on June 30, 1997.