Form 10QSB
period 1997-06-30
RESEARCH ENGINEERS INC
filed 1997-08-14
CIK 1015920

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________



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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]


The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 5,704,000 on August 1, 1997

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997
                                  (Unaudited)
               (In thousands, except share and per share amounts)

                              ASSETS
Current assets:
 Cash and cash equivalents                                           $   670
 Short  term investments                                               3,265
 Accounts receivable (net of allowance for
  doubtful accounts of $39)                                            2,038
 Deferred income taxes                                                   373
 Notes and related party loans receivable                                 64
 Prepaid expenses and other current assets                               445
                                                                     -------

      Total current assets                                             6,855

Property, plant and equipment, net                                     2,750
Goodwill (net of accumulated amortization of $260)                     1,231
Other assets                                                             751
                                                                     -------
                                                                     $11,587
                                                                     =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                    $   367
 Accrued expenses                                                        347
 Income taxes payable                                                    246
 Deferred maintenance revenue                                            933
 Current portion of long-term bank debt                                  188
 Other                                                                    43
                                                                     -------
      Total current liabilities                                        2,124
                                                                     -------

Long-term bank debt                                                    1,916
Deferred income taxes                                                     56
Other                                                                     12

Stockholders' equity:
 Preferred stock, par value $ .01.  Authorized
  5,000,000 shares; issued and outstanding none                            -
 Common stock, par value $.01.  Authorized 20,000,000
  shares; issued and outstanding  5,701,000 shares                        57
 Additional paid-in capital                                            6,785
 Retained earnings                                                       567
 Unrealized gain on investments                                           19
 Foreign currency translation adjustment                                  51
                                                                     -------

      Total stockholders' equity                                       7,479
                                                                     -------
                                                                     $11,587
                                                                     =======

See accompanying notes to consolidated financial statements

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
               (In thousands, except share and per share amounts)

                                      Three Months Ended  Three Months Ended
                                        June 30, 1997       June 30, 1996
                                      ------------------  ------------------
Net revenues:
  Product sales                          $   2,369                1,734
  Maintenance and support                      426                  331
                                         ---------            ---------
     Total net revenues                      2,795                2,065

Cost of revenues                               205                  152
                                         ---------            ---------
     Gross profit                            2,590                1,913
                                         ---------            ---------
Operating expenses:
 Selling, general and administrative         2,165                1,208
 Research and development                      450                  476
                                         ---------            ---------
      Total operating expenses               2,615                1,684
                                         ---------            ---------
      Operating (loss) income                  (25)                 229
                                         ---------            ---------
Other (Income)/expense:
 Interest, net                                 (19)                  57
 Other                                         (17)                 (41)
                                         ---------            ---------
Income before income taxes                      11                  213

Income tax (benefit) expense                    (5)                  73
                                         ---------            ---------
      Net income                         $      16                  140
                                         =========            =========
Net income per common and common
 equivalent share                        $     .00                  .03
                                         =========            =========
Weighted average number of common
 and common equivalent shares
 outstanding                             5,756,885            4,206,000
                                         =========            =========


See accompanying notes to consolidated financial statements

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                      Three Months Ended        Three Months Ended
                                                                                        June 30, 1997             June 30, 1996
                                                                                       -----------------        ------------------
Cash flows from operating activities:
  Net income                                                                               $      16                  140
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization                                                                152                  104
    Deferred income tax asset                                                                    (56)                 (91)
    Changes in operating assets and liabilities:
     Accounts receivable                                                                         100                   40
     Notes and related party loans receivable                                                     (1)                   -
     Prepaid expenses and other current assets                                                    23                   18
     Other assets                                                                               (407)                 (98)
     Accounts payable, accrued expenses and other current liabilities                           (185)                 230
     Deferred maintenance revenue                                                                146                  (12)
     Income taxes payable                                                                        (23)                 100
     Other long-term liabilities                                                                  (9)                  (4)
                                                                                           ---------                 ----

          Net cash (used in) provided by operating activities                                   (244)                 427
                                                                                           ---------                 ----
Cash flows from investing activities:
 Purchase of property, plant and equipment                                                       (90)                 (37)
 Purchase of short-term investments                                                           (2,933)                   -
 Sale of short term investments                                                                1,382                    -
                                                                                           ---------                 ----
          Net cash used in investing activities                                               (1,641)                 (37)
                                                                                           ---------                 ----
Cash flows from financing activities:
 Repayment of  bank debt                                                                         (24)                 (32)
 Repayment of stockholder loans                                                                    -                  (12)
 Deferred offering costs                                                                           -                 (204)
                                                                                           ---------                 ----
          Net cash used in financing activities                                                  (24)                (248)
                                                                                           ---------                 ----
          (Decrease) increase in cash and cash equivalents                                    (1,909)                 142



Cash and cash equivalents, beginning of year                                                   2,579                  528
                                                                                           ---------                 ----
Cash and cash equivalents, end of year                                                     $     670                  670
                                                                                           =========                 ====

See accompanying notes to consolidated financial statements

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)


1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Research Engineers, Inc. (the "Company") and its wholly-owned subsidiaries. These consolidated financial statements have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended June 30, 1997 and 1996, the financial position at June 30, 1997, and the cash flows for the three months ended June 30, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ended March 31, 1998.


2.  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


3.  NET EARNINGS PER SHARE

    Net earnings per share has been determined, in accordance with the treasury stock method, by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share ("EPS")," which will require the Company to disclose basic EPS and diluted EPS for all periods for which an income statement is presented, and which will replace disclosure currently being made for primary EPS and fully-diluted EPS. The Company is required to adopt this standard in its quarter ended December 31, 1997. The impact of Statement 128 on the calculation of primary EPS and fully-diluted EPS for the three months ended June 31, 1997 and 1996 is not material.


4.  RECLASSIFICATIONS

    Certain prior quarter amounts have been reclassified to conform to the current quarter presentation.

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

The following discussion and analysis addresses the results of the Company's operations for the three months ended June 30, 1997, as compared to the Company's results of operations for the three months ended June 30, 1996.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Net revenues - net revenues for the quarter ended June 30, 1997 increased by $730,000 (35%) to $2,795,000, as compared to $2,065,000 for the quarter ended
June 30, 1996. This increase in net revenues was primarily attributable to the Company's continued growth in overseas markets.

Revenues are derived primarily from sales of the Company's engineering software products and, to a lesser extent, from sales of software maintenance contracts relating to its products. Software product revenues are recognized upon shipment. Product maintenance revenues are amortized over the length of the maintenance contract which is usually twelve months.

International net revenues as a percentage of total revenues for the quarter ended June 30, 1997 increased to 59%, up from 46% for the quarter ended June 30, 1996. The increase in international revenues for the quarter was primarily the result of increased revenues in the Asian market as the Company's products continue to gain market acceptance and to a lesser extent the result of the acquisition of QSE (Bristol) Limited in December 1996. The Company's domestic revenues are denominated in U.S. Dollars, while revenues and expenses for the Company's foreign subsidiaries and sales offices are usually recorded in the applicable foreign currency and translated with any applicable foreign exchange adjustments. There were no foreign exchange gains or losses that were material to the Company's financial results during either of the three month periods ended June 30, 1997 and 1996.

Gross profit - Gross profit increased by $677,000 (35%) to $2,590,000 in the quarter ended June 30, 1997 as compared to $1,913,000 for the quarter ended June 30, 1996. This increase was due to increased sales volume.

Selling, general and administrative expense - Selling, general and administrative expense increased by $957,000 (79%) to $2,165,000 in the quarter ended June 30, 1997 as compared to $1,208,000 for the quarter ended June 30, 1996, and increased as a percentage of net revenues to 78% from 59%, in the comparable quarter of the prior year. Selling expenses increased as a result of the higher commissions being paid associated with higher net revenues in the overseas markets. General and administrative expenses increased due to a one time charge for severance paid to a former QSE (Bristol) Limited employee combined with the addition of administrative, customer service and technical support personnel.

Research and development expense - Research and development expense decreased by $26,000 (5%) to $450,000 in the quarter ended June 30, 1997 as compared to $476,000 for the quarter ended June 30, 1996, and decreased as a percentage of net revenues to 16% from 23%, in the comparable quarter of the prior year. Research and development expenses consist primarily of software developers' wages and from time to time the costs of software development performed by outside parties. The decrease in research and development expense is due to the increased capitalization of software developed by outside parties on behalf of the Company, as compared to the quarter ended June 30, 1996.

Other (income) expense - Net interest (income) expense increased by $76,000 to ($19,000) in the quarter ended June 30, 1997 as compared to $57,000 for the quarter ended June 30, 1996. This decrease in interest expense, net is a result of the decreased amount of debt at June 30, 1997 as compared to the quarter ended June 30, 1996 combined with the effect of interest income from investments.

Income taxes - Income tax (benefit) expense increased by $78,000 to ($5,000) in the quarter ended June 30, 1997 as compared to $73,000 for the quarter ended June 30, 1996. This increase is primarily the result of a pretax loss in the United States for the quarter ended June 30, 1997 and the related tax benefit for the net operating loss that was recorded.

LIQUIDITY AND CAPITAL RESOURCES

Certain statements contained in this "Liquidity and Capital Resources" are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, uncertainties regarding market acceptance of new products, including those acquired from QSE (Bristol) Limited, and product enhancements, delays in the introduction of new products, and risks associated with managing the Company's growth, as well as those factors discussed in the Company's 10-KSB/A for the fiscal year ended March 31, 1997 which was filed on July 29, 1997 and the risks described in the "Outlook" section therein.

The Company currently finances its operations (including capital expenditures) primarily through cash flows from operations as well as its cash and short-term investment balances.

The Company's principal sources of liquidity at June 30, 1997, consisted of $670,000 of cash, $3,265,000 of short-term investments and $500,000 available under a line of credit with Union Bank of California.

The decrease in total cash and investments during the three months ended June 30, 1997 was primarily attributable to purchases of capital assets and other assets consisting mainly of purchased technology, combined with decreases in accounts payable, accrued expenses and other current liabilities offset by an increase in deferred maintenance revenue and a decrease in accounts receivable.

The Company has a $500,000 line of credit with Union Bank of California, the line of credit bears interest at the prime rate. This credit line is collateralized by substantially all of the assets of the Company. The line of credit expires on November 28, 1997. As of June 30, 1997 there was no principal or accrued interest outstanding under the line of credit. The Company plans to negotiate a renewal to the line of credit, however there can be no assurances that such negotiations will be successful.

The Company believes that its current cash and short-term investment balances and cash generated from operations and borrowings available under the Company's line of credit will provide adequate working capital to fund the Company's operations at currently anticipated levels through June 30, 1998. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financings. There can be no assurance that such additional financings will be available, if needed, or, if available, will be on terms satisfactory to the Company.

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


Date:  August 11, 1997

                                    RESEARCH ENGINEERS, INC.


                                    By: /s/ JYOTI CHATTERJEE
                                        --------------------
                                        Jyoti Chatterjee
                                        Chief Operating Officer and
                                        Executive Vice President



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

Exhibit 27.1  Financial Data Schedule