Form 10KSB/A
period 1997-03-31
RESEARCH ENGINEERS INC
filed 1997-08-22
CIK 1015920

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              FORM 10-KSB/A No. 2

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 15, 1997 was $6,999,436.

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 5,704,000 on August 15, 1997.

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

  The following table describes the Company's software products:

-----------------------------------------------------------------------------------------------------------------------------------
      PRODUCT CATEGORY               PRODUCT NAME                       FUNCTION                             APPLICATIONS
-----------------------------------------------------------------------------------------------------------------------------------
Structural                      STAAD-III                Integrated structural analysis and       Engineering/architectural
Engineering                                              design for steel/concrete/timber         consulting firms, construction
                                                         codes; static/dynamic/                   companies, power/energy
                                                         non-linear/seismic analysis;             industries, government and
                                                         incorporates U.S., British, German,      municipal agencies, industrial
                                                         Japanese and other international         plant design, offshore/marine
                                                         codes.                                   engineering, equipment
                                                                                                  manufacturers, transportation
                                                                                                  engineering, facilities
                                                                                                  engineering.

                                STAAD-III Online         Same as above - Allows users to          Same as above
                                                         submit jobs for analysis via modem on
                                                         a pay-per-use basis

                                QSE - Quick              Integrated analysis and design for       For light industrial and
                                Structural Engineering   2D/3D structures: steel/concrete         residential applications.
                                                         design per US and British codes;         Engineering/ architectural
                                                         links to detailing software.             consulting firms; construction
                                                                                                  companies.

                                STRUCT.etc -             A comprehensive array of 88               For light industrial and
                                STRUCTural               structural engineering software tools     residential applications.
                                Engineering Tool Case    ideal for efficient design and            Engineering/ architectural
                                                         analysis of steel, concrete timber        consulting firms; construction
                                                         and masonry structures.                   companies.
-----------------------------------------------------------------------------------------------------------------------------------
Mechanical Engineering          STARDYNE                 Finite element analysis of                Aerospace, nuclear, machine
                                                         mechanical/structural components;         tools, machinery, manufacturing,
                                                         machine design, equipment design;         automotive, civil/structural,
                                                         static/ dynamic/non-linear/buckling/      offshore/ marine, electrical,
                                                         transient/random vibration/               chemical, processing,
                                                         thermal/ fracture/fatigue analysis.       power/energy, mining.

                                VISUAL SOLID             3D solid modeling in design               All of above.
                                                         automation; integrated with finite
                                                         element analysis.
-----------------------------------------------------------------------------------------------------------------------------------
Process/Piping                  ADLPIPE                  Analysis, design and code checking of     Power, process, industrial plant
Engineering                                              piping systems; static/dynamic/           design.
                                                         seismic/non-linear analysis;
                                                         transient thermal analysis; supports
                                                         U.S., British and other international
                                                         codes.
-----------------------------------------------------------------------------------------------------------------------------------
Civil                           CIVILSOFT                Surveying, contouring, roads/ highway    Civil engineering consulting
Engineering                                              design, site, design, digital,           firms; government/municipal
                                                         terrain, modeling, earthwork             agencies; utilities;
                                                         calculations, water network design,      transportation; facilities;
                                                         sewer/storm drainage systems,            construction companies.
                                                         hydraulics/ hydrology.
-----------------------------------------------------------------------------------------------------------------------------------

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

     In fiscal 1997 the Company entered into a workflow integration agreement with Intergraph, Inc., the industry's leading supplier of drawing and drafting software, whereby, the two companies will develop program enhancements that will allow STAAD-III to operate from within Intergraph products. These enhancements will reinforce the two-way link between the software packages, giving structural engineers seamless access to structural member data and a smoother workflow for modeling structural members.

     The Company recently expanded its structural engineering product line with the addition of two new products: Quick Structural Engineering (QSE) and STRUCTural Engineering Tool Case (STRUCT etc.). QSE consists of a suite of integrated analysis and design modules for frame structures. Additionally, QSE provides the engineer with a detailing mode whereby a structural model can be quickly transferred into a complete two-dimensional or three-dimensional detailed drawing. STRUCT etc. provides customers a comprehensive array of 88 structural engineering software tools ideal for the efficient design and analysis of steel, concrete timber and masonry structures. Both QSE and STRUCT etc. are aimed at the residential and light commercial market segments.

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

     Civil Engineering. The Company's civil engineering software products marketed under the name CIVILSOFT, address all aspects of civil engineering, including survey, contour and digital terrain modeling, hydraulics, hydrology and water/sewer network design and analysis. The Company has recently released the first phase of its WINCIVIL product line, which runs independently of expensive third part CAD products. The Company believes that its civil engineering products comprise one of the industry's most versatile and comprehensive suites of civil engineering software. Over 6,500 companies currently use the Company's civil engineering software products worldwide, with more than 9,000 installations.

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

  The Company conducts sales and training seminars worldwide to provide current and potential customers with additional information about its products. During fiscal 1997, the Company focused these efforts in South East Asia and conducted seminars in Singapore, Bangkok, Manila, Hong Kong, Kuala Lumpur, Jakarta, Shanghai, Beijing, Shenzhen, Bombay, Delhi, Madras and Calcutta. In 1998, the Company is scheduled to conduct sales and training seminars in the United States, United Kingdom, Japan, France, Germany, Spain, Scandinavia, Singapore, Malaysia, Thailand, Indonesia, India, China and Mexico. Since 1987, the Company has also organized Annual User Conferences for its customers. These events, which are attended by worldwide users, are intended to serve as a forum for the exchange of ideas and information. The Company has also been successful in placing its products in various colleges and universities, including Harvard University, Massachusetts Institute of Technology and California Institute of Technology, as a means of introducing its products to future generations of professionals.

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

EMPLOYEES

  As of March 31, 1997, the Company had 88 full-time employees, including 35 in product development and related support services, 32 in sales and marketing and 21 in finance and administration. Approximately 34 of the Company's full-time employees are located in the United States and 54 are located internationally.

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

  The high and low closing sales prices of a share of the Company's Common Stock, as reported by The Nasdaq National Market, for the third and fourth quarters of fiscal 1997 and the second quarter of fiscal 1997 (covering the period from July 26, 1996 through September 30, 1996), the only quarters in fiscal 1997 in which the Company's shares of Common Stock were publicly traded, are as follows:

                                           Low          High
                                          ------       ------
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

  From inception to 1985, STAAD-III was offered primarily through time-sharing services. The Company began marketing its products directly to users in 1985 in connection with the Company's release of the first PC-version of STAAD-III. During 1986, the Company began its international expansion with the establishment of a United Kingdom affiliate. An additional affiliate was established in India during the same year in conjunction with the establishment of Company's offshore research and development facility. The Company acquired both of these commonly controlled affiliates in fiscal 1996. In November 1995, the Company acquired its German distributor, EGIS GmbH, and established its German subsidiary, Research Engineers GmbH. The Company currently has branch offices, subsidiaries, distributors and representatives in the United States, the United Kingdom, Germany, Japan, France, Scandinavia, Australia, China, Singapore, India, Indonesia, Korea, Thailand, Malaysia, South Africa, Mexico, Russia, and the Middle East and Latin America.

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

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain statement of income data expressed as a percentage of net revenues.

                                                   Year Ended March 31,
                                                  ----------------------
                                                     1997        1996
                                                  ----------   ---------

Net revenues                                         100.0 %     100.0 %
Cost of revenues                                       7.3 %       7.2 %
                                                     ------      ------
Gross profit                                          92.7 %      92.8 %
                                                     ------      ------

Selling, general and administrative expenses          71.3 %      65.1 %
Research and development expenses                     10.7 %      14.5 %
In-process research and development expenses           6.5 %       1.2 %
                                                     ------      ------
Operating income                                       4.2 %      12.0 %

Interest expense                                      (0.4)%       3.4 %
Other                                                 (0.6)%      (1.7)%
                                                     ------      ------
Income before income taxes                             5.2 %      10.3 %

Provision for income taxes                             3.2 %       0.6 %
                                                     ------      ------
Net income                                             2.0 %       9.7 %
                                                     ------      ------

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

  The Company consummated its IPO on July 26, 1996. A portion of the net proceeds to the Company of $6,469,000 (which includes the amount received by the Company as a result of the exercise of the underwriters over-allotment option on September 3, 1996) was used to repay approximately $2,379,000 of indebtedness to stockholders and banks and acquire QSE (Bristol) Limited for approximately $1,590,000. The remaining proceeds are anticipated to be used to fund research and development activities, to augment the Company's sales, marketing and customer support activities and to acquire related businesses, products and technologies.

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

                          /s/ KPMG PEAT MARWICK LLP

Orange County, California
May 29, 1997

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, 1997
               (In thousands, except share and per share amounts)

              ASSETS
Current assets:
Cash and cash equivalents                     $ 2,579
Short term investments                          1,701
Accounts receivable (net of allowance
 for doubtful accounts of $40)                  2,138
Deferred income taxes                             317
Notes and related party loans receivable           63
Prepaid expenses and other current
 assets                                           468
                                              -------
Total current assets                            7,266

Property, plant and equipment, net              2,723
Goodwill (net of accumulated
 amortization of $185)                          1,306
Other assets                                      384
                                              -------
                                              $11,679
                                              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                              $   307
Accrued expenses                                  584
Income taxes payable                              269
Deferred maintenance revenue                      787
Current portion of long-term bank debt            187
Other                                              51
                                              -------
Total current liabilities                       2,185
                                              -------
Long-term bank debt                             1,962
Deferred income taxes                              56

Stockholders' equity:
Preferred stock, par value $ .01.
 Authorized 5,000,000 shares; issued and
 outstanding none                                   -
Common stock, par value $.01.
 Authorized 20,000,000 shares; issued
 and outstanding  5,701,000 shares                 57
Additional paid-in capital                      6,785
Retained earnings                                 551
Unrealized gain on investments                      6
Foreign currency translation adjustment            77
                                              -------
Total stockholders' equity                      7,476

Commitments
                                              $11,679
                                              =======

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                      Years ended March 31, 1997 and 1996
               (In thousands, except share and per share amounts)

                                                 1997         1996
                                              ----------   ----------

Net revenues:
   Product sales                              $    9,568        6,044
   Maintenance and support                         1,455        1,279
                                              ----------   ----------

          Total net revenues                      11,023        7,323

Cost of revenues                                     800          524
                                              ----------   ----------

          Gross profit                            10,223        6,799
                                              ----------   ----------

Operating expenses:
   Selling, general and administrative             7,860        4,769
   Research and development                        1,183        1,060
   In-process research and development               715           89
                                              ----------   ----------

          Total operating expenses                 9,758        5,918
                                              ----------   ----------

          Operating income                           465          881
                                              ----------   ----------

Other (income)/expense:
   Interest, net                                     (43)         246
   Other                                             (62)        (125)
                                              ----------   ----------

Income before income taxes                           570          760

Income tax expense                                   348           44
                                              ----------   ----------

          Net income                          $      222          716
                                              ==========   ==========

Net income per common and common
 equivalent share                             $      .04            -
                                              ==========   ==========

   Weighted average number of common and
    common equivalent shares outstanding       5,314,814            -
                                              ==========   ==========

Pro forma net income data (unaudited):
   Income before income taxes as reported     $        -          760
   Pro forma provision for income tax                  -          262
    expense
                                              ----------   ----------

          Pro forma net income                $        -          498
                                              ==========   ==========

   Pro forma net income per share             $        -          .12
                                              ==========   ==========

   Number of shares used in computing pro
    forma per share information                        -    4,139,384

                                              ==========   ==========

See accompanying notes to consolidated
 financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                      Years ended March 31, 1997 and 1996
                      (In thousands, except share amounts)




                                         COMMON STOCK
                                  -----------------------------                             RETAINED EARNINGS
                                     NUMBER OF            PAR     ADDITIONAL PAID-IN          (ACCUMULATED
                                      SHARES             VALUE         CAPITAL                  DEFICIT)
                                  ------------       -------------------------------        -----------------
Balance, March 31, 1995              4,095,437       $      41              55                         (301)

Foreign currency translation                --              --              --                           --

Stockholder distribution                    --              --              --                          (86)

Issuance of common stock               110,563               1             276                           --

Net income                                  --              --              --                          716
                                  ------------       -------------------------------        -----------------

Balance, March 31, 1996              4,206,000              42             331                          329

Foreign currency translation                --              --              --                           --

Issuance of common stock             1,495,000              15           6,454                           --

Unrealized gain on
 investments                                --              --              --                           --

Net income                                  --              --              --                          222
                                  ------------       -------------------------------        -----------------

Balance, March 31, 1997              5,701,000       $      57           6,785                          551
                                  ============       ===============================        =================

                                                                  FOREIGN
                                               UNREALIZED        CURRENCY
                                                GAIN ON         TRANSLATION
                                              INVESTMENTS       ADJUSTMENT      TOTAL
                                            ---------------   -----------------------
Balance, March 31, 1995                                  --               (7)    (212)

Foreign currency translation                             --              (14)     (14)

Stockholder distribution                                 --               --      (86)

Issuance of common stock                                --               --      277

Net income                                               --               --      716
                                            ---------------   -----------------------

Balance, March 31, 1996                                  --              (21)     681

Foreign currency translation                             --               98       98

Issuance of common stock                                 --               --    6,469

Unrealized gain on
 investments                                              6               --        6

Net income                                               --               --      222
                                            ---------------   -----------------------
Balance, March 31, 1997                                   6               77    7,476
                                            ===============   =======================


See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                      Years ended March 31, 1997 and 1996

                                (In thousands)

                                                                                             1997              1996
                                                                                           -------           -------

Cash flows from operating activities:
  Net income                                                                               $   222               716
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     In-process research and development                                                       715                89
     Bonus expense for stock issuance                                                           --                60
     Depreciation and amortization                                                             826               210
     Changes in operating assets and liabilities, (net of acquisitions):
       Accounts receivable                                                                    (974)             (501)
       Deferred income tax asset                                                                 8              (269)
       Notes and related party loans receivable                                                (23)              (20)
       Prepaid expenses and other current assets                                              (300)                8
       Other assets                                                                           (311)              (60)
       Accounts payable                                                                       (166)              117
       Deferred maintenance revenue                                                            101               104
       Income taxes payable                                                                     35               193
       Accrued expenses                                                                         31               (24)
       Other current liabilities                                                              (106)              184
       Other long-term liabilities                                                            (126)               (5)
                                                                                           -------           -------

               Net cash provided by (used in) operating activities                             (68)              802
                                                                                           -------           -------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                                   (621)             (193)
  Purchase of short-term investments                                                        (3,386)               --
  Sale of short term investments                                                             1,691                --
  Proceeds from repayment of related party note receivable                                      48                --
  Payments to acquire companies, net of cash acquired                                       (1,536)             (227)
                                                                                           -------           -------

               Net cash used in investing activities                                        (3,804)             (420)
                                                                                           -------           -------

Cash flows from financing activities:
  Proceeds from issuance of  bank debt                                                       1,979                71
  Repayment of  bank debt                                                                   (1,960)              (87)
  Repayment of stockholder loans                                                              (565)             (185)
  Common stock issuance                                                                      6,469                --
  Stockholder distribution                                                                      --               (86)
                                                                                           -------           -------

               Net cash provided by (used in) financing activities                           5,923              (287)
                                                                                           -------           -------

               Increase in cash and cash equivalents                                         2,051                95



Cash and cash equivalents, beginning of year                                                   528               433
                                                                                           -------           -------

Cash and cash equivalents, end of year                                                     $ 2,579               528
                                                                                           =======           =======

                                  (Continued)

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows, Continued

                                                               1997    1996
                                                              ------  ------

Supplemental cash flow information:
   Amounts paid for:
     Interest                                                 $  169     246
     Income taxes                                                432     119
                                                              ======  ======

Non-cash transactions:
   Unrealized gain on investments                             $    6      --
   Common stock issued in business acquisitions                   --     216


   Payments to acquire companies, net of cash acquired:
     Assets acquired                                           1,245     733
     Liabilities assumed                                        (424)   (379)
     Purchased research and development                          715      89
     Common stock issued                                          --    (216)
                                                              ------  ------

                                                              $1,536     227
                                                              ======  ======

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Research Engineers, Inc. (the Company) was incorporated in New Jersey in 1981 and is currently headquartered in Yorba Linda, California. The Company develops and markets structural, mechanical, civil and process/piping engineering software products worldwide.

    The Company entered into a merger agreement, dated April 26, 1996 with Research Engineers, Inc., a Delaware Corporation, and a wholly-owned subsidiary of the Company (Surviving Company). On the effective date of the merger, each share of Research Engineers, Inc. common stock issued and outstanding was converted into 4.42148552 shares, $.01 par value common stock of the Surviving Company. In conjunction, the Surviving Company authorized a total of 20,000,000 shares of common stock and 5,000,000 shares of preferred stock, both at $.01 par value. All share and per share amounts in the accompanying consolidated financial statements have been restated to give retroactive effect to the stock split.

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

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

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

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

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


   The purchase price allocation for the acquisition of QSE (Bristol) Limited is summarized as follows (in thousands):

                                                   QSE
                                                --------
   Current assets, including cash of $54         $  278
   Property and equipment                            44
   Goodwill                                         977
   In-process research
     and development                                715
   Current liabilities                             (334)
   Non-current liabilities                          (90)
                                                --------
                                                 $1,590
                                                ========

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

   ADLPipe

   On March 22, 1996, the Company acquired all of the assets and liabilities of ADLPipe, a software manufacturer and marketer. The purchase price of the net acquired assets included a cash payment of $200,000 and the issuance of 26,290 shares of REI common stock valued at $200,000. The former shareholders of ADLPipe retained the right to demand that the Company purchase the shares acquired for a period up to five months following an initial public offering of the Company's common stock. This right was subsequently extended to December 20, 1997.

   Purchase price allocations for the purchases made during 1996 are summarized as follows (in thousands):

                                               DAS
                                    EGIS    CONSULTING    ADLPipe    TOTAL
                                 -----------------------------------------
   Current assets                  $  94        --           86       180
   Property and equipment             21        24           28        73
   Goodwill                          214        --          300       514
   In-process research
   and development                    52        37           --        89
   Current liabilities              (216)      (19)         (14)     (249)
   Non-current liabilities          (130)       --           --      (130)
                                 -----------------------------------------
                                   $  35        42          400       477
                                 =========================================

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

     Following are unaudited pro forma consolidated results of operations as if the above acquisitions had taken place on April 1, of each fiscal year, (in thousands):

                                                      YEAR ENDED         YEAR ENDED
                                                       MARCH 31,          MARCH 31,
                                                         1997               1996
                                                      ------------------------------
                                                      (UNAUDITED)        (UNAUDITED)
         Net revenues                                  $11,529              7,900
         Income before income taxes                      1,175                696
         Net income                                        818                654
         Net income per common and
           common equivalent share                         .15                .16

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

 (4) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, as of March 31, 1997 consists of the following (in thousands):

               Land                                          $   540
               Building                                        1,673
               Office and computer equipment, software
                  and furniture                                1,809
                                                             ---------

                                                               4,022

               Accumulated depreciation                       (1,299)
                                                             ---------

               Net property, plant and equipment             $ 2,723
                                                             =========

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

 (5)   LINE OF CREDIT AND BANK DEBT

       Long-term bank debt consists of the following at March 31, 1997 (in thousands):

       Mortgage payable to bank, monthly payments of principal plus interest at  2.25% over the LIBOR Base Rate (7.97% at March 31, 1997) through maturity of April 2007,
         secured by real estate owned by the Company                                                  $1,800

       Loan payable to bank, monthly payments of principal plus interest at .5% over the bank's prime rate (9.00% at March 31, 1997) through maturity of April 2000,
         secured by certain computer equipment owned by the Company                                      179

       Loan payable to bank, monthly payments of principal plus interest at 9.25% through
         maturity of August 1998, secured by certain equipment owned by the Company                       89

       Other                                                                                              81
                                                                                                      --------

       Total                                                                                           2,149

       Less current portion                                                                              187
                                                                                                      --------

                                                                                                      $1,962
                                                                                                      ========

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

    STOCK OPTION PLANS

    In April 1996, the Company adopted the Research Engineers, Inc. 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the granting of Incentive Stock Options (ISOs) or Non-Qualified Stock Options (NQOs) of up to 294,000 shares of the Company's common stock. These options will generally vest over 3 years, though the vesting periods vary from person to person. The options are exercisable subject to continued employment and other conditions. The 1996 Plan will terminate in April 2006. As of March 31, 1997 there were 20,500 options available for grant under the 1996 Plan and no options were exercisable.

    In November 1996, the Board of Directors approved the repricing of 247,750 of the Company's stock options granted under the 1996 Plan which had exercise prices higher than the then market price of the Company's common stock. The options were repriced from $5.00 to $2.75.

    The following is a summary of stock option activity related to the 1996 Plan (number of shares in thousands):

                                                               WEIGHTED
                                                               AVERAGE
                                                  NUMBER OF    EXERCISE
                                                   SHARES       PRICE
                                                  ---------    --------
              Outstanding at April 1, 1996            --        $  --
              Grants                                 292         2.75
              Forfeited                              (19)        2.75
                                                  ---------
              Outstanding at March 31, 1997          273         2.75
                                                  =========

    In February 1997, the Company adopted, subject to stockholder approval, the Research Engineers, Inc. 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the granting of Incentive Stock Options (ISOs) or Non-Qualified Stock Options (NQOs) of up to 300,000 shares of the Company's common stock. These options will generally vest over 3 years, though the vesting periods vary from person to person. The options are exercisable subject to continued employment and other conditions. The 1997 Plan will terminate in February 2007. As of March 31, 1997, there were 247,000 options available for grant under the 1997 Plan and no options were exercisable.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

    The following is a summary of stock option activity related to the 1997 Plan (number of shares in thousands):

                                                            WEIGHTED
                                                            AVERAGE
                                               NUMBER OF    EXERCISE
                                                SHARES       PRICE
                                               ---------    --------
            Outstanding at April 1, 1996          --        $  --
            Grants                                53          2.75
            Forfeited                             --           --
                                               ---------
            Outstanding at March 31, 1997         53          2.75
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

    At March 31, 1997, future minimum annual rental commitments under these lease obligations are as follows (in thousands):

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                Year ending March 31:
                      1998                          $371
                      1999                           271
                      2000                           196
                      2001                            56
                      2002                            14
                      Thereafter                       6
                                                    ----
                                                    $914
                                                    ====

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

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

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

     The provision for income taxes is comprised of the following (in thousands):

                         1997    1996      1996
                         ----    ----   ----------
                                        (UNAUDITED
                                        PRO FORMA)
      Current:
      Federal            $144     202      233
      State                51      44       32
      Foreign             145      67       67
                         ----    ----     ----

                          340     313      332

      Deferred:
      Federal              16    (228)     (59)
      State               (14)    (41)     (11)
      Foreign               6      --       --
                         ----    ----     ----

                            8    (269)     (70)
                         ----    ----     ----

      Total              $348      44      262
                         ====    ====     ====

     The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before taxes as follows (in thousands):

                                                  YEAR ENDED MARCH 31
                                               --------------------------
                                               1997    1996      1996
                                               ----    ----    ----------
                                                               (UNAUDITED
                                                               PRO FORMA)
Income tax at statutory rate                   $194     258      258
State taxes, net of federal benefits             24      42       42
Effect of S Corporation termination              --    (248)      --
Research and development credits                (30)    (11)     (41)
Foreign income tax rate differential            (25)    (12)     (12)
In-process research and development             243      --       --
Provision to return adjustment                  (85)     --       --
Other                                            27      15       15
                                               ----    ----     ----

Total                                          $348      44      262
                                               ====    ====     ====

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

   The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences at March 31, 1997 are as follows (in thousands):

                                                             MARCH 31,
                                                               1997
                                                             ---------
                    Deferred tax assets:
                      Cash to accrual adjustment               $227
                      State taxes                                26
                      Accrued vacation                           29
                      Allowance for doubtful accounts            18
                      Amortization of goodwill                   17
                                                             ---------

                             Total deferred tax assets          317

                    Deferred tax liabilities:
                      Depreciation                              (49)
                      Other                                      (7)
                                                             ---------

                             Total deferred tax liabilities     (56)
                                                             ---------
                             Net deferred tax asset            $261
                                                             =========

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

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

(11) FOREIGN OPERATIONS

     The Company's operations are based worldwide through foreign subsidiaries and branch offices in Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                  FOR THE YEAR ENDED MARCH 31
                                                  ---------------------------
                                                     1997             1996
                                                  ----------      -----------
                                                         (IN THOUSANDS)
                          NET REVENUE

             Domestic                                $ 4,992            4,364
             Europe                                    2,608            1,686
             Asia-Pacific                              3,423            1,273
                                                  ----------      -----------

                    Total net revenue                $11,023            7,323
                                                  ----------      -----------
                        OPERATING INCOME

             Domestic                                $   103              698
             Europe                                       83               99
             Asia-Pacific                                994              173
             In-process research and development        (715)             (89)
                                                  ----------      -----------

                    Total operating income           $   465              881
                                                  ----------      -----------

                        IDENTIFIABLE ASSETS
                                                   MARCH 31,
                                                     1997
                                                  ----------
             Domestic                                $ 8,995
             Europe                                    1,802
             Asia-Pacific                                882
                                                  ----------

                    Total identifiable assets        $11,679
                                                  ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES


  The directors, executive officers and key employees of the Company are as follows:


            Name                Age                    Position
            ----                ---                    --------
Amrik K. Das...................  50   Chairman of the Board, President, Chief Executive Officer and
                                      Director
Jyoti Chatterjee...............  41   Executive Vice President, Chief Operating Officer and Director
Brian Paul.....................  49   Chief Financial Officer, Treasurer and Secretary
Clara Young....................  42   Vice President Administration
Dan W. Heil....................  64   Director
Bruce E. Cummings..............  48   Director
Santanu Das....................  24   Manager of New Technology and Director
Steve Owen.....................  38   Director of European Operations
John Putnam....................  39   Manager, Marketing and Advertising

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

                          SUMMARY COMPENSATION TABLE


                                                                                               Long-Term
                                                                                              Compensation
                                                      -------------------                     ------------
                                                      Annual Compensation                        Awards
                                                      -------------------                        ------

                                                                           Other Annual        Securities           All Other
          Name and                         Salary             Bonus       Compensation(1)  Underlying Options    Compensation(2)
     Principal Position        Year         ($)                ($)              ($)                (#)                 ($)
     ------------------        ----       --------          ---------     ---------------  -------------------   ---------------
Amrit K. Das                   1997        249,200              ---           119,710(3)          25,000                9,500
  President and Chief          1996        228,000              ---            41,328(4)            ---                 9,240
  Executive Officer
Jyoti Chatterjee               1997        136,560              ---               ---             48,000                8,194
 Executive Vice President      1996         99,840           20,912(5)            ---               ---                 6,340
 and Chief Operating
 Officer
-----------

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


                       OPTION GRANTS IN LAST FISCAL YEAR


                                              Individual Grants
                         ------------------------------------------------------------


                          Number of      Percent of
                         Securities        Total
                         Underlying       Options         Exercise
                           Options       Granted to       or Base
                           Granted      Employees in       Price         Expiration
      Name                   (#)        Fiscal Year        ($/Sh)           Date
      ----               ----------     ------------      --------     --------------
Amrit K. Das...........    25,000           7.2%              $2.75    4/16/06-2/6/07
Jyoti Chatterjee.......    48,000          13.9%              $2.75    4/16/06-2/6/07

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


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                             Number of Securities
                                                                  Underlying                  Value of Unexercised
                                                                  Unexercised                     in-the-Money
                                                               Options at Fiscal                Options at Fiscal
                        Shares                                    Year-End(#)                     Year-End ($)
                      Acquired on         Value                   Exercisable/                    Exercisable/
       Name           Exercise(#)      Realized($)               Unexercisable                  Unexercisable(1)
       ----           -----------      -----------           --------------------             --------------------
Amrit K. Das.......       ---              ---                   1,666 / 23,334                     417 / 5,834

Jyoti Chatterjee...       ---              ---                  11,666 / 36,334                   2,917 / 9,084


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



NAME AND ADDRESS                 AMOUNT AND NATURE OF BENEFICIAL   PERCENT OF CLASS
OF BENEFICIAL OWNER               OWNERSHIP OF COMMON STOCK (1)     OF COMMON STOCK
-------------------              -------------------------------   -----------------
Amrit K. Das(2)(3)(4)                       1,798,425                    31.5%

Jyoti Chatterjee(2)(3)(5)                     144,311                     2.5%

Dan W. Heil(3)(6)                              95,954                     1.7%

Bruce E. Cummings(3)(7)                         1,666                      *

Santanu Das(3)(8)                           1,027,116                    17.9%

Sormistha Das                                 671,463                    11.8%
1043 Taylor Court
Anaheim Hills, CA 92808

All Directors and Executive                 3,101,658                    54.0%
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

(9) Includes 10,500 shares of Common Stock underlying options which are exercisable as of July 15, 1997 or within 60 days after such date.

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

    10.12 Commercial Security Agreement dated May 14, 1993 (Loan No. LA00594522) between the Company and Wells Fargo Bank, National Association*

    10.13 Promissory Note dated March 1, 1994 in the principal amount of $271,000 made to the order of Amrit K. Das*

    10.14 Promissory Note dated March 1, 1994 in the principal amount of $92,000 made to the order of Santanu Das*

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

           10.29 Security agreement dated October 3, 1996 between the Company and Union Bank of California N.A.***

           10.30 Promissory Note dated October 15, 1996 made to the order of Union Bank of California N.A.***

           10.31 Promissory Note dated March 20, 1997 in the principal amount of $1,800,000 made payable to Union Bank of California N.A.***

           10.32 Promissory Note dated October 15, 1996 in the principal amount of $500,000 made payable to Union Bank of California N.A.***

           10.33 Amendment No. 1, dated December 20, 1996, to Agreement and Plan of Reorganization, by and among the Registrant ADLPipe, Inc., a Massachusetts corporation, Chiin-Kun Hou and Peter E. Lewis

           23     Consent of Independent Auditors

           27.1   Financial Data Schedule***

     (b) Reports on Form 8-K

           Registrant filed a Form 8-K on February 14, 1997, regarding the acquisition of QSE (Bristol) Limited

           On March 7, 1997, Registrant filed a Form 8-K/A No. 1 amending its Form 8-K dated February 14, 1997, relating to the Company's acquisition of QSE (Bristol) Limited

------------------------

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


                                   RESEARCH ENGINEERS, INC

Dated: August 19, 1997             By: /S/ Amrit K. Das
                                   --------------------
                                   Amrit K. Das, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                             Title                     Date
-------------------------       -----------------------------     ---------------
/S/ AMRIT K. DAS                Chairman of the Board,            August 19, 1997
----------------                President, Chief Executive
Amrit K. Das                    Officer and Director
                                (principal executive officer)


/S/ JYOTI CHATTERJEE            Executive Vice President,         August 19, 1997
--------------------            Chief Operating Officer and
Jyoti Chatterjee                Director


/S/ BRIAN PAUL                  Secretary and Chief Financial     August 19, 1997
--------------                  Officer (principal financial
Brian Paul                      and accounting officer)


/S/ SANTANU DAS                 Director                          August 19, 1997
---------------
Santanu Das


/S/ DAN W. HEIL                 Director                          August 19, 1997
---------------
Dan W. Heil


/S/ Bruce Cummings              Director                          August 19, 1997
------------------
Bruce Cummings

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
   NO.                         DESCRIPTION
-------                        -----------
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

         $92,000 made to the order of Santanu Das*

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

10.29 Security agreement dated October 3, 1996 between the Company and Union Bank of California N.A.***

10.30 Promissory Note dated October 15, 1996 made to the order of Union Bank of California N.A.***

10.31 Promissory Note dated March 20, 1997 in the principal amount of $1,800,000 made payable to Union Bank of California N.A.***

10.32 Promissory Note dated October 15, 1996 in the principal amount of $500,000 made payable to Union Bank of California N.A.***

10.33 Amendment No. 1, dated December 20, 1996, to Agreement and Plan of Reorganization, by and among the Registrant ADLPipe, Inc., a Massachusetts corporation, Chiin-Kun Hou and Peter E. Lewis

23        Consent of Independent Auditors

27.1      Financial Data Schedule***

-----------------

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