Form 10QSB
period 1997-09-30
RESEARCH ENGINEERS INC
filed 1997-11-14
CIK 1015920

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997



[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________



                        Commission file number: 0-28560


                           RESEARCH ENGINEERS, INC.
       (Exact name of small business issuer as specified in its charter)


               Delaware                               22-235686
    (State or other jurisdiction of          (IRS. Employer Identification
           incorporation)                                 No.)


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


The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 5,704,000 on November 1, 1997

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1997
                                  (Unaudited)
              (In thousands, except share and per share amounts)

                                    ASSETS

Current assets:
  Cash and cash equivalents                                     $   971
  Short term investments                                          2,576
  Accounts receivable (net of allowance for
    doubtful accounts of $39)                                     2,138
  Deferred income taxes                                             402
  Notes and related party loans receivable                           64
  Prepaid expenses and other current assets                         564
                                                                -------
         Total current assets                                     6,715

Property, plant and equipment, net                                2,793
Goodwill (net of accumulated amortization of $335)                1,156
Other assets                                                        822
                                                                -------
                                                                $11,486
                                                                =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $   280
  Accrued expenses                                                  356
  Income taxes payable                                              215
  Deferred maintenance revenue                                      818
  Current portion of long-term bank debt                            188
  Other                                                              55
                                                                -------
         Total current liabilities                                1,912

Long-term bank debt                                               1,883
Deferred income taxes                                                55
Other                                                                 3
                                                                -------
         Total liabilities                                        3,853
                                                                -------

Stockholders' equity
  Preferred stock, par value $.01. Authorized 5,000,000
    shares; issued and outstanding none                               -
  Common stock, par value $.01. Authorized 20,000,000
    shares; issued and outstanding 5,704,00 shares                   57
  Additional paid-in capital                                      6,794
  Retained earnings                                                 679
  Unrealized gain on investments                                     66
  Foreign currency translation adjustment                            37
                                                                -------
         Total stockholders' equity                               7,633
                                                                -------
                                                                $11,486
                                                                =======


  See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
              (In thousands, except share and per share amounts)

                                             Three Months        Three Months         Six Months        Six Months
                                                Ended               Ended               Ended             Ended
                                             September 30,       September 30,       September 30,     September 30,
                                                 1997                1996                1997              1996
                                             ------------        ------------        ------------      ------------
Net revenues:
  Product sales                                $    2,646          $    2,107          $    5,015        $    3,841
  Maintenance and support                             448                 348                 873               679
                                               ----------          ----------          ----------        ----------
     Total net revenues                             3,094               2,455               5,888             4,520

Cost of revenues                                      144                 187                 349               339
                                               ----------          ----------          ----------        ----------

     Gross profit                                   2,950               2,268               5,539             4,181
                                               ----------          ----------          ----------        ----------


Operating expenses:
  Selling, general and administrative               2,340               1,642               4,505             2,850
  Research and development                            504                 313                 954               789
                                               ----------          ----------          ----------        ----------

     Total operating expenses                       2,844               1,955               5,459             3,639
                                               ----------          ----------          ----------        ----------


     Operating income                                 106                 313                  80               542
                                               ----------          ----------          ----------        ----------


Other (income)/expense:
  Interest, net                                        (3)                (31)                (22)               26
  Other                                               (29)                (28)                (46)              (69)
                                               ----------          ----------          ----------        ----------

Income before income taxes                            138                 372                 148               585
Income tax expense                                     25                  84                  20               157
                                               ----------          ----------          ----------        ----------

     Net income                                $      113          $      288          $      128        $      428
                                               ==========          ==========          ==========        ==========

Net income per common and common
  equivalent share                             $     0.02          $     0.06          $     0.02        $      .09
                                               ==========          ==========          ==========        ==========

Weighted average number of common
  and common equivalent shares
  outstanding                                   5,816,647           5,204,571           5,789,052         4,710,833
                                               ==========          ==========          ==========        ==========

         See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                    Six Months            Six Months
                                                                      Ended                 Ended
                                                                   September 30,         September 30,
                                                                       1997                  1996
                                                                   ------------          ------------
Cash flows from operating activities:
  Net income                                                        $      128            $      428
  Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
      Depreciation and amortization                                        361                   192
      Deferred income taxes                                                (86)                  127
      Changes in operating assets and liabilities:
        Accounts receivable                                                  -                   (97)
        Notes and related party loans receivable                            (1)                  (11)
        Prepaid expenses and other current assets                          (96)                 (179)
        Other assets                                                      (563)                 (141)
        Accounts payable, accrued expenses and other
          current liabilities                                             (251)                 (278)
        Deferred maintenance revenue                                        31                    29
        Income taxes payable                                               (54)                   22
        Other long-term liabilities                                        (18)                  (54)
                                                                    ----------            ----------
             Net cash (used in) provided by operating activities          (549)                   38
                                                                    ----------            ----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                               (196)                  (93)
  Purchase of short-term investments                                    (3,019)               (3,034)
  Sale of short term investments                                         2,204                     -
  Proceeds from repayment of related party note receivable                   -                    48
                                                                    ----------            ----------
             Net cash used in investing activities                      (1,011)               (3,079)
                                                                    ----------            ----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                 9                 6,469
  Repayment of bank debt                                                   (57)               (1,740)
  Repayment of stockholder loans                                             -                  (481)
                                                                    ----------            ----------
             Net cash (used in) provided by financing activities           (48)                4,248
                                                                    ----------            ----------
             (Decrease) increase in cash and cash equivalents           (1,608)                1,207

Cash and cash equivalents, beginning of period                           2,579                   528
                                                                    ----------            ----------
Cash and cash equivalents, end of period                            $      971                 1,735
                                                                    ==========            ==========

       See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (Unaudited)


1. BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Research Engineers, Inc. (the "Company") and its wholly-owned subsidiaries. These consolidated financial statements have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months and six months ended September 30, 1997 and 1996, the financial position at September 30, 1997, and the cash flows for the six months ended September 30, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Results of operations for the three months and six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ended March 31, 1998.


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

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share ("EPS")," which will require the Company to disclose basic EPS and diluted EPS for all periods for which an income statement is presented, and which will replace disclosure currently being made for primary EPS and fully-diluted EPS. The Company is required to adopt this standard in its quarter ended December 31, 1997. The impact of Statement 128 on the calculation of primary EPS and fully-diluted EPS for the three months and six months ended September 30, 1997 and 1996 is not material.


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

The following discussion and analysis addresses the results of the Company's operations for the three months and six months ended September 30, 1997, as compared to the Company's results of operations for the three months and six months ended September 30, 1996.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net revenues - Net revenues for the quarter ended September 30, 1997 increased by $639,000 (26%) to $3,094,000, as compared to $2,455,000 for the quarter ended September 30, 1996. For the six months ended September 30, 1997, revenues increased by $1,368,000 (30%) to $5,888,000 from $4,520,000 for the six months ended September 30, 1996. These increases in net revenues were primarily attributable to the Company's continued growth in overseas markets.

Revenues are derived primarily from sales of the Company's engineering software products and, to a lesser extent, from sales of software maintenance contracts relating to its products. Software product revenues are recognized upon shipment. Product maintenance revenues are amortized over the length of the maintenance contract, which is usually twelve months.

International net revenues as a percentage of total revenues for the quarter ended September 30, 1997 increased to 56%, up from 43% for the quarter ended September 30, 1996. For the six months ended September 30, 1997, international revenues increased to 57%, up from 45% for the six months ended September 30, 1996. The increase in international revenues for the periods was primarily the result of increased revenues from the Asian market as the Company's products continue to gain market acceptance and the result of the acquisition of QSE (Bristol) Limited in December 1996. The Company's domestic revenues are denominated in U.S. Dollars, while revenues and expenses for the Company's foreign subsidiaries and sales offices are usually recorded in the applicable foreign currency and translated with any applicable foreign exchange adjustments. There were no foreign exchange gains or losses that were material to the Company's financial results during either the three month or the six month periods ended September 30, 1997 and 1996.

Gross profit - Gross profit increased by $682,000 (30%) to $2,950,000 in the quarter ended September 30, 1997 as compared to $2,268,000 for the quarter ended September 30, 1996. Gross profit increased by $1,358,000 (32%) to $5,539,000 for the six months ended September 30, 1997 as compared to $4,181,000 for the six months ended September 30, 1996. These increases were primarily due to increased sales volume.

Selling, general and administrative expense - Selling, general and administrative expense increased by $698,000 (43%) to $2,340,000 for the quarter ended September 30, 1997 as compared to $1,642,000 for the quarter ended September 30, 1996, and increased as a percentage of net revenues to 76% from 67% in the comparable quarter of the prior year. Selling, general and administrative expense increased by $1,655,000 (58%) to $4,505,000 in the six months ended September 30, 1997 as compared to $2,850,000 for the six months ended September 30, 1996, and increased as a percentage of net revenues to 77% from 63% in the comparable period of the prior year. Selling expenses in both the three and six month periods increased primarily as a result of higher commissions being paid associated with higher net revenues in the overseas markets. General and administrative expenses in both the three and six month periods increased due to the addition of administrative, customer service and technical support personnel, combined with increases in professional fees, and in the six month period, due to a one time charge for severance paid to a former QSE (Bristol) Limited employee.

Research and development expense - Research and development expense increased by $191,000 (61%) to $504,000 in the quarter ended September 30, 1997 as compared to $313,000 for the quarter ended September 30, 1996, and increased as a percentage of net revenues to 16% from 13% in the comparable quarter of the prior year. Research and development expense increased by $165,000 (21%) to $954,000 in the six months ended September 30, 1997 as compared to $789,000 for the six months ended September 30, 1996, and decreased as a percentage of net revenues to 16% from 17% in the comparable six months of the prior year. The increases in research and development expense are primarily due to the finalization of STAAD/Pro, the Company's next generation structural engineering product.

Other (income) expense - Net interest (income) expense decreased by $28,000 to ($3,000) in the quarter ended September 30, 1997 as compared to ($31,000) for the quarter ended September 30, 1996. The Company completed its initial public offering during the second quarter of fiscal 1997, the proceeds of which were used to pay off debt and increase investments. Therefore, the Company had a decrease in interest expense during the second quarter ended September 30, 1996 as well as increased interest income from investing the offering proceeds. Net interest (income) expense increased by $48,000 to ($22,000) in the six months ended September 30, 1997 as compared to $26,000 for the six months ended September 30, 1996. This increase in net interest income is a result of an increased amount of interest income from investments during the six months ended September 30, 1997 as compared to the six months ended September 30, 1996, as well as a decrease in interest expense during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.

Income taxes - Income tax expense decreased by $59,000 to $25,000 in the quarter ended September 30, 1997 as compared to $84,000 for the quarter ended September 30, 1996. Income tax expense decreased by $137,000 to $20,000 in the six months ended September 30, 1997 as compared to $157,000 for the six months ended September 30, 1996. This decrease in interest tax expense is primarily the result of a pretax loss in the United States for the quarter and six months ended September 30, 1997 and the related tax benefit for the net operating loss that was recorded.

LIQUIDITY AND CAPITAL RESOURCES

Certain statements contained in this "Liquidity and Capital Resources" are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, uncertainties regarding market acceptance of new products, including those acquired from QSE (Bristol) Limited, and product enhancements, delays in the introduction of new products, increased costs associated with overseas markets, and risks associated with managing the Company's growth, as well as those factors discussed in the Company's Form 10-KSB/A for the fiscal year ended March 31, 1997 which was filed with the Securities and Exchange Commission on August 19, 1997 and the risks described in the "Outlook" section therein.

The Company currently finances its operations (including capital expenditures) primarily through cash flows from operations as well as its cash and short-term investment balances.

The Company's principal sources of liquidity at September 30, 1997 consisted of $971,000 of cash, $2,576,000 of short-term investments and $500,000 available under a line of credit with Union Bank of California.

The decrease in total cash and investments during the six months ended September 30, 1997 was primarily attributable to purchases of capital assets and other assets consisting mainly of purchased technology, combined with a decrease in accounts payable offset by an increase in deferred maintenance.

The Company has a $500,000 line of credit with Union Bank of California. The line of credit bears interest at the prime rate. This credit line is collateralized by substantially all of the assets of the Company. The line of credit expires on November 28, 1997. As of September 30, 1997 there was no principal or accrued interest outstanding under the line of credit. The Company plans to negotiate a renewal of the line of credit, however, there can be no assurances that such negotiations will be successful.

The Company believes that its current cash and short-term investment balances and cash generated from operations and borrowings available under the Company's line of credit will provide adequate working capital to fund the Company's operations at currently anticipated levels through September 30, 1998. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financings. There can be no assurance that such additional financings will be available, if needed, or, if available, will be on terms satisfactory to the Company.

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The Annual Meeting of Stockholders of the Company was held on September 25, 1997.

           (b)      Omitted pursuant to Instruction 3 to Item 4 of Form 10-QSB.

           (c)(i) PROPOSAL ONE: Election of five Directors by the holders of issued and outstanding shares of Common Stock:

                                              For         Abstain      Against
                                           ---------    -----------   ----------
                    Amrit K. Das           5,391,619         0          14,758
                    Jyoti Chatterjee       5,391,619         0          14,758
                    Dan W. Heil            5,391,619         0          14,758
                    Bruce E. Cummings      5,391,619         0          14,758
                    Santanu Das            5,391,619         0          14,758

           (c)(ii) PROPOSAL TWO: Ratification of the approval of the Company's 1997 Stock Option Plan:

                             For:                 4,049,203
                             Against:                58,246
                             Abstain:                54,968
                             Broker Non-Voting:   1,243,960

           (c)(iii) PROPOSAL THREE: Ratification of the appointment of KPMG Peat Marwick LLP as the Company's indepenedent accountants for the fiscal year beginning April 1, 1997:

                             For:                 5,399,269
                             Against:                 4,708
                             Abstain:                 2,400
                             Broker Non-Voting:           0

           (d)       Not applicable.

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                     27.1 Financial Data Schedule

           (b)   Reports on Form 8-K

                     None

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 1997

                                      RESEARCH ENGINEERS, INC.


                                      By: /S/ WAYNE BLAIR
                                         --------------------------------------
                                         Wayne Blair
                                         Chief Financial Officer, Secretary
                                         and Treasurer (principal financial
                                         and accounting officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit 27.1  Financial Data Schedule