Form 10QSB
period 1997-12-31
RESEARCH ENGINEERS INC
filed 1998-02-13
CIK 1015920

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1997



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


The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 5,677,710 on February 1, 1998.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997
                                  (Unaudited)
              (In thousands, except share and per share amounts)

                                    ASSETS
Current assets:
  Cash and cash equivalents                                             $   827
  Short term investments                                                  1,541
  Accounts receivable (net of allowance for doubtful accounts of $89)     2,776
  Deferred income taxes                                                     396
  Notes and related party loans receivable                                   90
  Prepaid expenses and other current assets                                 497
                                                                        -------
        Total current assets                                              6,127

Property, plant and equipment, net                                        2,945
Goodwill (net of accumulated amortization of $413)                        1,175
Other assets                                                                865
                                                                        -------
                                                                        $11,112
                                                                        =======
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $   233
  Accrued expenses                                                          493
  Income taxes payable                                                      312
  Deferred maintenance revenue                                              884
  Current portion of long-term bank debt                                    190
  Other                                                                      48
                                                                        -------
        Total current liabilities                                         2,160

Long-term bank debt                                                       1,831
Deferred income taxes                                                        55
                                                                        -------
        Total liabilities                                                 4,046
                                                                        -------
Stockholders' equity:
  Preferred stock, par value $.01. Authorized 5,000,000 shares;
   issued and outstanding none                                                -
  Common stock, par value $.01. Authorized 20,000,000 shares;
   issued and outstanding 5,677,710 shares                                   57
  Additional paid-in capital                                              6,594
  Retained earnings                                                         554
  Unrealized loss on investments                                            (42)
  Foreign currency translation adjustment                                   (97)
                                                                        -------
        Total stockholders' equity                                        7,066
                                                                        -------
                                                                        $11,112
                                                                        =======

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
              (In thousands, except share and per share amounts)

                                       Three Months  Three Months  Nine Months   Nine Months
                                          Ended         Ended         Ended         Ended
                                       December 31,  December 31,  December 31,  December 31,
                                           1997          1996          1997          1996
                                       ------------  ------------  ------------  ------------
Net revenues:
  Product sales                         $   2,787     $   2,350     $   7,802     $   6,191
  Maintenance and support                     493           380         1,367         1,059
                                        ---------     ---------     ---------     ---------
    Total net revenues                      3,280         2,730         9,169         7,250

Cost of revenues                              131           222           480           561
                                        ---------     ---------     ---------     ---------
    Gross profit                            3,149         2,508         8,689         6,689
                                        ---------     ---------     ---------     ---------
Operating expenses:
  Selling, general and administrative   $   2,163     $   1,882     $   6,668     $   4,732
  Research and development                    543           418         1,497         1,207
  Acquired in-process research and
   development costs                          450           715           450           715
                                        ---------     ---------     ---------     ---------
    Total operating expenses                3,156         3,015         8,615         6,654
                                        ---------     ---------     ---------     ---------
    Operating income/(loss)                    (7)         (507)           74            35
                                        ---------     ---------     ---------     ---------
Other (income)/expense:
  Interest, net                               (14)          (56)          (36)          (30)
  Other                                       (17)          (22)          (63)          (91)
                                        ---------     ---------     ---------     ---------
Income/(loss) before income taxes              24          (429)          173           156

Income tax expense                            150            79           170           236
                                        ---------     ---------     ---------     ---------
    Net income/(loss)                   $    (126)    $    (508)    $       3     $     (80)
                                        =========     =========     =========     =========
Net income/(loss) per common share:
  Basic                                 $   (0.02)    $   (0.09)    $    0.00     $   (0.02)
  Diluted                               $   (0.02)    $   (0.09)    $    0.00     $   (0.02)

Average number of common shares
 used in computing net income/(loss)
 per common share:
  Basic                                 5,699,618     5,701,000     5,701,373     5,014,889
  Diluted                               5,699,618     5,701,000     5,778,497     5,014,889

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                    Nine Months   Nine Months
                                                       Ended         Ended
                                                    December 31,  December 31,
                                                        1997          1996
                                                    ------------  ------------
Cash flows from operating activities:
  Net income/(loss)                                   $     3       $    (80)
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    In-process research and development                   450            715
    Depreciation and amortization                         359            347
    Deferred income taxes                                 (80)            (1)
    Changes in operating assets and liabilities:
      Accounts receivable                                (638)          (416)
      Notes and related party loans receivable            (27)           (76)
      Prepaid expenses and other current assets           (29)          (321)
      Other assets                                       (609)          (216)
      Accounts payable, accrued expenses and
       other current liabilities                         (168)          (350)
      Deferred maintenance revenue                         97            133
      Income taxes payable                                 43            143
      Other long-term liabilities                         (21)           (59)
                                                      -------       --------
          Net cash used in operating activities          (620)          (181)
                                                      -------       --------
Cash flows from investing activities:
  Purchase of property, plant and equipment              (396)          (183)
  Purchase of short-term investments                   (3,459)        (3,206)
  Sale of short-term investments                        3,571          1,685
  Payments to acquire companies, net of cash
   acquired                                              (550)        (1,513)
  Proceeds from repayment of related party note
   receivable                                               -             48
                                                      -------       --------
          Net cash used in investing activities          (834)        (3,169)
                                                      -------       --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                9          6,469
  Payments to repurchase common stock                    (200)             -
  Repayment of bank debt                                 (107)        (1,907)
  Repayment of stockholder loans                            -           (481)
                                                      -------       --------
          Net cash (used in) provided by
           financing activities                          (298)         4,081
                                                      -------       --------
          (Decrease) increase in cash and
           cash equivalents                            (1,752)           731

Cash and cash equivalents, beginning of period          2,579            528
                                                      -------       --------
Cash and cash equivalents, end of period              $   827       $  1,259
                                                      =======       ========

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Research Engineers, Inc. (the "Company") and its wholly-owned subsidiaries. These consolidated financial statements have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine months ended December 31, 1997 and 1996, the financial position at December 31, 1997, and the cash flows for the nine months ended December 31, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year ended March 31, 1998.


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


4.   NET EARNINGS PER SHARE

     In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share ("EPS")." This statement replaces the previously reported primary and fully diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options. All net income/(loss) per share amounts have been restated to conform to the SFAS No. 128 requirements.

     The following table illustrates the computation of basic and diluted net income/(loss) per share (in thousands):


                             Three Months Three Months Nine Months  Nine Months
                                Ended        Ended        Ended        Ended
                             December 31, December 31, December 31, December 31,
                                 1997         1996         1997         1996
                             ------------ ------------ ------------ ------------
Numerator:
Numerator for basic and
  diluted net income/(loss)
  per share - net
  income/(loss)                 $ (126)      $ (508)      $    3      $  (80)
                                ------       ------       ------      ------

Denominator:
Denominator for basic net
  income/(loss) per share -
  average number of common
  shares outstanding during
  the period                     5,700        5,701        5,701       5,015

Incremental common shares
  attributable to exercise
  of outstanding options             -            -           77           -
                                ------       ------       ------      ------
Denominator for diluted net
  income/(loss) per share        5,700        5,701        5,778       5,015
                                ------       ------       ------      ------

Basic net income/(loss)
  per share                     $(0.02)      $(0.09)      $ 0.00      $(0.02)
                                ------       ------       ------      ------
Diluted net income/(loss)
  per share                     $(0.02)      $(0.09)      $ 0.00      $(0.02)
                                ------       ------       ------      ------


     The computation of diluted loss per share for the three-month periods ended December 31, 1997 and 1996 and the nine-month period ended December 31, 1996 excluded the effect of incremental common shares attributable to the exercise of outstanding common stock options because their effect was antidilutive.


5.   ACQUISITION

     On October 13, 1997, the Company purchased certain assets of AXA Corporation ("AXA"), a software developer. The purchase price of $550,000 in cash was allocated as follows (in thousands):

     Acquired in-process research and development      $450
     Property and equipment                               3
     Goodwill                                            97
                                                       ----
                                                       $550
                                                       ====

     The goodwill associated with the AXA acquisition will be amortized over five years on a straight-line basis.


6.   STOCK REPURCHASE

     On December 16, 1997, in accordance with Amendment No. 1 to the Agreement and Plan of Reorganization dated March 8, 1996 between the Company and ADL Pipe, Inc., the Company repurchased 26,290 shares of common stock for $200,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Research Engineers, Inc. (the "Company") is a leading provider of technically sophisticated stand-alone and network-based engineering software products that provide fully-integrated easy-to-use design automation and analysis solutions for use by engineering analysis and design professionals worldwide. The Company's comprehensive line of Windows-based engineering software products includes STAAD-III, the Company's flagship structural analysis and design software; STAAD/Pro, the first comprehensive structural design office solution; as well as mechanical, civil and process/piping engineering products. The Company's software products assist engineers in performing a myriad of mission-critical engineering tasks, including analysis and design of industrial, commercial, transportation and utility structures, pipelines, machinery and automotive and aerospace products and survey, contour and digital terrain modeling.

The following discussion and analysis addresses the results of the Company's operations for the three and nine months ended December 31, 1997, as compared to the Company's results of operations for the three and nine months ended December 31, 1996.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996 AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net revenues - Net revenues for the quarter ended December 31, 1997 increased by $550,000 (20%) to $3,280,000, as compared to $2,730,000 for the quarter ended
December 31, 1996. For the nine months ended December 31, 1997, revenues increased by $1,919,000 (27%) to $9,169,000 from $7,250,000 for the nine months ended December 31, 1996. These increases in net revenues were primarily attributable to the Company's continued growth in overseas markets.

Revenues are derived primarily from sales of the Company's engineering software products and, to a lesser extent, from sales of software maintenance contracts relating to its products. Software product revenues are recognized upon shipment. Product maintenance revenues are amortized over the length of the maintenance contract, which is usually twelve months.

International net revenues as a percentage of total revenues for the quarter ended December 31, 1997 increased to 58%, up from 51% for the quarter ended December 31, 1996. For the nine months ended December 31, 1997, international revenues increased to 61%, up from 56% for the nine months ended December 31, 1996. The increase in international revenues for the periods was primarily the result of increased revenues from the Asian market as the Company's products continue to gain market acceptance and the result of the acquisition of QSE (Bristol) Limited in December 1996. The Company's domestic revenues are denominated in U.S. Dollars, while revenues and expenses for the Company's foreign subsidiaries and sales offices are usually recorded in the applicable foreign currency and translated with any applicable foreign exchange adjustments. There were no foreign exchange gains or losses that were material to the Company's financial results during either the three month or the six month periods ended December 31, 1997 and 1996.

Gross profit - Gross profit increased by $641,000 (26%) to $3,149,000 in the quarter ended December 31, 1997 as compared to $2,508,000 for the quarter ended December 31, 1996. Gross profit increased by $2,000,000 (30%) to $8,689,000 for the nine months ended December 31, 1997 as compared to $6,689,000 for the nine months ended December 31, 1996. These increases were primarily due to increased sales volume.

Selling, general and administrative expense - Selling, general and administrative expense increased by $281,000 (15%) to $2,163,000 for the quarter ended December 31, 1997 as compared to $1,882,000 for the quarter ended December 31, 1996, and decreased as a percentage of net revenues to 66% from 69% in the comparable quarter of the prior year. Selling, general and administrative expense increased by $1,936,000 (41%) to $6,668,000 in the nine months ended December 31, 1997 as compared to $4,732,000 for the nine months ended December 31, 1996, and increased as a percentage of net revenues to 73% from 65% in the comparable period of the prior year. Selling expenses in both the three and nine month periods increased primarily as a result of higher commissions being paid associated with higher net revenues in the overseas markets. General and administrative expenses in both the three and nine month periods increased due to the addition of administrative, customer service and technical support personnel, combined with increases in professional fees, and in the nine-month period, due to a one time charge for severance paid to a former QSE (Bristol) Limited employee during the first quarter of fiscal 1998.

Research and development expense - Research and development expense increased by $125,000 (30%) to $543,000 in the quarter ended December 31, 1997 as compared to $418,000 for the quarter ended December 31, 1996, and increased as a percentage of net revenues to 17% from 15% in the comparable quarter of the prior year. Research and development expense increased by $290,000 (24%) to $1,497,000 in the nine months ended December 31, 1997 as compared to $1,207,000 for the nine months ended December 31, 1996, and decreased as a percentage of net revenues to 16% from 17% in the comparable nine months of the prior year. The increases in research and development expense are primarily due to costs associated with the finalization of STAAD/Pro, the Company's next generation structural engineering product.

Acquired in-process research and development expense - The acquired in-process research and development expense of $450,000 and $715,000 for the three months and nine months ended December 31, 1997 and 1996, respectively, relates to the acquisition of the animation software assets of AXA, Inc. during October 1997 and the acquisition of QSE (Bristol) Limited during December 1996. Included in the assets acquired were costs of $450,000 and $715,000 related to AXA and QSE, respectively, of research and development in process. In the opinion of management, the technological feasibility of the acquired development had not yet been established and the technology had no future alternative uses at the time of the acquisition, and accordingly, these amounts were expensed in their respective periods.

Other (income) expense - Net interest (income) expense decreased by $47,000 to ($31,000) in the quarter ended December 31, 1997 as compared to ($78,000) for the quarter ended December 31, 1996. Net interest (income) expense decreased by $22,000 to ($99,000) in the nine months ended December 31, 1997 as compared to ($121,000) for the nine months ended December 31, 1996. The Company completed its initial public offering during the second quarter of fiscal 1997, the proceeds of which were used to pay off debt and increase investments. In addition, the Company entered into certain loan agreements at the end of fiscal 1997. Therefore, the Company had an increase in interest expense during the three months and nine months ended December 31, 1997 as compared to the same periods in the prior year.

Income taxes - Income tax expense increased by $71,000 to $150,000 in the quarter ended December 31, 1997 as compared to $79,000 for the quarter ended December 31, 1996. This increase in income tax expense is due to the increase in sales in the foreign subsidiaries. Income tax expense decreased by $66,000 to $170,000 in the nine months ended December 31, 1997 as compared to $236,000 for the nine months ended December 31, 1996. This decrease in income tax expense is primarily due to a pretax loss in the United States for the nine months ended December 31, 1997 and the related tax benefit for the net operating loss that was recorded. The effective tax rates are greater than 100% due to the international earnings.

LIQUIDITY AND CAPITAL RESOURCES

Certain statements contained in this report, including those contained in "Results of Operations for the Three Months Ended December 31, 1997 and 1996 and the Nine Months Ended December 31, 1997 and 1996" and "Liquidity and Capital Resources" are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, uncertainties regarding market acceptance of new products, including those acquired from AXA and QSE (Bristol) Limited, and product enhancements, delays in the introduction of new products, and risks associated with managing the Company's growth, as well as those factors discussed in the Company's

Form 10-KSB/A for the fiscal year ended March 31, 1997 which was filed with the Securities and Exchange Commission on August 19, 1997 and the risks described in the "Outlook" section therein.

The Company currently finances its operations (including capital expenditures) primarily through cash flows from operations as well as its cash and short-term investment balances.

The Company's principal sources of liquidity at December 31, 1997 consisted of $827,000 of cash, $1,541,000 of short-term investments and $500,000 available under a line of credit with Union Bank of California.

The decrease in total cash and investments during the nine months ended December 31, 1997 was primarily attributable to purchases of capital assets and other assets consisting mainly of purchased technology, the purchase of AXA, an increase in accounts receivable, and the repurchase of common stock combined with a decrease in accounts payable and accrued expenses offset by an increase in deferred maintenance.

The Company has a $500,000 line of credit with Union Bank of California. The line of credit bears interest at the prime rate. This credit line is collateralized by substantially all of the assets of the Company. The line of credit expires on December 1, 1998. As of December 31, 1997 there was no principal or accrued interest outstanding under the line of credit.

The Company believes that its current cash and short-term investment balances and cash generated from operations and borrowings available under the Company's line of credit will provide adequate working capital to fund the Company's operations at currently anticipated levels through December 31, 1998. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financings. There can be no assurance that such additional financings will be available, if needed, or, if available, will be on terms satisfactory to the Company.

Based on an assessment of the Year 2000 issue, the Company has determined that it will not need to modify or replace significant portions of its software, and therefore, no resources will need to be allocated to this issue.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                 10.34  AXA, Inc. Asset Purchase Agreement

                 27.1   Financial Data Schedule

         (b) Reports on Form 8-K

                 None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 13, 1998

                                          RESEARCH ENGINEERS, INC.


                                          By: /s/ WAYNE BLAIR
                                              -----------------------------
                                              Wayne Blair
                                              Chief Financial Officer, Secretary
                                              and Treasurer (principal financial
                                              and accounting officer)

                                 Exhibit Index
                                 -------------


Exhibit 10.34    AXA, Inc. Asset Purchase Agreement

Exhibit 27.1     Financial Data Schedule