Form 10KSB
period 1998-03-31
RESEARCH ENGINEERS INC
filed 1998-06-29
CIK 1015920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year: $12,346,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 23, 1998 was $11,921,833.

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 5,680,710 on June 23, 1998.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

  Research Engineers, Inc. (the "Company") was incorporated in 1981 and is currently headquartered in Yorba Linda, California. The Company is a leading provider of technically advanced engineering software solutions. The Company's software products provide fully integrated easy-to-use design automation and analysis solutions for use by engineering analysis and design professionals worldwide. The Company's comprehensive line of structural, mechanical, civil and process/piping engineering software products is designed to fully integrate the functions of model generation, analysis, design drafting and data presentation. All of the Company's products utilize a proprietary Windows-based graphics engine, allowing the software to be used with or without third-party Computer Aided Design ("CAD") software. The Company's products assist engineers in performing a myriad of mission-critical engineering tasks, including the analysis and design of industrial, commercial, transportation and utility structures, pipelines, machinery, automotive and aerospace products, and survey, contour and digital terrain modeling. Suggested list prices for most of the Company's products range from approximately $995 to $7,000.

  The Company currently licenses its software products to more than 16,000 customers accounting for over 40,000 software installations and 120,000 concurrent users worldwide. A selected list of the Company's customers include:
Bechtel Corporation, Boston Edison, British Telecom, California Department of Resources, California Institute of Technology, Jet Propulsion Laboratories, Exxon Corporation, Fluor Daniel, Inc., General Dynamics, NASA, Rocketdyne, Siemens AG and Toyo Engineering. The Company's products are sold and supported domestically and internationally through its network of branch offices, subsidiaries and representatives in the United States, the United Kingdom, Germany, Japan, France, Scandinavia, Australia, China, Singapore, India, Indonesia, Korea, Thailand, Malaysia, South Africa, Mexico, Russia, the Middle East and Latin America. The Company's structural and civil engineering products provide eight international language options and local design codes required by its worldwide markets.

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

  Historically, engineering design organizations relied on internally-developed programs or "public-domain" software that was developed by universities for analysis and design tasks. These programs typically ran on expensive mainframes, minicomputers or workstations in highly centralized environments. As a result of the increased availability of powerful desktop personal computers ("PCs") which are capable of accommodating the needs of sophisticated engineering software, engineering professionals have shifted from these expensive customized hardware/software solutions to commercial, PC-based solutions. The Company believes that the shift to powerful PCs has resulted in an increased demand for technically-sophisticated, easy-to-use engineering software products that automate, simplify and integrate analysis and design functions in a cost-effective manner. The following industry dynamics contribute to this increasing demand:

  Increasing regulatory and compliance requirements. In recent years, the engineering design industry has been subject to significant changes in regulatory and compliance requirements resulting from, among other things, natural disasters such as Hurricane Andrew and the Northridge and Loma Prieta, California earthquakes. For example, in many of the structural engineering segments of the industry, all newly constructed structures in a seismic or critical wind load (hurricane/tornado) zone are required to comply with certain mandatory design requirements irrespective of their size and complexity. In addition, with the widespread adoption of increased quality assurance standards such as ISO 9000, even simple consumer products, such as toys, are now subject to strict quality and safety standards which require computerized stress test analyses on such products. All of these regulatory requirements have significantly increased the demand for highly accurate, cost-effective engineering analysis and design automation software.

  Increased use of engineering analysis and design software by small and medium-sized design/manufacturing firms. Although the engineering design industry was among the first industries to use sophisticated computer hardware and software, a significant number of small and medium-sized design/manufacturing companies could not fully utilize these products due to the costs involved. For example, prior to the availability of PC-based solutions, the cost for a typical hardware/software system capable of full-scale solid modeling functionality would start at approximately $70,000. With the advent of moderately priced powerful Pentium-based PCs (with large RAM and storage capabilities), equipped with sophisticated operating systems such as Windows 95 and NT, small and medium-sized design/manufacturing companies can now afford the systems to run technologically advanced engineering software. This decrease in the cost of computing power has allowed small and medium-sized design/manufacturing firms to successfully meet the new regulatory and compliance requirements described above in a cost-efficient manner thereby increasing competition in the engineering design industry.

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

  Growth in international engineering software market. The international engineering software market is growing rapidly due in large part to the worldwide surge in infrastructure-related construction activities. The newly industrialized and emerging growth areas of the world, including Southeast Asia, China, India and the Latin American countries, have embarked on major infrastructure development and construction efforts.

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

  Leveraging Existing Customer Relationships. The Company considers its relationships with existing customers to be an important corporate asset. Currently, the Company has over 16,000 customers, accounting for over 40,000 software installations and 120,000 concurrent users worldwide. The Company continually introduces new products and upgrades to enhance and extend its product line. The Company believes that its direct and frequent contact with its customers provides important market intelligence, which in turn is used to develop new, demand-driven products.

  Maintaining Leadership in Research and Development Activities. The Company believes that it is an industry leader in designing and developing products for the technically-sophisticated segment of the engineering analysis and design industry and in providing products that address the entire spectrum of the engineering design process in an integrated manner. The Company is committed to continually advancing the capability of its products, through the incorporation of advanced technologies. The Company has established research and development facilities in the United States, United Kingdom and India. All of these facilities employ highly-skilled technical personnel. The Company's offshore research and development facility in India is a key competitive advantage, in that it produces substantially more development effort for equivalent dollars spent in the U.S. See "--Product Development."

  Expanding the Company's Marketing, Sales and Product Support Activities. The Company believes that its direct sales approach and extensive use of demonstration materials is the most effective way to market and sell its software products to engineering professionals. This market typically requires a full understanding of product capabilities in making a purchase decision. See "--Sales and Marketing." The Company continues to maintain and enhance its telesales operation, which is used as a closing mechanism for converting leads to sales. The Company has recently undertaken a "web marketing" initiative to generate additional awareness for its products by posting banners on the web pages of professional engineering societies, newsgroups and similar forums on the Internet. The Company's Internet strategy includes providing on-line product demonstrations and on-line use (for a fee) of the Company's products for discrete projects.

  Expanding International Presence. The Company intends to expand its international presence by opening offices or acquiring businesses in those foreign countries that provide the greatest potential for sales. In fiscal 1998, approximately 55% of the Company's revenues were attributable to customers located outside the United States. All of the Company's products support a complete range of international measurement units. The Company's structural and civil engineering products allow customers to choose from eight major international languages and twelve market-specific design codes. The Company intends to continually evaluate whether to create additional foreign language versions of any of its products and/or to include specific international design codes within a particular product based upon, among other things, the Company's experience in particular foreign markets and the specific design approval/validation requirements of the particular foreign market.

  Expanding Through Acquisitions. In addition to the Company's internal product development activities, the Company has expanded, and expects to continue to expand, its product lines, technology and product base through acquisitions complementary to the Company's current operations. In 1990, the Company acquired The Technical Group, a software company that developed CIVILSOFT, which is regarded by many to be the leading engineering and surveying software in the industry today. In 1995, the Company acquired STARDYNE, the first commercially-available finite element analysis software, now regarded by many as an industry standard. In March 1996, the Company acquired ADLPipe, Inc., a software company that provided piping analysis and design solutions since 1975. In December 1996, the Company acquired QSE (Bristol) Limited, a provider of structural analysis and design software that expands the Company's product offerings to the residential and light commercial markets. In March 1997, the Company acquired from Intrasoft, Inc. the rights to STRUCT.etc, a structural engineering software product consisting of 88 small stand-alone software modules that are currently in use by thousands of architects and engineers. In October 1997, the Company acquired the animation technology assets of AXA Corporation, a private company formerly developing animation technology for the entertainment industry. This animation technology will be integrated into the Company's next generation engineering software. The Company believes that additional opportunities exist to expand its product lines by acquiring businesses, products and technologies that complement those of the Company.

Products

  The Company's engineering analysis and design software product lines include its core structural engineering line and its emerging civil, mechanical and process/piping lines. All of the Company's current products use the Company's proprietary Windows-based graphics engine that provides the most modern graphics environment for model development, visualization/verification and drawing generation. These products are also designed for use in conjunction with third-party CAD drafting systems, including AutoCAD and MicroStation. Suggested list prices for most of the Company's products range from approximately $995 to $7,000.

  The following table describes the Company's core software products:


-------------------------------------------------------------------------------------------------------------
 Product
 Category        Product Name                   Function                             Applications
-------------------------------------------------------------------------------------------------------------

Structural       STAAD/Pro        A comprehensive workflow integrated     Engineering/architectural firms,
Engineering                       solution for the structural             consulting engineers, construction
                                  engineering design office.  Includes    companies, building designers,
                                  STAAD Analysis/Design, STARDYNE         industrial plant designers,
                                  Advanced Analysis, structural           offshore/marine engineering,
                                  component design, finite element        petrochemical industry, power
                                  engineering environment,                industry, manufacturing/ heavy
                                  fabrication/detailing, estimation,      industries, transportation,
                                  CAD and drawing generation.             facilities, government/municipal
                                  Supports US and all major               agencies, etc.
                                  international structural design
                                  codes.

                 STAAD-III        Integrated structural analysis and      Engineering/architectural
                                  design for steel/concrete/timber        consulting firms, construction
                                  codes; static/dynamic/                  companies, government and
                                  non-linear/seismic analysis;            municipal agencies, industrial
                                  incorporates U.S., British, German,     plant design, offshore/marine
                                  Japanese and other international        engineering, equipment
                                  codes.                                  manufacturers, transportation
                                                                          engineering, facilities
                                                                          engineering.

                 STAAD-III        Same as above  Allows users to          Same as above.
                 Online           submit jobs for analysis via modem
                                  on a pay-per-use basis.


                 QSE - Quick      Integrated analysis and design for      For light industrial and
                 Structural       2D/3D frame structures;                 residential applications.
                 Engineering      steel/concrete design per US and        Engineering/architectural
                                  British codes; links to detailing       consulting firms; construction
                                  software.                               companies.

                 FabriCAD         Full-scale structural fabrication       Construction engineering,
                                  drawing/ detailing; construction        fabrication shops, steel
                                  drawing; individual shop drawings;      detailers, mechanical equipment
                                  joint design; interference check;       fabrication.
                                  material estimation; weight
                                  calculation.

                 STRUCT.etc       A comprehensive array of 88             For light industrial and
                 STRUCTural       structural engineering software         residential applications.
                 Engineering      tools ideal for efficient design and    Engineering/architectural
                 Tool Case        analysis of steel, concrete timber      consulting firms; construction
                                  and masonry structures.                 companies.
--------------------------------------------------------------------------------------------------------------------------------
Mechanical       STARDYNE         Finite element analysis of              Aerospace, nuclear, machine tools,
Engineering                       mechanical/structural components;       machinery, manufacturing,
                                  machine and equipment design;           automotive, civil/structural,
                                  static/ dynamic/non-linear/buckling/    offshore/marine, electrical,
                                  transient/random vibration/             chemical, processing,
                                  thermal/fracture/fatigue analysis.      power/energy, mining.

                 VISUAL SOLID     3D solid modeling in design             Same as above.
                                  automation; integrated with finite
                                  element analysis
--------------------------------------------------------------------------------------------------------------------------------
Process/Piping
Engineering      ADLPIPE          Analysis, design and code checking      Power, process, industrial plant
                                  of piping systems; static/dynamic/      design.
                                  seismic/non-linear analysis;
                                  transient/thermal analysis; supports
                                  U.S., British and other
                                  international codes.
--------------------------------------------------------------------------------------------------------------------------------
Civil            CIVILSOFT        Surveying, contouring, roads/highway    Civil engineering consulting
Engineering                       design, site, design, digital,          firms; government/municipal
                                  terrain, modeling, earthwork            agencies; utilities;
                                  calculations, water network design,     transportation; facilities;
                                  sewer/storm drainage systems,           construction companies.
                                  hydraulics/hydrology.
-------------------------------------------------------------------------------------------------------------

  Structural Engineering. The Company's structural engineering products may be used to analyze and design almost any type of structure, including, among others, buildings (residential and commercial), bridges, industrial structures, utility structures, transportation structures and transmission towers. Because of the broad analytic nature of this software, users of the Company's structural engineering product line include a wide range of organizations from Fortune 500 companies to individual consulting engineers. The Company's structural engineering product line primarily consists of STAAD, a stand-alone integrated structural analysis and design software with drafting capabilities. The STAAD user base currently consists of over 6,000 companies worldwide with more than 20,000 installations. Of the top 500 architectural/engineering companies ranked in the April 14, 1997 issue of Engineering News-Record (a McGraw-Hill publication), all of the top ten, 24 of the top 25 and 44 of the top 50 are STAAD users. In Engineering News-Record's most recent bi-annual survey of the structural engineering segment of the architectural engineering and construction market, STAAD was ranked third in terms of usage and likelihood of purchase.
The first and second ranked software were CAD products offered by AutoCAD and Intergraph, neither of which offer structural engineering analysis and design. While most of the users of STAAD are in the structural consulting engineering business, STAAD is also used by construction companies, architects, mechanical constructors/fabricators, government agencies, utilities, petroleum producers, facility development/maintenance groups and the manufacturing industry.

  In November 1997, the Company released STAAD/Pro, its "next-generation" structural engineering software. STAAD/Pro extends the range of STAAD to include the entire structural design process modeling, visualization, verification, analysis, design, detailing and drawing. With its applicability to a broader range of professionals in the engineering and design process, the Company plans to use STAAD/Pro to launch its corporate licensing program during fiscal 1999.

  The Company also offers STAAD Online. This product provides all the functionality of STAAD but is sold to the customer on a pay-per-use basis. A customer is provided a package free-of-charge, which includes the STAAD input generator, post processor software and all the necessary utilities for remote connection. The customer uses the STAAD input generator to create an input file that is transferred to the STAAD Online server, via modem, for processing. Upon completion of analysis, the results are transferred back to the customer's PC. The customer is billed based on the size of the input file. The Company has positioned this product for the smaller engineering firm which may only need to utilize STAAD on a limited basis.

  The Company entered into a workflow integration arrangement with Intergraph, Inc., the industry's leading supplier of drawing and drafting software, whereby the two companies developed program enhancements that allow STAAD to operate from within Intergraph products. These enhancements reinforce the two-way link between the software packages, giving structural engineers seamless access to structural member data and a smoother workflow for modeling structural members. The first version of the integrated software was released in September 1997.

  During fiscal 1997, the Company expanded its structural engineering product line with the addition of two new products: Quick Structural Engineering (QSE) and STRUCTural Engineering Tool Case (STRUCT.etc). QSE consists of a suite of integrated analysis and design modules for frame structures. Additionally, QSE provides the engineer with a detailing mode whereby a structural model can be quickly transferred into a complete two-dimensional or three-dimensional detailed drawing. STRUCT.etc provides customers a comprehensive array of 88 structural engineering software tools ideal for the efficient design and analysis of steel, concrete timber and masonry structures. Both QSE and STRUCT.etc are aimed at the residential and light commercial market segments.

  During fiscal 1998, the Company began distribution of FabriCAD, a 3D structural steel detailing and production system that leads the detailer from model generation to finished detail drawings and output reports. Sharing resources from a vast pool of engineering and graphical software from the Company has allowed FabriCAD to become a powerful alternative to expensive detailing/fabrication software.

  Mechanical Engineering. The Company's mechanical engineering product line was added in 1995 with the acquisition of STARDYNE, a general purpose finite element analysis software. STARDYNE was the world's first commercial finite element analysis software and has been serving the mechanical engineering segment of the industry since 1968. STARDYNE has been enhanced and integrated with other products of the Company and is currently used by more than 2,000 companies worldwide. For example, STARDYNE has been used by: Rockwell, to analyze the Apollo spacecraft command module; Rocketdyne, to analyze rocket engines for the space shuttles; and toy manufacturers, to design and test new products.

  To enhance its mechanical engineering product line, the Company has developed and introduced VISUAL SOLID, a full-scale three-dimensional solid modeling software. VISUAL SOLID assists engineering professionals in developing an entire three-dimensional model on a PC. Based on the Windows, Windows 95 and Windows NT environments, VISUAL SOLID includes a graphics-based, intuitive, easy-to-use interface and full-scale editing facilities. VISUAL SOLID's comprehensive model development facilities include, among other facilities, Boolean operations, shape change operators, parametric editing and part assemblies. In addition, VISUAL SOLID is equipped with its own rendering engine and engineering drawing generation modules. Fully integrated with STARDYNE, VISUAL SOLID allows engineering professionals to automate the entire process of product design, including model development, verification/visualization, engineering calculations and design drawings.

  The Company has also acquired distribution rights to a product called FEMKIT that entered the Company into the finite element modeling market. FEMKIT provides a Windows native finite element engineering environment with interfaces available for several popular third-party software products.

  Process/Piping Engineering. The Company's process/piping engineering product, marketed under the name ADLPIPE, is used in the analysis and design of piping systems to obtain stresses and displacements under pressure, thermal and other static/dynamic loading conditions. The Company acquired this technology from ADLPipe, Inc. in March 1996, and adapted the product to Windows, making it the industry's first Windows native process/piping product. Approximately 2,000 companies currently use ADLPIPE, worldwide. Since its introduction in 1975, ADLPIPE has been used worldwide by more than 20,000 users.

  Civil Engineering. The Company's civil engineering software products, marketed under the name CIVILSOFT, address all aspects of civil engineering, including survey, contour and digital terrain modeling, hydraulics, hydrology and water/sewer network design and analysis. During fiscal 1997, the Company released the first phase of its WINCIVIL product line, which runs independently of expensive third-party CAD products. The Company believes that its civil engineering products comprise one of the industry's most versatile and comprehensive suites of civil engineering software. Over 6,500 companies currently use the Company's civil engineering software products worldwide, with more than 9,000 installations.

  Animation Technology. The Company recently acquired the animation technology assets of AXA Corporation, a private company that developed animation technology for the entertainment industry. The AXA products are currently being distributed as stand-alone products. Eventually, the animation technology will be integrated into the Company's next generation engineering software.

Customers

  Research Engineers currently has over 16,000 customers accounting for over 40,000 software installations and 120,000 concurrent users worldwide. In fiscal 1998, 55% of the Company's revenues were generated from customers outside the United States.

Sales and Marketing

  The Company markets and sells its engineering analysis and design software products through a direct sales approach consisting of three distinct phases. First, the Company uses extensive print advertising, trade show participation and direct mail campaigns to generate sales leads. Second, in response to product inquiries generated through these activities, the Company provides elaborate evaluation/demonstration software packages complete with full user manuals and working programs. Finally, the Company's telesales professionals are used to close the sales. The Company's telesales professionals work in conjunction with the Company's engineers in order to provide complete coverage of business and technical issues in the sales cycle. The Company believes that this type of direct sales approach, using extensive demonstration materials prior to closing a sale, is the best way to market its products to engineering professionals, who typically require a full understanding of product capability in making a purchase decision. The Company also utilizes this type of sales approach in connection with its marketing and sales of product enhancements, upgrades and new products to current customers. The Company continues to maintain and enhance its telesales operation, which is used as a closing mechanism for converting leads to sales. The Company has recently undertaken a "web marketing" initiative to generate additional awareness for its products by posting banners on the web pages of professional engineering societies, newsgroups and similar forums on the Internet. The Company's Internet strategy includes providing on-line product demonstrations and on-line use (for a fee) of the Company's products for discrete projects.

  The Company conducts sales and training seminars worldwide to provide current and potential customers with additional information about its products. During fiscal 1998, the Company focused these efforts in Southeast Asia and conducted seminars in Singapore, Bangkok, Manila, Hong Kong, Kuala Lumpur, Jakarta, Shanghai, Beijing, Shenzhen, Bombay, Delhi, Madras and Calcutta. In addition, the Company conducted a 21-city roadshow in the United States during fiscal 1998 to introduce STAAD/Pro to both existing and potential customers. In fiscal 1999, the Company is scheduled to conduct sales and training seminars in the United States, United Kingdom, Japan, France, Germany, Spain, Scandinavia, Singapore, Malaysia, Thailand, Indonesia, India, China and Mexico. Since 1987, the Company has also organized Annual User Conferences for its customers. These events, which are attended by worldwide users, are intended to serve as a forum for the exchange of ideas and information. The Company has also been successful in placing its products in various colleges and universities, including Harvard University, Massachusetts Institute of Technology and California Institute of Technology, as a means of introducing its products to future generations of professionals.

  The Company sells and supports its products internationally through its extensive international infrastructure, consisting of branch offices, subsidiaries and representatives located worldwide. Currently, the Company has numerous sales representatives and technical support personnel located in the United Kingdom, Germany, Japan, France, Scandinavia, Australia, China, India, Singapore, Indonesia, Korea, Thailand, Malaysia, South Africa, Mexico, Russia, the Middle East and Latin America. Most of the Company's foreign sales representatives and technical support personnel are local nationals. The Company's structural and civil engineering products allow customers to choose from among eight major international languages and twelve local design codes.

Support and Training

  The Company believes that providing its customers with direct support services helps ensure that customers obtain the maximum benefits offered by its products. The Company believes that its support programs also enhance the Company's relationships with customers. Purchasers of the Company's software are typically provided 120 days of product support without charge and a multimedia training CD-ROM. For support after the 120-day period, customers can elect to purchase ongoing support either on a one-year contract basis or on an as-used fee basis. To provide quality technical support worldwide, the Company employs highly qualified engineers and software specialists and maintains product support centers in the United States (Orange County, California and Boston, Massachusetts), United Kingdom, France, Germany, Scandinavia, Singapore, Japan, China, India, Australia, Indonesia, Korea, Thailand, Malaysia, South Africa, Mexico, Russia, the Middle East and Latin America. Many of the Company's support professionals have advanced degrees. In addition, the Company maintains a World Wide Web site on the Internet and provides e-mail technical support to its users. Customers also receive a technical newsletter which is distributed quarterly by the Company and is designed primarily to apprise customers of technological enhancements and new products offered by the Company.

Product Development

  The Company offers a broad range of products that are designed to keep pace with technological and regulatory developments in the marketplace and address the increasingly sophisticated needs of its customers. The Company continually focuses on expanding its existing product line offerings with acquired, upgraded and new products. The Company specifically seeks opportunities to expand its product offerings through acquisitions. All of the Company's acquired products are incorporated into the Company's product lines with the goal of providing seamless data transfer and functional integration. Product development activities include, among others, adding new engineering analysis capabilities, implementing new design codes, enhancing existing engineering databases, developing new ease-of-use features, enhancing user interfaces, implementing emerging technologies, exploiting new hardware capabilities and platform developments, and providing improved interfaces with related third-party products.

  The Company's product development group includes experts in structural engineering, mechanical engineering, civil engineering, piping/process engineering, advanced mathematical techniques, numerical methods, computer graphics and operating system technology. The Company has established research and development facilities in the United States, United Kingdom and India. The Company's overseas offices contribute significantly to the development and maintenance of local engineering design codes that are offered in certain of the Company's products. The Company's offshore research and development facility in India is used to develop certain core technologies that require significant man-hours. Due to the availability of skilled technical personnel at a fraction of the cost for comparable personnel in the United States, this offshore research and development facility affords the Company the opportunity to obtain substantially more development effort for equivalent dollars spent in the United States. The Company believes that the use of its offshore research and development facility provides a significant competitive advantage. In addition, the Company works closely with leading universities in computer-aided engineering, including the Massachusetts Institute of Technology and the University of Pennsylvania. The Company has sponsored research projects and procured technologies from a number of prominent universities including Vanderbilt University and Worcester Polytechnic.

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

  During fiscal years 1998 and 1997, the Company spent $2.1 million and $1.6 million, respectively, on product research and development activities. These amounts represented 17.1% and 14.9%, respectively, of net revenues in each of those years.

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

  Mathematical Models. The mathematical model in an engineering analysis includes the geometry of the system, physical properties of the components and external influences such as loads. The model of an engineering system such as an industrial building, machine component or pipeline may involve hundreds or thousands of algebraic equations that may be linear or non-linear depending upon the nature of the problem. The Company's products are comprehensive in their analysis and modeling capabilities. For example, STARDYNE offers a wide range of analysis options that include static, dynamic, second order, transient, harmonic, thermal, buckling, time history, response/shock spectra, fatigue and fracture analysis. Similarly, STAAD's comprehensive loading facilities include static, dynamic, seismic, second order, moving loads, wind loads, thermal loads and loads due to movement of supports. The models are based on the fundamental laws of physics and mechanics, including static and dynamic equilibrium. In addition, the user is allowed extensive control on the analysis and design process through user specifiable parameters.

  Engineering Databases. The Company's products are equipped with databases containing engineering properties of all relevant commonly used materials and structural sections. For example, STARDYNE's material library contains data for 28 different linear and non-linear materials that can be used in a wide range of industries including aerospace, automotive, power, machinery, energy, mining, marine and manufacturing. STAAD's steel section databank contains properties of structural sections from ten different countries throughout the world. The user can specify the required data from the engineering databases which saves significant modeling time and ensures accuracy. In applicable situations, the user is allowed to create and save data for customized use.

  Numerical Algorithms. Engineering analysis models require sophisticated underlying technology to solve large systems of linear/nonlinear algebraic and differential equations. Solving these equations accurately and in a time and cost efficient manner is key to the success of any analysis project. The Company believes that its technology for solving these equations provides it with a competitive advantage. A major focus of the Company's research and development activities is the maximization of the computer's memory and storage resources for numerical solution of equations. All of the Company's products have benefited from proprietary research and development conducted in the fields of numerical solutions, data compression/storage and disk caching technologies. The solution technology in STARDYNE has been developed and perfected over a period of almost thirty years since the product was first introduced in 1968. Similarly, the solution techniques used in STAAD, ADLPIPE and CIVILSOFT have been tested and proven in real life engineering projects for more than ten years in each case.

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

  Graphical User Environment. STAAD, QSE, FabriCAD, STRUCT.etc, STARDYNE, CIVILSOFT, ADLPIPE and VISUAL SOLID are equipped with powerful and user-friendly graphical user environments based on the principles of "concurrent engineering." With implementation of modern graphics, CAD and database technologies, the graphical user environment provides visual model generation, verification, animation and extensive plotting/printing facilities. The Company believes that the visual approach implemented in its software allows the engineer to be significantly more productive and efficient.

  Operating Systems and Hardware Platforms. The Company supports its products on a wide range of hardware platforms and operating systems. STAAD, STARDYNE and ADLPIPE are supported on PCs and UNIX-based workstations including Sun Microsystems, Hewlett Packard, Digital Equipment Corporation, Silicon Graphics, IBM, RISC and Intergraph, while QSE, FabriCAD, STRUCT.etc and VISUAL SOLID are supported on PCs only. All of the Company's products are available in single user, network-based and client-server modes. The Company believes that engineers performing computer-aided engineering analysis prefer operating systems similar to Microsoft Windows. The Company has released new versions of its products for use on Windows 95 and Windows NT, which are 32 bit operating systems designed for network servers, high-end personal computers and workstations. The Company believes that the enhanced speed, memory management capabilities and multitasking operation of the Windows 95 and Windows NT operating systems make them the best choice for the Company's technology-driven software products. The Company's current research and development efforts are focused on developing enhanced versions of its current products to take full advantage of the Windows 95, Windows NT and emerging 32-bit operating systems.

Competition

  The engineering software industry is intensely competitive and rapidly changing. A number of companies offer products that target the same markets as the Company. Some of the Company's competitors and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company.

  The principal bases for competition in this industry include product functionality, product reliability, price/performance characteristics, ease of product use, availability of products on popular computer platforms, ability to accurately model complex projects, end-user support and documentation, ability to keep pace with technological advances, corporate reputation and financial stability. The Company believes that its high caliber development effort, demonstrated understanding of the needs of the engineering design industry, ability to attract and retain customers, capability to develop, acquire and implement emerging technologies, ability to provide technical support and demonstrated capability to provide attractive price points for its products represent significant competitive advantages.

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

  The Company believes that it competes favorably in the engineering design and analysis market based upon the combination of technical power and ease-of-use of its software products, its integrated product line and its ability to provide local customer support on a direct basis. In order to maintain its market leadership and competitive position, the Company's intent is to continue (i) to develop its solution technologies, (ii) to further integrate emerging technologies (such as 3D solid modeling), (iii) to enhance the scope of product applications, (iv) to focus on emerging hardware/software platforms (such as Windows 95, Windows NT and other 32-bit operating systems) and (v) to improve upon the ease-of-use of its software products.

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

Intellectual Property and Proprietary Rights

  The Company relies primarily on a combination of contract, copyright, trademark and trade secret laws, license and confidentiality agreements and software security measures to protect its proprietary technology. The Company distributes its products under "shrink-wrap" software license agreements, which grant end-users licenses to (rather than ownership of) the Company's products and which contain various provisions intended to protect the Company's ownership and confidentiality of the underlying technology. In addition, the Company's software is distributed with a third-party "hardware lock" to ensure copyright protection. The Company also requires all of its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. In addition, the Company periodically reviews its proprietary technology for patentability, although the Company does not have any current patents with the exception of two patents acquired as part of the AXA asset purchase. Despite these precautions, the Company believes that existing laws provide limited protection for the Company's technology and that it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where the Company distributes products, particularly in foreign countries where the laws generally offer no protection or less protection than those of the United States. Moreover, "shrink-wrap" licenses, which are not signed by the end-user, may be unenforceable in certain jurisdictions.

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

  STAAD, QSE, FabriCAD, STRUCT.etc, CIVILSOFT, ADLPIPE, and VISUAL SOLID are trademarks of the Company. STARDYNE(R) is a registered trademark of the Company.

Employees

  As of March 31, 1998, the Company had 102 employees, of which 98 were full-time employees, including 37 in product development and related support services, 24 in sales and marketing and 37 in finance and administration. 41 of the Company's full-time employees were located in the United States and 57 were located internationally.

ITEM 2.  DESCRIPTION OF PROPERTY.

  The Company's corporate headquarters are located in Yorba Linda, California, in a company-owned facility consisting of approximately 41,000 square feet of office and warehouse space. In March 1997, the Company borrowed $1,800,000 from Union Bank of California. These borrowings are secured by the Company's corporate headquarters in Yorba Linda, California. The loan is payable in equal monthly installments of principal plus interest at 2.25% over the LIBOR Base Rate (8.06% at March 31, 1998) with a balloon payment due at maturity in April 2007. The current principal balance at March 31, 1998 was $1,765,000.

  The Company recently completed construction of a 22,000 square foot research and development facility in Calcutta, India. In addition, the Company leases office space in various other locations domestically and internationally where its operations are located. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

  The Company is not presently involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the quarter ended March 31, 1998, no matters were submitted for vote to the Company's common stockholders.


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

  As of June 23, 1998, there were approximately 27 holders of record of the Company's Common Stock. Within the holders of record of the Company's Common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

  The Company has reinvested earnings in the business and has never paid any dividends to holders of the Company's Common Stock. The declaration and payment of dividends are at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

  The high and low closing sales prices of a share of the Company's Common Stock, as reported by The Nasdaq National Market, for each quarter of fiscal 1998 and for the third and fourth quarters of fiscal 1997 and the second quarter of fiscal 1997 (covering the period from July 26, 1996 through September 30,
1996), the only quarters in fiscal 1997 in which the Company's shares of Common Stock were publicly traded, are as follows:


                                               Fiscal 1998                Fiscal 1997
                                           -------------------        -------------------
                                              Low       High             Low       High
                                           -------------------        -------------------
1st Quarter (April 1 - June 30)               $2.63      $4.13            n/a         n/a
2nd Quarter (July 1 - September 30)            3.00       4.25          $5.19       $8.50
3rd Quarter (October 1 - December 31)          2.63       4.00           2.75        8.25
4th Quarter (January 1 - March 31)             2.50       6.13           2.75        3.88

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

  Research Engineers, Inc. is a leading provider of technically-sophisticated stand-alone and network-based engineering software products that provide fully-integrated easy-to-use design automation and analysis solutions for use by engineering analysis and design professionals worldwide. The Company's comprehensive line of Windows-based engineering software products includes STAAD, the Company's structural analysis and design software, as well as mechanical, civil and process/piping engineering products. The Company's software products assist engineers in performing a myriad of mission-critical engineering tasks, including the analysis and design of industrial, commercial, transportation and utility structures, pipelines, machinery, automotive and aerospace products, and survey, contour and digital terrain modeling.

  From inception to 1985, STAAD-III was offered primarily through time-sharing services. The Company began marketing its products directly to users in 1985 in connection with the Company's release of the first PC-version of STAAD-III. During 1986, the Company began its international expansion with the establishment of a United Kingdom affiliate. An additional affiliate was established in India during the same year in conjunction with the establishment of the Company's offshore research and development facility. The Company acquired both of these commonly-controlled affiliates in fiscal 1996. In November 1995, the Company acquired its German distributor, EGIS GmbH, and established its German subsidiary, Research Engineers GmbH. The Company currently has branch offices, subsidiaries, distributors and representatives in the United States, United Kingdom, Germany, Japan, France, Scandinavia, Australia, China, Singapore, India, Indonesia, Korea, Thailand, Malaysia, South Africa, Mexico, Russia, and the Middle East and Latin America.

  In June 1995, the Company acquired the rights to the STARDYNE software product. This acquisition enabled the Company to expand into the mechanical engineering software market. In September 1995, the Company acquired the assets and business of Das Consulting, Inc., a Massachusetts-based sales, marketing and support organization. This acquisition enabled the Company to expand its sales and support services, by establishing a branch office of the Company on the East Coast. In March 1996, the Company acquired all of the assets and assumed the business of ADLPipe, Inc., a Massachusetts-based developer of process/piping engineering software. The acquisition of this business enabled the Company to add a complimentary product line to its existing structural, mechanical and civil engineering software product lines. In addition, in fiscal 1997 the Company purchased all of the outstanding stock of QSE (Bristol) Limited, a structural engineering software manufacturer and marketer, and acquired rights to STRUCT etc. from Intrasoft, Inc. QSE's structural engineering product and STRUCT etc. further extended the Company's core product line by addressing the lower-end residential and light commercial/industrial construction market segment. In October 1997, the Company acquired the animation technology assets of AXA Corporation, a private company that developed animation technology for the entertainment industry. This animation technology will be integrated into the Company's next generation mechanical engineering software.

  On July 26, 1996, the Company consummated its initial public offering ("IPO") of 1,300,000 shares of its common stock at $5.00 per share (1,495,000 shares after exercise of the underwriters over-allotment option on September 3, 1996). The net proceeds of the offering (including exercise of the underwriters over-allotment option), after deducting underwriter's commissions and offering costs were approximately $6,469,000. A portion of the proceeds was used to repay debt, to acquire QSE (Bristol) Limited, to fund research and development and to support the Company's continued expansion.

  The Company derives its revenues principally from sales of its engineering software products and, to a lesser extent, from sales of software maintenance contracts relating to its products. Software product revenues are recognized upon shipment. Product maintenance revenues are amortized over the length of the maintenance contract, which is usually twelve months. Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact during fiscal 1999. As the Company continues to expand its international operations, its exposure to gains and losses on foreign currency transactions continues to increase. The Company plans to consider limiting such exposure by the purchase of forward exchange contracts and/or hedging all material foreign currency-denominated receivables by specific hedge contracts.

Results of Operations

  The following table sets forth, for the periods indicated, certain statement of income data expressed as a percentage of net revenues.


                                                    Year Ended March 31,
                                                    --------------------
                                                      1998        1997
                                                    --------    --------
   Net revenues                                        100.0 %     100.0 %
   Cost of revenues                                      6.5 %       7.8 %
                                                    --------    --------

   Gross profit                                         93.5 %      92.2 %
                                                    --------     --------

   Selling, general and administrative expenses         72.3 %      66.6 %
   Research and development expenses                    17.1 %      14.9 %
   In-process research and development expenses          3.6 %       6.5 %
                                                    --------     -------

   Operating income                                      0.5 %       4.2 %

   Interest income                                       0.4 %       0.4 %
   Other income                                          0.4 %       0.6 %
                                                    --------     -------

   Income before income taxes                            1.3 %       5.2 %

   Provision for income taxes                            0.6 %       3.2 %
                                                    --------     -------
   Net income                                            0.7 %       2.0 %
                                                    --------     -------


  Net Revenues. Net revenues for the fiscal year ended March 31, 1998 increased by $1,323,000 (12%) to $12,346,000, as compared to $11,023,000 for the fiscal year ended March 31, 1997. The Company's total revenues consist of software product sales and software maintenance and support. As a percentage of total revenues, software product revenues represented 85.9% for the fiscal year ended March 31, 1998 down 0.9% from 86.8% for the fiscal year ended March 31, 1997. The Company's product maintenance revenues increased by $281,000 (19%) to $1,736,000, as compared to $1,455,000 for the fiscal year ended March 31, 1997, primarily due to the Company's larger worldwide installed product base.

  The increase in net revenues was primarily attributable to (i) the Company's introduction of STAAD/Pro, a comprehensive structural design office solution that began shipment during the third quarter of fiscal 1998, (ii) the Company's acquisition of the AXA product line and (iii) continued market acceptance of the 32-bit Windows 95 and Windows NT versions of the Company's software products. Most of this growth occurred over the first three quarters of fiscal 1998, with a 26.5% increase in net revenues during that nine-month period, driven by growth in Europe and Southeast Asia. During fiscal 1998, however, Southeast Asia experienced a significant decline due to the economic conditions in the area, the effect of which the Company began to experience in the fourth quarter of fiscal 1998, and as a result, sales in that market for the entire year were less than in fiscal 1997. While North American revenues during fiscal 1998 increased by a modest 10.7%, North American revenues for the fourth quarter of fiscal 1998 were up 33.4% from the same period in fiscal 1997, which was primarily the result of the introduction of STAAD/Pro. International net revenues as a percentage of total net revenues were 55% for both the fiscal years ended March 31, 1998 and 1997.

  The Company's domestic revenues and sales to foreign customers originated in the U.S. are denominated in U.S. Dollars. However, revenues and expenses for the Company's foreign subsidiaries and sales offices are usually recorded in the applicable foreign currency and translated with any applicable foreign exchange adjustments. There were no foreign exchange gains or losses which were material to the Company's financial results during the fiscal years ended March 31, 1998 and 1997.

  Gross profit. Gross profit increased as a percentage of net revenues by 1.3% to 93.5% for the fiscal year ended March 31, 1998 as compared to 92.2% for the fiscal year ended March 31, 1997. This increase was attributable to the increase in sales volume combined with a slight decrease in cost of revenues. Costs of goods sold are not normally significant as a percentage of net revenues due to the nature of the Company's products.

  Selling, general and administrative expense. Selling, general and administrative expense increased by $1,582,000 (22%) to $8,929,000 in the fiscal year ended March 31, 1998 as compared to $7,347,000 for the fiscal year ended March 31, 1997, and increased as a percentage of net revenues from 66.7% to 72.3%. Selling expenses increased as a result of the higher commissions associated with higher net revenues in the oversees markets and expanded worldwide sales operations. In order to increase revenues and quickly gain market acceptance in the Asia-Pacific markets, the Company has had to offer substantial financial incentives in the form of commissions to various foreign-based dealers, a trend that the Company expects to continue into the near future. See "--Outlook." General and administrative expenses increased primarily due to the addition of personnel and expenses as a result of the QSE acquisition which occurred at the end of fiscal 1997, the amortization of goodwill related to the QSE acquisition, professional fees and expenses associated with being a public company, costs incurred to obtain certification of the Company's software in Japan, and a $315,000 increase in the allowance for doubtful accounts. Fiscal 1998 reflects a full year of expenses related to QSE versus only one quarter in fiscal 1997. The increase in the allowance for doubtful accounts is in response to delayed payment for product shipped to key Asian markets. Payment from the Company's customers in these markets has been hampered by difficulty in obtaining favorable foreign exchange resulting in approximately $927,000 in past due receivables from Asian customers at March 31, 1998. The Company expects these receivables to be collected during fiscal 1999 net of the allowance for doubtful accounts which was increased by $315,000 during fiscal 1998.

  Research and development expense. Research and development expense increased by $476,000 (29%) to $2,115,000 for the fiscal year ended March 31, 1998 as compared to $1,639,000 for the fiscal year ended March 31, 1997, and increased as a percentage of net revenues to 17.1% from 14.9%. Research and development expenses consist primarily of software developers' wages. The increase was primarily attributable to an increase in the number of software developers in the United Kingdom as a result of the QSE acquisition, and in the United States and India as a result of bringing the Company's STAAD/Pro product to market.

  In-process research and development. The in-process research and development expense of $450,000 and $715,000 for the fiscal years ended March 31, 1998 and 1997, respectively, relates to the acquisition of the animation software assets of AXA Corporation during October 1997 and the acquisition of QSE (Bristol) Limited during December 1996. Included in the assets acquired were costs of $450,000 and $715,000 related to AXA and QSE, respectively, of in-process research and development. In the opinion of management, the technological feasibility of the acquired development had not yet been established and the technology had no future alternative uses at the time of the acquisition, and accordingly, these amounts were expensed in the periods of acquisition.

  Other income. Net interest income increased by $6,000 to $49,000 in the fiscal year ended March 31, 1998 as compared to $43,000 for the fiscal year ended March 31, 1997. The slight increase in interest income was a result of the repayment of portions of the Company's debt following the acquisition of QSE, and the resulting decrease in interest expense.

  Income taxes. Income tax expense decreased by $279,000 to $69,000 in the fiscal year ended March 31, 1998 as compared to $348,000 for the fiscal year ended March 31, 1997.

Liquidity and Capital Resources

  The Company currently finances its operations (including capital expenditures) primarily through cash flows from operations as well as its cash and short-term investment balances.

  The Company's principal sources of liquidity at March 31, 1998 consisted of $1,340,000 of cash, $1,626,000 of short-term investments and approximately $500,000 available under a line of credit with Union Bank of California. The Company's short-term investments consist of $99,000 of United States government agency securities, classified as held-to-maturity and $1,527,000 of common stock marketable equity securities, certificates of deposit and mutual funds, classified as available-for-sale.

  The decrease in total cash and investments during the fiscal year ended March 31, 1998 was primarily attributable to the purchase of certain assets of AXA, the repurchase of 26,290 shares of the Company's Common Stock in accordance with Amendment No. 1 to the Agreement and Plan of Reorganization between the Company and ADLPipe, Inc., and the purchase of $918,000 in capital assets, primarily consisting of the building in India and additional computer equipment for this new facility. Additional factors contributing to the decrease in cash and investments were increases in accounts receivable and other assets, decreases in accrued expenses and bank debt, offset by an increase in deferred maintenance revenue.

  The Company has a $500,000 line of credit with Union Bank of California. The line of credit bears interest at the prime rate, is collateralized by substantially all of the assets of the Company and expires on December 1, 1998. As of March 31, 1998, there were no amounts of principal or accrued interest outstanding relating to this line of credit. The Company plans to negotiate a renewal to the line of credit; however, there can be no assurances that these negotiations will be successful.

  In March 1997, the Company borrowed $1,800,000 from Union Bank of California. These borrowings are secured by the Company's corporate headquarters in Yorba Linda, California. The loan is payable in equal monthly installments of principal plus interest at 2.25% over the LIBOR Base Rate (8.06% at March 31, 1998) with a balloon payment due at maturity in April 2007.

  During fiscal 1998, the Company experienced a decrease in Southeast Asia revenues as a result of a downturn in economic conditions in key Asian markets. Payment from the Company's customers in these markets has been hampered by difficulty in obtaining favorable foreign exchange resulting in approximately $927,000 in past-due receivables at March 31, 1998. The Company expects these receivables to be collected during fiscal 1999 net of the allowance for doubtful accounts which was increased by $315,000 during fiscal 1998.

  The Company believes that its current cash and cash equivalents, short-term investment balances, cash generated from operations and availability under the Company's line of credit will provide adequate working capital to fund the Company's operations at currently anticipated levels through at least March 31, 1999. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financings. There can be no assurance that such additional financings will be available, if needed, or, if available, will be on terms satisfactory to the Company.

Outlook

  Certain statements contained in this "Outlook" are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from these statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, uncertainties regarding market acceptance of new products, and product enhancements, delays in the introduction of new products, and risks associated with managing the Company's growth.

  The Company's operating results have fluctuated in the past and may fluctuate significantly in the future. Future results could be impacted by factors such as customer order delays, a slower growth rate in the market, increased competition or adverse changes in general economic conditions in any of the countries in which the Company does business. While no single customer accounted for more than 10% of revenues, the loss of a major distributor or a reduction in orders from a major distributor could have a significant impact on the results of operations in any particular quarter.

  A significant portion of the Company's revenue is from international markets, particularly the Asia-Pacific Market. The Company anticipates that sales to customers outside the U.S. will continue to account for a significant portion of its total revenues in the foreseeable future. As a result, the Company's financial results could be impacted by weakened general economic conditions, such as the recent condition in Southeast Asia as discussed above, differing technological advances or preferences, volatile foreign exchange rates and government trade restrictions in any country in which the Company does business. The Company has been able to bill most of its international customers in U.S. currency, significantly limiting the foreign exchange risk. However, there can be no assurance that the Company will be able to continue this practice as sales to international customers grow.

  The Company has increasingly relied on distributors and representatives to market its products, particularly in the Asia-Pacific Market. The Company's revenue in any particular quarter may be negatively impacted by a lower than anticipated performance of any significant distributor or representative, or the distributor or representative's inability to sell-through product previously purchased. The Company does not offer a right of return to distributors or representatives. The Company does, however, provide extended payment terms (up to 90 days) and commissions to these distributors and representatives. Commissions range from 20% to 70% of gross sales. These commissions are recorded at the time of sale and are reflected in selling expenses in the consolidated statements of income. Sales in other regions (North America and Europe) are generally made without commissions. The dollar amount of commissions has increased throughout fiscal 1998 as sales to distributors and representatives have increased. The Company is in the process of assessing the costs and benefits of continuing to offer these commissions and is evaluating means whereby the amounts can be reduced. Means by which commissions may be reduced include, but are not limited to, opening additional foreign sales offices, establishing new foreign subsidiaries and renegotiating current commission amounts with foreign distributors and representatives. The Company may, however, find it necessary in the future to continue to provide commissions at current levels or possibly increase them in order to expand international sales, which could negatively impact operating income.

  The Company's success is dependent on its ability to continue to develop, enhance and market new products to meet its customers' sophisticated needs in a timely manner and which are consistent with current technological developments. In an attempt to meet the needs of a broader range of professionals in the engineering and design process, the Company plans to use STAAD/Pro to launch its corporate licensing program during fiscal 1999, the success of which is dependent on the timing of the program's introduction and its acceptance within the market. The Company's success also depends in part on its ability to attract and retain technical and other key employees who are in great demand, to protect the intellectual property rights of its products and to continue key relationships with third-party developers. The CAD and Computer Aided Engineering ("CAE") software industry is highly competitive. The entire industry may experience pricing and margin pressure which as a result could adversely affect the Company's operating results and financial position. In addition, certain of the Company's expenses are based, in part, on its future revenue expectations. The Company continues to increase its operating expense levels to meet the growing customer demand for the Company's products and services. If revenue is below expectations, operating results could be adversely and materially affected. Net income may be disproportionately affected by an unexpected reduction in revenue because certain expenses are generally committed in advance.

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

  The trading price of the Company's stock, like other software and technology stocks, is subject to significant volatility due to factors impacting the overall market which are unrelated to the Company's performance. The historical results of operations and financial position of the Company are not necessarily indicative of future financial performance. If revenues or earnings fail to meet securities analysts' expectations, there could be an immediate and significantly adverse impact on the trading price of the Company's common stock.

  The Company has not experienced a material adverse impact of such risks or uncertainties, with the exception of those discussed above. No assurance can be given that these risks and uncertainties will not affect the Company's future results of operations or its financial position.

Impact of Year 2000

  Many existing software programs use only two digits to identify the year in the date field. If such programs are not corrected, date data concerning the Year 2000 could cause many computer applications to fail, lock-up or generate erroneous results.

  The Company is in the process of identifying and assessing its mission-critical systems related to the Year 2000 and will commit the resources necessary to resolve any potential Year 2000 issues. Although the Company is addressing such issues in what it considers to be sufficient time prior to century rollover, there can be no assurance that there will be no interruption of operations or other limitations of system functionality, or that the Company will not incur substantial costs to avoid such occurrences. The Company has determined that it will not need to modify or replace significant portions of its software sold to customers, as it does not contain any date-specific material.

  The Company is currently assessing the cost to remediate its Year 2000 issues. Although the actual cost to remediate these issues is not yet fully known, based upon information to date, it is expected that the remediation will not have a material impact on the Company's financial condition or operating results.

Impact of Recently Issued Accounting Standards

  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in fiscal 1999 will have no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's investments and the foreign currency translation adjustments, which currently are reported in stockholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. The Company will adopt SFAS No. 130 in the first quarter of fiscal 1999.

  In December 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires the Company to disclose certain information about reportable operating segments in complete sets of financial statements. The Company will adopt SFAS No. 131 in fiscal 1999, the impact of which is not expected to be material to the Company's financial statements.

  In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supercedes SOP 91-1. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. The Company will adopt SOP 97-2 in the first quarter of fiscal 1999, the impact of which is not expected to be material to the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements

1.  Independent Auditors' Report                                              20

2.  Consolidated Financial Statements

     Consolidated Balance Sheet as of March 31, 1998                          21

     Consolidated Statements of Income for the years ended
     March 31, 1998 and 1997                                                  22

     Consolidated Statements of Stockholders' Equity for the years ended
     March 31, 1998 and 1997                                                  23

     Consolidated Statements of Cash Flows for the years ended
     March 31, 1998 and 1997                                                  24

     Notes to Consolidated Financial Statements                               26

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Research Engineers, Inc.:

We have audited the consolidated financial statements of Research Engineers, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Engineers, Inc. and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

                          /s/ KPMG PEAT MARWICK LLP


Orange County, California
May 13, 1998

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 March 31, 1998

               (In thousands, except share and per share amounts)


                                Assets
Current assets:
 Cash and cash equivalents                                        $   1,340
 Short-term investments                                               1,626
 Accounts receivable (net of allowance for doubtful accounts
  of $354)                                                            2,228
 Deferred income taxes                                                  611
 Notes and related party loans receivable                               107
 Prepaid expenses and other current assets                              400
                                                                  ---------

      Total current assets                                            6,312

Property, plant and equipment, net                                    3,088
Goodwill (net of accumulated amortization of $492)                    1,096
Other assets                                                            954
                                                                  ---------
                                                                  $  11,450
                                                                  =========

                Liabilities and Stockholders' Equity

Current liabilities:
 Current portion of long-term bank debt                           $     122
 Accounts payable                                                       344
 Accrued expenses                                                       492
 Income taxes payable                                                   434
 Deferred maintenance revenue                                         1,026
 Other                                                                   33
                                                                  ---------
      Total current liabilities                                       2,451

Long-term bank debt                                                   1,789
Deferred income taxes                                                    72
                                                                  ---------
      Total liabilities                                               4,312
                                                                  ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01.  Authorized 5,000,000 shares;
   issued and outstanding none                                            -
  Common stock, par value $.01.  Authorized 20,000,000 shares;
   issued and  outstanding 5,677,710 shares                              57
  Additional paid-in capital                                          6,593
  Retained earnings                                                     639
  Unrealized loss on investments                                         (2)
  Foreign currency translation adjustment                              (149)
                                                                  ---------
      Total stockholders' equity                                      7,138

                                                                  $  11,450
                                                                  =========

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

                      Years ended March 31, 1998 and 1997

               (In thousands, except share and per share amounts)


                                                           1998           1997
                                                       ----------      ---------
Net revenues:
 Product sales                                         $   10,610      $   9,568
 Maintenance and support                                    1,736          1,455
                                                       ----------      ---------
      Total net revenues                                   12,346         11,023
Cost of revenues                                              799            857
                                                       ----------      ---------
      Gross profit                                         11,547         10,166
                                                       ----------      ---------
Operating expenses:
 Selling, general and administrative                        8,929          7,347
 Research and development                                   2,115          1,639
 In-process research and development                          450            715
                                                       ----------      ---------
      Total operating expenses                             11,494          9,701
                                                       ----------      ---------
      Operating income                                         53            465
                                                       ----------      ---------
Other income:
 Interest, net                                                 49             43
 Other                                                         55             62
                                                       ----------      ---------
      Total other income                                      104            105
                                                       ----------      ---------
Income before income taxes                                    157            570
Income tax expense                                             69            348
                                                       ----------      ---------
      Net income                                       $       88      $     222
                                                       ==========      =========

Net income per common share:
  Basic                                                $     0.02      $    0.04
                                                       ==========      =========
  Diluted                                              $     0.02      $    0.04
                                                       ==========      =========
Common shares used in computing net income per
 common share:
  Basic                                                 5,695,457      5,200,411
                                                       ==========      =========
  Diluted                                               5,784,740      5,314,814
                                                       ==========      =========

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                      Years ended March 31, 1998 and 1997

                      (In thousands, except share amounts)


                                    Common Stock                                                              Foreign
                                -----------------------         Additional                    Unrealized      currency
                                Number of         Par             paid-in       Retained    gain/(loss) on   translation
                                 shares          value            capital       earnings    on investments   adjustment     Total
                                ---------        -----          ----------      ---------   --------------   -----------    ------
Balance, March 31, 1996         4,206,000        $  42          $     331       $     329       $    -       $   (21)       $  681
Foreign currency translation            -            -                  -               -            -            98            98
Issuance of common stock        1,495,000           15              6,454               -            -             -         6,469
Unrealized gain on investments          -            -                  -               -            6             -             6
Net income                              -            -                  -             222            -             -           222
                                ---------        -----          ----------      ---------       ------       -------        ------

Balance, March 31, 1997         5,701,000           57              6,785             551            6            77         7,476
Foreign currency translation            -            -                  -               -            -          (226)         (226)
Repurchase of common  stock       (26,290)           -               (200)              -            -             -          (200)
Exercise of stock options           3,000            -                  8               -            -             -             8
Unrealized loss on investments          -            -                  -               -           (8)            -            (8)
Net income                              -            -                  -              88            -             -            88
                                ---------        -----          ----------      ---------       ------       -------        ------

Balance, March 31, 1998         5,677,710        $  57          $   6,593       $     639       $   (2)      $  (149)       $7,138
                                =========        =====          =========       =========       ======       =======        ======

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                      Years ended March 31, 1998 and 1997

                                 (In thousands)


                                                                                     1998           1997
                                                                                   ---------     ---------
Cash flows from operating activities:
 Net income                                                                           $   88       $   222
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    In-process research and development                                                  450           715
    Depreciation and amortization                                                      1,076           728
    Changes in operating assets and liabilities, (net of acquisitions):
     Accounts receivable                                                                 (90)         (974)
     Deferred income tax asset                                                          (278)            8
     Notes and related party loans receivable                                            (44)          (23)
     Prepaid expenses and other current assets                                            68          (300)
     Other assets                                                                       (783)         (311)
     Accounts payable                                                                     37          (166)
     Deferred maintenance revenue                                                        239           101
     Income taxes payable                                                                165            35
     Accrued expenses                                                                    (86)           31
     Other current liabilities                                                           (24)         (106)
     Other long-term liabilities                                                          --          (126)
                                                                                   ---------     ---------

          Net cash provided by (used in) operating activities                            818          (166)
                                                                                   ---------     ---------

Cash flows from investing activities:
 Purchase of property, plant and equipment                                              (918)         (621)
 Purchase of short-term investments                                                   (3,544)       (3,386)
 Sale/maturity of short-term investments                                               3,611         1,691
 Proceeds from repayment of related party note receivable                                 --            48
 Payments to acquire companies, net of cash acquired                                    (550)       (1,536)
                                                                                   ---------     ---------

          Net cash used in investing activities                                       (1,401)       (3,804)
                                                                                   ---------     ---------

Cash flows from financing activities:
 Proceeds from issuance of bank debt                                                      21         1,979
 Repayment of bank debt                                                                 (259)       (1,960)
 Repayment of stockholder loans                                                           --          (565)
 Common stock issuance                                                                     8         6,469
 Common stock repurchase                                                                (200)           --
                                                                                   ---------     ---------

          Net cash (used in) provided by financing activities                           (430)        5,923
                                                                                   ---------     ---------

 Effect of exchange rate changes on cash and cash equivalents                           (226)           98
          (Decrease)/increase in cash and cash equivalents                            (1,239)        2,051

Cash and cash equivalents, beginning of year                                           2,579           528
                                                                                   ---------     ---------
Cash and cash equivalents, end of year                                             $   1,340     $   2,579
                                                                                   =========     =========

                                  (Continued)

                  RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                                                         1998          1997
                                                        ------        ------
Supplemental cash flow information:
 Amounts paid for:
   Interest                                             $  154        $  169
   Income taxes                                            137           432

Non-cash transactions:
 Unrealized (loss)/gain on investments                  $   (8)       $    6

 Payments to acquire companies, net of cash acquired:
   Assets acquired                                         100         1,245
   Liabilities assumed                                      --          (424)
   Purchased research and development                      450           715
                                                        ------        ------

                                                        $  550        $1,536
                                                        ======        ======

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies


    Organization


    Research Engineers, Inc. (the "Company") was incorporated in New Jersey in 1981 and is currently headquartered in Yorba Linda, California. The Company develops and markets structural, mechanical, civil and process/piping engineering software products worldwide.

    The Company entered into a merger agreement, dated April 26, 1996 with Research Engineers, Inc., a Delaware corporation, and a wholly-owned subsidiary of the Company ("Surviving Company"). On the effective date of the merger, each share of Research Engineers, Inc. common stock issued and outstanding was converted into 4.42148552 shares, $.01 par value common stock of the Surviving Company. In conjunction, the Surviving Company authorized a total of 20,000,000 shares of common stock and 5,000,000 shares of preferred stock, both at $.01 par value. All share and per share amounts in the accompanying consolidated financial statements have been restated to give retroactive effect to the stock split.


    Principles of Consolidation


    The consolidated financial statements include the accounts of Research Engineers, Inc. and its wholly-owned subsidiaries. All significant transactions among the consolidated entities have been eliminated upon consolidation.


    Fair Value of Financial Instruments


    Statement of Financial Accounting Standard ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At March 31, 1998, management believes that the carrying amounts of cash and cash equivalents, short-term investments, receivable and payable amounts, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its bank debt approximates its fair value as the interest rate approximates a rate that the Company could obtain under similar terms at the balance sheet date.


    Revenue Recognition


    Revenue from software sales is recognized upon shipment provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. The Company's sales do not provide a specific right of return, and actual returns have been insignificant. At the time of sale, the Company typically provides 120-day initial maintenance and support to the customer. Costs relating to this initial 120-day support period, which include primarily telephone support, are not considered material. After the initial support period, customers can choose to purchase ongoing maintenance contracts that include telephone, e-mail and other support, and the right to purchase upgrades at a discounted price. Revenue from these maintenance contracts is deferred and amortized using the straight-line method over the life of the contract, usually twelve months.


    In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supercedes SOP 91-1. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES based on relative fair values of each element. The Company will adopt SOP 97-2 in the first quarter of fiscal 1999, the impact of which is not expected to be material to the financial statements.


    Foreign Currency Translation


    The financial position and results of operations of the Company's foreign subsidiaries are translated using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each year-end. Statement of income accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in income and are not material for fiscal 1998 and 1997.


    Software Development Costs and Purchased Technology


    The Company capitalizes costs related to the development of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Included in other assets are capitalized costs of approximately $944,000 as of March 31, 1998. Approximately $366,000 of this amount represents the cost of software developed by third parties on behalf of the Company. The remaining $578,000 represents purchased technology. Additions to capitalized software during fiscal 1998 and 1997 were $625,000 and $413,000, respectively, and accumulated amortization on capitalized software as of March 31, 1998 and 1997 was $275,000 and $126,000,
    respectively.

    Capitalized software development costs and purchased technology are amortized using the straight-line method over three to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to operations was approximately $213,000 and $39,000 for the years ended March 31, 1998 and 1997, respectively.


    Cash and Cash Equivalents


    The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be considered cash equivalents.


    Short-Term Investments


    The Company's short-term investments consist of United States government agency securities, classified as held-to-maturity, and common stock marketable equity securities, certificates of deposit and mutual funds, classified as available-for-sale. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investments classified as available-for-sale have been recorded at fair value and investments classified as held-to-maturity are reported at amortized cost. Unrealized gains or losses on investments classified as available-for-sale as of March 31, 1998 have been recorded as a separate component of stockholders' equity; there were no material unrealized holding gains or losses on investments classified as held-to-maturity as of March 31, 1998. All realized gains and losses are computed on the specific identification basis.

    Income Taxes

    The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.


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


    Net Income per Share and Pro-Forma Net Income per Share

    In December 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share ("EPS"). SFAS No. 128 replaced the calculation of primary and fully diluted EPS with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of common stock equivalents, such as options and warrants. Diluted EPS is very similar to the previously reported fully diluted EPS. All EPS amounts for all periods have been restated to conform to the SFAS No. 128 requirements (see Note 12).


    Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:


                     Buildings                         39 years
                     Leasehold improvements             5 years
                     Computer equipment                 5 years
                     Computer software                  3 years
                     Office equipment and furniture   5-7 years


   Long-Lived Assets

   Long-lived assets to be held and used and goodwill are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable through cash flows. If the Company determines that the carrying value of a given asset is deemed not to be recoverable, the asset will be adjusted to its fair market value.


   Goodwill

   The Company amortizes costs in excess of the fair value of net assets of businesses acquired using the straight-line method over the estimated useful lives of the businesses acquired, usually a period of five years. Goodwill amortization was $307,000 and $167,000 for the years ended March 31, 1998 and 1997, respectively.


   Stock-Based Compensation

   Prior to April 1, 1996, the Company accounted for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES entities to apply the provisions of APB Opinion No. 25 and provide pro-forma net income and pro-forma net income per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro-forma disclosure provisions of SFAS No. 123.


     Reclassifications

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.


(2)  Acquisitions


     The Company effected one acquisition in each of the fiscal years 1998 and 1997. These acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired assets and assumed liabilities have been included with those of the Company subsequent to effective dates of the respective acquisitions. All assets acquired and liabilities assumed were recorded at their estimated fair market values at the date of acquisition in the consolidated balance sheet.


     AXA Corporation


     On October 3, 1997, the Company purchased certain assets of AXA Corporation ("AXA"), a software developer and marketer. The purchase price of the acquired assets was a cash payment of $550,000. On the date of acquisition, the Company determined that no alternative future use existed for the research and development in progress acquired and charged $450,000 to operations.


     The purchase price allocation for the acquisition of certain assets of AXA is summarized as follows (in thousands):



                                                       AXA
                                                   ------------
           Property and equipment                   $         3
           Goodwill                                          97
           In-process research
            and development                                 450
                                                    -----------
                                                    $       550
                                                    ===========



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

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

   The purchase price allocation for the acquisition of QSE (Bristol) Limited is summarized as follows (in thousands):



                                                      QSE
                                                   ---------
Current assets, including cash of $54               $    278
Property and equipment                                    44
Goodwill                                                 977
In-process research
 and development                                         715
Current liabilities                                     (334)
Non-current liabilities                                  (90)
                                                    --------
                                                    $  1,590
                                                    ========



(3)  Short-Term Investments


     The Company's fixed maturity short-term investments that are classified as held-to-maturity at March 31, 1998 consist entirely of debt securities issued by the United States or its agencies and are recorded at an amortized cost of approximately $99,000, which also approximates fair value. There were no material unrealized holding gains or losses at March 31, 1998.

     The Company's investments that are classified as available-for-sale at March 31, 1998 are recorded at an aggregate fair value of $1,527,000 and consisted primarily of common stock marketable equity securities, certificates of deposit and mutual funds. The net unrealized holding losses at March 31, 1998 were approximately $2,000 and have been accounted for as a separate component of stockholders' equity.


(4)  Property, Plant and Equipment


     Property, plant and equipment, at cost, as of March 31, 1998 consists of the following (in thousands):


             Land                                           $      539
             Building                                            1,985
             Office and computer equipment, software
             and furniture                                       1,454
                                                            ----------
                                                                 3,978

             Accumulated depreciation                             (890)
                                                            ----------

             Net property, plant and equipment              $    3,088
                                                            ==========

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

(5)  Line of Credit and Bank Debt


     Long-term bank debt consists of the following at March 31, 1998 (in thousands):


Mortgage payable to bank, monthly payments of principal plus interest at 2.25% over the
 LIBOR Base Rate (8.06% at March 31, 1998) through maturity of April 2007, secured by
 real estate owned by the Company                                                            $ 1,765

Loan payable to bank, monthly payments of principal plus interest at 0.5% over the bank's prime rate (9.00% at March 31, 1998) through maturity of April 2000, secured by certain
 computer equipment owned by the Company                                                         125


Other                                                                                             21
                                                                                             -------
     Total                                                                                     1,911

     Less current portion                                                                        122
                                                                                             -------

                                                                                             $ 1,789
                                                                                             =======


   On December 1, 1997, the Company obtained a $500,000 line of credit from a bank expiring on December 1, 1998. There were no amounts outstanding at March 31, 1998. The credit facility bears interest at the bank's prime rate (8.5% at March 31, 1998) and is collateralized by all assets of the Company.

   The line of credit contains certain restrictive covenants, all of which have been complied with at March 31, 1998.

   The long-term bank debt matures in each of the following years ending March 31 (in thousands):


              1999                                    $   122
              2000                                        104
              2001                                         52
              2002                                         52
              2003                                         56
              Thereafter                                1,525
                                                      -------

                                                      $ 1,911
                                                      =======



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

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

     Stock Repurchase

     On December 16, 1997, in accordance with Amendment No. 1 to the Agreement and Plan of Reorganization dated March 8, 1996 between the Company and ADLPipe, Inc., the Company repurchased 26,290 shares of common stock for $200,000.

     Stock Option Plans

     In April 1996, the Company adopted the Research Engineers, Inc. 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the granting of Incentive Stock Options (ISOs) or Non-Qualified Stock Options (NQOs) of up to 294,000 shares of the Company's common stock. These options will generally vest over 3 years, though the vesting periods vary from person to person. The options are exercisable subject to continued employment and other conditions. The 1996 Plan will terminate in April 2006. As of March 31, 1998, there were 41,900 options available for grant under the 1996 Plan and 78,833 were exercisable.

     In November 1996, the Board of Directors approved the repricing of 247,750 of the Company's stock options granted under the 1996 Plan which had exercise prices higher than the then market price of the Company's common stock. The options were repriced from $5.00 to $2.75.

     The following is a summary of stock option activity related to the 1996 Plan (number of shares in thousands):



                                                            Weighted
                                                             average
                                         Number             exercise
                                        of shares             price
                                     ------------       --------------
Outstanding at April 1, 1996                   -               $    -
Granted                                       292                 2.75
Forfeited                                     (19)                2.75
Outstanding at April 1, 1997                  273                 2.75
Granted                                        16                 3.00
Exercised                                      (3)                2.75
Forfeited                                     (34)                2.75
                                           ------              -------
Outstanding at March 31, 1998                 252                 2.76
                                           ======              =======


   In February 1997, the Company adopted the Research Engineers, Inc. 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the granting of Incentive Stock Options (ISOs) or Non-Qualified Stock Options (NQOs) of up to 300,000 shares of the Company's common stock. These options will generally vest over 3 years, though the vesting periods vary from person to person.
   The options are exercisable subject to continued employment and other conditions. The 1997 Plan will terminate in February 2007. As of March 31, 1998, there were 84,400 options available for grant under the 1997 Plan and 17,667 were exercisable.

   The following is a summary of stock option activity related to the 1997 Plan (number of shares in thousands):



                                                                    Weighted
                                                                    average
                                                 Number             exercise
                                                of shares            price
                                             ------------           --------
Outstanding at April 1, 1996                           -             $    -
Granted                                                53               2.75
Forfeited                                              -                  -
Outstanding at April 1, 1997                           53               2.75
Granted                                               185               2.96
Forfeited                                             (22)              2.92
                                                   ------
Outstanding at March 31, 1998                         216               2.90
                                                   ======            =======

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

   During fiscal 1998, the Company granted 20,000 stock options outside of the above described plans. These options vest at the rate of 2,500 options per quarter with an exercise price of $2.81.

   As discussed in Note 1, the Company accounts for its stock options based on the intrinsic value of a grant as of the date of the grant in accordance with APB No. 25. Accordingly, no compensation expense has been recognized in 1998 or 1997 for options granted. Had compensation cost been recognized in accordance with the fair value provisions of SFAS No. 123, pro-forma and assumption information would have been as follows for the fiscal years ended March 31,:



                                                       1998              1997
                                                     ---------        ---------
Net income -- as reported                            $  88,000        $ 222,000
Net (loss)/income -- pro-forma                        (143,000)          72,000
                                                     =========        =========
Basic net income per share -- as reported                 0.02             0.04
Basic net (loss)/income per share -- pro-forma           (0.03)            0.01
Diluted net income per share -- as reported               0.02             0.04
Diluted net (loss)/income per share -- pro-forma         (0.02)            0.01
                                                     =========        =========
Weighted average fair value of options granted       $    2.91        $    1.34
                                                     =========        =========
Black-Scholes option pricing model assumptions:
  Dividend yield                                            --               --
  Expected volatility                                       48%              48%
  Risk-free interest rate                                 5.57%            5.50%
  Expected option lives (in years)                           5                5


     At March 31, 1998, the range of exercise prices and the weighted average remaining contractual life of outstanding options were $2.75 - $3.00 and
     8.64 years, respectively.


(7)  Related Party Transactions


     In July 1991, the Company loaned $25,000 to a stockholder, officer and director, with principal and accrued interest originally due in December 1996. The note's maturity date was extended to March 1999. Interest accrues at the rate of 1% per annum. The note is included in notes and related party loans receivable on the consolidated balance sheet.

     In October 1996, the Company loaned $37,500 to a stockholder, with principal and accrued interest originally due in October 1997. The note's maturity date was extended to March 1999. Interest accrues at the rate of 8% per annum. The stockholder has pledged his common stock in the Company as collateral for this note. The note is included in notes and related party loans receivable on the consolidated balance sheet.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

(8)  Retirement Plan

     The Company has adopted a qualified cash or deferred 401(k) retirement savings plan. The plan covers all employees who have attained age 21. The Company makes matching contributions to this plan based on 100% of the employees' elective contributions up to a maximum of 6% of compensation. For the years ended March 31, 1998 and 1997, Company contributions in the amount of $81,000 and $74,000, respectively, were paid to the plan.

(9)  Commitments

     The Company leases certain facilities and equipment under noncancelable operating leases. The facility leases include options to extend the lease terms and provisions for payment of property taxes, insurance and maintenance expenses.

     At March 31, 1998, future minimum annual rental commitments under these lease obligations were as follows (in thousands):



           Year ending March 31:
             1999                          $  395
             2000                             348
             2001                             322
             2002                             275
             2003                             264
             Thereafter                       432
                                           ------
                                           $2,036
                                           ======


     Rent expense was $350,000 and $315,000 for the years ended March 31, 1998 and 1997, respectively.

     The Company leases space to third parties in a Company-owned building under operating leases. Certain leases contain renewal options and provide for reimbursement of certain operating expenses. The tenant that represented the significant portion of rental income did not renew their lease which expired in October 1997. Rental income for the year ended March 31, 1998 and 1997, included in other income in the accompanying consolidated statements of income, was $71,000 and $99,000, respectively.

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

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

(10) Income Taxes

     The components of income (loss) before income taxes are as follows for the year ended March 31, (in thousands):

                                            1998                   1997
                                       ---------------        ---------------

           The Americas                $        (1,406)       $          (506)
           Foreign                               1,563                  1,076
                                       ---------------        ---------------

               Total                   $           157        $           570
                                       ===============        ===============

     The provision for income taxes is comprised of the following for the year ended March 31, (in thousands):

                                            1998                   1997
                                       ---------------        ---------------
           Current:
              Federal                  $            --        $           144
              State                                 70                     51
              Foreign                              288                    145
                                       ---------------        ---------------
                                                   358                    340
           Deferred:
              Federal                             (216)                    16
              State                                (71)                   (14)
              Foreign                               (2)                     6
                                       ---------------        ---------------
                                                  (289)                     8
                                       ---------------        ---------------

                 Total                 $            69        $           348
                                       ===============        ===============

     The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before taxes as follows (in thousands):


                                             Year ended March 31,
                                            -----------------------
                                             1998             1997
                                            ------           ------
   Income tax at statutory rate             $   53           $  194
   State taxes, net of federal benefits         --               24
   Research and development credits             --              (30)
   Foreign income tax rate differential         36              (25)
   In-process research and development          --              243
   Provision to return adjustment              (16)             (85)
   Other                                        (4)              27
                                            ------           ------
     Total                                  $   69           $  348
                                            ======           ======

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

   The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences at March 31, 1998 are as follows (in thousands):

Deferred tax assets:
 Cash to accrual adjustment               $   186
 State taxes                                   24
 Accrued vacation                              30
 Allowance for doubtful accounts              119
 Amortization of goodwill                     244
 Foreign tax credit carryforward                6
 Other                                          2
                                          -------
      Total deferred tax assets               611
                                          -------
Deferred tax liabilities:
 Depreciation                                 (68)
 Other                                         (4)
                                          -------
      Total deferred tax liabilities          (72)
                                          -------
      Net deferred tax asset              $   539
                                          =======


   In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of March 31, 1998, the Company had not provided a valuation allowance to reduce the net deferred tax assets due to the Company's expectation of future taxable income against which the deferred tax asset may be utilized.

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

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

(11) Foreign Operations

     The Company's operations are based worldwide through foreign subsidiaries and branch offices in Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:


                                            For the year ended March 31
                                      -------------------------------------
                                        1998                         1997
                                      --------                     --------
                                                  (in thousands)
             Net revenue
The Americas                          $  5,527                     $  4,992
Europe                                   3,553                        2,608
Asia-Pacific                             3,266                        3,423

     Total net revenue                $ 12,346                     $ 11,023
                                      ========                     ========

      Operating income/(loss)
The Americas                          $ (1,029)                    $    103
Europe                                     382                           83
Asia-Pacific                             1,150                          994
In-process research and development       (450)                        (715)
                                      --------                     --------
     Total operating income           $     53                     $    465
                                      ========                     ========

        Identifiable Assets
The Americas                          $  7,178                     $  8,995
Europe                                   2,120                        1,802
Asia-Pacific                             2,152                          882
                                      --------                     --------
     Total identifiable assets        $ 11,450                     $ 11,679
                                      ========                     ========

            Export Sales
The Americas                          $  3,489                     $  2,872
                                      ========                     ========

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

(12) Earnings Per Share

     The following table illustrates the computation of basic and diluted net income per share for the years ended March 31, (in thousands):

                                                     1998           1997
                                                   -------        -------
     Numerator:
     Numerator for basic and diluted net income
      per share -- net income                      $    88        $   222
                                                   =======        =======

     Denominator:
     Denominator for basic net income per share--
      average number of common shares
      outstanding during the year                    5,695          5,200

     Incremental common shares attributable to
      exercise of outstanding options                   90            115
                                                   -------        -------
     Denominator for diluted net income per
      share                                          5,785          5,315
                                                   =======        =======
     Basic net income per share                    $  0.02        $  0.04
                                                   =======        =======
     Diluted net income per share                  $  0.02        $  0.04
                                                   =======        =======


     Warrants issued to the underwriters as part of the Company's initial public offering to purchase 130,000 shares of common stock at $6.00 per share were outstanding during fiscal 1998 and 1997 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive (see Note 6).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Key Employees

  The directors, executive officers and key employees of the Company are as follows:


       Name          Age                      Position
       ----          ---                      --------
Amrit K. Das........  51   Chairman of the Board, President, Chief Executive
                           Officer and Director

Jyoti Chatterjee....  42   Executive Vice President, Chief Operating Officer and
                           Director

Wayne Blair.........  58   Chief Financial Officer, Treasurer and Secretary

Clara Young.........  43   Vice President Administration

Dan W. Heil.........  65   Director

Bruce E. Cummings...  49   Director

Santanu Das.........  25   Manager of New Technology and Director

Steve Owen..........  39   Director of European Operations

John Putnam.........  40   Manager of Marketing and Advertising

Amrit K. Das is the founder of the Company and has served as its President, Chief Executive Officer and as a Director since its inception in 1981. Mr. Das holds a B.S. in Civil/Structural Engineering from Calcutta University, India and an M.S. in Structural Engineering from the University of South Carolina.

Jyoti Chatterjee has served as the Company's Executive Vice President,
Chief Operating Officer and as a Director since April 1990. Prior to that Mr. Chatterjee served as Chief Consulting Engineer for the Company from 1985 to 1990. Mr. Chatterjee holds a B.S. in Structural Engineering from the Indian Institute of Technology and an M.S. in Structural Engineering from the University of Pennsylvania.

Wayne Blair has served as the Company's Chief Financial Officer, Treasurer and Secretary since September 1997. Prior to that Mr. Blair was the Chief Financial Officer for National Electronics Corporation from 1994 to 1997. From 1992 to 1994, Mr. Blair was the Chief Financial Officer for Satellite Technology (currently STM Wireless, Inc.). Mr. Blair holds a B.S. in Accounting from California State University, Long Beach.

Clara Young has served as Vice President Administration of the Company since December 1987. Prior to that Ms. Young served as program analyst with The Technical Group, Inc. from December 1982 to December 1987. Ms. Young holds a B.S. in Computer Science from California State University, Fullerton.

Dan W. Heil has served as a Director of the Company since 1990. Mr. Heil has been the President and Chief Executive Officer of Willdan Associates, an engineering and planning company, since its founding in 1965. Mr. Heil holds a B.S. in Civil Engineering from Stanford University.

Bruce E. Cummings has served as a Director of the Company since 1996. Mr. Cummings is the Principal of Bruce Cummings Associates, management and marketing consultants. Prior to that, Mr. Cummings was the President and Chief Executive Officer of Portrait Display Labs, Inc., a manufacturer of special purpose computer monitors, which he co-founded, from 1992 to June 1997. From January 1991 to July 1992, Mr. Cummings was Vice President of Corporate Marketing for Macromedia. Mr. Cummings is currently a member of the Advisory Board for Europe

Direct, the European Direct Marketing Conference. Mr. Cummings holds a B.S. in Marketing from California State University at Long Beach.

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

John Putnam has served as the Company's Manager of Marketing and Advertising since 1991. For the six year period prior to that, Mr. Putnam held various marketing and advertising positions with The Technical Group, Inc., including marketing and advertising manager for CIVILSOFT (a division of The Technical Group, Inc.). Mr. Putnam holds a B.A. in political science/public administration from California State Polytechnic University, Pomona, and an M.B.A. from the University of Redlands.

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

  Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended March 31, 1998 and thereafter, or any written representations received by the Company from a director, officer or beneficial owner of more than 10% of the Company's Common Stock ("reporting persons") that no other reports were required, the Company believes that, during the Company's 1998 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with except that each of Amrit Das, the Company's President and Chief Executive Officer, Santanu Das, the Company's Manager of New Technology and Director, and Sormistha Das, a beneficial owner of more than 10% of the Company's Common Stock, inadvertently failed to file on a timely basis a Form 4 with respect to the transfer of shares of Common Stock by Amrit Das to Santanu Das and Sormistha Das on January 16, 1998. On June 29, 1998, each of Amrit Das, Santanu Das and Sormistha Das filed a Form 4 with respect to the transfer of shares of Common Stock on January 16, 1998.


ITEM 10.  EXECUTIVE COMPENSATION.

Executive Compensation

  There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company of the Company's Chief Executive Officer and the other executive officers of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the fiscal years ended March 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                       Long-Term
                                                                                      Compensation
                                                  Annual                              ------------
                                               Compensation                              Awards
                                              ---------------                         ------------
                                                                                       Securities
                                                                  Other Annual         Underlying        All Other
      Name and                         Salary       Bonus        Compensation(1)         Options        Compensation
 Principal Position         Year        ($)          ($)              ($)                  (#)              ($)
--------------------        ----      -------       ------       ---------------       ----------       ------------
Amrit K. Das                1998      260,000          ---           66,071               ---             15,824(2)
  President and Chief       1997      249,200          ---           78,379              25,000           15,824(2)
  Executive Officer         1996      228,000          ---            ---                 ---             15,564(2)

Jyoti Chatterjee            1998      156,000          ---            ---                15,000            9,360(3)
  Executive Vice President  1997      136,560          ---            ---                48,000            8,194(3)
  and Chief Operating       1996       99,840       20,912(4)         ---                 ---              6,340(3)
  Officer

Clara Young                 1998      104,000          ---            ---                 7,500            6,240(3)
  Vice President of         1997       93,920          ---            ---                18,500            5,808(3)
  Administration            1996       74,720        6,528(5)         ---                 ---              4,474(3)

___________
(1) The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.
(2) Represents 401(k) contributions made by the Company as well as $6,324 for each year disclosed of premiums paid by the Company pursuant to a split-dollar life insurance policy established by the Company for the benefit of Mr. Das.
(3) Represents 401(k) contributions made by the Company on behalf of the Named Executive.
(4) Represents a performance bonus of 23,116 shares of restricted Common Stock of the Company, valued at approximately $20,912 (as determined by the Board of Directors of the Company), granted to Mr. Chatterjee in September 1995.
(5) Represents a performance bonus of 7,216 shares of restricted Common Stock of the Company, valued at approximately $6,528 (as determined by the Board of Directors of the Company), granted to Ms. Young in September 1995.


Stock Option Grants in 1998

  The following table sets forth information concerning individual grants of stock options made pursuant to the Company's 1996 Stock Option Plan and 1997 Stock Option Plan during fiscal 1998 to each of the Named Executives. The Company has never granted any stock appreciation rights.


                       OPTION GRANTS IN LAST FISCAL YEAR

                                          Individual Grants
                      -----------------------------------------------------
                      Number of
                      Securities
                      Underlying   Percent of Total   Exercise
                       Options      Options Granted   or Base
                       Granted     to Employees in     Price     Expiration
     Name                (#)         Fiscal Year       ($/Sh)       Date
     ----             ----------   ----------------   --------   ----------
Amrit K. Das.......      ---              ---           ---          ---
Jyoti Chatterjee...    15,000            0.07%         $3.00       5/1/07
Clara Young........     7,500            0.04%         $3.00       5/1/07

Option Exercises and Fiscal Year-End Values

  Shown below is information with respect to the number of shares of the Company's Common Stock acquired upon exercise of options, the value realized therefor, the number of unexercised options at March 31, 1998 and the value of unexercised in-the-money options at March 31, 1998 for the Named Executives in the Summary Compensation Table above. The Named Executives did not hold any stock appreciation rights during fiscal 1998.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                                                              Number of Securities      Value of Unexercised
                                                                             Underlying Unexercised         In-the-Money
                                                                               Options at Fiscal          Options at Fiscal
                                 Shares                                           Year-End(#)               Year-End ($)
                               Acquired on                  Value                 Exercisable/              Exercisable/
         Name                  Exercise(#)               Realized($)             Unexercisable              Unexercisable
----------------------   -----------------------   -----------------------   ----------------------    -----------------------
Amrit K. Das..........             ---                       ---                8,333 / 16,667            21,333 /  42,667
Jyoti Chatterjee......             ---                       ---               16,000 / 47,000            40,960 / 116,570
Clara Young...........             ---                       ---                6,167 / 19,833            15,787 /  48,898


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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth as of June 23, 1998, certain information with respect to (i) each director of the Company, (ii) the Named Executives and (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.

Name and Address           Amount and Nature of Beneficial     Percent of Class
of Beneficial Owner         Ownership of Common Stock (1)      of Common Stock
-------------------         -----------------------------      ---------------
Amrit K. Das (2)(3)(4)             1,286,759                         22.6%

Jyoti Chatterjee (2)(3)(5)           165,312                          2.9%

Clara Young (2)(6)                    30,853                           *

Dan W. Heil (3)(7)                    99,288                          1.7%

Bruce E. Cummings (3)(8)               5,000                           *

Santanu Das (3)(9)                 1,303,783                         22.8%

Sormistha Das                        931,462                         16.4%
1043 Taylor Court
Anaheim Hills, CA 92808

All Directors and Executive        2,890,995                         50.1%
Officers of the Company as
a Group (7 persons) (10)

_______________
* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days after June 23, 1998, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.
(2) Named executive officer of the Company. The address of each executive officer is c/o Research Engineers, Inc., 22700 Savi Ranch Parkway, Yorba Linda, CA.
(3) Director of the Company. The address of each director is c/o Research Engineers, 22700 Savi Ranch Parkway, Yorba Linda, CA.
(4) Includes 1,276,759 shares of Common Stock held by the A. and P. Das Living Trust and 10,000 shares of Common Stock underlying options which are exercisable as of June 23, 1998 or within 60 days after such date. Does not include 931,462 shares of Common Stock held by Mr. Das' daughter, Sormistha Das, or 1,303,783 shares of Common Stock beneficially held by Mr. Das' son, Santanu Das. Mr. Das disclaims beneficial ownership of the shares of Common Stock held by Sormistha Das and Santanu Das.
(5) Includes 32,667 shares of Common Stock underlying options which are exercisable as of June 23, 1998 or within 60 days after such date.
(6) Includes 13,167 shares of Common Stock underlying options which are exercisable as of June 23, 1998 or within 60 days after such date.
(7) Includes 5,000 shares of Common Stock underlying options which are exercisable as of June 23, 1998 or within 60 days after such date.
(8) Represents 5,000 shares of Common Stock underlying options which are exercisable as of June 23, 1998 or within 60 days after such date.
(9) Includes 28,333 shares of Common Stock underlying options which are exercisable as of June 23, 1998 or within 60 days after such date. Mr. Das is the son of Amrit Das, the Company's President and Chief Executive Officer.
(10) Includes 94,167 shares of Common Stock underlying options which are exercisable as of June 23, 1998 or within 60 days after such date.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  On May 1, 1996, Amrit Das transferred, assigned and surrendered to the Company 2,626 ordinary equity shares of Research Engineers Private Limited, a corporation organized and existing under the laws of India ("RE India"), which represents 99.88% of the issued and outstanding shares of RE India. Pending the receipt of permission for the transfer from the Central Government of India, which occurred in January 1997, Mr. Das had assigned all of the rights, privileges and benefits in and to these shares to the Company.

  In July 1996, the Company repaid a loan to Amrit Das, the Company's Chief Executive Officer and President. The terms of the $271,000 loan, which originated in March 1994, were as follows: interest at 9% per annum and payable on March 1, 1999.

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

  In December 1996, the Company repaid the aggregate outstanding principal and accrued interest on a note executed by Wells Fargo Bank, N.A. in May 1994. The note, which had an aggregate principal amount of $140,000 and accrued interest at a variable rate equal to Wells Fargo's money market funds rate plus 3.5% per annum, was collateralized by a blanket security interest with respect to the general assets of the Company and personally guaranteed by Amrit Das and Purabi Das.

  In March 1997, the Company repaid two loans aggregating approximately $147,000 to Santanu K. Das and Sormistha Das, the son and daughter of Amrit Das, both of whom are stockholders of the Company. The original terms of the loans, which originated in March 1994 were as follows: interest at 9% per annum and payable on March 1, 1999.


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

            10.24 Employment Agreement dated May 1, 1996, by and between the Registrant and Jyoti Chatterjee*

            10.25 Employment Agreement dated May 1, 1996, by and between the Registrant and Clara Y. M. Young*

            10.27   Research Engineers, Inc. 1997 Stock Option Plan**

            10.28 Business Loan agreement dated October 15, 1996 between the Company and Union Bank of California N.A.**

            10.29 Security agreement dated October 3, 1996 between the Company and Union Bank of California N.A.**

            10.30 Promissory Note dated October 15, 1996 made to the order of Union Bank of California N.A.**

            10.31 Promissory Note dated March 20, 1997 in the principal amount of $1,800,000 made payable to Union Bank of California N.A.**

            10.32 Promissory Note dated October 15, 1996 in the principal amount of $500,000 made payable to Union Bank of California N.A.**

            10.33 Amendment No. 1, dated December 20, 1996, to Agreement and Plan of Reorganization, by and among the Registrant ADLPipe, Inc., a Massachusetts corporation, Chiin-Kun Hou and Peter
                    E. Lewis**

            10.34   AXA, Inc. Asset Purchase Agreement***

            23      Consent of Independent Auditors

            27.1    Financial Data Schedule


     (b) Reports on Form 8-K

            None
----------------------
* Filed as an exhibit to Registrant's Registration Statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA).

** Filed as an exhibit to Registrant's Form 10-KSB for the fiscal year ended March 31, 1997 and filed with Securities and Exchange Commission on June 30, 1997, or amendment thereto filed on August 19, 1997.

*** Filed as an exhibit to Registrant's Form 10-QSB for the quarterly period ended December 31, 1997 and filed with the Securities and Exchange Commission on February 13, 1998.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           RESEARCH ENGINEERS, INC
Dated: June 29, 1998
                                           By: /s/ AMRIT K. DAS
                                           -------------------------------------
                                           Amrit K. Das, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          Name                                           Title                              Date
----------------------------------           -------------------------------           --------------
/s/ AMRIT K. DAS                             Chairman of the Board,                    June 29, 1998
----------------------------------           President, Chief Executive
Amrit K. Das                                 Officer and Director
                                             (principal executive officer)

/s/ JYOTI CHATTERJEE                         Executive Vice President,                 June 29, 1998
----------------------------------           Chief Operating Officer and
Jyoti Chatterjee                             Director

/s/ WAYNE BLAIR                              Secretary and Chief Financial             June 29, 1998
----------------------------------           Officer (principal financial
Wayne Blair                                  and accounting officer)

/s/ SANTANU DAS                              Director                                  June 29, 1998
----------------------------------
Santanu Das

/s/ DAN W. HEIL                              Director                                  June 29, 1998
----------------------------------
Dan W. Heil

/s/ BRUCE CUMMINGS                           Director                                  June 29, 1998
----------------------------------
Bruce Cummings

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                              Description
-----------                              -----------

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

 10.24 Employment Agreement dated May 1, 1996, by and between the Registrant and Jyoti Chatterjee*

 10.25 Employment Agreement dated May 1, 1996, by and between the Registrant and Clara Y. M. Young*

 10.27         Research Engineers, Inc. 1997 Stock Option Plan**

 10.28 Business Loan agreement dated October 15, 1996 between the Company and Union Bank of California N.A.**

 10.29 Security agreement dated October 3, 1996 between the Company and Union Bank of California N.A.**

 10.30 Promissory Note dated October 15, 1996 made to the order of Union Bank of California N.A.**

 10.31 Promissory Note dated March 20, 1997 in the principal amount of $1,800,000 made payable to Union Bank of California N.A.**

 10.32 Promissory Note dated October 15, 1996 in the principal amount of $500,000 made payable to Union Bank of California N.A.**

 10.33 Amendment No. 1, dated December 20, 1996, to Agreement and Plan of Reorganization, by and among the Registrant ADLPipe, Inc., a Massachusetts corporation, Chiin-Kun Hou and Peter E. Lewis**

 10.34         AXA, Inc. Asset Purchase Agreement***

 23            Consent of Independent Auditors

 27.1          Financial Data Schedule
----------------
* Filed as an exhibit to Registrant's Registration Statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA).
** Filed as an exhibit to Registrant's Form 10-KSB for the fiscal year ended March 31, 1997 and filed with Securities and Exchange Commission on June 30, 1997, or amendment thereto filed on August 19, 1997.
*** Filed as an exhibit to Registrant's Form 10-QSB for the quarterly period ended December 31, 1997 and filed with the Securities and Exchange Commission on February 13, 1998.