Form 10QSB
period 1998-06-30
RESEARCH ENGINEERS INC
filed 1998-08-14
CIK 1015920

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998



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


The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 5,680,710 on July 27, 1998.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                                  (Unaudited)
               (In thousands, except share and per share amounts)

                                   Assets
Current assets:
 Cash and cash equivalents                                              $ 1,069
 Short-term investments                                                   1,620
 Accounts receivable (net of allowance for doubtful accounts of $343)     1,835
 Deferred income taxes                                                      688
 Notes and related party loans receivable                                   150
 Prepaid expenses and other current assets                                  440
                                                                        -------

      Total current assets                                                5,802

Property, plant and equipment, net                                        3,182
Goodwill (net of accumulated amortization of $572)                        1,016
Other assets                                                                900
                                                                        -------

                                                                        $10,900
                                                                        =======

                      Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long-term bank debt                                 $   127
 Accounts payable                                                           278
 Accrued expenses                                                           439
 Income taxes payable                                                       378
 Deferred maintenance revenue                                               894
 Other                                                                       30
                                                                        -------

      Total current liabilities                                           2,146

Long-term bank debt                                                       1,817
Deferred income taxes                                                        72
                                                                        -------

      Total liabilities                                                   4,035
                                                                        -------

Stockholders' equity:
 Preferred stock, par value $.01.  Authorized 5,000,000 shares; issued
  and outstanding none                                                        -
 Common stock, par value $.01.  Authorized 20,000,000 shares; issued
  and outstanding 5,680,710 shares                                           57
 Additional paid-in capital                                               6,602
 Retained earnings                                                          515
 Accumulated other comprehensive income                                    (309)
                                                                        -------

      Total stockholders' equity                                          6,865
                                                                        -------
                                                                        $10,900
                                                                        =======

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (In thousands, except share and per share amounts)

                                        Three Months       Three Months
                                            Ended              Ended
                                        June 30, 1998      June 30, 1997
                                        -------------      -------------
Net revenues:
 Product sales                              $   1,652          $   2,369
 Maintenance and support                          454                426
                                            ---------          ---------

      Total net revenues                        2,106              2,795

Cost of revenues                                  248                242
                                            ---------          ---------

      Gross profit                              1,858              2,553
                                            ---------          ---------

Operating expenses:
 Selling, general and administrative            1,411              2,128
 Research and development                         615                450
                                            ---------          ---------

      Total operating expenses                  2,026              2,578
                                            ---------          ---------

      Operating loss                             (168)               (25)
                                            ---------          ---------

Other (income)/expense:
 Interest, net                                     15                (19)
 Other                                            (16)               (17)
                                            ---------          ---------

      Total other income                           (1)               (36)
                                            ---------          ---------

(Loss)/income before income taxes                (167)                11

Income tax benefit                                (43)                (5)
                                            ---------          ---------

      Net (loss)/income                     $    (124)         $      16
                                            =========          =========

Net (loss)/income per common share:
         Basic                              $   (0.02)         $    0.00
                                            =========          =========
         Diluted                            $   (0.02)         $    0.00
                                            =========          =========

Common shares used in computing net
 (loss)/income per common share:
         Basic                              5,679,710          5,701,000
                                            =========          =========
         Diluted                            5,679,710          5,756,885
                                            =========          =========


See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                               Three Months         Three Months
                                                                                   Ended                Ended
                                                                               June 30, 1998        June 30, 1997
                                                                               -------------        -------------
Cash flows from operating activities:
 Net (loss)/income                                                                    $ (124)             $    16
 Adjustments to reconcile net (loss)/income to net cash used in operating activities:
    Depreciation and amortization                                                        235                  178
    Deferred income taxes                                                                (77)                 (56)
    Gain on investments                                                                  (21)                  (1)
    Changes in operating assets and liabilities:
     Accounts receivable                                                                 367                  100
     Notes and related party loans receivable                                            (44)                  (1)
     Prepaid expenses and other current assets                                           (45)                  23
     Other assets                                                                        (51)                (407)
     Accounts payable, accrued expenses and other current liabilities                   (121)                (185)
     Deferred maintenance revenue                                                       (131)                 146
     Income taxes payable                                                                (41)                 (23)
     Other long-term liabilities                                                           -                   (9)
                                                                                      ------              -------

          Net cash used in operating activities                                          (53)                (219)
                                                                                      ------              -------

Cash flows from investing activities:
 Purchase of property, plant and equipment                                              (209)                 (90)
 Purchase of short-term investments                                                     (365)              (2,933)
 Sale of short-term investments                                                          349                1,383
                                                                                      ------              -------

          Net cash used in investing activities                                         (225)              (1,640)
                                                                                      ------              -------

Cash flows from financing activities:
 Proceeds from bank debt                                                                  58                    -
 Repayment of bank debt                                                                  (25)                 (24)
 Common stock issuance from exercise of options                                            8                    -
                                                                                      ------              -------

          Net cash provided (used in) by financing activities                             41                  (24)
                                                                                      ------              -------

 Effect of exchange rate changes on cash and cash equivalents                            (34)                 (26)
                                                                                      ------              -------

          Decrease in cash and cash equivalents                                         (271)              (1,909)


Cash and cash equivalents, beginning of period                                         1,340                2,579
                                                                                      ------              -------

Cash and cash equivalents, end of period                                              $1,069              $   670
                                                                                      ======              =======

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)


1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Research Engineers, Inc. (the "Company") and its wholly-owned subsidiaries. These consolidated financial statements have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended June 30, 1998 and 1997, the financial position at June 30, 1998, and the cash flows for the three months ended June 30, 1998 and 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ended March 31, 1999.


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


4.  SOFTWARE REVENUE RECOGNITION


    In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supercedes SOP 91-1. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. The Company adopted SOP 97-2 in the first quarter of fiscal 1999, the implementation of which resulted in no material changes to the Company's previous practice.


5.  COMPREHENSIVE INCOME


    As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's reported net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The prior year Consolidated Statement of Stockholders' Equity will be reclassified at year-end fiscal 1999 to conform to the requirements of SFAS No. 130. During the first quarter of fiscal 1999 and 1998, total comprehensive (loss)/income was ($282,000) and $3,000, respectively.

6.  NET (LOSS)/INCOME PER SHARE


    In December 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share ("EPS"). SFAS No. 128 replaced the calculation of primary and fully diluted EPS with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of common stock equivalents, such as options and warrants. Diluted EPS is very similar to the previously reported fully diluted EPS. All EPS amounts for all periods have been restated to conform to the SFAS No. 128 requirements.

    The following table illustrates the computation of basic and diluted net income/(loss) per share (in thousands):

                                                                     Three Months        Three Months
                                                                        Ended               Ended
                                                                    June 30, 1998       June 30, 1997
                                                                    -------------       -------------
Numerator:
Numerator for basic and diluted net (loss)/income per share
 net (loss)/income                                                      $ (124)              $   16
                                                                        ======               ======
Denominator:
Denominator for basic net (loss)/income per share - average
 number of common shares outstanding during the period                   5,680                5,701
Incremental common shares attributable to exercise of
 outstanding options                                                         -                   56
                                                                        ------               ------
Denominator for diluted net (loss)/income per share                      5,680                5,757
                                                                        ======               ======

Basic net (loss)/income per share                                       $(0.02)              $ 0.00
                                                                        ======               ======
Diluted net (loss)/income per share                                     $(0.02)              $ 0.00
                                                                        ======               ======


    The computation of diluted loss per share for the three-month period ended June 30, 1998 excluded the effect of 248,000 incremental common shares attributable to the exercise of outstanding common stock options because their effect was antidilutive.

    Warrants issued to the underwriters as part of the Company's initial public offering to purchase 130,000 shares of common stock at $6.00 per share were outstanding during the three months ended June 30, 1998 and 1997 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Research Engineers, Inc. (the "Company") is a leading provider of technically sophisticated stand-alone and network-based engineering software products that provide fully-integrated easy-to-use design automation and analysis solutions for use by engineering analysis and design professionals worldwide. The Company's comprehensive line of Windows-based engineering software products includes STAAD-III, the Company's flagship structural analysis and design software; STAAD/Pro, the first comprehensive structural design office solution; as well as mechanical, civil and process/piping engineering products. The Company's software products assist engineers in performing a myriad of mission-critical engineering tasks, including analysis and design of industrial, commercial, transportation and utility structures, pipelines, machinery, automotive and aerospace products, and survey, contour and digital terrain modeling.

The following discussion and analysis addresses the results of the Company's operations for the three months ended June 30, 1998, as compared to the Company's results of operations for the three months ended June 30, 1997.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Net revenues - Net revenues for the quarter ended June 30, 1998 decreased by $689,000 (25%) to $2,106,000, as compared to $2,795,000 for the quarter ended
June 30, 1997. This decrease in net revenues was primarily attributable to the decline in economic conditions in Southeast Asia that started during the latter part of fiscal 1998. Revenues to Southeast Asia during the first quarter of fiscal 1998 represented 31% of the company's total revenues, compared to only 9% during the first quarter of fiscal 1999.

Revenues are derived primarily from sales of the Company's engineering software products and, to a lesser extent, from sales of software maintenance contracts relating to its products. Software product revenues are recognized upon shipment. In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, issued in 1997, which supercedes SOP 91-1, product maintenance revenues are amortized over the length of the maintenance contract, which is usually twelve months. The implementation of SOP 97-2 did not result in any material changes from the Company's previous practice.

International net revenues as a percentage of total revenues for the quarter ended June 30, 1998 decreased to 42%, down from 61% for the quarter ended June 30, 1997. The decrease in international revenues for the period was primarily the result of the decline in economic conditions in Southeast Asia that started during the latter part of fiscal 1998. The Company expects this trend to continue into the next several quarters, and therefore, remains cautious about its short-term Southeast Asia prospects. The Company's domestic revenues are denominated in U.S. Dollars, while revenues and expenses for the Company's foreign subsidiaries and sales offices are usually recorded in the applicable foreign currency and translated with any applicable foreign exchange adjustments. There were no foreign exchange gains or losses that were material to the Company's financial results during the three-month periods ended June 30, 1998 and 1997.

Gross Profit - Gross profit decreased by $695,000 (27%) to $1,858,000 in the quarter ended June 30, 1998 as compared to $2,553,000 for the quarter ended June 30, 1997. This decrease was primarily due to decreased sales volume. The slight increase in cost of revenues resulted from an increase in capitalized software amortization which fluctuates independent of revenue.

Selling, general and administrative expense - Selling, general and administrative expense decreased by $717,000 (34%) to $1,411,000 for the quarter ended June 30, 1998 as compared to $2,128,000 for the quarter ended June 30, 1997, and decreased as a percentage of net revenues to 67% from 76% in the comparable quarter of the prior year. The majority of the fluctuation is due to a decrease in sales commissions being paid associated with declining net revenues in the Southeast Asia markets, which are among the Company's highest commission rate markets. General and administrative expenses in the three-month period decreased due to a one-time charge for severance paid to a former QSE (Bristol) Limited employee during the first quarter of fiscal 1998 which also resulted in a decrease in salaries, combined with a decrease in royalties paid to outside companies due to the expiration of certain royalty agreements.

Research and development expense - Research and development expense increased by $165,000 (37%) to $615,000 in the quarter ended June 30, 1998 as compared to $450,000 for the quarter ended June 30, 1997, and increased as a percentage of net revenues to 29% from 16% in the comparable quarter of the prior year. The increases in research and development expense are primarily due to the addition of research and development personnel since the first quarter of fiscal 1998, as well as additional costs paid to outside consultants for research and development projects.

Other (income) expense - Net interest (income) expense decreased by $35,000 to ($1,000) in the quarter ended June 30, 1998 as compared to ($36,000) for the quarter ended June 30, 1997. The decrease results from a decline in the Company's short-term investment balances since the first quarter of fiscal 1998 and the resulting decrease in interest income.

Income taxes - Income tax benefit increased by $38,000 to $43,000 in the quarter ended June 30, 1998 as compared to $5,000 for the quarter ended June 30, 1997. This increase in income tax benefit is primarily due to a pretax loss in the United States and Singapore for the three months ended June 30, 1998 and the related tax benefit for the net operating loss that was recorded. The Company increased its deferred tax asset during the current quarter by $77,000 and believes that this asset will be realizable against future earnings.

LIQUIDITY AND CAPITAL RESOURCES

Certain statements contained in this report, including those contained in "Results of Operations for the Three Months Ended June 30, 1998 and 1997" and "Liquidity and Capital Resources" are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, uncertainties regarding market acceptance of new products and product enhancements, delays in the introduction of new products, and risks associated with managing the Company's growth, as well as those factors discussed in the Company's Form 10-KSB for the fiscal year ended March 31, 1998 which was filed with the Securities and Exchange Commission on June 29, 1998 and the risks described in the "Outlook" section therein.

The Company currently finances its operations (including capital expenditures) primarily through cash flows from operations as well as its cash and short-term investment balances.

The Company's principal sources of liquidity at June 30, 1998 consisted of $1,069,000 of cash, $1,620,000 of short-term investments and $500,000 available under a line of credit with Union Bank of California.

The decrease in total cash and investments during the three months ended June 30, 1998 was attributable to the purchase of capital assets, primarily in India in connection with the occupation of a new building in Calcutta, combined with decreases in accounts payable, accrued expenses, deferred maintenance revenue and other current liabilities, and increases in prepaid and other current assets, offset by a decrease in accounts receivable.

The Company has a $500,000 line of credit with Union Bank of California. The line of credit bears interest at the prime rate. This credit line is collateralized by substantially all of the assets of the Company. The line of credit expires on December 1, 1998. As of June 30, 1998, there was no principal or accrued interest outstanding under the line of credit.

During fiscal 1998 and the first quarter of fiscal 1999, the Company experienced a decrease in Southeast Asia revenues as a result of a downturn in economic conditions in key Asian markets. Payment from the Company's customers in these markets has been hampered by difficulty in obtaining favorable foreign exchange resulting in approximately $892,000 in past-due receivables from Asian customers at June 30,

1998. The Company expects to collect the past-due receivables from Asian customers throughout fiscal 1999 net of the allowance for doubtful accounts.

The Company believes that its current cash and short-term investment balances and cash generated from operations and borrowings available under the Company's line of credit will provide adequate working capital to fund the Company's operations at currently anticipated levels through June 30, 1999. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financings. There can be no assurance that such additional financings will be available, if needed, or, if available, will be on terms satisfactory to the Company.

IMPACT OF YEAR 2000

Many existing software programs use only two digits to identify the year in the date field. If such programs are not corrected, date data concerning the Year 2000 could cause many computer applications to fail, lock-up or generate erroneous results.

The Company is in the process of identifying and assessing its mission-critical systems related to the Year 2000 and will commit the resources necessary to resolve any potential Year 2000 issues. Although the Company is addressing such issues in what it considers to be sufficient time prior to the century rollover, there can be no assurance that there will be no interruption of operations or other limitations of system functionality, or that the Company will not incur substantial costs to avoid such occurrences. The Company has determined that it will not need to modify or replace significant portions of its software sold to customers, as it does not contain any date-specific material.

The Company is currently assessing the cost to remediate its Year 2000 issues. Although the actual cost to remediate these issues is not yet fully known, based upon information to date, it is expected that the remediation will not have a material impact on the Company's financial condition or operating results.

In addition, the Company has initiated communications with its significant suppliers and large customers to determine the extent to which the Company's internal applications and other interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. There is no guarantee that other companies' systems on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS


As of April 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's reported net income or stockholders' equity.
SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The prior year Consolidated Statement of Stockholders' Equity will be reclassified at year-end fiscal 1999 to conform to the requirements of SFAS No. 130. During the first quarter of fiscal 1999 and 1998, total comprehensive (loss)/income was ($282,000) and $3,000, respectively.

In December 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires the Company to disclose certain information about reportable operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods. The Company adopted SFAS No. 131 in the first quarter of fiscal 1999 with no material impact on the financial statements.

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


Date:  August 14, 1998

                                    RESEARCH ENGINEERS, INC.


                                    By: /s/ WAYNE BLAIR
                                        ---------------
                                        Wayne Blair
                                        Chief Financial Officer, Secretary
                                        and Treasurer (principal financial
                                        and accounting officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit 27.1   Financial Data Schedule