Form 10QSB
period 1998-09-30
RESEARCH ENGINEERS INC
filed 1998-11-16
CIK 1015920

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998



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


The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 5,680,710 on October 31, 1998.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1998
                                  (Unaudited)
              (In thousands, except share and per share amounts)

                             Assets
Current assets:
 Cash and cash equivalents                                                                          $   811
 Short-term investments                                                                               1,672
 Accounts receivable (net of allowance for doubtful accounts of $376)                                 1,574
 Deferred income taxes                                                                                  852
 Notes and related party loans receivable                                                                81
 Prepaid expenses and other current assets                                                              521
                                                                                                    -------
      Total current assets                                                                            5,511

Property, plant and equipment, net                                                                    3,210
Goodwill (net of accumulated amortization of $651)                                                      937
Other assets                                                                                            854
                                                                                                    -------
                                                                                                    $10,512
                                                                                                    =======
               Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long-term bank debt                                                             $   144
 Accounts payable                                                                                       281
 Accrued expenses                                                                                       424
 Income taxes payable                                                                                   398
 Deferred maintenance revenue                                                                           732
 Other                                                                                                   32
                                                                                                    -------
      Total current liabilities                                                                       2,011

Long-term bank debt                                                                                   1,785
Deferred income taxes                                                                                    72
                                                                                                    -------
      Total liabilities                                                                               3,868
                                                                                                    -------
Stockholders' equity:
 Preferred stock, par value $ .01.  Authorized 5,000,000 shares; issued and
 outstanding none                                                                                         -
 Common stock, par value $.01.  Authorized 20,000,000 shares; issued and
 outstanding 5,680,710 shares                                                                            57
 Additional paid-in capital                                                                           6,602
 Retained earnings                                                                                      310
 Accumulated other comprehensive income                                                                (325)
                                                                                                    -------
      Total stockholders' equity                                                                      6,644
                                                                                                    -------
                                                                                                    $10,512
                                                                                                    =======

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
               (In thousands, except share and per share amounts)

                                           Three Months     Three Months      Six Months         Six Months
                                              Ended            Ended             Ended              Ended
                                           September 30,    September 30,     September 30,     September 30,
                                               1998             1997              1998              1997
                                           -------------    -------------     -------------     -------------
Net revenues:
 Product sales                             $    1,643        $    2,646         $    3,295        $    5,015
 Maintenance and support                          465               448                919               873
                                           ----------        ----------         ----------        ----------
      Total net revenues                        2,108             3,094              4,214             5,888
Cost of revenues                                  230               180                478               422
                                           ----------        ----------         ----------        ----------
      Gross profit                              1,878             2,914              3,736             5,466
                                           ----------        ----------         ----------        ----------
Operating expenses:
 Selling, general and administrative            1,560             2,304              2,971             4,432
 Research and development                         607               504              1,222               954
                                           ----------        ----------         ----------        ----------
      Total operating expenses                  2,167             2,808              4,193             5,386
                                           ----------        ----------         ----------        ----------
      Operating (loss) income                    (289)              106               (457)               80
                                           ----------        ----------         ----------        ----------
Other (income)/expense:
 Interest, net                                     22                (3)                37               (22)
 Other                                             (5)              (29)               (21)              (46)
                                           ----------        ----------         ----------        ----------
     Total other (income)/expense                  17               (32)                16               (68)
                                           ----------        ----------         ----------        ----------
(Loss)/income before income taxes                (306)              138               (473)              148
Income tax (benefit)/expense                     (101)               25               (144)               20
                                           ----------        ----------         ----------        ----------
      Net (loss)/income                    $     (205)       $      113         $     (329)       $      128
                                           ==========        ==========         ==========        ==========
Net (loss)/income per common share:
         Basic                             $    (0.04)       $     0.02         $    (0.06)       $     0.02
         Diluted                           $    (0.04)       $     0.02         $    (0.06)       $     0.02

Common shares used in computing net
 (loss)/income per common share:
         Basic                              5,680,710         5,703,446          5,680,210         5,703,446
         Diluted                            5,680,710         5,816,647          5,680,210         5,789,052

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                Six Months          Six Months
                                                                                  Ended               Ended
                                                                               September 30,      September 30,
                                                                                   1998                1997
                                                                               -------------      -------------
Cash flows from operating activities:
 Net (loss)/income                                                               $ (329)            $   128
 Adjustments to reconcile net (loss)/income to net cash used in operating activities:
    Depreciation and amortization                                                   482                 401
    Deferred income taxes                                                          (241)                (86)
    Gain on investments                                                             (30)                 (1)
    Changes in operating assets and liabilities:
     Accounts receivable                                                            652                   -
     Notes and related party loans receivable                                        25                  (1)
     Prepaid expenses and other current assets                                      (96)                (96)
     Other assets                                                                  (112)               (563)
     Accounts payable, accrued expenses and other current liabilities              (147)               (251)
     Deferred maintenance revenue                                                  (300)                 31
     Income taxes payable                                                           (23)                (54)
     Other long-term liabilities                                                      -                 (18)
                                                                                 ------             -------
          Net cash used in operating activities                                    (119)               (510)
                                                                                  -----              ------
Cash flows from investing activities:
 Purchase of property, plant and equipment                                         (320)               (196)
 Purchase of short-term investments                                                (733)             (3,381)
 Sale of short term investments                                                     639               2,567
                                                                                  -----              ------
          Net cash used in investing activities                                    (414)             (1,010)
                                                                                  -----              ------
Cash flows from financing activities:
 Proceeds from bank debt                                                             76                   9
 Repayment of bank debt                                                             (57)                (57)
 Common stock issuance from exercise of options                                       8                   -
                                                                                  -----              ------
          Net cash provided by (used in) financing activities                        27                 (48)
                                                                                  -----              ------
Effect of exchange rate changes on cash and cash equivalents                        (23)                (40)
                                                                                  -----              ------
          Decrease in cash and cash equivalents                                    (529)             (1,608)

Cash and cash equivalents, beginning of period                                    1,340               2,579
                                                                                  -----              ------
Cash and cash equivalents, end of period                                         $  811                 971
                                                                                  =====              ======

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


1.  BASIS OF PRESENTATION
    The consolidated financial statements include the accounts of Research Engineers, Inc. (the "Company") and its wholly-owned subsidiaries. These consolidated financial statements have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months and six months ended September 30, 1998 and 1997, the financial position at September 30, 1998, and the cash flows for the six months ended September 30, 1998 and 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Results of operations for the three months and six months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ended March 31, 1999.


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


5.  COMPREHENSIVE INCOME
    As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's reported net (loss)/income or stockholders' equity. SFAS No. 130 requires changes in unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income. The prior year Consolidated Statement of Stockholders' Equity will be reclassified at year-end fiscal 1999 to conform to the requirements of SFAS No. 130. For the three months ended September 30, 1998 and 1997, total comprehensive (loss)/income was ($221,000) and $146,000, respectively, and was ($503,000) and $149,000 for the six months ended September 30, 1998 and 1997, respectively.

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

     The following table illustrates the computation of basic and diluted net income/(loss) per share (dollars in thousands):

                                            Three Months       Three Months      Six Months        Six Months
                                                Ended             Ended             Ended             Ended
                                            September 30,      September 30,     September 30,     September 30,
                                                1998               1997              1998              1997
                                            -------------      -------------     -------------     -------------
Numerator:
Numerator for basic and diluted net
 (loss)/income per share - net
 (loss)/income                                 $ (205)            $  113            $ (329)            $  129
                                               ======             ======            ======             ======
Denominator:
Denominator for basic net (loss)/income
 per share - average number of common
 shares outstanding during the period           5,681              5,703             5,680              5,703
Incremental common shares attributable
 to exercise of outstanding options                 -                114                 -                 86
                                               ------             ------            ------             ------
Denominator for diluted net
 (loss)/income per share                        5,681              5,817             5,680              5,789
                                               ======             ======            ======             ======
Basic net (loss)/income per share              $(0.04)            $ 0.02            $(0.06)            $ 0.02
                                               ======             ======            ======             ======
Diluted net (loss)/income per share            $(0.04)            $ 0.02            $(0.06)            $ 0.02
                                               ======             ======            ======             ======


     The computation of diluted loss per share for the three months and six months ended September 30, 1998 excluded the effect of 219,000 and 234,000, respectively, of incremental common shares attributable to the exercise of outstanding common stock options because their effect was antidilutive.

     Warrants issued to the underwriters as part of the Company's initial public offering to purchase 130,000 shares of common stock at $6.00 per share were outstanding during the three months and six months ended September 30, 1998 and 1997 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


7.   SUBSEQUENT EVENT
     On October 23, 1998, the Company signed a definitive agreement (the "Agreement") to acquire Engineering Physics Software, Inc., dba COADE. Under the terms of the Agreement, the Company will acquire all of the outstanding stock of COADE for $5,250,000 in cash and 980,000 shares of the Company's common stock.

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

The following discussion and analysis addresses the results of the Company's operations for the three months and six months ended September 30, 1998, as compared to the Company's results of operations for the three months and six months ended September 30, 1997.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net revenues - Net revenues for the quarter ended September 30, 1998 decreased by $986,000 (32%) to $2,108,000, as compared to $3,094,000 for the quarter ended September 30, 1997. For the six months ended September 30, 1998, revenues decreased by $1,675,000 (28%) to $4,214,000 from $5,888,000 for the six months ended September 30, 1997. These decreases in net revenues were primarily attributable to the decline in economic conditions in Southeast Asia that started during the latter part of fiscal 1998. Revenues to Southeast Asia for the three months and six months ended September 30, 1997 represented 30% for both periods of the Company's total revenues, compared to only 16% and 13% for the three months and six months ended September 30, 1998, respectively.

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

International net revenues as a percentage of total revenues for the quarter ended September 30, 1998 decreased to 47%, from 59% for the quarter ended September 30, 1997. For the six months ended September 30, 1998, international revenues decreased to 44%, from 60% for the six months ended September 30, 1997. The decrease in international revenues for the periods was primarily the result of the decline in economic conditions in Southeast Asia that started during the latter part of fiscal 1998. The Company expects this trend to continue for at least the next several quarters, and therefore, remains cautious about its short-term Southeast Asia prospects. The previous sentence is a forward-looking statement. The state of the Asian economy at any particular point in the future depends on a large number of factors which are beyond the control of the Company, and is impossible for the Company to predict accurately. The Company's domestic revenues are denominated in U.S. Dollars, while revenues and expenses for the Company's foreign subsidiaries and sales offices are usually recorded in the applicable foreign currency and translated into U.S. Dollars. There were no foreign exchange gains or losses that were material to the Company's financial results during the three months and six months ended September 30, 1998 and 1997.

Cost of revenues - Cost of revenues increased by $50,000 (28%) to $230,000 in the quarter ended September 30, 1998 as compared to $180,000 for the quarter ended September 30, 1997. Cost of revenues increased by $56,000 (13%) to $478,000 for the six months ended September 30, 1998 as compared to $422,000 for the six months ended September 30, 1997. These increases were primarily due to increased capitalized software amortization as a result of additions to the capitalized software balance during fiscal years 1998 and 1999.

Gross profit - Gross profit decreased by $1,036,000 (36%) to $1,878,000 in the quarter ended September 30, 1998 as compared to $2,914,000 for the quarter ended September 30, 1997. Gross profit decreased by $1,731,000 (32%) to $3,736,000 for the six months ended September 30, 1998 as compared to $5,467,000 for the six months ended September 30, 1997. These decreases were primarily due to decreased sales volume.

Selling, general and administrative expense - Selling, general and administrative expense decreased by $744,000 (32%) to $1,560,000 for the quarter ended September 30, 1998 as compared to $2,304,000 for the quarter ended September 30, 1997, and decreased as a percentage of net revenues to 74% from 75% in the comparable quarter of the prior year. Selling, general and administrative expense decreased by $1,461,000 (33%) to $2,971,000 in the six months ended September 30, 1998 as compared to $4,432,000 for the six months ended September 30, 1997, and decreased as a percentage of net revenues to 71% from 75% in the comparable period of the prior year. The majority of the fluctuation is due to a decrease in sales commissions being paid associated with declining net revenues in the Southeast Asia markets, which are among the Company's highest commission rate markets. General and administrative expenses in the six-month period decreased due to a one-time charge for severance paid to a former QSE (Bristol) Limited employee during the first quarter of fiscal 1998, combined with a decrease in royalties paid to outside companies due to the expiration of certain royalty agreements.

Research and development expense - Research and development expense increased by $103,000 (20%) to $607,000 in the quarter ended September 30, 1998 as compared to $504,000 for the quarter ended September 30, 1997, and increased as a percentage of net revenues to 29% from 16% in the comparable quarter of the prior year. Research and development expense increased by $268,000 (28%) to $1,222,000 in the six months ended September 30, 1998 as compared to $954,000 for the six months ended September 30, 1997, and increased as a percentage of net revenues to 29% from 16% in the comparable six months of the prior year. The increases in research and development expense are primarily due to the addition of research and development personnel since the first two quarters of fiscal 1998, as well as additional costs paid to outside consultants for research and development projects.

Other (income) expense - Net interest (income) expense decreased by $25,000 to $22,000 in the quarter ended September 30, 1998 as compared to ($3,000) for the quarter ended September 30, 1997. Net interest (income) expense decreased by $59,000 to $37,000 in the six months ended September 30, 1998 as compared to ($22,000) for the six months ended September 30, 1997. The decreases result from a decline in the Company's short-term investment balances since the second quarter of fiscal 1998 and the resulting decrease in interest income. Other (income) expense decreased by $24,000 to ($5,000) in the quarter ended September 30, 1998 as compared to ($29,000) for the quarter ended September 30, 1997. Other (income) expense decreased by $25,000 to ($21,000) in the six months ended September 30, 1998 as compared to ($46,000) for the six months ended September 30, 1997. During October 1997, one of the Company's tenants who was renting space in the Corporate building terminated its lease, resulting in a decrease in rental income.

Income taxes - The Company had income tax benefit of $101,000 and $144,000 for the three months and six months ended September 30, 1998, respectively, as compared to income tax expense of $25,000 and $20,000 for the three months and six months ended September 30, 1997, respectively. These fluctuations are primarily due to a pretax loss in the United States for the three months and six months ended September 30, 1998 and the related tax benefit for the net operating loss that was recorded. The Company increased its deferred tax asset during the current quarter by $164,000 and believes that this asset will be realizable against future earnings and could potentially be realized against prior earnings.

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

The Company's principal sources of liquidity at September 30, 1998 consisted of $811,000 of cash, $1,672,000 of short-term investments and $500,000 available under a line of credit with Union Bank of California.

The decrease in total cash and investments during the six months ended September 30, 1998 was primarily attributable to the purchase of capital assets, primarily in India in connection with the occupation of a new building in Calcutta, combined with decreases in accounts payable, accrued expenses, deferred maintenance revenue and other current liabilities, and increases in prepaid and other current assets, offset by a decrease in accounts receivable.

The Company has a $500,000 line of credit with Union Bank of California. The line of credit bears interest at the prime rate. This credit line is collateralized by substantially all of the assets of the Company. The line of credit expires on December 1, 1998, at which time the Company plans to renew the agreement. As of September 30, 1998, there were no amounts outstanding under the line of credit.

During fiscal 1998 and the first two quarters of fiscal 1999, the Company experienced a decrease in Southeast Asia revenues as a result of a downturn in economic conditions in key Asian markets. Payment from the Company's customers in these markets has been hampered by difficulty in obtaining favorable foreign exchange resulting in approximately $780,000 in past-due receivables from Asian customers at September 30, 1998. The Company expects to collect the past-due receivables from Asian customers throughout fiscal 1999 net of the allowance for doubtful accounts.

The Company believes that its current cash and short-term investment balances and cash generated from operations and borrowings available under the Company's line of credit will provide adequate working capital to fund the Company's operations at currently anticipated levels through September 30, 1999. The Company, however, is currently working with their investment banker to raise all or a significant portion of the cash component of the COADE purchase price through a combination of long-term secured and unsecured borrowings. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financings. There can be no assurance that such additional financings will be available, if needed, or, if available, will be on terms satisfactory to the Company.


IMPACT OF YEAR 2000

Many existing software programs use only two digits to identify the year in the date field. If such programs are not corrected, date data concerning the Year 2000 could cause many computer applications to fail, lock-up or generate erroneous results.

The Company is in the process of identifying and assessing its mission-critical systems related to the Year 2000 and will commit the resources necessary to resolve any potential Year 2000 issues. This identification and assessment also involves identification of vendors that may have a significant impact on the Company's operations and their expected completion of any conversions. Although the Company is addressing such issues in what it considers to be sufficient time prior to the century rollover, there can be no assurance that there will be no interruption of operations or other limitations of system functionality, or that the Company will not incur substantial costs to avoid such occurrences. The Company has determined that it will not need to modify or replace significant portions of its software sold to customers, as it does not contain any date-specific material, and does not believe its significant vendors will require significant modification of their internal systems.

The Company anticipates that its systems, equipment and processes will be substantially Year 2000 ready by the end of March 1999. The Company is currently assessing the cost to remediate its Year 2000 issues. Although the actual cost to remediate these issues is not yet fully known, based upon information to date, it is expected that the remediation will not have a material impact on the Company's financial condition or operating results. Presently, the Company does not have a contingency plan for Year 2000 issues. The Company expects to have a plan in place by the third quarter of fiscal 1999.

In addition, the Company has initiated communications with its significant suppliers and large customers to determine the extent to which the Company's internal applications and other interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. There can be no assurance that other companies' systems on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The most reasonably likely worst case scenario would be that the Company's significant customers' inability to remedy their own Year 2000 issues would prevent them from purchasing the Company's products.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS


As of April 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's reported net (loss)/income or stockholders' equity. SFAS No. 130 requires changes in unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income. The prior year Consolidated Statement of Stockholders' Equity will be reclassified at year-end fiscal 1999 to conform to the requirements of SFAS No. 130. During the second quarter of fiscal 1999 and 1998, total comprehensive (loss)/income was ($221,000) and $146,000, respectively, and was ($503,000) and $149,000 for the six months ended September 30, 1998 and 1997, respectively.

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

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. Application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

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


Date:  November 13, 1998

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