Form 10QSB
period 1998-12-31
RESEARCH ENGINEERS INC
filed 1999-02-11
CIK 1015920

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the quarterly period ended December 31, 1998



[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934
    For the transition period from __________ to __________



                         Commission file number: 0-28560


                            RESEARCH ENGINEERS, INC.
        (Exact name of small business issuer as specified in its charter)


        Delaware                                        22-2356861
    (State or other                                   (IRS. Employer
    jurisdiction of                                 Identification No.)
     incorporation)


                            22700 SAVI RANCH PARKWAY
                          YORBA LINDA, CALIFORNIA 92887
                    (Address of principal executive offices)

                                 (714) 974-2500
              (Registrant's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 5,680,710 on January 29, 1999.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                  Assets
Current assets:
   Cash and cash equivalents                                 $     1,314
   Short-term investments                                            270
   Accounts receivable (net of allowance for doubtful              2,226
    accounts of $373)
   Deferred income taxes                                             923
   Notes and related party loans receivable                           77
   Prepaid expenses and other current assets                         400
                                                               ------------

        Total current assets                                       5,210

Property, plant and equipment, net                                 3,266
Goodwill (net of accumulated amortization of $750)                 1,204
Other assets                                                         865
                                                               ------------

                                                             $    10,545
                                                               ============

                   Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term bank debt                    $       145
   Accounts payable                                                  356
   Accrued expenses                                                  463
   Income taxes payable                                              312
   Deferred maintenance revenue                                      716
   Other                                                              30
                                                               ------------

        Total current liabilities                                  2,022

Long-term bank debt                                                1,753
Deferred income taxes                                                 72
                                                               ------------

        Total liabilities                                          3,847
                                                               ------------

Stockholders' equity:
   Preferred stock, par value $ .01.  Authorized 5,000,000
    shares; issued and outstanding none                                -
   Common stock, par value $.01.  Authorized 20,000,000
    shares; issued and outstanding 5,680,710 shares                   57
   Additional paid-in capital                                      6,602
   Retained earnings                                                 294
   Accumulated other comprehensive loss                             (255)
                                                               ------------

        Total stockholders' equity                                 6,698
                                                               ------------

                                                             $    10,545
                                                               ============

See accompanying notes to consolidated financial statements.

                    RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                              Three        Three         Nine         Nine
                              Months       Months       Months       Months
                              Ended        Ended        Ended        Ended
                             December     December     December     December
                             31, 1998     31, 1997    31, 1998      31, 1997
                            -----------  -----------  ----------   ----------
Net revenues:
   Product sales            $   2,467    $   2,787    $   5,762    $   7,802
   Maintenance and
    support                       460          493        1,379        1,367
                            -----------  -----------  ----------   ----------

        Total net
         revenues               2,927        3,280        7,141        9,169

Cost of revenues                  238          185          716          607
                            -----------  -----------  ----------   ----------

        Gross profit            2,689        3,095        6,425        8,562
                            -----------  -----------  ----------   ----------

Operating expenses:
   Selling, general and
    administrative              2,082        2,109        5,053        6,541
   Research and
    development                   598          543        1,820        1,497
   Acquired in-process
    research and
    development costs               -          450            -          450
                            -----------  -----------  ----------   ----------

        Total operating
         expenses               2,680        3,102        6,873        8,488
                            -----------  -----------  ----------   ----------

        Operating
         income/(loss)              9           (7)        (448)          74
                            -----------  -----------  ----------   ----------

Other expense/(income):
   Interest, net                   13          (14)          50          (36)
   Other                           11          (17)         (10)         (63)
                            -----------  -----------  ----------   ----------

      Total other
      expense/(income)             24          (31)          40          (99)
                            -----------  -----------  ----------   ----------

(Loss)/income before
   income taxes                   (15)          24         (488)         173

Income tax
   expense/(benefit)                1          150         (143)         170
                            -----------  -----------  ----------   ----------

        Net (loss)/income   $     (16)   $    (126)   $    (345)   $       3
                            ===========  ===========  ==========   ==========

Net (loss)/income per
  common share:
         Basic              $   (0.00)   $    (0.02)  $   (0.06)   $    0.00
         Diluted            $   (0.00)   $    (0.02)  $   (0.06)   $    0.00

Common shares used in
  computing net (loss)/
  income per common share:
         Basic               5,680,710     5,699,618   5,680,377   5,701,373
         Diluted             5,680,710     5,699,618   5,680,377   5,778,497

See accompanying notes to consolidated financial statements.

                    RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                      Nine          Nine
                                                     Months        Months
                                                      Ended         Ended
                                                    December      December
                                                    31, 1998      31, 1997
                                                   ------------  ------------
Cash flows from operating activities:
   Net (loss)/income                               $    (345)    $       3
   Adjustments to reconcile net (loss)/income
    to net cash used in operating activities:
      In-process research and development                  -           450
      Depreciation and amortization                      760           533
      Deferred income taxes                             (312)          (80)
      Gain on investments                                (20)          (30)
      Changes in operating assets and
       liabilities:
       Accounts receivable                                (3)         (638)
       Notes and related party loans receivable           77           (27)
       Prepaid expenses and other current assets          (2)          (29)
       Other assets                                     (231)         (609)
       Accounts payable, accrued expenses and
         other current liabilities                       (27)         (168)
       Deferred maintenance revenue                     (309)           97
       Income taxes payable                             (108)           43
       Other long-term liabilities                         -           (21)
                                                   ------------  ------------

            Net cash used in operating
              activities                                (520)         (476)
                                                   ------------  ------------

Cash flows from investing activities:
   Purchase of property, plant and equipment            (474)         (396)
   Purchase of short-term investments                   (764)       (3,958)
   Sale of short-term investments                      2,142         4,100
   Payments to acquire companies, net of cash
    acquired                                            (366)         (550)
                                                   ------------  ------------

            Net cash provided by (used in)
              investing activities                       538          (804)
                                                   ------------  ------------

Cash flows from financing activities:
   Proceeds from bank debt                                75             -
   Repayment of bank debt                                (89)         (107)
   Payments to repurchase common stock                     -          (200)
   Common stock issuance from exercise of
    options                                                8             9
                                                   ------------  ------------

            Net cash used in financing
              activities                                  (6)         (298)
                                                   ------------  ------------

Effect of exchange rate changes on cash and
  cash equivalents                                       (38)         (174)
                                                   ------------  ------------

            Decrease in cash and cash
              equivalents                                (26)       (1,752)



Cash and cash equivalents, beginning of period         1,340         2,579
                                                   ------------  ------------

Cash and cash equivalents, end of period           $   1,314     $     827
                                                   ============  ============


See accompanying notes to consolidated financial statements.

                    RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (Unaudited)
                                 (In thousands)

                                                      Nine          Nine
                                                     Months        Months
                                                      Ended         Ended
                                                    December      December
                                                    31, 1998      31, 1997
                                                   ------------  ------------
Supplemental cash flow information:
   Amounts paid for:
      Interest                                     $     118     $     114
      Income taxes                                       280           136

Non-cash transactions:
   Unrealized gain/(loss) on investments                   2           (48)
   Payment of related party note receivable
    from transfer of short-term investments               66             -

   Payments to acquire companies, net of cash
    acquired:
      Assets acquired                                    407           100
      Purchased research and development                   -           450
                                                   ------------  ------------

                                                   $     407     $     550
                                                   ============  ============












See accompanying notes to consolidated financial statements.

                    RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Unaudited)


1. BASIS OF PRESENTATION
   The consolidated financial statements include the accounts of Research Engineers, Inc. (the "Company") and its wholly-owned subsidiaries. These consolidated financial statements have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months and nine months ended December 31, 1998 and 1997, the financial position at December 31, 1998, and the cash flows for the nine months ended December 31, 1998 and 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Results of operations for the three months and nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year ended March 31, 1999.


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


4. SOFTWARE REVENUE RECOGNITION
   In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supercedes SOP 91-1. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. The Company adopted SOP 97-2 in the first quarter of fiscal 1999, the implementation of which resulted in no material changes to the Company's previous practice. SOP 97-2 has been amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which is effective for fiscal years beginning March 15, 1999. Application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.


5. COMPREHENSIVE INCOME
   As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's reported net (loss)/income or stockholders' equity. SFAS No. 130 requires changes in unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income. The prior year Consolidated Statement of Stockholders' Equity will be reclassified at year-end fiscal 1999 to conform to the requirements of SFAS No. 130. For the three months ended December 31, 1998 and 1997, total comprehensive income/(loss) was $54,000 and ($368,000), respectively, and was ($449,000) and ($219,000) for the nine months ended December 31, 1998 and 1997, respectively.

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

   The following table illustrates the computation of basic and diluted net income/(loss) per share (dollars in thousands):

                              Three        Three        Nine          Nine
                              Months       Months       Months       Months
                              Ended        Ended        Ended        Ended
                             December     December     December     December
                             31, 1998     31, 1997     31, 1998      31,1997
                            -----------  -----------  ----------   ----------
Numerator:
Numerator for basic and
  diluted net
  (loss)/income per
  share - net
  (loss)/income             $     (16)   $    (126)   $    (345)   $       3
                            ===========  ===========  ==========   ==========

Denominator:
Denominator for basic
  net (loss)/income per
  share - weighted
  average number of
  common shares
  outstanding during the
  period                        5,681        5,700        5,680        5,701
Incremental common
  shares attributable to
  exercise of
  outstanding options               -            -            -           77
                            -----------  -----------  ----------   ----------
Denominator for diluted
  net (loss)/income per
  share                         5,681        5,700        5,680        5,778
                            ===========  ===========  ==========   ==========

Basic net (loss)/income
  per share                 $   (0.00)   $   (0.02)   $   (0.06)   $    0.00
                            ===========  ===========  ==========   ==========
Diluted net (loss)/
  income per share          $   (0.00)   $   (0.02)   $   (0.06)   $    0.00
                            ===========  ===========  ==========   ==========

   The computation of diluted loss per share for the three months ended December 31, 1998 and 1997 and the nine months ended December 31, 1998 excluded the effect of 145,000, 70,000 and 210,000, respectively, of incremental common shares attributable to the exercise of outstanding common stock options because their effect was antidilutive.

   Warrants issued to the underwriters as part of the Company's initial public offering to purchase 130,000 shares of common stock at $6.00 per share were outstanding during the three months and nine months ended December 31, 1998 and 1997 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

7. ACQUISITIONS
   On October 1, 1998, the Company purchased the assets of Techna Consultancy Private Limited ("Techna"), a software developer and consultant, through its India subsidiary. The purchase price of $357,000 in cash included an agreement not to compete and was allocated as follows:

            Goodwill                $287,000
            Property and equipment    70,000
                                    --------
                                    $357,000
                                    ========

   The goodwill associated with the Techna acquisition will be amortized over five years on a straight-line basis.

   On October 23, 1998, the Company signed a definitive agreement (the "COADE Agreement") to acquire Engineering Physics Software, Inc., dba COADE. Certain terms and conditions of the COADE Agreement were not met by specified dates, and therefore, the COADE Agreement was terminated in January 1999.


8. SUBSEQUENT EVENT
   On January 19, 1999, the Company  signed a definitive  agreement (the "R-Cube
   Agreement") to acquire R-Cube Technologies, Inc. Under the terms and conditions of the R-Cube Agreement, the Company has agreed to acquire all of the outstanding stock of R-Cube Technologies for $2.3 million in cash.

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

The following discussion and analysis addresses the results of the Company's operations for the three months and nine months ended December 31, 1998, as compared to the Company's results of operations for the three months and nine months ended December 31, 1997.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997 AND NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

Net revenues - Net revenues for the quarter ended December 31, 1998 decreased by $353,000 (11%) to $2,927,000, as compared to $3,280,000 for the quarter ended
December 31, 1997. For the nine months ended December 31, 1998, revenues decreased by $2,028,000 (22%) to $7,141,000 from $9,169,000 for the nine months ended December 31, 1997. These decreases in net revenues were primarily attributable to: (1) the decreased performance of the Company's distributor in Germany, which was partially offset by the addition of the Company's new subsidiary in France, and (2) the decline in economic conditions in Southeast Asia that started during the latter part of fiscal 1998, which was offset somewhat in the third quarter by the revenues derived from the acquisition of Techna. Revenues to Southeast Asia for the three months and nine months ended December 31, 1997 represented 28% and 30%, respectively, compared to only 21% and 16% for the three months and nine months ended December 31, 1998, respectively.

Revenues are derived primarily from sales of the Company's engineering software products and, to a lesser extent, from sales of software maintenance contracts relating to its products. Software product revenues are recognized upon shipment. In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, issued in 1997, which supercedes SOP 91-1, product maintenance revenues are amortized over the length of the maintenance contract, which is usually twelve months. The implementation of SOP 97-2 did not result in any material changes from the Company's previous practice. SOP 97-2 has been amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which is effective for fiscal years beginning March 15, 1999. Application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

International net revenues as a percentage of total revenues for the quarter ended December 31, 1998 decreased to 53%, from 57% for the quarter ended December 31, 1997. For the nine months ended December 31, 1998, international revenues decreased to 48%, from 59% for the nine months ended December 31, 1997. The decrease in international revenues for the periods was primarily the result of the decline in economic conditions in Southeast Asia that started during the latter part of fiscal 1998. The Company expects these conditions to continue for at least the next several quarters, and therefore, remains cautious about its short-term Southeast Asia prospects. The previous sentence is a forward-looking statement. The state of the Asian economy at any particular point in the future depends on a large number of factors which are beyond the control of the Company, and is impossible for the Company to predict accurately. The Company's domestic revenues are denominated in U.S. Dollars, while revenues and expenses for the Company's foreign subsidiaries and sales offices are usually recorded in the applicable foreign currency and translated into U.S. Dollars. There were no foreign exchange gains or losses that were material to the Company's financial results during the three months and nine months ended December 31, 1998 and 1997.

Cost of revenues - Cost of revenues increased by $53,000 (29%) to $238,000 in the quarter ended December 31, 1998 as compared to $185,000 for the quarter ended December 31, 1997. Cost of revenues increased by $109,000 (18%) to $716,000 for the nine months ended December 31, 1998 as compared to $607,000 for the nine months ended December 31, 1997. These increases were primarily due to increased amortization of capitalized software as a result of additions to the capitalized software balance during fiscal years 1998 and 1999.

Gross profit - Gross profit decreased by $406,000 (13%) to $2,689,000 in the quarter ended December 31, 1998 as compared to $3,095,000 for the quarter ended December 31, 1997. Gross profit decreased by $2,137,000 (25%) to $6,425,000 for the nine months ended December 31, 1998 as compared to $8,562,000 for the nine months ended December 31, 1997. These decreases were primarily due to decreased sales volume.

Selling, general and administrative expense - Selling, general and administrative expense decreased by $27,000 (1%) to $2,082,000 for the quarter ended December 31, 1998 as compared to $2,109,000 for the quarter ended December 31, 1997, and increased as a percentage of net revenues to 71% from 64% in the comparable quarter of the prior year. Selling, general and administrative expense decreased by $1,488,000 (23%) to $5,053,000 in the nine months ended December 31, 1998 as compared to $6,541,000 for the nine months ended December 31, 1997, and remained 71% of net revenues for both periods. The most significant contributor to the decline for both the three-month and nine-month periods in fiscal 1999 was a decrease in sales commissions, due primarily to the decline in revenue from Southeast Asia. Included in selling, general and administrative expense, however, were non-recurring costs related to terminated acquisitions of $205,000 and $318,000 for the three months and nine months ended December 31, 1998, respectively. Excluding these non-recurring costs, selling, general and administrative expense, other than sales commissions, also experienced a decrease in comparison to the same periods in fiscal 1998.

Research and development expense - Research and development expense increased by $55,000 (10%) to $598,000 in the quarter ended December 31, 1998 as compared to $543,000 for the quarter ended December 31, 1997, and increased as a percentage of net revenues to 20% from 17% in the comparable quarter of the prior year. Research and development expense increased by $323,000 (22%) to $1,820,000 in the nine months ended December 31, 1998 as compared to $1,497,000 for the nine months ended December 31, 1997, and increased as a percentage of net revenues to 25% from 16% in the comparable nine months of the prior year. The increases in research and development expense are primarily due to the addition of research and development personnel during the latter part of fiscal 1998, as well as additional costs paid to outside consultants for research and development projects.

Other (income) expense - Net interest (income) expense decreased by $27,000 to $13,000 in the quarter ended December 31, 1998 as compared to ($14,000) for the quarter ended December 31, 1997. Net interest (income) expense decreased by $86,000 to $50,000 in the nine months ended December 31, 1998 as compared to ($36,000) for the nine months ended December 31, 1997. The decreases result from a decline in the Company's short-term investment balances since the first part of fiscal 1998 and the resulting decrease in interest income. Other (income) expense decreased by $28,000 to $11,000 in the quarter ended December 31, 1998 as compared to ($17,000) for the quarter ended December 31, 1997. Other (income) expense decreased by $53,000 to ($10,000) in the nine months ended December 31, 1998 as compared to ($63,000) for the nine months ended December 31, 1997. During October 1997, one of the Company's tenants who was renting space in the Corporate building terminated its lease, resulting in a decrease in rental income.

Income taxes - The Company had income tax expense (benefit) of $1,000 and ($143,000) for the three months and nine months ended December 31, 1998, respectively, as compared to income tax expense of $150,000 and $170,000 for the three months and nine months ended December 31, 1997, respectively. These fluctuations are primarily due to a pretax loss in the United States for the three months and nine months ended December 31, 1998 and the related tax benefit for the net operating loss that was recorded.

The Company increased its deferred tax asset during the current quarter by $71,000 and $312,000 for the nine months ended December 31, 1998 and believes that this asset will be realizable against future earnings and could potentially be realized against prior earnings.


LIQUIDITY AND CAPITAL RESOURCES

Certain statements contained in this "Liquidity and Capital Resources" section are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, uncertainties regarding market acceptance of new products and product enhancements, delays in the introduction of new products, and risks associated with managing the Company's growth, as well as those factors discussed in the Company's Form 10-KSB for the fiscal year ended March 31, 1998 which was filed with the Securities and Exchange Commission on June 29, 1998 and the risks described in the "Outlook" section therein.

The Company currently finances its operations (including capital expenditures) primarily through cash flows from operations as well as its cash and short-term investment balances.

The Company's principal sources of liquidity at December 31, 1998 consisted of $1,314,000 of cash, $270,000 of short-term investments and $500,000 available under a line of credit with Union Bank of California.

The decrease in total cash and investments during the nine months ended December 31, 1998 was primarily attributable to the net loss, the acquisition of Techna, acquisition costs related to discontinued acquisitions during the first nine months of fiscal 1999, the purchase of fixed assets, primarily related to the acquisition of Techna, the payment of income taxes in the UK, combined with an increase in accounts receivable and a decrease in deferred maintenance revenue, offset by a decrease in prepaid and other current assets and increases in accounts payable and accrued expenses.

The Company has a $500,000 line of credit with Union Bank of California. The line of credit bears interest at the prime rate. This credit line is collateralized by substantially all of the assets of the Company. The line of credit expires on March 1, 1999, at which time the Company plans to renew the agreement. As of December 31, 1998, there were no amounts outstanding under the line of credit.

During fiscal 1998 and the first three quarters of fiscal 1999, the Company experienced a decrease in Southeast Asia revenues as a result of a downturn in economic conditions in key Asian markets. Payment from the Company's customers in these markets has been hampered by difficulty in obtaining favorable foreign exchange resulting in approximately $744,000 in past-due receivables from Asian customers at December 31, 1998, which represents a slight decrease from prior quarter. The Company expects to collect the past-due receivables from Asian customers over the next few quarters net of the allowance for doubtful accounts.

The Company believes that its current cash and short-term investment balances and cash generated from operations and borrowings available under the Company's line of credit will provide adequate working capital to fund the Company's operations at currently anticipated levels through December 31, 1999. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financings. There can be no assurance that such additional financings will be available, if needed, or, if available, will be on terms satisfactory to the Company. In addition, the Company is currently working with its investment banker to raise all or a significant portion of the cash component of the R-Cube purchase price through a combination of long-term secured and unsecured borrowings.
                                       11

IMPACT OF YEAR 2000

Many existing software programs use only two digits to identify the year in the date field. If such programs are not corrected, date data concerning the Year 2000 could cause many computer applications to fail, lock-up or generate erroneous results.

The Company has identified its mission-critical systems related to the Year 2000 and has committed the resources necessary to resolve any potential Year 2000 issues. This identification and assessment also involved identification of vendors that may have a significant impact on the Company's operations and their expected completion of any conversions. Although the Company is addressing such issues in what it considers to be sufficient time prior to the century rollover, there can be no assurance that there will be no interruption of operations or other limitations of system functionality, or that the Company will not incur substantial costs to avoid such occurrences. The Company has determined that it will not need to modify or replace significant portions of its software sold to customers, as it does not contain any date-specific material, and does not believe its significant vendors will require significant modification of their internal systems.

The Company anticipates that its systems, equipment and processes will be substantially Year 2000 ready by the end of March 1999. The Company is currently assessing the cost to remediate its Year 2000 issues. Although the actual cost to remediate these issues is not yet fully known, based upon information to date, the Company estimates the costs should not exceed $250,000, most of which represents lease payments for software that will be paid ratably through 2002. It is expected that the remediation will not have a material impact on the Company's financial condition or operating results. The Company is currently working on its contingency plan for Year 2000 issues, which is expected to be in place by the end of fiscal 1999.

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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

As of April 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's reported net (loss)/income or stockholders' equity. SFAS No. 130 requires changes in unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income. The prior year Consolidated Statement of Stockholders' Equity will be reclassified at year-end fiscal 1999 to conform to the requirements of SFAS No. 130. During the third quarter of fiscal 1999 and 1998, total comprehensive income/(loss) was $54,000 and ($368,000), respectively, and was ($449,000) and ($219,000) for the nine months ended December 31, 1998 and 1997, respectively.

In December 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires the Company to disclose certain information about reportable operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods. Application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.
                                       12

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders of the Company was held on December 15, 1998.

         (b)   Omitted pursuant to Instruction 3 to Item 4 of Form 10-QSB.

         (c)(i)PROPOSAL ONE:Election of five Directors by the holders of issued and outstanding shares of Common Stock:

                                       For         Abstain          Against
                                    ---------     ---------        ---------
               Amrit K. Das         5,370,621         0             13,000
               Jyoti Chatterjee     5,370,621         0             13,000
               Dan W. Heil          5,370,621         0             13,000
               Bruce E. Cummings    5,370,621         0             13,000
               Santanu Das          5,370,621         0             13,000

         (c)(ii)PROPOSAL TWO:Ratification of the approval of the Company's 1998 Stock Option Plan:

                        For:                      4,643,827
                        Against:                     38,050
                        Abstain:                     56,888
                        Broker Non-Voting           644,856

         (c)(iii)PROPOSAL THREE:Ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year beginning April 1, 1998:

                        For:                      5,374,128
                        Against:                      8,400
                        Abstain:                      1,093
                        Broker Non-Voting                -

         (d)   Not applicable.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
               10.35 Purchase Agreement dated August 13, 1998 between Research
                     Engineers Private Limited and Techna Consultancy Private Limited
               10.36 Agreement Not To Compete dated October 1, 1998 between
                     Research Engineers, Inc. and Techna Consultancy Private Limited
               27.1  Financial Data Schedule

         (b)       Reports on Form 8-K
               None
                                       14

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 11, 1999

                                          RESEARCH ENGINEERS, INC.


                                          By: /S/ WAYNE BLAIR
                                             ----------------------------------
                                             Wayne Blair
                                             Chief Financial Officer, Secretary
                                             and Treasurer (principal financial
                                             and accounting officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit 10.35 Purchase Agreement dated August 13, 1998 between Research Engineers Private Limited and Techna Consultancy Private Limited

Exhibit 10.36 Agreement Not To Compete dated October 1, 1998 between Research Engineers, Inc. and Techna Consultancy Private Limited

Exhibit 27.1   Financial Data Schedule