Form 10KSB
period 1999-03-31
RESEARCH ENGINEERS INC
filed 1999-07-02
CIK 1015920

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
     ----------

              Commission file number: 0-28560

                 RESEARCH ENGINEERS, INC.
 (Exact name of small business issuer as specified in its
                         charter)

         Delaware                        22-2356861
      (State or other                 (I.R.S. Employer
      jurisdiction of                Identification No.)
      incorporation)

 22700 Savi Ranch Parkway,                  92887
      Yorba Linda, CA                    (Zip Code)
   (Address of principal
    executive offices)

    Registrant's telephone number, including area code:
                      (714) 974-2500

  Securities registered pursuant to Section 12 (b) of the
                         Act: None

  Securities               registered pursuant to Section 12 (g) of the Act:

               Common Stock, $0.01 par value
                     (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no  disclosure  of  delinquent  filers in
response to Item 405 of  Regulation  S-B  contained in this
form, and no disclosure  will be contained,  to the best of
registrant's    knowledge,    in   definitive    proxy   or
information  statements  incorporated  by reference in Part
III of this  Form  10-KSB  or any  amendment  to this  Form
10-KSB.  [X]

State  issuer's  revenues for its most recent  fiscal year:
$10,745,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 23, 1999 was $20,550,430.

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 5,738,210 on June 23, 1999.

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

   Through the acquisition of R-Cube Technologies ("R-Cube") in February 1999, the Company has expanded into the $90 billion IT services industry, providing expertise in data-mining and embedded technologies to Internet/Intranet design and communications. In addition, in April 1999 the Company announced that it has launched the first of several e-commerce special interest portals targeting the 90 million expatriates of the Asia Pacific region now living throughout Europe and North America.

   The Company currently licenses its software products to more than 19,000 customers accounting for over 47,000 software installations and 140,000 concurrent users worldwide. A selected list of the Company's customers include:
Bechtel Corporation, Boston Edison, British Telecom, California Department of Resources, California Institute of Technology, Jet Propulsion Laboratories, Exxon Corporation, Fluor Daniel, Inc., General Dynamics, NASA, Rocketdyne, Siemens AG and Toyo Engineering. The Company's products are sold and supported domestically and internationally through its network of branch offices, subsidiaries and representatives in the United States, United Kingdom, Germany, Japan, France, Scandinavia, Australia, China, Singapore, India, Indonesia, Korea, Thailand, Malaysia, South Africa, Mexico, Russia, the Middle East and Latin America. The Company's structural and civil engineering products provide eight international language options and local design codes required by its worldwide markets.

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

   Increased use of engineering analysis and design software by small and medium-sized design/manufacturing firms. Although the engineering design industry was among the first industries to use sophisticated computer hardware and software, a significant number of small and medium-sized design/manufacturing companies could not fully utilize these products due to the costs involved. For example, prior to the availability of PC-based solutions, the cost for a typical hardware/software system capable of full-scale solid modeling functionality would start at approximately $70,000. With the advent of moderately priced powerful Pentium-based PCs (with large RAM and storage capabilities), equipped with sophisticated operating systems such as 32-bit Windows/NT, small and medium-sized design/manufacturing companies can now afford the systems to run technologically advanced engineering software. This decrease in the cost of computing power has allowed small and medium-sized design/manufacturing firms to successfully meet the new regulatory and compliance requirements described above in a cost-efficient manner thereby increasing competition in the engineering design industry.

   Growth in demand for engineering analysis products with built-in graphics functionality. Traditionally, the engineering analysis and design market has been dependent on third-party CAD products to add graphics, visualization and presentation capabilities to engineering software. However, the high cost of third-party CAD software, which can range from $6,000 to $24,000, coupled with its lack of application specific details and potential compatibility problems has created a demand for engineering products with incorporated proprietary fully integrated graphics and/or CAD technology. All of the Company's products incorporate the Company's proprietary Windows-based graphics technology to allow for visualization, verification and drawing generation capabilities. See "--Technology."

   Growth in international engineering software market. The international engineering software market is growing rapidly due in large part to the worldwide surge in infrastructure-related construction activities. The newly industrialized and emerging growth areas of the world, including Southeast Asia, China, India and the Latin American countries, have embarked on major infrastructure development and construction efforts. While the current economic situation in the region has resulted in a temporary setback, Asia/Pacific remains a focal area for the worldwide engineering software market. The Company continues to monitor the economic situation and maintain a presence in the region with the objective of taking advantage of the opportunities that emerge as the economy improves.

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

   Leveraging  Existing  Customer  Relationships.   The  Company  considers  its
relationships with existing customers to be an important corporate asset. Currently, the Company has over 19,000 customers, accounting for over 47,000 software installations and 140,000 concurrent users worldwide. The Company continually introduces new products and upgrades to enhance and extend its product line. The Company believes that its direct and frequent contact with its customers provides important market intelligence, which in turn is used to develop new, demand-driven products.

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

   Expanding International Presence. The Company intends to expand its international presence by opening offices or acquiring businesses in those foreign countries that provide the greatest potential for sales. In fiscal 1999, approximately 45% of the Company's revenues were attributable to customers located outside the United States. While the current economic situation in the region has resulted in a temporary setback, Asia/Pacific remains a focal area for the worldwide engineering software market. The Company continues to monitor the economic situation and maintain a presence in the region with the objective of taking advantage of the opportunities that emerge as the economy improves.

   The Company has extensively "localized" its software products to meet specific demands of the international market. All of the Company's products support a complete range of international measurement units. The Company's structural and civil engineering products allow customers to choose from eight major international languages and twelve market-specific design codes. The Company intends to continually evaluate whether to create additional foreign language versions of any of its products and/or to include specific international design codes within a particular product based upon, among other things, the Company's experience in particular foreign markets and the specific design approval/validation requirements of the particular foreign market.

   Expanding Through Acquisitions. In addition to the Company's internal product development activities, the Company has expanded, and expects to continue to expand, its product lines, technology and product base through acquisitions complementary to the Company's current operations. In 1990, the Company acquired The Technical Group, a software company that developed CIVILSOFT, which is regarded by many to be the leading engineering and surveying software in the industry today. In 1995, the Company acquired STARDYNE(R), the first commercially- available finite element analysis software, now regarded by many as an industry standard. In March 1996, the Company acquired ADLPipe, Inc., a software company that provided piping analysis and design solutions since 1975. In December 1996, the Company acquired QSE (Bristol) Limited, a provider of structural analysis and design software that expands the Company's product offerings to the residential and light commercial markets. In March 1997, the Company acquired from Intrasoft, Inc. the rights to STRUCT.etc, a structural engineering software product consisting of 88 small stand-alone software modules that are currently in use by thousands of architects and engineers. In October 1997, the Company acquired the animation technology assets of AXA Corporation, a private company formerly developing animation technology for the entertainment industry. The AXA products are currently being distributed as stand-alone products. The animation technology is also being integrated into the Company's next generation engineering software. In February 1999, the Company acquired R-Cube. With this acquisition the Company has expanded into the $90 billion IT services industry, providing expertise in data-mining and embedded technologies to Internet/Intranet design and communications. In March 1999, the Company acquired PacSoft, a developer of engineering software products and integration tools that expands the Company's product offerings in the civil engineering market. The Company believes that additional opportunities exist to expand its product lines by acquiring businesses, products and technologies that complement those of the Company.

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

   The following table describes the Company's core software products:

--------------------------------------------------------------------------------
Product         Product
Category          Name           Function             Applications
--------------------------------------------------------------------------------

Structural     STAAD/Pro   A comprehensive           Engineering/architectural
Engineering                workflow integrated       firms, consulting
                           solution for the          engineers, construction
                           structural engineering    companies, building
                           design office.  Includes  designers, industrial
                           STADD Analysis/Design,    plant designers,
                           STARDYNE(R) Advanced      offshore/marine
                           Finite Element Analysis   engineering,
                           and drawing generation.   petrochemical industry,
                           Extensions for            power industry,
                           structural component      manufacturing/heavy
                           design, concurrent        industries, transportation,
                           piping, engineering,      facilities,
                           and detailing.  Supports  government/municipal
                           US and all major          agencies, etc.
                           international structural
                           design codes.

               STAAD-III   Integrated structural     Engineering/architectural
                           analysis and design for   consulting firms,
                           steel/concrete/timber     construction companies,
                           codes; static/dynamic/    government and municipal
                           non-linear/seismic        agencies, industrial plant
                           analysis; incorporates    design, offshore/marine
                           U.S., British, German,    engineering, equipment
                           Japanese and other        manufacturers,
                           international codes.      transportation engineering,
                                                     facilities engineering.

               STAAD-III   Same as above - Allows    Same as above.
               Online      users to submit jobs for
                           analysis via modem on
                           a pay-per-use basis.

               QSE-Quick   Integrated analysis and   For light industrial
               Structural  design for 2D/3D          and residential
               Engineering frame structures;         applications.
                           steel/concrete design     Engineering/architectural
                           per US and British codes; consulting firms;
                           links to detailing        construction companies.
                           software.

               FabriCAD    Full-scale structural     Construction engineering,
               Suite       fabrication drawing and   fabrication shops, steel
                           detailing; estimating,    detailers, mechanical
                           production control,       equipment fabrication.
                           inventory control and
                           purchase orders.

               STRUCT.etc- A comprehensive array     For light industrial and
               STRUCTural  of structural component   residential applications.
               Engineering design software tools     Engineering/architectural
               Tool Case   ideal for efficient       consulting firms;
                           design and analysis of    construction companies.
                           steel and concrete
                           structures.
--------------------------------------------------------------------------------

Mechanical     STARDYNE(R) Finite element analysis   Aerospace, nuclear, machine
Engineering                of mechanical/structural  tools, machinery,
                           components; machine and   manufacturing, automotive,
                           equipment design;         civil/structural,
                           static/dynamic/           offshore/marine,
                           non-linear/buckling/      electrical, chemical,
                           transient/random          processing, power/energy,
                           vibration/thermal/        mining.
                           fracture/fatigue
                           analysis.

               VISUAL      3D solid modeling in      Same as above.
               SOLID       design automation;
                           integrated with finite
                           element analysis
--------------------------------------------------------------------------------

Process/Piping ADLPIPE     Analysis, design and      Power, process, industrial
Engineering                code checking of piping   plant design.
                           systems; static/dynamic/
                           seismic/non-linear
                           analysis; transient/
                           thermal analysis;
                           supports U.S., British
                           and other international
                           codes.
--------------------------------------------------------------------------------

Civil          CIVILSOFT/  Surveying, contouring,    Civil engineering
Engineering    CIVIL-      roads/highway design,     consulting firms;
               MASTER(R)      site, design, digital,    government/municipal
                           terrain,modeling,         agencies; utilities;
                           earthwork calculations,   transportation; facilities;
                           water network design,     construction companies.
                           sewer/storm drainage
                           systems, hydraulics.
--------------------------------------------------------------------------------

   Structural Engineering. The Company's structural engineering products may be used to analyze and design almost any type of structure, including, among others, buildings (residential and commercial), bridges, industrial structures, utility structures, transportation structures and transmission towers. Because of the broad analytic nature of this software, users of the Company's structural engineering product line include a wide range of organizations from Fortune 500 companies to individual consulting engineers. The Company's structural engineering product line primarily consists of STAAD, a stand-alone integrated structural analysis and design software with drafting capabilities. The STAAD user base currently consists of over 6,000 companies worldwide with more than 20,000 installations. Of the top 500 architectural/engineering companies ranked in the April 14, 1997 issue of Engineering News-Record (a McGraw-Hill publication), all of the top ten, 24 of the top 25 and 44 of the top 50 are STAAD users. In Engineering News-Record's most recent biannual survey of the structural engineering segment of the architectural engineering and construction market, STAAD was ranked third in terms of usage and likelihood of purchase. The first and second ranked software were CAD products offered by AutoCAD and Intergraph, neither of which offer structural engineering analysis and design. While most of the users of STAAD are in the structural consulting engineering business, STAAD is also used by construction companies, architects, mechanical constructors/fabricators, government agencies, utilities, petroleum producers, facility development/maintenance groups and the manufacturing industry.

   In November 1997, the Company released STAAD/Pro, its "next-generation" structural engineering software. STAAD/Pro extends the range of STAAD to include the entire structural design process - modeling, visualization, verification, analysis, design, detailing and drawing.

   The Company also offers STAAD Online, which provides all the functionality of STAAD but is sold to the customer on a pay-per-use basis. A customer is provided a package free-of-charge, which includes the STAAD input generator, post processor software and all the necessary utilities for remote connection. The customer uses the STAAD input generator to create an input file that is transferred to the STAAD Online server, via modem, for processing. Upon completion of analysis, the results are transferred back to the customer's PC. The customer is billed based on the size of the input file. The Company has positioned this product for the smaller engineering firm which may only need to utilize STAAD on a limited basis.

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

   During fiscal 1997, the Company expanded its structural engineering product line with the addition of two new products: Quick Structural Engineering (QSE) and STRUCTural Engineering Tool Case (STRUCT.etc). QSE consists of a suite of integrated analysis and design modules for frame structures. Additionally, QSE provides the engineer with a detailing mode whereby a structural model can be quickly transferred into a complete two-dimensional or three-dimensional detailed drawing. STRUCT.etc provides customers a comprehensive array of structural component design software tools ideal for the efficient design and analysis of steel, and concrete structures. Both QSE and STRUCT.etc are aimed at the residential and light commercial market segments.

   During fiscal 1998, the Company began distribution of FabriCAD Suite. The FabriCAD Suite for Windows 95 or NT is a complete suite of products that automate the fabrication process from Detailing to Production Control. Modules are included for detailing, estimating, production control, inventory control, and purchase orders. Sharing resources from a vast pool of engineering and graphical software from the Company has allowed FabriCAD to become a powerful alternative to expensive detailing/fabrication software.

   During fiscal 1999 the Company continued to enhance its STAAD/Pro product. With its applicability to a broader range of professionals in the engineering and design process, the Company has started to explore its corporate licensing program.

   Mechanical Engineering. The Company's mechanical engineering product line was added in 1995 with the acquisition of STARDYNE(R), a general purpose finite element analysis software. STARDYNE(R) was the world's first commercial finite element analysis software and has been serving the mechanical engineering segment of the industry since 1968. STARDYNE(R) has been enhanced and integrated with other products of the Company and is currently used by more than 2,000 companies worldwide. For example, STARDYNE(R) has been used by: Rockwell, to analyze the Apollo spacecraft command module; Rocketdyne, to analyze rocket engines for the space shuttles; and toy manufacturers, to design and test new products.

   To enhance its mechanical engineering product line, the Company has developed and introduced VISUAL SOLID, a full-scale three-dimensional solid modeling software. VISUAL SOLID assists engineering professionals in developing an entire three-dimensional model on a PC. Based on the 32-bit Windows/NT environments, VISUAL SOLID includes a graphics-based, intuitive, easy-to-use interface and full-scale editing facilities. VISUAL SOLID's comprehensive model development facilities include, among other facilities, Boolean operations, shape change operators, parametric editing and part assemblies. In addition, VISUAL SOLID is equipped with its own rendering engine and engineering drawing generation modules. Fully integrated with STARDYNE(R), VISUAL SOLID allows engineering professionals to automate the entire process of product design, including model development, verification/visualization, engineering calculations and design drawings.

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

   Civil Engineering. The Company's civil engineering software products, marketed under the name CIVILSOFT, address all aspects of civil engineering, including survey, contour and digital terrain modeling, hydraulics, hydrology and water/sewer network design and analysis within AutoCAD. In April, 1999 as part of the company's strategy for continued expansion in its core businesses, acquired Seattle-based PacSoft Incorporated. PacSoft is a well-respected developer of Windows(TM)-based, 3D civil engineering software products and integration tools for the engineering industry. The PacSoft acquisition not only complements the overall growth strategy of our core businesses but, with the integration of PacSoft's CivilMaster(R) with Visio Corporation's (Nasdaq:VSIO) IntelliCAD product, has greatly broadened our penetration into the new low cost IntelliCAD (computer aided design) market. PacSoft, with more than 2,200 installations worldwide, has an 18-year history of developing and marketing software for civil engineering and surveying applications. The Company believes that its civil engineering products comprise one of the industry's most versatile and comprehensive suites of civil engineering software. Over 7,500 companies currently use the Company's civil engineering software products worldwide, with more than 11,000 installations.

   Animation Technology. In fiscal 1998 the Company acquired the animation technology assets of AXA Corporation, a private company that developed animation technology for the entertainment industry. The AXA products are currently being distributed as stand-alone products. The animation technology is also being integrated into the Company's next generation engineering software.

Customers

   Research Engineers currently has over 19,000 customers accounting for over 47,000 software installations and 140,000 concurrent users worldwide. In fiscal 1999, 45% of the Company's revenues were generated from customers outside the United States.

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

   The Company conducts sales and training seminars worldwide to provide current and potential customers with additional information about its products. The highlight of the Company's fiscal 1999 seminar activities included a 21 city STAAD/Pro road show in North America to both existing and potential customers. In addition, in association with its distributors and strategic partners the Company conducted training seminars in United Kingdom, Japan, France, Germany, Scandinavia, Singapore, Malaysia, Thailand, Indonesia, India, Philippines, Middle East, China and Mexico. Since 1987, the Company has also organized Annual User Conferences for its customers. These events, which are attended by worldwide users, are intended to serve as a forum for the exchange of ideas and information. The Company has also been successful in placing its products in various colleges and universities, including Harvard University, Massachusetts Institute of Technology and California Institute of Technology, as a means of introducing its products to future generations of professionals.

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

   The Company's product development group includes experts in structural engineering, mechanical engineering, civil engineering, piping/process engineering, advanced mathematical techniques, numerical methods, computer graphics and operating system technology. The Company has established research and development facilities in the United States, United Kingdom and India. The Company's overseas offices contribute significantly to the development and maintenance of local engineering design codes that are offered in certain of the Company's products. The Company's offshore research and development facility in India is used to develop certain core technologies that require significant man-hours. Due to the availability of skilled technical personnel at a fraction of the cost for comparable personnel in the United States, this offshore research and development facility affords the Company the opportunity to obtain substantially more development effort for equivalent dollars spent in the United States. The Company believes that the use of its offshore research and development facility provides a significant competitive advantage. In addition, the Company works closely with leading universities in computer-aided engineering, including the Massachusetts Institute of Technology and the University of Pennsylvania. The Company has sponsored research projects at and procured technologies from a number of prominent universities including Vanderbilt University and Worcester Polytechnic.

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

   During fiscal years 1999 and 1998, the Company spent $2.4 million and $2.1 million, respectively, on product research and development activities. These amounts represented 22.5% and 16.6%, respectively, of net revenues in each of those years.

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

   Mathematical Models. The mathematical model in an engineering analysis includes the geometry of the system, physical properties of the components and external influences such as loads. The model of an engineering system such as an industrial building, machine component or pipeline may involve hundreds or thousands of algebraic equations that may be linear or non-linear depending upon the nature of the problem. The Company's products are comprehensive in their analysis and modeling capabilities. For example, STARDYNE(R) offers a wide range of analysis options that include static, dynamic, second order, transient, harmonic, thermal, buckling, time history, response/shock spectra, fatigue and fracture analysis. Similarly, STAAD's comprehensive loading facilities include static, dynamic, seismic, second order, moving loads, wind loads, thermal loads and loads due to movement of supports. The models are based on the fundamental laws of physics and mechanics, including static and dynamic equilibrium. In addition, the user is allowed extensive control on the analysis and design process through user specifiable parameters.

   Engineering Databases. The Company's products are equipped with databases containing engineering properties of all relevant commonly used materials and structural sections. For example, STARDYNE(R)'s material library contains data for 28 different linear and non-linear materials that can be used in a wide range of industries including aerospace, automotive, power, machinery, energy, mining, marine and manufacturing. STAAD's steel section databank contains properties of structural sections from ten different countries throughout the world. The user can specify the required data from the engineering databases which saves significant modeling time and ensures accuracy. In applicable situations, the user is allowed to create and save data for customized use.

   Numerical Algorithms. Engineering analysis models require sophisticated underlying technology to solve large systems of linear/nonlinear algebraic and differential equations. Solving these equations accurately and in a time and cost efficient manner is key to the success of any analysis project. The Company believes that its technology for solving these equations provides it with a competitive advantage. A major focus of the Company's research and development activities is the maximization of the computer's memory and storage resources for numerical solution of equations. All of the Company's products have benefited from proprietary research and development conducted in the fields of numerical solutions, data compression/storage and disk caching technologies. The solution technology in STARDYNE(R) has been developed and perfected over a period of almost thirty years since the product was first introduced in 1968. Similarly, the solution techniques used in STAAD, ADLPIPE and CIVILSOFT have been tested and proven in real life engineering projects for more than ten years in each case.

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

   Graphical User Environment. STAAD, QSE, FabriCAD, STRUCT.etc, STARDYNE(R), CIVILSOFT, ADLPIPE and VISUAL SOLID are equipped with powerful and user-friendly graphical user environments based on the principles of "concurrent engineering." With implementation of modern graphics, CAD and database technologies, the graphical user environment provides visual model generation, verification, animation and extensive plotting/printing facilities. The Company believes that the visual approach implemented in its software allows the engineer to be significantly more productive and efficient.

   Operating Systems and Hardware Platforms. The Company supports its products on a wide range of hardware platforms and operating systems. STAAD, STARDYNE(R) and ADLPIPE are supported on PCs and UNIX-based workstations including Sun Microsystems, Hewlett Packard, Digital Equipment Corporation, Silicon Graphics, IBM, RISC and Intergraph, while QSE, FabriCAD, STRUCT.etc and VISUAL SOLID are supported on PCs only. All of the Company's products are available in single user, network-based and client-server modes. The Company believes that engineers performing computer-aided engineering analysis prefer operating systems similar to Microsoft Windows. The Company has released new versions of its products for use on 32-bit Windows/NT, which are 32 bit operating systems designed for network servers, high-end personal computers and workstations. The Company believes that the enhanced speed, memory management capabilities and multitasking operation of the 32-bit Windows/NT operating systems make them the best choice for the Company's technology-driven software products. The Company's current research and development efforts are focused on developing enhanced versions of its current products to take full advantage of the 32-bit Windows/NT and other emerging 32-bit operating systems.

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

   The Company believes that it competes favorably in the engineering design and analysis market based upon the combination of technical power and ease-of-use of its software products, its integrated product line and its ability to provide local customer support on a direct basis. In order to maintain its market leadership and competitive position, the Company's intent is to continue (i) to develop its solution technologies, (ii) to further integrate emerging technologies (such as 3D solid modeling), (iii) to enhance the scope of product applications, (iv) to focus on emerging hardware/software platforms (such as 32-bit Windows/NT and other emerging 32-bit operating systems) and (v) to improve upon the ease-of-use of its software products.

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

Intellectual Property and Proprietary Rights

   The Company relies primarily on a combination of contract, copyright, trademark and trade secret laws, license and confidentiality agreements and software security measures to protect its proprietary technology. The Company distributes its products under "shrink-wrap" software license agreements, which grant end-users licenses to (rather than ownership of) the Company's products and which contain various provisions intended to protect the Company's ownership and confidentiality of the underlying technology. In addition, the Company's software is distributed with a third-party "hardware lock" to ensure copyright protection. The Company also requires all of its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. In addition, the Company periodically reviews its proprietary technology for patentability, although the Company does not have any current patents, with the exception of two patents acquired as part of the AXA asset purchase. Despite these precautions, the Company believes that existing laws provide limited protection for the Company's technology and that it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where the Company distributes products, particularly in foreign countries where the laws generally offer no protection or less protection than those of the United States. Moreover, "shrink-wrap" licenses, which are not signed by the end-user, may be unenforceable in certain jurisdictions.

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

   STAAD, QSE, FabriCAD, STRUCT.etc, CIVILSOFT, ADLPIPE and VISUAL SOLID are trademarks of the Company. STARDYNE(R) and CIVILMASTER(R) are registered trademarks of the Company.

Employees

   As of March 31, 1999, the Company had 270 employees, of which 265 were full-time employees, including 46 in product development and related support services, 75 in IT consulting, 18 in digital media production, 44 in sales and marketing and 82 in finance and administration. 90 of the Company's full-time employees were located in the United States and 175 were located internationally.

ITEM 2.  DESCRIPTION OF PROPERTY.

   The Company's corporate headquarters are located in Yorba Linda, California, in a company-owned facility consisting of approximately 41,000 square feet of office and warehouse space. In February 1999, the Company borrowed $2,320,000 under a line of credit with Imperial Bank expiring September 2000. Monthly interest is payable at 3.0% over the bank's prime rate (10.75% at March 31, 1999) and any remaining outstanding principle borrowings are due at maturity. In March 1997, the Company borrowed $1,800,000 from Union Bank of California. The loan is payable in equal monthly installments of principal plus interest at 2.25% over the LIBOR Base Rate (7.33% at March 31, 1999) with a balloon payment due at maturity in April 2007. The current principal balance at March 31, 1999 was $1,723,000. Both loans are secured by the Company's corporate headquarters in Yorba Linda, California.

   The Company owns a recently constructed 22,000 square foot research and development facility in Calcutta, India. In addition, the Company leases office space in various other locations domestically and internationally where its operations are located. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

   The Company is not presently involved in any legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO A  VOTE  OF  SECURITY
HOLDERS

   During the quarter ended March 31, 1999, no matters were submitted for vote to the Company's common stockholders.

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

   As of June 23, 1999, there were approximately 67 holders of record of the Company's Common Stock. Within the holders of record of the Company's Common Stock are brokerage firms which, in turn, hold shares of stock for beneficial owners.

   The Company has reinvested earnings in the business and has never paid any dividends to holders of the Company's Common Stock. The declaration and payment of dividends are at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

   The high and low closing sales prices of a share of the Company's Common Stock, as reported by The NASDAQ National Market, for each quarter of fiscal 1999 and 1998 are as follows:

                                                   Fiscal         Fiscal
                                                    1999           1998
                                                -------------  -------------
                                                 Low    High    Low    High
                                                -------------  -------------
     1st  Quarter (April 1 - June 30)           $5.00   $7.19  $2.63   $4.13
     2nd Quarter (July 1 - September 30)         4.50    6.13   3.00    4.25
     3rd Quarter (October 1 - December 31)       3.00    4.94   2.63    4.00
     4th Quarter (January 1 - March 31)          3.00    8.75   2.50    6.13

ITEM   6.   MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF
FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

   Research Engineers, Inc. is a leading provider of technically-sophisticated stand-alone and network-based engineering software products that provide fully-integrated easy-to-use design automation and analysis solutions for use by engineering analysis and design professionals worldwide. The Company's comprehensive line of Windows-based engineering software products includes STAAD, the Company's structural analysis and design software, as well as mechanical, civil and process/piping engineering products. The Company's software products assist engineers in performing a myriad of mission-critical engineering tasks, including the analysis and design of industrial, commercial, transportation and utility structures, pipelines, machinery, automotive and aerospace products, and survey, contour and digital terrain modeling. In addition, as a result of the acquisition of R-Cube in February 1999, the Company has expanded into the $90 billion information technology ("IT") services industry, providing expertise in data-mining and embedded technologies to Internet/Intranet design and communications. Also, in April 1999 the Company announced that it has launched the first of several e-commerce special interest portals targeting the 90 million expatriates of the Asia Pacific region now living throughout Europe and North America.

   From inception to 1985, STAAD-III was offered primarily through time-sharing services. The Company began marketing its products directly to users in 1985 in connection with the Company's release of the first PC-version of STAAD-III. During 1986, the Company began its international expansion with the establishment of a United Kingdom affiliate. An additional affiliate was established in India during the same year in conjunction with the establishment of the Company's offshore research and development facility. The Company acquired both of these commonly-controlled affiliates in fiscal 1996. In November 1995, the Company acquired its German distributor, EGIS GmbH, and established its German subsidiary, Research Engineers GmbH. In October 1998 the Company established its subsidiary in France, Research Engineers, SARL. The Company currently has branch offices, subsidiaries, distributors and representatives in the United States, United Kingdom, Germany, Japan, France, Scandinavia, Australia, China, Singapore, India, Indonesia, Korea, Thailand, Malaysia, South Africa, Mexico, Russia, and the Middle East and Latin America.

   In June 1995, the Company began a program to expand its products and services offerings by first acquiring the rights to the STARDYNE(R) software product, which enabled the Company to expand into the mechanical engineering software market. In March 1996, the Company acquired all of the assets and assumed the business of ADLPipe, Inc., a Massachusetts-based developer of process/piping engineering software. In addition, in fiscal 1997 the Company purchased all of the outstanding stock of QSE (Bristol) Limited, a structural engineering software manufacturer and marketer, and acquired rights to STRUCT etc. from Intrasoft, Inc. QSE's structural engineering product and STRUCT etc. further extended the Company's core product line by addressing the lower-end residential and light commercial/industrial construction market segment. In October 1997, the Company acquired the animation technology assets of AXA Corporation, a private company that developed animation technology for the entertainment industry. In October 1998 the Company acquired the assets of Techna Consultancy located in India, and also the assets of Calcutta On Line. These two acquisitions are providing the expertise for the Company's expansion into the digital media and e-commerce businesses. In February 1999 the Company acquired the stock of R-Cube Technologies, Inc., a Silicon Valley based provider of IT services to the leading technology corporations with a focus on Internet and Intranet applications. In March 1999, the Company purchased the stock of PacSoft Incorporated, a Seattle based provider of 3D civil engineering products under the trade name CivilMaster(R). The PacSoft acquisition has been accounted for as a pooling of interests and, accordingly the Company's financial position and results of operations for fiscal 1998 and 1999 have been restated to include PacSoft for these periods.

   The Company derives its revenues principally from sales of its engineering software products and, to a lesser extent, from sales of software maintenance contracts relating to its products. Software product revenues are recognized upon shipment. Product maintenance revenues are amortized over the length of the maintenance contract, which is usually twelve months. With the expansion into IT services in late fiscal 1999, it is expected that a significant portion of the Company's revenues will be derived from that source in the future. Revenues will be recognized as the services are performed. Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact during fiscal 2000. As the Company continues to expand its international operations, its exposure to gains and losses on foreign currency transactions continues to increase. The Company plans to consider limiting such exposure by the purchase of forward exchange contracts and/or hedging all material foreign currency-denominated receivables by specific hedge contracts.

Results of Operations

   The following table sets forth, for the periods indicated, certain statement of income data expressed as a percentage of net revenues.

                                                       Year Ended March 31,
                                                         1999        1998
    Net revenues                                        100.0 %     100.0 %
    Cost of revenues                                     10.7 %       6.7 %

    Gross profit                                         89.3 %      93.3 %
                                                       ---------  ---------

    Selling, general and administrative expenses         71.0 %      72.6 %
    Research and development expenses                    22.5 %      16.6 %
    In-process research and development expenses          0.0 %       3.5 %

    Operating income (loss)                              (4.2)%       0.6 %

    Interest, net                                        (1.8)%       0.4 %
    Other income                                          0.5 %       0.4 %
                                                       ---------  ---------

    Income (loss) before income taxes                    (5.5)%       1.4 %

    Provision (benefit) for income taxes                 (0.7)%       0.6 %
                                                       ---------  ---------

    Net income (loss)                                    (4.8)%       0.8 %
                                                       =========  =========


   Net Revenues. Net revenues for the fiscal year ended March 31, 1999 decreased by $1,987,000 (15.6%) to $10,745,000, as compared to $12,731,000 for the fiscal year ended March 31, 1998. The Company's total revenues consist of software product sales and software maintenance, support and IT services. As a percentage of total revenues, software product revenues represented 77.7% for the fiscal year ended March 31, 1999 down from 85.7% for the fiscal year ended March 31, 1998. The Company's maintenance, support and services revenues increased by $573,000 (31.4%) to $2,400,000, as compared to $1,826,000 for the fiscal year ended March 31, 1998, primarily due to $435,000 of IT services revenue relating to the Company's acquisition of R-Cube in February 1999.

   The decrease in net revenue was primarily attributable to: (1) the decline in economic conditions in Southeast Asia that started during the latter part of fiscal 1998, which was partially offset by increased revenues in India resulting from the acquisition of Techna (revenues to Southeast Asia represented 16.7% of revenue in fiscal 1999 as compared to 25.7% for fiscal 1998), and (2) a decrease in the sales from Europe primarily the result of the poor performance by the Company's distributor in Germany. The decreases in Southeast Asia and Europe were offset slightly by the IT service revenue relating to the R-Cube acquisition. International net revenues as a percentage of total net revenues were 45.1% for the fiscal year ended March 31, 1999 as compared to 53.6% for the fiscal year ended March 31, 1998.

   Revenues are derived largely from sales of the Company's engineering software products and, to a lesser extent, from sales of software maintenance contracts relating to its products. Software product revenues are recognized upon shipment. In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, issued in 1997, which supercedes SOP 91-1, product maintenance revenues are amortized over the length of the maintenance contract, which is usually twelve months. The implementation of SOP 97-2 did not result in any material changes from the Company's previous practice. SOP 97-2 has been amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which is effective for fiscal years beginning March 15, 1999. Application of this accounting standard is not expected to have a material impact on the Company's results of operations. Additional revenue is derived from providing IT services. The revenue resulting from providing these services is recognized as the services are performed.

   The Company's domestic revenues and sales to foreign customers originated in the U.S. are denominated in U.S. Dollars. However, revenues and expenses for the Company's foreign subsidiaries and sales offices are usually recorded in the applicable foreign currency and translated with any applicable foreign exchange adjustments. There were no foreign exchange gains or losses which were material to the Company's financial results during the fiscal years ended March 31, 1999 and 1998.

   Gross profit. Gross profit decreased as a percentage of net revenues by 4.0 % to 89.3% for the fiscal year ended March 31, 1999 as compared to 93.3% for the fiscal year ended March 31, 1998. This decrease was attributable to the decrease in sales volume combined with an increase in cost of revenues primarily due to the costs of providing IT services resulting from the R-Cube acquisition. Costs of goods sold are not normally significant as a percentage of net revenues due to the nature of the Company's products.

   Selling, general and administrative expense. Selling, general and administrative expense decreased by $1,608,000 (17.4%) to $7,630,000 in the fiscal year ended March 31, 1999 as compared to $9,238,000 for the fiscal year ended March 31, 1998, and decreased as a percentage of net revenues from 72.6% to 71.0%. Selling expenses decreased as a result of the lower commissions associated with the lower net revenues in the oversees markets. General and administrative expenses decreased slightly in 1999 even though the Company incurred non-recurring costs related to terminated acquisitions of $296,000, increased costs in India related to the Techna operations and the start-up of the recently announced Digital Media Group and costs resulting from the acquired R-Cube business. These costs were offset by a decrease in bad debt expense, $150,000 in fiscal year 1999 compared to $315,000 in fiscal year 1998, and decreases in a number of other expenses, none of which by themselves were significant.

   Research and development expense. Research and development expense increased by $299,000 (14.2%) to $2,415,000 for the fiscal year ended March 31, 1999 as compared to $2,116,000 for the fiscal year ended March 31, 1998, and increased as a percentage of net revenues to 22.5% from 16.6%. Research and development expenses consist primarily of software developers' wages. The increase was primarily attributable to the addition of research and development personnel beginning in the latter part of fiscal 1998 in the United States and India as a result of bringing the Company's STAAD/Pro product to market.

   In-process research and development. The in-process research and development expense for the fiscal year ended March 31, 1998 relates to the acquisition of the animation software assets of AXA Corporation during October 1997. Included in the assets acquired were costs of $450,000 of in-process research and development. In the opinion of management, the technological feasibility of the acquired development had not yet been established and the technology had no future alternative uses at the time of the acquisition, and accordingly, these amounts were expensed in the period of acquisition. There were no acquisitions in the fiscal year ended March 31, 1999 which resulted in a corresponding expense.

   Other income. Net interest expense was $191,000 for the fiscal year ended March 31, 1999, as compared to net interest income of $45,000 for the fiscal year ended March 31, 1998. The decrease in interest income is the result of a decline in the Company's short-term investment balances, combined with an increase in interest expense due to an increase in capitalized leases for equipment purchased during the fiscal year and the interest associated with the line of credit used to acquire R-Cube.

   Income taxes. Income tax expense decreased by $143,000 due to an income tax benefit of $71,000 in the fiscal year ended March 31, 1999 as compared to an income tax expense of $72,000 for the fiscal year ended March 31, 1998. The benefit is primarily the result of a pretax loss in the United States. As a result, the Company increased its deferred tax asset during the fiscal year by $285,000 and believes that this asset will be realizable against future earnings.

Liquidity and Capital Resources

   The Company currently finances its operations (including capital expenditures) primarily through cash flows from operations as well as its cash and cash equivalents. The Company's principal sources of liquidity at March 31, 1999 consisted of $2,011,000 of cash.

   The increase in cash used in operations during the fiscal year ended March 31, 1999 was primarily a result of the net loss for the year. Additional factors contributing to the decrease in cash and investments were increases in accounts receivable and other assets, offset by increases in accounts payable, accrued expenses, bank debt and capital lease obligations.

   The increase in the amount of cash used in investing activities was primarily attributable to the acquisitions of R-Cube, Techna and Calcutta Online. Additional cash was expended for capital expenditures, largely attributable to the construction of a new facility in India and the start-up of the Digital Media Group. These expenditures were offset partially by net proceeds from the sale of short term investments.

   The Company's primary source of financing cash flows has been borrowings from banks. The Company has a $2,320,000 line of credit with Imperial Bank. The line of credit bears interest at the prime rate plus 3.0% (10.75% at March 31, 1999) and is collateralized by substantially all of the assets of the Company and is guaranteed by a major shareholder. The line expires September 2000. As of March 31, 1999, the entire line of $2,320,000 was used to complete the acquisition of R-Cube.

   In March 1997, the Company borrowed $1,800,000 from Union Bank of California. These borrowings are secured by the Company's corporate headquarters in Yorba Linda, California. The loan is payable in equal monthly installments of principal plus interest at 2.25% over the LIBOR Base Rate (7.33% at March 31, 1999) with a balloon payment due at maturity in April 2007.

   The Company believes that its current cash and cash equivalents and cash generated from operations will provide adequate working capital to fund the Company's operations at currently anticipated levels through at least March 31, 2000. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financings. There can be no assurance that such additional financings will be available, if needed, or, if available, will be on terms satisfactory to the Company.

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

   The Company has increasingly relied on distributors and representatives to market its products, particularly in the Asia-Pacific market. The Company's revenue in any particular quarter may be negatively impacted by a lower than anticipated performance of any significant distributor or representative. The Company does not offer a right of return to distributors or representatives. The Company does, however, provide extended payment terms (up to 90 days) and commissions to these distributors and representatives. Commissions range from 20% to 70% of gross sales. These commissions are recorded at the time of sale and are reflected in selling expenses in the consolidated statements of operations. Sales in other regions (North America and Europe) are generally made without commissions. The Company continues to assess the costs and benefits of continuing to offer these commissions and to evaluate means whereby the amounts can be reduced. Means by which commissions may be reduced include, but are not limited to, opening additional foreign sales offices, establishing new foreign subsidiaries and renegotiating current commission amounts with foreign distributors and representatives. The Company may, however, find it necessary in the future to continue to provide commissions at current levels or possibly increase them in order to expand international sales, which could negatively impact operating income.

   The Company's success is dependent on its ability to continue to develop, enhance and market new products to meet its customers' sophisticated needs in a timely manner and which are consistent with current technological developments. The Company is committed to new product development and this commitment has already resulted in new sources of revenue. For example, in April 1999 the Company announced that it has launched the first of several e-commerce special interest portals targeting the 90 million expatriate professionals of the Asia Pacific region now living throughout Europe and North America.

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

   To expand its markets, the Company's business strategy includes growth through acquisitions. For instance, through the acquisition of R-Cube in February 1999, the Company has expanded into the $90 billion IT services industry. Identifying and pursuing acquisition opportunities and integrating acquired products and businesses requires a significant amount of management time and skill. There can be no assurance that the Company will be able to identify suitable acquisition candidates, consummate any acquisition on acceptable terms or successfully integrate any acquired business into the Company's operations. There also can be no assurance that any future acquisition will not have an adverse effect upon the Company's operating results, particularly in the fiscal quarters immediately following consummation of the acquisition while the acquired business is being integrated into the Company's operations.

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

   The Company's systems (both IT and non-IT), equipment and processes were substantially Year 2000 ready by the end of March 1999. The actual cost of remediation is approximately $250,000, most of which represents lease payments for software that will be paid ratably through 2002. The Company is currently working on its contingency plan for Year 2000 issues, which is expected to be in place by the end of July 1999.

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

Impact of Recently Issued Accounting Standards

   In 1998 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which modifies SOP 97-2, Software Revenue Recognition, to allow for use of the residual method of revenue recognition provided that certain criteria have been met. SOP 98-9 is effective for fiscal years beginning March 15, 1999. The Company does not believe that the adoption of this accounting standard will have a material impact on the Company's results of operations.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is required to adopt the statement in the first quarter of fiscal year 2001. The Company is currently studying the impact of this pronouncement on its financial statements but has not yet determined the impact on its results of operations.

   In 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use. In 1998, the AICPA also issued SOP 98-5, Reporting on the Costs of Start-up Activities, which provides guidance concerning the costs of start-up activities. For accounting purposes start-up activities are defined as one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory or with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. Both pronouncements are effective for financial statements of years beginning after December 31, 1998, with earlier application encouraged. The Company does not believe that adoption of these pronouncements will have a material impact on its financial statements.

ITEM 7.  FINANCIAL STATEMENTS.



        Index to Consolidated Financial Statements

1.    Independent Auditors' Report                                     22

2.    Consolidated Financial Statements

          Consolidated Balance Sheet as of March 31, 1999              23

          Consolidated Statements of Operations for the years
          ended March 31, 1999 and 1998                                24

          Consolidated Statements of Stockholders' Equity and
          Comprehensive Income (Loss) for the years ended
          March 31, 1999 and 1998                                      25

          Consolidated Statements of Cash Flows for the years
          ended March 31, 1999 and 1998                                26

          Notes to Consolidated Financial Statements                   28

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Engineers, Inc. and subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.



                        /s/ KPMG LLP




Orange County, California
May 17, 1999

         RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

                Consolidated Balance Sheet

                      March 31, 1999

    (In thousands, except share and per share amounts)



                          Assets
Current assets:
  Cash and cash equivalents                                  $   2,011
  Accounts receivable (net of allowance for
   doubtful accounts of $356)                                    2,924
  Deferred income taxes                                          1,041
  Notes and related party loans receivable                          50
  Prepaid expenses and other current assets                        588
                                                              ---------

      Total current assets                                       6,614

Property, plant and equipment, net                               4,078
Goodwill and intangible assets (net of
  accumulated amortization of $854)                              3,279
Other assets                                                       791
                                                              ---------

                                                             $  14,762
                                                              =========

           Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term bank debt                     $      66
  Current portion of capital lease obligations                     102
  Accounts payable                                                 432
  Accrued expenses                                                 830
  Income taxes payable                                             412
  Deferred maintenance revenue                                   1,090
  Other                                                             12
                                                              ---------

      Total current liabilities                                  2,944

Long-term bank debt, net of current portion                      4,474
Capital lease obligations, net of current portion                  464
Deferred income taxes                                              290
                                                              ---------

      Total liabilities                                          8,172
                                                              ---------

Commitments (Note 8)

Stockholders' equity:
  Preferred stock, par value $.01.  Authorized
   5,000,000 shares; issued and outstanding none                     -
  Common stock, par value $.01.  Authorized 20,000,000
   shares; issued and outstanding 5,738,210 shares                  57
  Additional paid-in capital                                     6,623
  Retained earnings                                                176
  Accumulated other comprehensive loss:
   Cumulative foreign currency translation adjustments            (266)
                                                              ---------

      Total stockholders' equity                                 6,590
                                                              ---------

                                                             $  14,762
                                                              =========

See accompanying notes to consolidated financial statements.

           Consolidated Statements of Operations

            Years ended March 31, 1999 and 1998

    (In thousands, except share and per share amounts)



                                                1999            1998
                                             ----------      ----------
Net revenues:
  Product sales                               $  8,345        $  10,905
  Maintenance, support and services              2,400            1,826
                                              ---------        ---------

      Total net revenues                        10,745           12,731

Cost of revenues                                 1,150              854
                                              ---------        ---------

      Gross profit                               9,595           11,877
                                              ---------        ---------

Operating expenses:
  Selling, general and administrative            7,630            9,238
  Research and development                       2,415            2,116
  In-process research and development                -              450
                                              ---------        ---------

      Total operating expenses                  10,045           11,804
                                              ---------        ---------

      Operating (loss) income                     (450)              73
                                              ---------        ---------

Other expense (income):
  Interest, net                                    191              (45)
  Other                                            (50)             (55)
                                              ---------        ---------

      Total other expense (income)                 141             (100)
                                              ---------        ---------

(Loss) income before income taxes                 (591)             173

Income tax (benefit) expense                       (71)              72
                                              ---------        ---------

      Net (loss) income                       $   (520)        $    101
                                              =========        =========

Net (loss) income per common share:

   Basic                                      $  (0.09)        $   0.02
                                              =========        =========
   Diluted                                    $  (0.09)        $   0.02
                                              =========        =========

Common shares used in computing net (loss) income per common share:

   Basic                                     5,733,210         5,745,457
                                             =========         =========
   Diluted                                   5,733,210         5,834,740
                                             =========         =========

See accompanying notes to consolidated financial statements.

    Consolidated Statements of Stockholders' Equity and
                Comprehensive Income (Loss)

            Years ended March 31, 1999 and 1998

           (In thousands, except share amounts)



                                                    Accumulated
                  Common Stock                         other              Total
                ----------------                      compre-    Total   compre-
                  Number         Additional           hensive    stock-  hensive
                    of      Par   paid-in   Retained  income    holders' income
                  shares   value  capital   earnings  (loss)     equity  (loss)
                ---------- ----- ---------- -------- ---------- -------- -------
Balance,
 March 31,
 1997           5,751,000  $  57  $  6,786   $  595    $  83   $  7,521

Net income            --      --       --       101       --        101  $  101

Foreign currency
 translation          --      --       --        --     (226)      (226)   (226)

Unrealized loss
 on investments       --      --       --        --       (8)        (8)     (8)
                 --------    ----   ------    ------  -------    ------- -------

Comprehensive
 loss for the
 year ended
 March 31,
 1998                 --      --       --       101     (234)        --  $ (133)
                                                                         =======

Repurchase of    (26,290)     --     (200)       --       --       (200)
 common stock

Exercise of
 stock options     3,000      --        8        --       --          8
                 --------  ------   ------   -------  -------    -------

Balance,
 March 31,
 1998          5,727,710   $  57  $ 6,594    $  696   $ (151)     7,196

Net loss              --      --       --      (520)      --       (520) $ (520)

Foreign currency
 translation          --      --       --        --     (117)      (117)   (117)

Unrealized gain
 on investments       --      --       --        --        2          2       2
                 --------  ------   ------   -------  -------    ------- -------

Comprehensive
 loss for the
 year ended
 March 31,
 1999                 --      --       --      (520)    (115)        --  $ (635)
                                                                         =======
Exercise of
 stock options    10,500      --       29        --       --         29
                 --------  ------   ------   -------  -------    -------

Balance,
 March 31,
 1999          5,738,210   $  57  $ 6,623    $  176  $  (266)   $ 6,590
              ===========  ====== ========   ======= ========   ========

See accompanying notes to consolidated financial statements.

           Consolidated Statements of Cash Flows

            Years ended March 31, 1999 and 1998

                      (In thousands)


                                                 1999             1998
                                              ----------        ---------

Cash flows from operating activities:
  Net (loss) income                           $    (520)        $    101
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
    In-process research and development               -              450
    Depreciation and amortization                 1,126            1,088
    Deferred income taxes                          (285)            (278)
    Gain on investments                             (20)             (44)
    Changes in operating assets and
     liabilities, (net of acquisitions):
     Accounts receivable                           (166)             (93)
     Notes and related party loans
       receivable                                   103              (44)
     Prepaid expenses and other
       current assets                              (168)              70
     Other assets                                  (242)            (783)
     Accounts payable                                (7)              27
     Deferred maintenance revenue                    75              239
     Income taxes payable                           (51)             172
     Accrued expenses                                94              (99)
     Other current liabilities                      (40)             (24)
                                               ---------        ---------

         Net cash provided by (used
           in) operating activities                (101)             782
                                               ---------        ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment        (805)            (924)
  Purchase of short-term investments               (491)          (4,652)
  Sale/maturity of short-term investments         2,139            4,763
  Payments to acquire companies, net
   of cash acquired                              (2,644)            (550)
                                               ---------        ---------

         Net cash used in investing
           activities                            (1,801)          (1,363)
                                               ---------        ---------

Cash flows from financing activities:
  Proceeds from issuance of bank debt             2,875              27
  Repayment of bank debt                           (270)           (259)
  Payment of capital lease obligations              (69)             --
  Common stock issuance                              29               8
  Common stock repurchase                            --            (200)
                                               ---------       ---------

         Net cash (used in) provided
           by financing activities                2,565            (424)
                                               ---------       ---------

  Effect of exchange rate changes on
   cash and cash equivalents                        (42)           (226)
                                               ---------       ---------
         (Decrease)/increase in cash
           and cash equivalents                     621          (1,231)

Cash and cash equivalents, beginning of year      1,390           2,621
                                               ---------       ---------

Cash and cash equivalents, end of year         $  2,011        $  1,390
                                               =========       =========

                        (Continued)

                                                 1999            1998
                                               ---------      ---------

Supplemental cash flow information:

  Amounts paid for:
   Interest                                    $    273       $    153
   Income taxes                                     276            141

Non-cash transactions:

  Acquisition of equipment under
   capital lease obligations                   $    635       $     --
  Unrealized (loss)/gain on investments               2             (8)

Payments to acquire companies, net of cash acquired:

  Assets acquired                              $  3,108       $    100
  Liabilities assumed                              (464)            --
  Purchased research and development                 --            450
                                               ---------      ---------

                                               $  2,644       $    550
                                               =========      =========

See accompanying notes to consolidated financial statements.

         RESEARCH ENGINEERS, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements





 (1) Summary of Significant Accounting Policies

    Organization

    Research Engineers, Inc. ("REI") was incorporated in New Jersey in 1981 and is currently headquartered in Yorba Linda, California. Effective April 26, 1996 REI entered into a merger agreement with Research Engineers, Inc., a Delaware corporation, and a wholly-owned subsidiary of REI ("Surviving Company"). On the effective date REI common stock issued and outstanding was converted into shares of common stock of the Surviving Company. REI develops and markets structural, mechanical, civil and process/piping engineering software products worldwide. REI and its subsidiaries also provide information technology ("IT") services, with a focus on internet and intranet applications.

    Principles of Consolidation

    The consolidated financial statements include the accounts of Research Engineers, Inc. and its wholly-owned subsidiaries. All significant transactions among the consolidated entities have been eliminated upon consolidation. The consolidated entity is sometimes referred to as "the Company" in the accompanying consolidated financial statements. The Company's reported results for both of the fiscal years presented in these financial statements have been restated to include the balances and results of operations of PacSoft Incorporated ("PacSoft") as a result of the Company's acquisition of PacSoft in March 1999 (see Note 2).

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Fair Value of Financial Instruments

    Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At March 31, 1999, management believes that the carrying amounts of cash and cash equivalents, short-term investments, receivable and payable amounts, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its bank debt and capital lease obligations approximate their fair value as the interest rates approximate a rate that the Company could obtain under similar terms at the balance sheet date.

    Foreign Currency Translation

    The financial position and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. Dollars (the reporting currency) at the exchange rate in effect at each year-end. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations and are not material for fiscal 1999 and 1998.

    Cash and Cash Equivalents

    The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

    Short-Term Investments

    The Company's short-term investments have historically consisted of United States government agency securities, classified as held-to-maturity, and common stock marketable equity securities, certificates of deposit and mutual funds, classified as available-for-sale. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investments classified as available-for-sale have been recorded at fair value and investments classified as held-to-maturity are reported at amortized cost. There are no short term investment balances at March 31, 1999. As such, there are no unrealized gains or losses on investments classified as available-for-sale recorded in accumulated other comprehensive income (loss) as of March 31, 1999. All realized gains and losses are computed on the specific identification basis.

    Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

              Building                               39 years
              Computer equipment                      5 years
              Computer software                       3 years
              Office equipment and furniture        5-7 years

    Leasehold improvements are amortized over the lesser of the life of the asset or the term of the lease but not in excess of 5 years.

    Goodwill

    The Company amortizes costs in excess of the fair value of net assets of businesses acquired ("goodwill") using the straight-line method over the estimated useful lives of the businesses acquired, usually a period of 5-15 years. Goodwill amortization was $362,000 and $307,000 for the years ended March 31, 1999 and 1998, respectively.

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

    Software Development Costs and Purchased Technology

    The Company capitalizes costs related to the development of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. As of March 31, 1999 capitalized costs of approximately $704,000, net of accumulated amortization, were included in other assets. Approximately $311,000 of this amount represents the cost of software developed by third parties on behalf of the Company. The remaining $393,000 represents purchased technology. Additions to capitalized software were $116,000 and $625,000 during fiscal 1999 and 1998, respectively.

    Capitalized software development costs and purchased technology are amortized using the straight-line method over three to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to operations was approximately $329,000 and $213,000 for the years ended March 31, 1999 and 1998, respectively. Accumulated amortization on capitalized software was $601,000 and $275,000 as of March 31, 1999 and 1998, respectively.

    Revenue Recognition

    Revenue from  software  sales is recognized  upon shipment  provided that no
    significant   post-contract  support   obligations  remain  outstanding  and
    collection of the resulting receivable is deemed probable. The Company's sales do not provide a specific right of return. At the time of sale, the Company typically provides 120-day initial maintenance and support to the customer. Costs relating to this initial 120-day support period, which include primarily telephone support, are not considered material. After the initial support period, customers can choose to purchase ongoing maintenance contracts that include telephone, e-mail and other support, and the right to purchase upgrades at a discounted price. Revenue from these maintenance contracts is deferred and amortized using the straight-line method over the life of the contract, usually twelve months. Revenue from providing IT services is recognized as services are performed.

    In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which superceded SOP 91-1. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. The Company adopted SOP 97-2 in the first quarter of fiscal 1999, the implementation of which resulted in no material changes to the Company's previous practice. In 1998 the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which modifies SOP 97-2 to allow for use of the residual method of revenue recognition provided that certain criteria have been met. SOP 98-9 is effective for fiscal years beginning March 15, 1999. Application of this accounting standard is not expected to have a material impact on the Company's results of operations.

    Research and Development

    Research and development costs are charged to operations as incurred. In-process research and development is charged to operations in the period acquired.

    Income Taxes

    The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    Net Income per Share

    In December 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share ("EPS"). SFAS No. 128 simplifies the computation of EPS by replacing primary and fully diluted EPS with basic and diluted EPS. Basic EPS is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. See Note 11 "Earnings (Loss) Per Share" for computation of EPS.

    Comprehensive Income (Loss)

    The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS 130 established standards for the reporting and display of comprehensive income. Components of comprehensive income include net income (loss), foreign currency translation adjustments and unrealized gain (loss) on investments.

    Stock-Based Compensation

    The Company has implemented SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company continues to follow the guidance of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date. Accordingly, the Company has recognized no compensation expense on its stock option plans. As required by SFAS No. 123, the Company discloses in Note 5 "Stockholders' Equity" the pro forma effect on operations, as if compensation costs were recorded at the estimated fair value of the stock options granted.

    Segment Reporting

    The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. See Note 10 "Segment and Geographic Data" for description of and disclosures regarding the Company's significant reportable segments.

    Recent Accounting Developments

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is required to adopt the statement in the first quarter of fiscal year 2001. The Company is currently studying the impact of this pronouncement on its financial statements but has not yet determined the impact on its results of operations.

    In 1998,  the AICPA  issued SOP 98-1,  Accounting  for the Costs of Computer
    Software Developed or Obtained for Internal Use, which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use. In 1998, the AICPA also issued SOP 98-5, Reporting on the Costs of Start-up Activities, which provides guidance concerning the costs of start-up activities. For accounting purposes start-up activities are defined as one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory or with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. Both pronouncements are effective for financial statements of years beginning after December 31, 1998, with earlier application encouraged. The Company does not believe that adoption of these pronouncements will have a material impact on its financial statements.

    Reclassifications

    Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.


(2) Acquisitions

    The Company has consummated a number of acquisitions during the fiscal years ended March 31, 1999 and 1998. Except for the PacSoft acquisition discussed below, all acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired assets and assumed liabilities have been included with those of the Company subsequent to effective dates of the respective acquisitions. All assets acquired and liabilities assumed (except for those of PacSoft) were recorded at their estimated fair market values at the date of acquisition in the consolidated balance sheet.

    PacSoft Incorporated

    On March 31, 1999, the Company acquired all of the outstanding stock of PacSoft Incorporated, a developer of engineering software products and integration tools for the engineering industry, in exchange for 50,000 shares of the Company's common stock. This acquisition has been accounted for using the pooling of interests method of accounting for business combinations. Accordingly, the Company's financial statements for the years ended March 31, 1999 and 1998 have been restated herein to include the historical results of operations of PacSoft for those respective periods. The total assets and liabilities of PacSoft included in the consolidated balance sheet of the Company as of March 31, 1999 were $51,000 and $5,000, respectively. Prior to the merger, PacSoft had a fiscal year-end of December
    31. PacSoft results have been restated to conform to the Company's fiscal year. Net revenues and net loss for the nine-month period ended December 31, 1998 (unaudited) were $296,000 and $4,000, respectively. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows (in thousands):

                                               For the year ended
                                                    March 31,
                                             ---------------------
                                                1999        1998
                                             ---------   ---------
        Net revenues:
           Company, excluding PacSoft        $  10,380   $  12,346
           PacSoft                                 365         385
                                             ----------  ----------
              Consolidated                   $  10,745   $  12,731
                                             ==========  ==========

        Net (loss) income:
           Company, excluding PacSoft        $    (508)  $      88
           PacSoft                                 (12)         13
                                             ----------  ----------
              Consolidated                   $    (520)  $     101
                                             ==========  ==========

    R-Cube Technologies, Inc.

    On February 26, 1999, the Company acquired all of the outstanding common stock of R-Cube Technologies, Inc. (R-Cube), an established provider of Information Technology (IT) services, for $2,320,000 in cash. The funds used for the acquisition were provided by a new bank credit agreement (see Note
    4). The Company incurred approximately $283,000 in related acquisition costs.

    The purchase price allocation for the acquisition of R-Cube is summarized as follows (in thousands):


         Current assets, including cash of $263        $    809
         Property and equipment                              21
         Other non-current assets                             2
         Goodwill                                         2,235
         Current liabilities                               (464)
                                                       =========
                                                       $  2,603
                                                       =========

    As the Company's fiscal 1999 financial statements only include one month of operations of R-Cube, the following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company and R-Cube as if the acquisition had occurred as of April 1, 1997, giving effect to purchase accounting adjustments.

                                      For the pro forma year
                                          ended March 31,
                                     -------------------------
                                        1999           1998
                                     ----------     ----------
                                            (unaudited)

        Net revenues                 $  14,742      $  14,286
        Net loss                     $    (878)     $     (99)
        Basic loss per share         $   (0.15)     $   (0.02)
        Diluted loss per share       $   (0.15)     $   (0.02)

    The pro forma amounts reflect the results of operations for the Company including R-Cube and the following purchase accounting adjustments for the periods presented:

        1. Amortization of goodwill, straight-line, over a useful life of 15 years;

        2. The addition of interest expense on debt incurred to finance the acquisition; and

        3.  Estimated income tax effect on the pro forma adjustments.

    The pro forma loss per share data is based on the Company's weighted average number of common shares during fiscal 1999 and 1998. The unaudited pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had R-Cube operated as part of the Company for the fiscal years ended March 31, 1999 and 1998.

    Techna Consultancy Private Limited

    On October 1, 1998, the Company, through its subsidiary in India, acquired Techna Consultancy Private Limited ("Techna"), a software developer and consultant. The purchase price of $254,000 in cash primarily related to an agreement not to compete and the assumption of employee base. The purchase price was allocated to intangible assets which will be amortized straight-line over 5 years.

    Calcutta On-line

    In October, 1998 the Company acquired Calcutta Online, a website developer. The purchase price of $50,000 in cash primarily related to an agreement not to compete and the assumption of employee base. The purchase price was allocated to intangible assets which will be amortized straight-line over 5 years.

    AXA Corporation

    On October 3, 1997, the Company purchased certain assets of AXA Corporation ("AXA"), a software developer and marketer. The purchase price of the acquired assets was a cash payment of $550,000. On the date of acquisition, the Company determined that no alternative future use existed for the research and development in progress acquired and charged $450,000 to operations. The portion of the purchase price allocated to goodwill will be amortized straight-line over 5 years.

    The purchase price allocation for the acquisition of certain assets of AXA is summarized as follows (in thousands):

                                                     AXA
                                                  ---------

         Property and equipment                   $      3
         Goodwill                                       97
         In-process research and development           450
                                                  =========
                                                  $    550
                                                  =========

    Pro forma disclosures have not been provided for the Techna, Calcutta Online and AXA acquisitions as they would not be significantly different from reported results for fiscal years ended March 31, 1999 and 1998.


(3) Property, Plant and Equipment

    Property, plant and equipment, at cost, as of March 31, 1999 consists of the following (in thousands):

            Land                                    $    550
            Building                                   1,983
            Office and computer equipment,
              software and furniture                   2,286
            Assets under capital lease                   635
                                                    ---------
                                                       5,454

            Accumulated depreciation                  (1,376)
                                                    ---------
            Net property, plant and equipment       $  4,078
                                                    =========

 (4) Line of Credit and Bank Debt

    Long-term bank debt consists of the following at March 31, 1999 (in thousands):

    Revolving line of credit payable to bank, bearing
      interest at 3.0% over the bank's prime rate
      (10.75% at March 31, 1999) through maturity
      of September 2000, secured by substantially all
      of the assets of the Company and guaranteed by a
      major shareholder                                          $   2,320

    Mortgage  payable to bank,  monthly  payments
      of principal  plus interest at 2.25% over the
      LIBOR Base Rate  (7.33% at March 31, 1999)
      through maturity  of April  2007,  secured by
      certain  real  estate  owned by the Company                    1,723

    Capital lease  obligations  maturing at dates
      ranging from October,  2001 to November, 2003,
      secured by the leased assets                                     566

    Other                                                              497
                                                                 ----------
         Total                                                       5,106

         Less current portion                                          168
                                                                 ----------
                                                                 $   4,938
                                                                 ==========

    The revolving line of credit contains certain restrictive covenants, all of which have either been complied with or for which a waiver has been received at March 31, 1999. There are no available borrowings under this credit facility at March 31, 1999.

    The long-term bank debt matures in each of the following years ending March 31 (in thousands):

                    2000            $     168
                    2001                2,589
                    2002                  275
                    2003                  275
                    2004                  252
                    Thereafter          1,547
                                    ----------
                                    $   5,106
                                    ==========

 (5) Stockholders' Equity

    Stock Repurchase

    On December 16, 1997, in accordance with Amendment No. 1 to the Agreement and Plan of Reorganization dated March 8, 1996 between the Company and ADLPipe, Inc., the Company repurchased 26,290 shares of common stock for $200,000.

    Warrants

    Warrants issued to the underwriters as part of the Company's initial public offering to purchase 130,000 shares of common stock at $6.00 per share were outstanding and exercisable during fiscal 1999 and 1998. These warrants expire July 26, 2001.

    Stock Option Plans

    The Company has three adopted employee stock option plans:

                                                                        Shares
                                          Adopted       Terminates    Authorized
                                         ---------      ----------    ----------
        Research Engineers, Inc.
          1998 Stock Option Plan
          (the "1998 Plan")             December 1998   November 2008   500,000

        Research Engineers, Inc.
          1997 Stock Option Plan
          (the "1997 Plan")             February 1997   February 2007   300,000

        Research Engineers, Inc.
          1996 Stock Option Plan
          (the "1996 Plan")               April 1996      April 2006    294,000

    Each of the plans provides for the granting of shares as either Incentive Stock Options (ISOs) or Non-Qualified Stock Options (NQOs). Options under all plans generally vest over 3 years, though the vesting periods may vary from person to person, and are exercisable subject to continued employment and other conditions. As of March 31, 1999, there were 257,400 options available for grant and no options exercisable under the 1998 Plan, no options available for grant and 85,833 options exercisable under the 1997 Plan, and 1,550 options available for grant and 148,867 options exercisable under the 1996 Plan.

    During fiscal 1998, the Company granted 20,000 stock options outside of the above described plans. These options vest at the rate of 2,500 options per quarter with an exercise price of $2.81.

    The following is a summary of activity related to all outstanding stock options (number of shares in thousands):

                                                       Weighted
                                               Number  average
                                                of     exercise
                                              shares    price
                                              ------   --------
         Outstanding at April 1, 1997           326     $ 2.75

         Granted                                221       2.95
         Exercised                               (3)      2.75
         Forfeited                              (56)      2.83
                                              ------
         Outstanding at March 31, 1998          488       2.81

         Granted                                379       3.07
         Exercised                              (10)      2.80
         Forfeited                              (15)      2.84
                                              ------
         Outstanding at March 31, 1999          842     $ 2.86
                                              ======

    As discussed in Note 1, the Company accounts for its stock options based on the intrinsic value of a grant as of the date of the grant in accordance with APB No. 25. Accordingly, no compensation expense has been recognized in 1999 or 1998 for options granted. Had compensation cost been recognized in accordance with the fair value provisions of SFAS No. 123, pro-forma and assumption information would have been as follows for the fiscal years ended March 31 (dollars in thousands, except amounts per share):

                                                 1999          1998
                                              ----------     ---------

        Net (loss) income - as reported       $    (520)     $     101
        Net loss - pro forma                       (852)          (130)
                                              ==========     ==========
        Basic net (loss) income per share -
          as reported                         $   (0.09)     $    0.02
          pro forma                               (0.15)         (0.02)
        Diluted net (loss) income per share -
          as reported                             (0.09)          0.02
          pro forma                               (0.15)         (0.02)
                                              ==========     ==========
        Weighted average fair value of
          options granted                     $    3.01      $    2.91
                                              ==========     ==========

        Black-Scholes option pricing model assumptions:
          Dividend yield                             --             --
          Expected volatility                       63%             48%
          Risk-free interest rate                 4.53%           5.57%
          Expected option lives (in years)           5               5

    At March 31, 1999, the range of exercise prices and the weighted average remaining contractual life of outstanding options were $2.63 - $3.30 and
    8.59 years, respectively.


(6) Related Party Transactions

    In October 1996, the Company loaned $37,500 to a stockholder, with principal and accrued interest originally due in October 1997. The note's maturity date was extended to March 2000. Interest accrues at the rate of 8% per annum. The stockholder has pledged his common stock in the Company as collateral for this note. The note is included in notes and related party loans receivable on the consolidated balance sheet.


 (7) Retirement Plan

    The Company has adopted a qualified cash or deferred 401(k) retirement savings plan. The plan covers all employees who have attained age 21. The
    Company makes matching contributions to this plan based on 100% of the employees' elective contributions up to a maximum of 6% of compensation. For the years ended March 31, 1999 and 1998, Company contributions in the amount of $105,000 and $81,000, respectively, were paid to the plan. Certain of the Company's subsidiaries have similar plans, however, the Company does not match contributions to these plans.

(8) Commitments

    The Company leases certain facilities and equipment under noncancelable operating leases. The facility leases include options to extend the lease terms and provisions for payment of property taxes, insurance and maintenance expenses.

    At March 31, 1999, future minimum annual rental commitments under these lease obligations were as follows (in thousands):

            Year ending
              March 31:
              2000             $     237
              2001                   156
              2002                    90
              2003                    79
              2004                     8
              Thereafter              --
                               ----------
                               $     570
                               ==========

    Rent expense was $325,000 and $375,000 for the years ended March 31, 1999 and 1998, respectively.

    The Company leases space to third parties in a Company-owned building under operating leases. Certain leases contain renewal options and provide for reimbursement of certain operating expenses. The tenant that represented the significant portion of rental income did not renew its lease which expired in October 1997. Rental income for the years ended March 31, 1999 and 1998, included in other income in the accompanying consolidated statements of operations, was $8,000 and $71,000, respectively.


(9) Income Taxes

    The components of income (loss) before income taxes are as follows for the year ended March 31, (in thousands):

                                            1999            1998
                                        -----------     -----------

                United States           $     (863)     $   (1,390)
                Foreign                        272           1,563
                                        -----------     -----------
                   Total                      (591)            173
                                        ===========     ===========

    The (benefit) provision for income taxes is comprised of the following for the year ended March 31, (in thousands):

                                     1999       1998
                                   -------     -------
              Current:
                Federal             $  --       $  --
                State                   2          73
                Foreign               212         288
                                    ------      ------
                                      214         361
              Deferred:
                Federal              (295)       (216)
                State                  14         (71)
                Foreign                (4)         (2)
                                    ------      ------
                                     (285)       (289)
                                    ------      ------
                    Total           $ (71)      $  72
                                    ======      ======

    The reported (benefit) provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income
    (loss) before income taxes as follows for the year ended March 31, (in thousands):

                                                          1999          1998
                                                       ---------     ---------

          Income tax (benefit) at statutory rate       $   (201)     $     59
          State taxes, net of federal benefits                7            --
          Foreign income tax rate differential               90            36
          Return to provision adjustment                    (15)          (16)
          Change in valuation allowance                      60            --
          Research and development credits                  (17)           --
          Other                                               5            (7)
                                                       ---------     ---------
             Total                                     $    (71)     $     72
                                                       =========     =========

    The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences at March 31, 1999 are as follows (in thousands):


          Deferred tax assets:
            Cash to accrual adjustment               $     130
            Accrued vacation                                66
            Allowance for doubtful accounts                104
            Amortization ofintangibles                     256
            Net operating loss carryforward                437
            Foreign tax credit carryforward                 90
            Research and development credit                 17
              carryforward
            Other                                            1
                                                      ---------

                Total deferred tax assets                1,101

                Less: valuation allowance                  (60)
                                                      ---------
                Net deferred tax assets                  1,041
                                                      ---------

          Deferred tax liabilities:
            Depreciation                                   (83)
            Cash to accrual adjustment                    (201)
            Other                                           (6)
                                                      ---------
                Total deferred tax liabilities            (290)
                                                      ---------
                Net deferred tax asset                $    751
                                                      =========

    During fiscal 1999 the Company added approximately $73,000 of deferred tax liabilities as part of the acquisition of R-Cube (see Note 2).

    At March 31, 1999 the Company had tax net operating loss carryforwards of $1,137,000 for federal and $565,000 for state income tax purposes which expire at varying dates beginning in 2019 and 2004, respectively. In addition, the Company has for federal income tax purposes $17,000 of research and development credit carryforwards and $90,000 of foreign tax credit carryforwards which expire at varying dates beginning in 2013 and 2003, respectively.

    In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of March 31, 1999, the Company had provided a valuation allowance of $60,000 to reduce the net deferred tax assets due to the potential expiration of certain foreign tax credit carryforwards prior to their utilization.


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

(10) Segment and Geographic Data

    The Company is a provider of stand-alone and network-based engineering software products that provide fully-integrated easy-to-use design automation and analysis solutions for use by engineering analysis and design professionals worldwide. Software sales and related maintenance and technical support is considered to be the Company's only reportable segment for fiscal 1999. With the acquisition of R-Cube in February 1999, the Company has expanded into the $90 billion information technology ("IT") services industry, providing expertise in data-mining and embedded technologies to Internet/Intranet design and communications. Fiscal 1999 includes only one month of operations for R-Cube and as such IT services is considered individually insignificant for separate detailed disclosure at March 31, 1999. IT services will be a significant reportable segment for fiscal 2000.

    The Company's operations are based worldwide through foreign subsidiaries and branch offices in Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                  For the year ended
                                                        March 31
                                              ----------------------------
                                                  1999            1998
                                              -----------      -----------
                                                    (in thousands)
             Net revenue
         United States                        $    4,805       $    4,543
         The Americas (other than U.S.)              994            1,218
         Europe                                    3,161            3,704
         Asia-Pacific                              1,785            3,266
                                              -----------      -----------
              Consolidated                    $   10,745       $   12,731
                                              ===========      ===========
            Export sales
         United States                        $    2,085       $    3,489
                                              ===========      ===========

          Long-lived Assets
         United States                        $    6,106       $    3,312
         Europe                                      662              884
         Asia-Pacific                              1,380              942
                                              -----------      -----------

              Consolidated                    $    8,148       $    5,138
                                              ===========      ===========

(11) Earnings Per Share

    The following table illustrates the computation of basic and diluted net income (loss) per share for the years ended March 31, (in thousands):


                                                         1999       1998
                                                       --------   --------
        Numerator:
        Numerator for basic and diluted net income
          (loss) per share - net income (loss)         $  (520)   $   101
                                                       ========   ========
        Denominator:
        Denominator for basic net income (loss)
          per share - average number of common
          shares outstanding during the year             5,733      5,745
        Incremental common shares attributable
          to exercise of outstanding options                 -         90
                                                       --------   --------
        Denominator for diluted net income (loss)
          per share                                      5,733      5,835
                                                       ========   ========
        Basic net income (loss) per share              $ (0.09)   $  0.02
                                                       ========   ========
        Diluted net income (loss) per share            $ (0.09)   $  0.02
                                                       ========   ========

    All options, warrants and other common stock equivalents amounting to 259,705 potential common shares were excluded from the computation of diluted EPS for fiscal 1999 because the Company reported a net loss and, therefore, the effect would be antidilutive. Warrants to purchase 130,000 shares of common stock were not included in the computation of diluted EPS for 1998 because their exercise price was greater than the average market price of the common shares and therefore would be antidilutive.

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


                         PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND
CONTROL  PERSONS;  COMPLIANCE  WITH  SECTION  16(a)  OF THE
EXCHANGE ACT.

Directors, Executive Officers and Key Employees

   The directors, executive officers and key employees of the Company are as follows:

        Name          Age              Position

Amrit K. Das......    54   Chairman  of  the  Board, Chief Executive
                              Officer and Director
Jyoti Chatterjee..    43   President, Chief Operating Officer and Director
Wayne L. Blair....    59   Chief Financial Officer, Treasurer and Secretary
Clara Young.......    44   Vice President Administration
Dan W. Heil.......    66   Director
Bruce E. Cummings.    50   Director
Santanu Das.......    26   Manager of New Technology and Director
Steve Owen........    40   Director of European Operations
John Putnam.......    41   Manager of Sales and Marketing

     Amrit K. Das is the founder of the Company and has served as its Chief Executive Officer and as a Director since its inception in 1981. Mr. Das also served as President of the Company since its inception until March 15, 1999. Mr. Das holds a B.S. in Civil/Structural Engineering from Calcutta University, India and an M.S. in Structural Engineering from the University of South Carolina.

     Jyoti Chatterjee has served as the Company's President, Chief Operating Officer since March 15, 1999 and prior to that he served as its Executive Vice President, Chief Operating Officer and as a Director since April 1990. Prior to that Mr. Chatterjee served as Chief Consulting Engineer for the Company from 1985 to 1990. Mr. Chatterjee holds a B.S. in Structural Engineering from the
Indian Institute of Technology and an M.S. in Structural Engineering from the University of Pennsylvania.

     Wayne L. Blair has served as the Company's Chief Financial Officer, Treasurer and Secretary since September 1997. Prior to that Mr. Blair was the Chief Financial Officer for National Electronics Corporation from 1994 to 1997. From 1992 to 1994, Mr. Blair was the Chief Financial Officer for Satellite Technology (currently STM Wireless, Inc.). Mr. Blair holds a B.S. in Accounting from California State University, Long Beach.

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

     Santanu Das has served as Manager of New Technology of the Company since May 1997 and as a Director since September 1996. Prior to that, Mr. Das served as a Senior Engineering Analyst for the Company from 1991 to April 1997. Mr. Das holds a B.S. in Structural Engineering from the University of Southern California and an M.S. in Structural Engineering from the Massachusetts Institute of Technology. Santanu Das is the son of Amrit Das, the Company's Chief Executive Officer.

     Stephen Owen has served as the Company's Director of European Operations since 1987. Mr. Owen holds a B.S. in Civil Engineering from the University College Swansea, United Kingdom.

     John Putnam has served as the Company's Manager of Sales and Marketing since 1991. For the six year period prior to that, Mr. Putnam held various marketing and advertising positions with The Technical Group, Inc., including marketing and advertising manager for CIVILSOFT (a division of The Technical Group, Inc.). Mr. Putnam holds a B.A. in political science/public administration from California State Polytechnic University, Pomona, and an M.B.A. from the University of Redlands.

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

   Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended March 31, 1999 and thereafter, or any written representations received by the Company from directors, officers and beneficial owners of more than 10% of the Company's Common Stock ("reporting persons") that no other reports were required, the Company believes that, during the Company's 1999 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.


ITEM 10.  EXECUTIVE COMPENSATION.

Executive Compensation

   There  is  shown  below  information  concerning  the  annual  and  long-term compensation for services in all capacities to the Company of the Company's Chief Executive Officer and the other executive officers of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the fiscal years ended March 31, 1999, 1998 and 1997.

                SUMMARY COMPENSATION TABLE

                                                         Long-Term
                                    Annual             Compensation
                                 Compensation             Awards
                         ------------------------------ ----------
                                                        Securities
    Name and                             Other Annual   Underlying  All Other
    Principal            Salary  Bonus  Compensation(1)  Options   Compensation
    Position       Year   ($)     ($)         ($)           (#)        ($)
----------------- ------ ------  -----  --------------- ---------- ------------
Amrit K. Das       1999  260,000   --            --        60,000     16,506(2)
 Chief Executive   1998  260,000   --        66,071            --     15,824(2)
 Officer           1997  249,200   --        78,379        25,000     15,824(2)

Jyoti Chatterjee   1999  156,000   --            --        50,000      9,360(3)
 President and     1998  156,000   --            --        15,000      9,360(3)
 Chief Operating   1997  136,560   --            --        48,000      8,194(3)
 Officer

Wayne L. Blair     1999  125,000   --            --        30,000      2,019(3)
 Chief Financial   1998   60,096   --            --        40,000         --
 Officer

Clara Young        1999  104,000   --            --        12,500      6,040(3)
 Vice President of 1998  104,000   --            --         7,500      6,240(3)
 Administration    1997   93,920   --            --        18,500      5,808(3)

(1)The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.
(2)Represents 401(k) contributions made by the Company as well as premiums paid by the Company pursuant to a split-dollar life insurance policy established by the Company for the benefit of Mr. Das in the amount of $7,006 in 1999 and $6,324 for each of 1998 and 1997.
(3)Represents 401(k) contributions made by the Company on behalf of the Named Executive.


Stock Option Grants in 1999

   The following table sets forth information concerning individual grants of stock options made pursuant to the Company's 1997 Stock Option Plan and 1998
Stock Option Plan during fiscal 1999 to each of the Named Executives. The Company has never granted any stock appreciation rights.


             OPTION GRANTS IN LAST FISCAL YEAR


                                          Individual Grants
                        --------------------------------------------------------

                        Number of      Percent of
                        Securities       Total
                        Underlying      Options        Exercise
                         Options       Granted to      or Base
                         Granted      Employees in      Price        Expiration
      Name                 (#)        Fiscal Year       ($/Sh)          Date
---------------------   ----------   --------------   ----------    ------------
Amrit K. Das . . . . .    60,000          15.8%         $3.30         12/06/08

Jyoti Chatterjee  . .     50,000          13.2%         $3.00         12/06/08

Wayne L. Blair  . . .     30,000           7.9%         $3.00         12/06/08

Clara Young  . . . . .    12,500           3.3%         $3.00         12/06/08

Option Exercises and Fiscal Year-End Values

   Shown below is information with respect to the number of shares of the Company's Common Stock acquired upon exercise of options, the value realized therefor, the number of unexercised options at March 31, 1999 and the value of unexercised in-the-money options at March 31, 1999 for the Named Executives in the Summary Compensation Table above. The Named Executives did not hold any stock appreciation rights during fiscal 1999.


      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
             AND FISCAL YEAR-END OPTION VALUES

                                             Number of
                                             Securities            Value of
                                             Underlying           Unexercised
                                             Unexercised          In-the-Money
                                          Options at Fiscal    Options at Fiscal
                  Shares                     Year-End(#)          Year-End ($)
                Acquired on    Value         Exercisable/         Exercisable/
     Name       Exercise(#)  Realized($)    Unexercisable        Unexercisable
-------------- ------------- ----------- -------------------  ------------------
Amrit K. Das        --           --        16,667 / 68,333     93,750 / 351,375

Jyoti Chatterjee    --           --        37,000 / 76,000    206,875 / 412,500

Wayne L. Blair      --           --        13,333 / 56,667     76,667 / 314,583

Clara Young         --           --        14,833 / 23,667     82,813 / 128,750

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

   The following table sets forth as of June 23, 1999, certain information with respect to (i) each director of the Company, (ii) the Named Executives and (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.

  Name and Address        Amount and Nature of Beneficial     Percent of Class
 of Beneficial Owner       Ownership of Common Stock (1)       of Common Stock
----------------------  ----------------------------------  --------------------
Amrit K. Das (2)(3)(4)               1,298,092                        22.5%

Jyoti Chatterjee (2)(3)(5)             186,312                         3.2%

Wayne L. Blair (2)(6)                   13,333                          *

Clara Young (2)(7)                      39,519                          *

Dan W. Heil (3)(8)                     102,621                         1.8%

Bruce E. Cummings (3)(9)                 8,333                          *

Santanu Das (3)(10)                  1,324,117                        22.9%

Sormistha Das                          931,462                        16.2%
1043 Taylor Court
Anaheim Hills, CA 92808

All Directors and Executive          2,972,327                        50.3%
Officers of the Company as
a Group (7 persons) (11)

---------------
* Less than 1%
 (1)Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days after June 23, 1999, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.
(2) Named executive officer of the Company. The address of each executive officer is c/o Research Engineers, Inc., 22700 Savi Ranch Parkway, Yorba Linda, CA.
(3) Director of the Company. The address of each director is c/o Research Engineers, 22700 Savi Ranch Parkway, Yorba Linda, CA.
(4) Includes 1,279,759 shares of Common Stock held by the A. and P. Das Living Trust and 18,333 shares of Common Stock underlying options which are exercisable as of June 23, 1999 or within 60 days after such date. Does not include 931,462 shares of Common Stock held by Mr. Das' daughter, Sormistha Das, or 1,324,117 shares of Common Stock beneficially held by Mr. Das' son, Santanu Das. Mr. Das disclaims beneficial ownership of the shares of Common Stock held by Sormistha Das and Santanu Das.
(5) Includes 53,667 shares of Common Stock underlying options which are exercisable as of June 23, 1999 or within 60 days after such date.
(6) Represents 13,333 shares of Common Stock underlying options which are exercisable as of June 23, 1999 or within 60 days after such date.
(7) Includes 21,833 shares of Common Stock underlying options which are exercisable as of June 23, 1999 or within 60 days after such date.
(8) Includes 8,333 shares of Common Stock underlying options which are exercisable as of June 23, 1999 or within 60 days after such date.
(9) Represents 8,333 shares of Common Stock underlying options which are exercisable as of June 23, 1999 or within 60 days after such date.
(10)Includes 46,667 shares of Common Stock underlying options which are exercisable as of June 23, 1999 or within 60 days after such date. Mr. Das is the son of Amrit Das, the Company's Chief Executive Officer.
(11)Includes 170,499 shares of Common Stock underlying options which are exercisable as of June 23, 1999 or within 60 days after such date.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)     Exhibits

               10.1      Research Engineers,  Inc. 1996 Stock Option Plan*

               10.2 Employment Agreement dated May 1, 1996, by and between the Company and Amrit K. Das*

               10.3 Employment Agreement dated May 1, 1996, by and between the Company and Jyoti Chatterjee*

               10.4 Employment Agreement dated May 1, 1996, by and between the Company and Clara Y. M. Young*

               10.5      Research  Engineers,   Inc.  1997  Stock  Option Plan**

               10.6 Business Loan agreement dated October 15, 1996 between the Company and Union Bank of California N.A.**

               10.7 Promissory Note dated March 20, 1997 in the principal amount of $1,800,000 made payable to Union Bank of California N.A.**

               10.8 Agreement Not To Compete dated October 1, 1998 between the Company and Techna Consultancy Private Limited***

               10.9      Research Engineers, Inc. 1998 Stock Option Plan +

               10.10 Credit Agreement dated February 26, 1999 by and between the Company and Imperial Bank****

               10.11 General Security Agreement dated February 26, 1999 by and between the Company and Imperial Bank ****

               10.12 General Security Agreement dated February 26, 1999 by and between the Company and Imperial Bank ****

               10.13 Note Secured by Deed of Trust in the principal amount of $2,320,000 dated February 26, 1999 made by the Company in favor of Imperial Bank****

               10.14 Agreement and Plan of Reorganization among the Company, PacSoft, Incorporated and Karen Hunter, William Schmidt and Mae Webb dated March 31, 1999++

               23        Consent of Independent Auditors

               27.1      Financial Data Schedule

               27.2      Restated Financial Data Schedule

       (b)     Reports on Form 8-K

           On March 5, 1999, the Company filed a Current Report on Form 8-K, reporting the acquisition of R-Cube Technologies, Inc.


-----------------------

* Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA) and incorporated herein by reference.
** Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1997 and filed with Securities and Exchange Commission on June 30, 1997, or amendment thereto filed on August 19, 1997 and incorporated herein by reference.
*** Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended December 31, 1998 and filed with the Securities and Exchange Commission on February 11, 1999 and incorporated herein by reference.
**** Filed as an exhibit to the Company's  Form 8-K dated  February 26, 1999 and filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.
+    Filed as an exhibit to the  Company's  Proxy  Statement  filed  pursuant to
     Section 14(a) of the Securities Act on November 12, 1998 and incorporated herein by reference.
++   Filed herewith.

                        SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RESEARCH ENGINEERS, INC


Dated: June 30, 1999            By:   /s/ AMRIT K. DAS
                                --------------------------
                                Amrit K. Das, Chief
                                Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                    Title                          Date
-----------------------   --------------------              -------------


/s/ AMRIT K. DAS          Chairman of the Board,            June 30, 1999
--------------------      Chief Executive Officer
Amrit K. Das              and Director (principal
                          executive officer)



/s/ JYOTI CHATTERJEE      President, Chief Operating        June 30, 1999
--------------------      and Director
Jyoti Chatterjee


/s/ WAYNE BLAIR           Secretary and Chief               June 30, 1999
-------------------       Financial Officer (principal
Wayne Blair               financial and accounting
                          officer)



/s/ SANTANU DAS           Director                          June 30, 1999
-------------------
Santanu Das


/s/ DAN W. HEIL           Director                          June 30, 1999
-------------------
Dan W. Heil



/s/ BRUCE CUMMINGS        Director                          June 30, 1999
-------------------
Bruce Cummings

                       EXHIBIT INDEX

Exhibit No.              Description
-----------    -----------------------------------------------------------------

   10.1        Research Engineers, Inc. 1996 Stock Option Plan*

   10.2 Employment Agreement dated May 1, 1996, by and between the Company and Amrit K. Das*

   10.3 Employment Agreement dated May 1, 1996, by and between the Company and Jyoti Chatterjee*

   10.4 Employment Agreement dated May 1, 1996, by and between the Company and Clara Y. M. Young*

   10.5        Research Engineers, Inc. 1997 Stock Option Plan**

   10.6 Business Loan agreement dated October 15, 1996 between the Company and Union Bank of California N.A.**

   10.7 Promissory Note dated March 20, 1997 in the principal amount of $1,800,000 made payable to Union Bank of California N.A.**

   10.8 Agreement Not To Compete dated October 1, 1998 between the Company and Techna Consultancy Private Limited***

   10.9        Research Engineers, Inc. 1998 Stock Option Plan +

   10.10 Credit Agreement dated February 26, 1999 by and between the Company and Imperial Bank****

   10.11 GeneralSecurity Agreement dated February 26, 1999 by and between the Company and Imperial Bank ****

   10.12 GeneralSecurity Agreement dated February 26, 1999 by and between the Company and Imperial Bank ****

   10.13 Note Secured by Deed of Trust in the principal amount of $2,320,000 dated February 26, 1999 made by the Company in favor of Imperial Bank****

   10.14 Agreement and Plan of Reorganization among the Company, PacSoft, Incorporated and Karen Hunter, William Schmidt and Mae Webb dated March 31, 1999++

   23          Consent of Independent Auditors

   27.1        Financial Data Schedule

   27.2        Restated Financial Data Schedule

-----------------------

* Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA) and incorporated herein by reference.
** Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1997 and filed with Securities and Exchange Commission on June 30, 1997, or amendment thereto filed on August 19, 1997 and incorporated herein by reference.
*** Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended December 31, 1998 and filed with the Securities and Exchange Commission on February 11, 1999 and incorporated herein by reference.
**** Filed as an exhibit to the Company's  Form 8-K dated  February 26, 1999 and filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.
+    Filed as an exhibit to the  Company's  Proxy  Statement  filed  pursuant to section 14(a) of the Securities Act on November 12, 1998 and incorporated herein by reference.
++   Filed herewith.