Form 10QSB
period 1999-06-30
RESEARCH ENGINEERS INC
filed 1999-08-16
CIK 1015920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1999



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


The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 5,764,396 on August 5, 1999.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)
               (In thousands, except share and per share amounts)


                                 Assets
Current assets:
  Cash and cash equivalents                                 $    1,727
  Accounts receivable (net of allowance for doubtful
    accounts of $386)                                            2,654
  Deferred income taxes                                          1,133
  Notes and related party loans receivable                          56
  Prepaid expenses and other current assets                        617
                                                            -----------
       Total current assets                                      6,187

Property, plant and equipment, net                               4,150
Goodwill and intangible assets (net of accumulated
  amortization of $980)                                          3,157
Other assets                                                       715
                                                            -----------
                                                            $   14,209
                                                            ===========

                  Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term bank debt                    $       71
  Current portion of capital lease obligations                     101
  Accounts payable                                                 320
  Accrued expenses                                                 777
  Income taxes payable                                             446
  Deferred maintenance revenue                                     927
                                                            -----------
       Total current liabilities                                 2,642

Long-term bank debt, net of current portion                      4,445
Capital lease obligations, net of current portion                  454
Deferred income taxes                                              304
                                                            -----------
       Total liabilities                                         7,845
                                                            -----------

Stockholders' equity:
  Preferred stock, par value $.01.  Authorized
    5,000,000 shares; issued and
    outstanding none                                                 -
  Common stock, par value $.01.  Authorized
    20,000,000 shares; issued and
    outstanding 5,738,210 shares                                    57
  Additional paid-in capital                                     6,623
  Accumulated deficit                                              (13)
  Accumulated other comprehensive loss:
    Cumulative foreign currency translation
      adjustments                                                 (303)
                                                            -----------
       Total stockholders' equity                                6,364
                                                            -----------
                                                            $   14,209
                                                            ===========

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                            Three         Three
                                            Months        Months
                                            Ended         Ended
                                           June 30,      June 30,
                                             1999          1998
                                         -----------   -----------
Net revenues:
  Product sales                          $    1,792    $    1,743
  IT services                                 1,219             -
  Maintenance and support                       448           473
                                         -----------   -----------
       Total net revenues                     3,459         2,216

Cost of revenues                              1,072           280
                                         -----------   -----------
       Gross profit                           2,387         1,936
                                         -----------   -----------

Operating expenses:
  Selling, general and administrative         1,924         1,487
  Research and development                      627           615
                                         -----------   -----------

       Total operating expenses               2,551         2,102
                                         -----------   -----------
       Operating loss                          (164)         (166)
                                         -----------   -----------

Other expense (income):
  Interest, net                                 122            16
  Other                                           3           (16)
                                         -----------   -----------
       Total other expense                      125             -
                                         -----------   -----------

Loss before income taxes                       (289)         (166)

Income tax benefit                             (100)          (43)
                                         -----------   -----------
       Net loss                          $     (189)   $     (123)
                                         ===========   ===========

Net loss per common share:

         Basic                           $    (0.03)   $    (0.02)
                                         ===========   ===========
         Diluted                         $    (0.03)   $    (0.02)
                                         ===========   ===========

Common shares used in computing net loss per common share:

         Basic                            5,738,210     5,729,710
                                         ===========   ===========
         Diluted                          5,738,210     5,729,710
                                         ===========   ===========

See accompanying notes to consolidated financial statements.

                   RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                             Three Months  Three Months
                                                Ended         Ended
                                               June 30,      June 30,
                                                 1999          1998
                                             -----------   -----------

Cash flows from operating activities:
  Net loss                                   $     (189)   $     (123)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization                  352           247
     Deferred income taxes                          (79)          (77)
     Gain on investments                              -           (21)
     Changes in operating assets and
      liabilities:
      Accounts receivable                           251           372
      Notes and related party loans
       receivable                                    (6)          (44)
      Prepaid expenses and other current
       assets                                       (37)          (41)
      Other assets                                    1           (51)
      Accounts payable, accrued expenses
       and other current liabilities               (169)         (121)
      Deferred maintenance revenue                 (154)         (131)
      Income taxes payable                           40           (41)
      Other long-term liabilities                     -             -
                                             -----------   -----------
           Net cash provided by (used
            in) operating activities                 10           (31)
                                             -----------   -----------

Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                      (249)         (221)
  Purchase of short-term investments                  -          (365)
  Sale of short-term investments                      -           349
  Payments to acquire companies, net of
    cash acquired                                   (11)            -
                                             -----------   -----------
           Net cash provided by (used
            in) investing activities               (260)         (237)
                                             -----------   -----------

Cash flows from financing activities:
  Proceeds from bank debt                             -            58
  Repayment of bank debt                            (14)          (25)
  Repayment of capital lease obligations            (10)            -
  Common stock issuance from exercise of
    options                                           -             8
                                             -----------   -----------
           Net cash provided by (used
            in) financing activities                (24)           41
                                             -----------   -----------
  Effect of exchange rate changes on
    cash and cash equivalents                       (10)          (34)
                                             -----------   -----------
           Decrease in cash and cash
            equivalents                            (284)         (261)

Cash and cash equivalents, beginning of
  period                                          2,011         1,390
                                             -----------   -----------
Cash and cash equivalents, end of period     $    1,727    $    1,129
                                             ===========   ===========

See accompanying notes to consolidated financial statements.

                    RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


1. BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Research Engineers, Inc. and its wholly owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation. The Company's reported results for the fiscal quarter ended June 30, 1998 have been restated to include the results of operations of PacSoft Incorporated ("PacSoft") as a result of the Company's acquisition of PacSoft in March 1999. This acquisition has been accounted for using the pooling of interests method of accounting for business combinations.

   These consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 1999 and the results of operations and the cash flows for the three months ended June 30, 1999 and 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. Results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ended March 31, 2000.

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

4. SOFTWARE REVENUE RECOGNITION

   In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which superceded SOP 91-1. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. The Company adopted SOP 97-2 in the first quarter of fiscal 1999, the implementation of which resulted in no material changes to the Company's results of operations. In 1998 the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which modifies SOP 97-2 to allow for use of the residual method of revenue recognition provided that certain criteria have been met. The Company adopted SOP 98-9 in the first quarter of fiscal 2000, the implementation of which resulted in no material changes to the Company's results of operations.

5. SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

   In 1998,  the AICPA  issued SOP 98-1,  Accounting  for the Costs of  Computer
   Software Developed or Obtained for Internal Use, which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use. The Company adopted SOP 98-1 in the first quarter of fiscal 2000, the implementation of which resulted in no material impact on the Company's results of operations.

6. START-UP ACTIVITIES

   In 1998, the AICPA also issued SOP 98-5, Reporting on the Costs of Start-up Activities, which provides guidance concerning the costs of start-up activities. For accounting purposes start-up activities are defined as one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory or with a new class of customers, initiating a new process in an existing facility, or commencing some new operation. The Company adopted SOP 98-5 in the first quarter of fiscal 2000, the implementation of which resulted in no material changes to the Company's previous practice and no material impact on the Company's results of operations.

7. COMPREHENSIVE INCOME (LOSS)

   As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the Company's reported net (loss)/income or stockholders' equity. SFAS No. 130 requires changes in unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). For the three months ended June 30, 1999 and 1998, total comprehensive loss was $226,000 and $281,000, respectively.

8. NET LOSS PER SHARE

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

   The following table illustrates the computation of basic and diluted net loss per share (in thousands):

                                                   Three Months  Three Months
                                                      Ended         Ended
                                                     June 30,      June 30,
                                                       1999          1998
                                                   -----------   -----------
   Numerator:
   Numerator for basic and diluted
     net loss per  share - net loss                $     (189)   $     (123)
                                                   ===========   ===========

   Denominator:
   Denominator for basic net loss per
     share - average number of common
     shares outstanding during the period               5,738         5,730
   Incremental common shares attributable
     to exercise of outstanding options                     -             -
                                                   -----------   -----------
   Denominator for diluted net loss per share           5,738         5,730
                                                   ===========   ===========

   Basic net loss per share                        $    (0.03)   $    (0.02)
                                                   ===========   ===========
   Diluted net loss per share                      $    (0.03)   $    (0.02)
                                                   ===========   ===========

   All options, warrants and other common stock equivalents amounting to 481,000 and 378,000 potential common shares were excluded from the computation of diluted EPS for the quarters ended June 30, 1999 and 1998, respectively, because the Company reported a net loss and, therefore, the effect would be antidilutive.

9. SEGMENT AND GEOGRAPHIC DATA

   The Company operates in four significant segments. The Company has historically derived its revenues principally from sales of its stand-alone and network-based engineering software products and from sales of software maintenance contracts relating to these products. With the acquisition of R-Cube in February 1999, the Company expanded into the $90 billion information technology ("IT") services industry, providing expertise in data-mining and embedded technologies to Internet/Intranet design and communications. In April 1999, the Company launched the first of several e-commerce special interest portals targeting expatriates of the Asia Pacific region now living throughout Europe and North America. Finally, in June 1999 the Company announced that it has signed an agreement to provide digital media services for animation projects including feature films and a television series. The e-commerce and digital media services segments have not experienced significant revenues or other activity to date and therefore are not reportable segments for the first quarter of fiscal 2000. The following are significant components of worldwide operations by reportable operating segment:

                                                  For the quarter
                                                   ended June 30,
                                             -------------------------
                                                 1999          1998
                                             -----------   -----------
                                                   (in thousands)
                  Net revenue

          Software sales, maintenance
            and technical support            $    2,240    $    2,216
          IT Services                             1,219             -
                                             -----------   -----------
            Consolidated                     $    3,459    $    2,216
                                             ===========   ===========

            Operating (loss)/income

          Software sales, maintenance
            and technical support            $     (194)   $     (166)
          IT Services                               136             -
          Other                                    (106)            -
                                             -----------   -----------
            Consolidated                     $     (164)   $     (166)
                                             ===========   ===========

   The operating loss reported as "Other" represents costs related to the development of the e-commerce and digital media services businesses.

   The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                     For the quarter
                                                      ended June 30,
                                                -------------------------
                                                    1999          1998
                                                -----------   -----------
                                                     (in thousands)
                Net revenue

          United States                         $    2,201    $    1,143
          The Americas (other than U.S.)               208           179
          Europe                                       687           697
          Asia-Pacific                                 363           197
                                                -----------   -----------
            Consolidated                        $    3,459    $    2,216
                                                ===========   ===========

               Export sales

          United States                         $      396    $      279
                                                ===========   ===========

              Long-lived Assets

          United States                         $    5,949    $    3,276
          Europe                                       596           820
          Asia-Pacific                               1,477         1,014
                                                -----------   -----------
            Consolidated                        $    8,022    $    5,110
                                                ===========   ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and
Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the impact of adverse developments in overseas economies, the size and timing of customer orders, new or increased competition, delays in product upgrades and new product introductions, the ability to attract and retain key technical and management personnel, the ability to penetrate the IT services and other new markets the Company enters, Year 2000 compliance, changes in market demand, market acceptance of new products, product returns, integration of acquisitions, the ability to identify and consummate acquisitions and integrate them successfully, and the ability to meet future capital requirements. Any of these factors could cause operating results to vary significantly from prior periods. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

The information contained in this report is not a complete description of the Company's business or the risks associated with an investment in the Company's Common Stock. Before deciding to buy or maintain a position in the Company's Common Stock, you should carefully review and consider the various disclosures made by the Company in this report and in its other materials filed with the SEC, including its Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 (and, in particular, in the "Outlook" section therein) that discuss the Company's business in greater detail and that also disclose various risks, uncertainties and other factors that may affect the Company's business, results of operations or financial condition.

Assumptions relating to the forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately, and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to significant risks which increase the uncertainty inherent in the forward-looking statements. In light of this, the inclusion of forward-looking information should not be regarded as a representation or guarantee by the Company or any other person that the objectives or plans of the Company will be achieved.

GENERAL

Research Engineers, Inc. and subsidiaries (the "Company") is a leading provider of technically-sophisticated stand-alone and network-based engineering software products that provide fully-integrated easy-to-use design automation and analysis solutions for use by engineering analysis and design professionals worldwide. The Company's comprehensive line of Windows-based engineering software products includes STAAD, the Company's structural analysis and design software, as well as mechanical, civil and process/piping engineering products. The Company's software products assist engineers in performing a myriad of mission-critical engineering tasks, including the analysis and design of industrial, commercial, transportation and utility structures, pipelines, machinery, automotive and aerospace products, and survey, contour and digital terrain modeling.

As a result of the acquisition of R-Cube Technologies, Inc. ("R-Cube") in February 1999, the Company has expanded into the $90 billion information technology ("IT") services industry, providing expertise in data-mining and embedded technologies to Internet/Intranet design and communications.

The Company has expanded into two additional markets. In April 1999, the Company announced that it has launched the first of several e-commerce special interest portals targeting the 90 million expatriates of the Asia Pacific region now living throughout Europe and North America. In June 1999, the Company announced that it has signed an agreement to provide digital media services for animation projects, including a television series and feature films.

The following discussion and analysis addresses the results of the Company's operations for the three months ended June 30, 1999, as compared to the Company's results of operations for the three months ended June 30, 1998.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net revenues - Net revenues for the quarter ended June 30, 1999 increased by $1,243,000 (56%) to $3,459,000, as compared to $2,216,000 for the quarter ended
June 30, 1998. This increase in net revenues was primarily attributable to the acquisition of R-Cube. Net revenues for R-Cube totaled $1,219,000 for the first quarter.

International net revenues as a percentage of total revenues for the quarter ended June 30, 1999 decreased to 36%, down from 48% for the quarter ended June 30, 1998. The net revenues from international customers actually grew by $185,000 (17%) to $1,258,000, as compared to $1,073,000 for the quarter ended
June 30, 1998. The decrease in international net revenues as a percentage of total net revenues was primarily due to the expansion into the IT services industry. Currently, all of the Company's IT services revenue is generated within the United States, thus this segment's revenues increase the percentage of consolidated net revenues generated domestically. The Company's domestic revenues are denominated in U.S. Dollars, while revenues and expenses for the Company's foreign subsidiaries and sales offices are usually recorded in the applicable foreign currency and translated into U.S. Dollars. There were no foreign exchange gains or losses that were material to the Company's financial results during the three-month periods ended June 30, 1999 and 1998.

Gross profit - Gross profit increased by $451,000 (23%) to $2,387,000 in the quarter ended June 30, 1999 as compared to $1,936,000 for the quarter ended June 30, 1998. This increase was primarily due to the acquisition of R-Cube. Gross profit for R-Cube was $361,000 for the first quarter of fiscal 2000. Gross margin decreased to 69% of sales in the quarter ended June 30, 1999 as compared to 87% for the quarter ended June 30, 1998. This change is due to the growth of the IT services segment, for which the cost of generating revenues is significantly higher than for sales of software products.

Selling, general and administrative expense - Selling, general and administrative ("SG&A") expense increased by $437,000 (29%) to $1,924,000 for the quarter ended June 30, 1999 as compared to $1,487,000 for the quarter ended June 30, 1998, but decreased as a percentage of net revenues to 56% from 67% in the comparable quarter of the prior year. The majority of the increase in expenses is due to the expansion into IT services upon the acquisition of R-Cube. SG&A expenses for the IT services segment totaled $225,000, however, this represents only 18% of the IT services net revenues. The Company was able to achieve an increase in revenues with the expansion into IT services without a comparable increase in SG&A expenses due to administrative infrastructure already in place. The remainder of SG&A expense represents 76% of the Company's non-IT services revenue, an increase from the 67% experienced in the prior year. This remaining increase was largely experienced in India and was related to the development of the e-commerce and digital media services businesses.

Research and development expense - Research and development expense increased by $12,000 (2%) to $627,000 in the quarter ended June 30, 1999 as compared to $615,000 for the quarter ended June 30, 1998, and decreased as a percentage of net revenues to 18% from 28% in the comparable quarter of the prior year. The decrease in research and development expense as a percentage of revenues is primarily due to the addition of R-Cube. The results for the first quarter of fiscal 2000 include added net revenue for R-Cube with no addition to research and development expense.

Other (income) expense - Net interest expense increased by $106,000 to $122,000 for the quarter ended June 30, 1999 as compared to $16,000 for the quarter ended June 30, 1998. The increase is primarily due to the increase in long-term debt used to finance the acquisition of R-Cube.

Income taxes - Income tax benefit increased by $57,000 to $100,000 in the quarter ended June 30, 1999 as compared to $43,000 for the quarter ended June 30, 1998. This increase in income tax benefit is primarily due to an increase in pretax loss in the United States and Singapore for the three months ended June 30, 1999 and the related tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently finances its operations (including capital expenditures) primarily through cash flows from operations as well as its cash and cash equivalents.

The Company's principal sources of liquidity at June 30, 1999 consisted of $1,727,000 of cash and cash equivalents.

The decrease in total cash and cash equivalents during the three months ended June 30, 1999 was largely attributable to the purchase of capital assets, primarily in India in connection with the development of the e-commerce and digital media services businesses, combined with decreases in accounts payable, accrued expenses, deferred maintenance revenue and other current liabilities, and increases in prepaid and other current assets, offset by a decrease in accounts receivable.

The Company believes that its current cash and cash equivalents balances and cash generated from operations will provide adequate working capital to fund the Company's operations at currently anticipated levels through June 30, 2000. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financings. There can be no assurance that such additional financings will be available, if needed, or, if available, will be on terms satisfactory to the Company.

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

The Company's systems (both IT and non-IT), equipment and processes were substantially Year 2000 ready by the end of March 1999. The actual cost of remediation is approximately $250,000, most of which represents lease payments for software that will be paid ratably through 2002. The Company is currently working on its contingency plan for Year 2000 issues, which is expected to be in place by the end of August 1999.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June, 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133. This statement delays the required implementation of SFAS No. 133 by one year. The Company is required to adopt the statement in the first quarter of fiscal year 2002. The Company is currently studying the impact of this pronouncement on its consolidated financial statements but has not yet determined the impact on its results of operations.

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


Date:  August 13, 1999

                                    RESEARCH ENGINEERS, INC.


                                    By: /S/ WAYNE BLAIR
                                    ------------------------------
                                     Wayne Blair
                                     Chief Financial Officer, Secretary
                                     and Treasurer (principal financial
                                     and accounting officer)

                                  EXHIBIT INDEX



Exhibit 27.1    Financial Data Schedule

Exhibit 27.2    Restated Financial Data Schedule