Form 10QSB
period 1999-09-30
RESEARCH ENGINEERS INC
filed 1999-11-16
CIK 1015920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________



                         Commission file number: 0-28560


                            RESEARCH ENGINEERS, INC.
        (Exact name of small business issuer as specified in its charter)


              Delaware
  (State or other jurisdiction of                         22-2356861
           incorporation)                     (IRS. Employer Identification No.)


                            22700 SAVI RANCH PARKWAY
                          YORBA LINDA, CALIFORNIA 92887
                    (Address of principal executive offices)

                                 (714) 974-2500
              (Registrant's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 5,942,498 on November 12, 1999.


PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET
                                             SEPTEMBER 30, 1999
                                                 (Unaudited)
                                (In thousands, except share and per share amounts)

                                     ASSETS
Current assets:
    Cash and cash equivalents                                                                  $           2,118
    Accounts receivable (net of allowance for doubtful accounts of $415)                                   3,686
    Deferred income taxes                                                                                  1,258
    Notes and related party loans receivable                                                                  54
    Prepaid expenses and other current assets                                                                840
                                                                                               ------------------

           Total current assets                                                                            7,956

Property, plant and equipment, net                                                                         4,295
Goodwill and intangible assets (net of accumulated amortization of $1,112)                                 7,496
Other assets                                                                                                 747
                                                                                               ------------------

                                                                                               $          20,494
                                                                                               ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt                                                     $           1,308
    Current portion of capital lease obligations                                                             101
    Accounts payable                                                                                         855
    Accrued expenses                                                                                       1,149
    Income taxes payable                                                                                     435
    Deferred maintenance revenue                                                                             842
                                                                                               ------------------

           Total current liabilities                                                                       4,690

Long-term bank debt, net of current portion                                                                5,004
Capital lease obligations, net of current portion                                                            434
Deferred income taxes                                                                                        308
                                                                                               ------------------

           Total liabilities                                                                              10,436
                                                                                               ------------------

Minority Interest                                                                                             74
                                                                                               ------------------

Stockholders' equity:
    Preferred stock, par value $.01.  Authorized 5,000,000 shares; issued and
      outstanding 371,429 shares                                                                               4
    Common stock, par value $.01.  Authorized 20,000,000 shares; issued and
      outstanding 5,939,231 shares                                                                            59
    Additional paid-in capital                                                                            10,497
    Accumulated deficit                                                                                     (299)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                                                  (277)
                                                                                               ------------------

           Total stockholders' equity                                                                      9,984
                                                                                               ------------------

                                                                                               $          20,494
                                                                                               ==================

See accompanying notes to unaudited consolidated financial statements.


                                     RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)
                                 (In thousands, except share and per share amounts)

                                           THREE MONTHS       THREE MONTHS       SIX MONTHS        SIX MONTHS
                                              ENDED              ENDED              ENDED             ENDED
                                           SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                               1999               1998              1999               1998
                                          ---------------    ---------------   ---------------   ---------------

Net revenues:
    Product sales                         $        1,593     $        1,720    $        3,385    $        3,463
    IT services                                    1,832                  -             3,051                 -
    Maintenance and support                          483                482               931               955
                                          ---------------    ---------------   ---------------   ---------------

           Total net revenues                      3,908              2,202             7,367             4,418

Cost of revenues:
    Product sales, maintenance and support           242                247               456               527
    IT Services                                    1,259                  -             2,117                 -
                                          ---------------    ---------------   ---------------   ---------------
           Total cost of revenues                  1,501                247             2,573               527
                                          ---------------    ---------------   ---------------   ---------------

           Gross profit                            2,407              1,955             4,794             3,891
                                          ---------------    ---------------   ---------------   ---------------

Operating expenses:
    Selling, general and administrative            2,064              1,622             3,988             3,109
    Research and development                         633                607             1,260             1,222
                                          ---------------    ---------------   ---------------   ---------------

           Total operating expenses                2,697              2,229             5,248             4,331
                                          ---------------    ---------------   ---------------   ---------------

           Operating loss                           (290)              (274)             (454)             (440)
                                          ---------------    ---------------   ---------------   ---------------

Other expense (income):
    Interest, net                                    120                 23               241                39
    Other                                            (14)                (5)              (10)              (21)
                                          ---------------    ---------------   ---------------   ---------------

           Total other expense                       106                 18               231                18
                                          ---------------    ---------------   ---------------   ---------------

Loss before income taxes                            (396)              (292)             (685)             (458)

Income tax benefit                                  (117)              (101)             (217)             (144)
Minority interest in equity of
    consolidated subsidiary                            7                  -                 7                 -
                                          ---------------    ---------------   ---------------   ---------------

           Net loss                       $         (286)    $         (191)   $         (475)   $         (314)
                                          ===============    ===============   ===============   ===============

Net loss per common share:
         Basic                            $        (0.05)    $        (0.03)   $        (0.08)   $        (0.05)
         Diluted                          $        (0.05)    $        (0.03)   $        (0.08)   $        (0.05)

Common shares used in computing net
  loss per common share:
         Basic                                 5,790,210          5,730,710         5,764,576         5,730,210
         Diluted                               5,790,210          5,730,710         5,764,576         5,730,210


See accompanying notes to unaudited consolidated financial statements.


                                     RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                 (In thousands)

                                                                         SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                            SEPTEMBER             SEPTEMBER
                                                                             30, 1999             30, 1998
                                                                         -----------------    -----------------
Cash flows from operating activities:
    Net loss                                                             $           (475)   $            (314)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization                                                 711                  494
        Deferred income taxes                                                        (200)                (241)
        Gain on sale of investments                                                     -                  (30)
        Minority interest in equity of consolidated subsidiary                          7                    -
        Changes in operating assets and liabilities:
          Accounts receivable                                                         238                  663
          Notes and related party loans receivable                                     (3)                  25
          Prepaid expenses and other current assets                                  (274)                 (92)
          Other assets                                                               (140)                (112)
          Accounts payable, accrued expenses and other current
            liabilities                                                                (2)                (145)
          Deferred maintenance revenue                                               (257)                (300)
          Income taxes payable                                                         24                  (23)
                                                                         -----------------    -----------------

                  Net cash used in operating activities                              (371)                 (75)
                                                                         -----------------    -----------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                        (436)                (332)
    Purchase of short-term investments                                                  -                 (733)
    Sale of short-term investments                                                      -                  639
    Payments to acquire companies, net of cash acquired                            (2,656)                   -
                                                                         -----------------    -----------------

                  Net cash used in investing activities                            (3,092)                (426)
                                                                         -----------------    -----------------

Cash flows from financing activities:
    Proceeds from bank debt                                                           890                   76
    Repayment of bank debt                                                             (5)                 (58)
    Repayment of capital lease obligations                                            (36)                   -
    Preferred stock issuance                                                        2,600                    -
    Common stock issuance from exercise of options                                     86                    8
                                                                         -----------------    -----------------

                  Net cash provided by financing activities                         3,535                   26
                                                                         -----------------    -----------------

    Effect of exchange rate changes on cash and cash equivalents                       35                  (23)
                                                                         -----------------    -----------------

                  Increase (decrease) in cash and cash equivalents                    107                 (498)

Cash and cash equivalents, beginning of period                                      2,011                1,390
                                                                         -----------------    -----------------

Cash and cash equivalents, end of period                                 $          2,118     $            892
                                                                         =================    =================

Supplemental cash flow information:
   Amounts paid for:
        Interest                                                         $            234     $             37
        Income taxes                                                                   41                  133
Non cash transactions:
   Acquisition of equipment under capital lease obligations              $              4     $              -
   Issuance of common shares for NetGuru acquisition                                1,194                    -

See accompanying notes to unaudited consolidated financial statements.

                    RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of Research Engineers, Inc. and its wholly and majority owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation. Minority interest represents the minority shareholder's proportionate share of the equity in NetGuru Systems, Inc. and NetGuru Consulting, Inc. (collectively, "NetGuru"). The Company's reported results for the three and six month periods ended September 30, 1998 have been restated to include the results of operations of PacSoft Incorporated ("PacSoft") as a result of the Company's acquisition of PacSoft in March 1999. This acquisition has been accounted for using the pooling of interests method of accounting for business combinations.

     These unaudited consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 1999 and the results of operations and the cash flows for the three month and six month periods ended September 30, 1999 and 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. Results of operations for the three month and six month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ended March 31, 2000.


2.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


3.   RECLASSIFICATIONS

     Certain prior quarter amounts have been reclassified to conform to the current quarter presentation.

4.   ACQUISITION

     Effective September 14, 1999, The Company acquired 80% of the outstanding capital stock of NetGuru Systems, Inc. and NetGuru Consulting, Inc. (collectively, "NetGuru"). The terms of the agreement provide for the acquisition of the remaining 20% interest on December 15, 1999. NetGuru is a provider of information technology ("IT") services headquartered in Waltham, Massachusetts. The aggregate purchase, including acquisition costs, will be approximately $5.4 million. Approximately $4.4 million of this was paid upon the closing of the initial 80% interest in a combination of cash, a promissory note and 170,635 shares of the Company's common stock. The promissory note is payable one year from the closing date and bears interest at 8.5%. The cash portion of the purchase price was obtained through the issuance of shares of the Company's newly created Series B 5% Convertible Preferred Stock to two investors in a private transaction not involving a public offering. This preferred stock accrues cumulative dividends and is convertible to shares of common stock at the option of the holder for a period of two years from issuance. The remainder of the purchase price will be payable upon closing the remaining 20% interest.

     In determining the purchase price for NetGuru, the Company took into account the value of companies of similar industry and size to NetGuru, comparable transactions and the market for such companies generally. The acquisition is being accounted for using the purchase method of accounting and as such all assets acquired and liabilities assumed were recorded at their estimated fair market values at the date of acquisition. The purchase price allocation for the acquisition of 80% of NetGuru (including acquisition costs of $363,000) is summarized as follows (in thousands):

                Current assets, including cash of $300        $         1,296
                Property and equipment                                     75
                Goodwill                                                4,473
                Current liabilities                                    (1,033)
                Capital lease obligations                                  (2)
                Minority interest                                         (67)
                                                              ----------------
                                                              $         4,742
                                                              ================

     As the Company's unaudited consolidated financial statements for the periods ended September 30, 1999 only include about 16 days of operations of NetGuru, the following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company and NetGuru as if the acquisition had occurred as of April 1, 1998, giving effect to purchase accounting adjustments.

                                     THREE MONTHS      THREE MONTHS        SIX MONTHS        SIX MONTHS
                                        ENDED              ENDED             ENDED              ENDED
                                    SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                         1999              1998               1999              1998
                                    ---------------   ----------------   ---------------   ----------------
                                     (unaudited)        (unaudited)       (unaudited)        (unaudited)

     Net revenues                   $        5,578    $         3,814    $       11,233    $         7,633
     Net loss                       $         (326)   $          (204)   $         (422)   $          (294)
     Basic loss per share           $        (0.06)   $         (0.04)   $        (0.09)   $         (0.07)
     Diluted loss per share         $        (0.06)   $         (0.04)   $        (0.09)   $         (0.07)

     The unaudited pro forma amounts reflect the results of operations for the Company including NetGuru and the following purchase accounting adjustments for the periods presented:

     o Amortization of goodwill, straight-line, over a useful life of 15 years;
     o The addition of interest expense at 8.5% on debt incurred in the acquisition;
     o    Estimated income tax effect on the pro forma adjustments;
     o Estimated income tax effect on NetGuru historical financial results (prior to the acquisition NetGuru was an "S" Corporation and as such had not reported income tax expense in their financial statements); and
     o    The 20% minority interest in the earnings of NetGuru.

     The unaudited pro forma loss per share data is based on the Company's weighted average number of common shares outstanding during fiscal 1999 and 1998 and the addition of the 170,635 shares issued as part of the acquisition. The loss per share calculation was adjusted to include the effect of cumulative dividends on 371,429 shares of Series B 5% Convertible Preferred Stock issued as part of the financing of the acquisition. The unaudited pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had NetGuru operated as part of the Company for the three and six month periods ended September 30, 1999 and 1998, nor are they indicative of future operating results.

5.   SOFTWARE REVENUE RECOGNITION

     In 1997, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION, which superceded SOP 91-1. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on the relative fair values of each element. The Company adopted SOP 97-2 in the first quarter of fiscal 1999, the implementation of which resulted in no material changes to the Company's results of operations. In 1998, the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which modifies SOP 97-2 to allow for use of the residual method of revenue recognition provided that certain criteria have been met. The Company adopted SOP 98-9 in the first quarter of fiscal 2000, the implementation of which resulted in no material changes to the Company's results of operations.

6.   SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

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

7.   START-UP ACTIVITIES

     In 1998, the AICPA also issued SOP 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, which provides guidance concerning the costs of start-up activities including organization costs. For accounting purposes, start-up activities are defined as one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory or with a new class of customers, initiating a new process in an existing facility, or commencing some new operation. The Company adopted SOP 98-5 in the first quarter of fiscal 2000, the implementation of which resulted in no material changes to the Company's previous practice and no material impact on the Company's results of operations.

8.       COMPREHENSIVE INCOME (LOSS)

     As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income
     (loss) and its components. The adoption of this statement had no impact on the Company's reported net (loss)/income or stockholders' equity. SFAS No. 130 requires changes in unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $260,000 and $207,000 for the three months ended September 30, 1999 and 1998, respectively, and was $486,000 and $294,000 for the six months ended September 30, 1999 and 1998, respectively.

9.       NET LOSS PER SHARE

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

     The following table illustrates the computation of basic and diluted net loss per share (in thousands):


                                           THREE MONTHS       THREE MONTHS       SIX MONTHS         SIX MONTHS
                                              ENDED              ENDED              ENDED             ENDED
                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                               1999               1998              1999               1998
                                          ---------------    ---------------   ----------------   ---------------
Numerator:
Net loss                                  $         (286)    $         (191)   $          (475)   $         (314)
Cumulative preferred stock dividends                  (8)                 -                 (8)                -
                                          ---------------    ---------------   ----------------   ---------------
Numerator for basic and diluted net
    loss per share                                  (294)              (191)              (483)             (314)

Denominator:
Denominator for basic net
   loss per share - average
   number of common shares
   outstanding during the period                   5,790              5,731              5,765             5,730
Incremental common shares
   attributable to exercise of
   outstanding options                                 -                  -                  -                 -
                                          ---------------    ---------------   ----------------   ---------------
Denominator for diluted net
   (loss)/income per share                         5,790              5,731              5,765             5,730
                                          ===============    ===============   ================   ===============

Basic net (loss)/income per share         $        (0.05)    $        (0.03)   $         (0.08)   $        (0.05)
                                          ===============    ===============   ================   ===============
Diluted net (loss)/income per share       $        (0.05)    $        (0.03)   $         (0.08)   $        (0.05)
                                          ===============    ===============   ================   ===============

     All options, warrants, convertible preferred stock and other common stock equivalents amounting to 614,000 and 645,000 potential common shares for the three and six month periods ended September 30, 1999, respectively, and 219,038 and 234,089 potential common shares for the three and six month periods ended September 30, 1998, respectively, were excluded from the computation of diluted EPS because the Company reported a net loss and, therefore, the effect would be antidilutive.

10.   SEGMENT AND GEOGRAPHIC DATA

     The Company operates in four significant segments. The Company has historically derived its revenues principally from sales of its stand-alone and network-based engineering software products and from sales of software maintenance contracts relating to these products. With the acquisition of R-Cube in February 1999, the Company expanded into the $90 billion information technology ("IT") services industry, providing expertise in data-mining and embedded technologies to Internet/Intranet design and communications. In April 1999, the Company launched the first of several e-commerce special interest portals targeting expatriates of the Asia Pacific region now living throughout Europe and North America. Finally, in June 1999 the Company announced that it has signed an agreement to provide digital media services for animation projects including feature films and a television series. The e-commerce and digital media services segments have not experienced significant revenues or other activity to date and therefore are not reportable segments for the three and six month periods ended September 30, 1999. The following are significant components of worldwide operations by reportable operating segment:



                                           THREE MONTHS       THREE MONTHS       SIX MONTHS         SIX MONTHS
                                              ENDED              ENDED              ENDED             ENDED
                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                               1999               1998              1999               1998
                                          ---------------    ---------------   ----------------   ---------------
             NET REVENUE
Software sales, maintenance and
  technical support                       $        2,032     $        2,202    $         4,299    $        4,418
IT Services                                        1,832                  -              3,051                 -
Other                                                 44                  -                 17                 -
                                          ---------------    ---------------   ----------------   ---------------

         Consolidated                     $        3,908     $        2,202    $         7,367    $        4,418
                                          ===============    ===============   ================   ===============

       OPERATING (LOSS)/INCOME
Software sales, maintenance and
  technical support                       $         (479)    $         (274)   $          (611)   $         (440)
IT Services                                          306                  -                443                 -
Other                                               (117)                 -               (286)                -
                                          ---------------    ---------------   ----------------   ---------------

         Consolidated                     $         (290)    $         (274)   $          (454)   $         (440)
                                          ===============    ===============   ================   ===============

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

     The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                           THREE MONTHS       THREE MONTHS       SIX MONTHS         SIX MONTHS
                                              ENDED              ENDED              ENDED             ENDED
                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                               1999               1998              1999               1998
                                          ---------------    ---------------   ----------------   ---------------
             NET REVENUE
United States                             $        2,691     $        1,020    $         4,892    $        2,185
The Americas (other than U.S.)                       128                191                336               363
Europe                                               666                655              1,353             1,337
Asia-Pacific                                         423                336                786               533
                                          ---------------    ---------------   ----------------   ---------------

         Consolidated                     $        3,908     $        2,202    $         7,367    $        4,418
                                          ===============    ===============   ================   ===============

             EXPORT SALES
United States                             $          396     $          279    $           792    $          279
                                          ===============    ===============   ================   ===============


                                              AS OF              AS OF
                                           SEPTEMBER 30,      SEPTEMBER 30,
                                               1999                1998
                                          ---------------    ---------------
          LONG-LIVED ASSETS
United States                             $       10,386     $        3,198
Europe                                               640                763
Asia-Pacific                                       1,512              1,051
                                          ---------------    ---------------

         Consolidated                     $       12,538     $        5,012
                                          ===============    ===============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and
Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the impact of adverse developments in overseas economies, the size and timing of customer orders, new or increased competition, delays in product upgrades and new product introductions, the ability to attract and retain key technical and management personnel, the ability to penetrate the IT services and other new markets the Company enters, Year 2000 compliance, changes in market demand, market acceptance of new products, product returns, integration of acquisitions, the ability to identify and consummate acquisitions and integrate them successfully, and the ability to meet future capital requirements. Any of these factors could cause operating results to vary significantly from prior periods and period-to-period. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

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

GENERAL

The Company is a leading provider of technically-sophisticated stand-alone and network-based engineering software products that provide fully-integrated easy-to-use design automation and analysis solutions for use by engineering analysis and design professionals worldwide. The Company's comprehensive line of Windows-based engineering software products includes STAAD, the Company's structural analysis and design software, as well as mechanical, civil and process/piping engineering products. The Company's software products assist engineers in performing a myriad of mission-critical engineering tasks, including the analysis and design of industrial, commercial, transportation and utility structures, pipelines, machinery, automotive and aerospace products, and survey, contour and digital terrain modeling.

As a result of the acquisitions of NetGuru in September 1999 and R-Cube in February 1999, the Company has expanded into the $90 billion IT services industry, providing expertise in data-mining and embedded technologies to Internet/Intranet design and communications.

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

The following discussion and analysis addresses the results of the Company's operations for the three and six month periods ended September 30, 1999, as compared to the Company's results of operations for the three and six month periods ended September 30, 1998.


RESULTS OF OPERATIONS FOR THE Three AND SIX month PERIODS ended SEPTEMBER 30, 1999 and 1998

NET REVENUES - Net revenues for the quarter ended September 30, 1999 increased by $1,706,000 (77%) to $3,908,000, as compared to $2,202,000 for the quarter ended September 30, 1998. For the six months ended September 30, 1999, revenues increased by $2,949,000 (67%) to $7,367,000 from $4,418,000 for the six months ended September 30, 1998. These increases in net revenues were primarily attributable to the acquisitions of R-Cube and NetGuru. Combined revenue from these acquisitions were $1,832,000 and $3,051,000 for the three and six month periods respectively.

International net revenues as a percentage of total revenues for the quarter ended September 30, 1999 decreased to 27%, from 45% for the quarter ended September 30, 1998. For the six months ended September 30, 1999, international revenues decreased to 29%, from 42% for the six months ended September 30, 1998. The decrease in international net revenues as a percentage of total net revenues was primarily due to the expansion into the IT services industry. Currently, all of the Company's IT services revenue is generated within the United States, thus this segment's revenues increase the percentage of consolidated net revenues generated domestically. The Company's domestic revenues are denominated in U.S. Dollars, while revenues and expenses for the Company's foreign subsidiaries and sales offices are usually recorded in the applicable foreign currency and translated into U.S. Dollars. There were no foreign exchange gains or losses that were material to the Company's financial results during the three months and six months ended September 30, 1999 and 1998.

GROSS PROFIT - Gross profit increased by $452,000 (23%) to $2,407,000 in the quarter ended September 30, 1999 as compared to $1,955,000 for the quarter ended September 30, 1998. Gross profit increased by $903,000 (23%) to $4,794,000 for the six months ended September 30, 1999 as compared to $3,891,000 for the six months ended September 30, 1998. These increases were primarily due to the expansion into the IT services industry. Gross profit for IT services was $573,000 for the quarter ended September 30, 1999 and $934,000 for the six month period. Gross margin decreased to 62% of total net revenues in the quarter ended September 30, 1999 as compared to 89% for the quarter ended September 30, 1998, and decreased to 65% for the six months ended September 30, 1999 as compared to 88% of the corresponding period last year. This change is due to the growth of the IT services segment, for which the cost of generating revenues is significantly higher than for sales of software products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Selling, general and administrative ("SG&A") expense increased by $442,000 (27%) to $2,064,000 for the quarter ended September 30, 1999 as compared to $1,622,000 for the quarter ended September 30, 1998, and decreased as a percentage of total net revenues to 53% from 74% in the comparable quarter of the prior year. Selling, general and administrative expense increased by $879,000 (28%) to $3,988,000 in the six months ended September 30, 1999 as compared to $3,109,000 for the six months ended September 30, 1998, and decreased as a percentage of total net revenues to 54% from 70% in the comparable period of the prior year. The majority of the increase in expenses is due to the expansion into IT services upon the acquisition of R-Cube and NetGuru. SG&A expenses for the IT services segment totaled $266,000 for the current quarter and $491,000 for the six months ended September 30, 1999. Additional increases resulted from goodwill amortization due to the recent acquisitions. The remaining increase for both periods was largely experienced in India and was related to the development of the e-commerce and digital media services businesses.

RESEARCH AND DEVELOPMENT EXPENSE - Research and development expense increased by $26,000 to $633,000 in the quarter ended September 30, 1999 as compared to $607,000 for the quarter ended September 30, 1998, but decreased as a percentage of total net revenues to 16% from 28% in the comparable quarter of the prior year. Research and development expense increased by $38,000 to $1,260,000 in the six months ended September 30, 1999 as compared to $1,222,000 for the six months ended September 30, 1998, but decreased as a percentage of net revenues to 17% from 28% in the comparable six months of the prior year. The decrease in research and development expense as a percentage of total net revenues is primarily due to the addition of the IT services segment. The results for both the three and six month periods ended September 30, 1999 include added net revenues for IT services with no addition to research and development expense.

OTHER (INCOME) EXPENSE - Net interest expense increased by $97,000 to $120,000 in the quarter ended September 30, 1999 as compared to $23,000 for the quarter ended September 30, 1998. Net interest expense increased by $202,000 to $241,000 in the six months ended September 30, 1999 as compared to $39,000 for the six months ended September 30, 1998. The increase in both periods is primarily due to the increase in long-term debt used to finance the acquisition of R-Cube.

INCOME TAXES - The Company had income tax benefit of $117,000 and $217,000 for the three months and six months ended September 30, 1999, respectively, as compared to income tax benefit of $101,000 and $144,000 for the three months and six months ended September 30, 1998, respectively. This increase in income tax benefit is primarily due to an increase in pretax loss in the United States and Singapore for the three months and six months ended September 30, 1999 for which the related tax benefits were recognized.


LIQUIDITY AND CAPITAL RESOURCES

The Company currently finances its operations (including capital expenditures) primarily through its existing cash and cash equivalent balances.

The Company's principal sources of liquidity at September 30, 1999 consisted of $2,118,000 of cash and cash equivalents.

Cash and cash equivalents increased slightly during the six months ended September 30, 1999. The increase was largely due to increased borrowings in India as additional funds were needed for the continued development of the e-commerce and digital media services businesses. Another $2.6 million was obtained through the issuance of 371,429 shares of 5% convertible preferred stock. These proceeds were used to fund a portion of the purchase price of NetGuru. These increases were largely offset by increases in cash used in operating and investing activities. The increase in cash used by operations is primarily attributable to the net loss experienced for the year to date. The increase in investing activities is largely due to the acquisition of NetGuru and the purchase of capital assets for the e-commerce and digital media services businesses.

The Company anticipates that it will finalize a sale and leaseback transaction involving its Yorba Linda, California facility during the third quarter. This transaction is expected to give the Company cash proceeds of $1.3 million, net of transaction costs. These proceeds will provide the necessary funds for the purchase of the remaining 20% of NetGuru in December as well as provide funds for operating purposes. Management believes that these proceeds and its current cash and cash equivalents balances will provide adequate working capital to fund the Company's operations at currently anticipated levels through September 30, 2000. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financings. There can be no assurance that such additional financings will be available, if needed, or, if available, will be on terms satisfactory to the Company.

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

The Company's systems (both IT and non-IT), equipment and processes were substantially Year 2000 ready by the end of March 1999. The actual cost of remediation was approximately $250,000, most of which represents lease payments for software that will be paid ratably through 2002. The Company is currently working on its contingency plan for Year 2000 issues, which is expected to be in place by the end of November 1999.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June, 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 - AN AMENDMENT OF FASB STATEMENT NO. 133. This statement delays the required implementation of SFAS No. 133 by one year, fiscal years beginning after June 15, 2000. The Company is required to adopt the statement in the first quarter of fiscal year 2002. The Company is currently studying the impact of this pronouncement on its consolidated financial statements but has not yet determined the impact on its results of operations.

PART II  --  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             None

ITEM 2.      CHANGES IN SECURITIES

             On September 14, 1999, the Company issued an aggregate of 371,429 shares of its Series B 5% Convertible Preferred Stock and warrants to purchase an additional 50,000 shares of Common Stock to two institutional investors for a total of $2,600,000. The proceeds, net of commissions and fees of $60,000, were used to pay the cash portion of the purchase of 80% of the outstanding capital stock of NetGuru Systems, Inc. and NetGuru Consulting, Inc. (collectively, "NetGuru"). The transaction was exempt under Section 4(2) of the Securities Act of 1933.

             The Series B 5% Convertible Preferred Stock is convertible into, and the warrants are exercisable for, the Company's Common Stock at a price determined by a formula tied to the current market price of the Comany's Common Stock, and depends on the date of conversion or exercise. The warrants contain a "cashless exercise" feature whereby the warrant holder may use the spread between the exercise price and the current market price to pay the exercise price. The terms of the conversion formula are more particularly described in the Company's Form S-3 registration statement filed on October 13, 1999.

             Also, on September 14, 1999, the Company issued 170,635 shares of Common Stock to Bharat Manglani as the non-cash portion of the purchase of 80% of NetGuru. The transaction was exempt under
             Section 4(2) of the Securities Act of 1933, and was more particularly described in the Company's report on Form 8-K filed on September 29, 1999, and amended on October 15, 1999, and November 15, 1999.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits

                      27.1     Financial Data Schedule

                      27.2     Restated Financial Data Schedule

             (b)      Reports on Form 8-K

                      The Company filed a Form 8-K on September 29, 1999, reporting on Item 2 with respect to the acquisition of NetGuru. On October 15, 1999, the Company filed a Form 8-K/A No. 1 to provide an additional exhibit, and on November 15, 1999, the Company filed a Form 8-K/A No. 2 to provide financial statements for NetGuru.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 15, 1999

                                          RESEARCH ENGINEERS, INC.


                                          By: /S/ WAYNE BLAIR
                                             -----------------------------------
                                             Wayne Blair
                                             Senior Vice President of Finance,
                                             Chief Financial Officer, Secretary
                                             and Treasurer (principal financial
                                             and accounting officer)

                                  Exhibit Index
                                  -------------



Exhibit 27.1      Financial Data Schedule

Exhibit 27.2      Restated Financial Data Schedule