Form 10QSB
period 1999-12-31
RESEARCH ENGINEERS INC
filed 2000-02-14
CIK 1015920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1999



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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 12,837,384 on February 8, 2000.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                     DECEMBER 31, 1999
                                        (Unaudited)
                    (In thousands, except share and per share amounts)

                                     ASSETS
Current assets:
    Cash and cash equivalents                                                   $        2,463
    Accounts receivable (net of allowance for doubtful accounts of $424)                 3,671
    Income taxes receivable                                                                256
    Deferred income taxes                                                                  963
    Notes and related party loans receivable                                               377
    Prepaid expenses and other current assets                                              754
                                                                                ---------------

           Total current assets                                                          8,484

Property, plant and equipment, net                                                       2,316
Goodwill and intangible assets (net of accumulated amortization of $1,318)               7,760
Other assets                                                                               771
                                                                                ---------------

                                                                                $       19,331
                                                                                ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt                                      $          680
    Current portion of capital lease obligations                                           101
    Accounts payable                                                                       615
    Accrued expenses                                                                     1,151
    Deferred maintenance revenue                                                         1,159
                                                                                ---------------

           Total current liabilities                                                     3,706

Long-term bank debt, net of current portion                                              3,406
Capital lease obligations, net of current portion                                          405
Deferred gain on sale-leaseback of real estate                                           1,058
Deferred income taxes                                                                      244
                                                                                ---------------

           Total liabilities                                                             8,819
                                                                                ---------------

Stockholders' equity:
    Preferred stock, par value $.01.  Authorized 5,000,000 shares; issued and
      outstanding 371,429 shares                                                             4
    Common stock, par value $.01.  Authorized 20,000,000 shares; issued and
      outstanding 12,222,146 shares                                                        122
    Additional paid-in capital                                                          11,367
    Accumulated deficit                                                                   (718)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                                (263)
                                                                                ---------------

           Total stockholders' equity                                                   10,512
                                                                                ---------------

                                                                                $       19,331
                                                                                ===============

See accompanying notes to unaudited consolidated financial statements.


                              RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                         (In thousands, except share and per share amounts)

                                            THREE MONTHS       THREE MONTHS       NINE MONTHS      NINE MONTHS
                                               ENDED              ENDED              ENDED            ENDED
                                            DECEMBER 31,       DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                1999               1998              1999              1998
                                          ---------------    ---------------   ---------------   ---------------
Net revenues:
    IT services                           $        3,359     $            -    $        6,410    $            -
    Product sales                                  1,743              2,545             5,129             6,008
    Maintenance and support                          491                474             1,422             1,429
                                          ---------------    ---------------   ---------------   ---------------

           Total net revenues                      5,593              3,019            12,961             7,437

Cost of revenues:
    IT services                                    2,372                  -             4,489                 -
    Product sales, maintenance and
         support                                     247                264               703               791
                                          ---------------    ---------------   ---------------   ---------------

           Total cost of revenues                  2,619                264             5,192               791
                                          ---------------    ---------------   ---------------   ---------------

           Gross profit                            2,974              2,755             7,769             6,646
                                          ---------------    ---------------   ---------------   ---------------

Operating expenses:
    Selling, general and administrative            2,940              2,167             6,912             5,276
    Research and development                         594                598             1,871             1,820
                                          ---------------    ---------------   ---------------   ---------------

           Total operating expenses                3,534              2,765             8,783             7,096
                                          ---------------    ---------------   ---------------   ---------------

           Operating loss                           (560)               (10)           (1,014)             (450)
                                          ---------------    ---------------   ---------------   ---------------

Other expense (income):
    Interest, net                                    124                 14               365                53
    Other                                            (16)                11               (25)              (10)
                                          ---------------    ---------------   ---------------   ---------------

           Total other expense                       108                 25               340                43
                                          ---------------    ---------------   ---------------   ---------------

Loss before income taxes                            (668)               (35)           (1,354)             (493)

Income tax (benefit) expense                        (251)                 1              (468)             (143)
Minority interest in earnings of
    consolidated subsidiary                            1                  -                 8                 -
                                          ---------------    ---------------   ---------------   ---------------

           Net loss                       $         (418)    $          (36)   $         (894)   $         (350)
                                          ===============    ===============   ===============   ===============

Cumulative preferred stock dividends      $          (26)    $            -    $          (34)   $            -
                                          ===============    ===============   ===============   ===============

Net loss per common share:
         Basic                            $        (0.04)    $        (0.00)   $        (0.08)   $        (0.03)
         Diluted                          $        (0.04)    $        (0.00)   $        (0.08)   $        (0.03)

Common shares used in computing net
    loss per common share:
         Basic                                11,973,156         11,461,420        11,677,692        11,460,754
         Diluted                              11,973,156         11,461,420        11,677,692        11,460,754


See accompanying notes to unaudited consolidated financial statements.


                              RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                           (In thousands)
                                                                             NINE MONTHS       NINE MONTHS
                                                                               ENDED              ENDED
                                                                             DECEMBER 31,      DECEMBER 31,
                                                                                1999               1998
                                                                           ---------------    ---------------
Cash flows from operating activities:
    Net loss                                                               $         (894)    $         (350)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                               1,134                772
        Deferred income taxes                                                          31               (312)
        Compensation recognized on issuance of stock options                           33                  -
        Gain on sale of investments                                                     -                (20)
        Changes in operating assets and liabilities:
          Accounts receivable                                                         245                 12
          Notes and related party loans receivable                                    (76)                77
          Prepaid expenses and other current assets                                  (209)                 5
          Other assets                                                               (145)              (230)
          Accounts payable, accrued expenses and other current
            liabilities                                                              (284)               (25)
          Deferred maintenance revenue                                                 70               (309)
          Income taxes payable                                                       (666)              (115)
                                                                           ---------------    ---------------

                  Net cash used in operating activities                              (761)              (495)
                                                                           ---------------    ---------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                        (518)              (482)
    Proceeds from sale-leaseback of real estate, net                                2,709                  -
    Purchase of short-term investments                                                  -               (764)
    Sale of short-term investments                                                      -              2,142
    Payments to acquire companies, net of cash acquired                            (3,194)              (366)
                                                                           ---------------    ---------------

                  Net cash (used in) provided by investing activities              (1,003)               530
                                                                           ---------------    ---------------

Cash flows from financing activities:
    Proceeds from bank debt                                                           992                 75
    Repayment of bank debt                                                         (2,335)               (91)
    Repayment of capital lease obligations                                            (64)                 -
    Preferred stock issuance                                                        2,600                  -
    Common stock issuance from exercise of options and warrants                       986                  8
                                                                           ---------------    ---------------

                  Net cash provided by (used in) financing activities               2,179                 (8)
                                                                           ---------------    ---------------

    Effect of exchange rate changes on cash and cash equivalents                       37                (38)
                                                                           ---------------    ---------------

                  Increase (decrease) in cash and cash equivalents                    452                (11)

Cash and cash equivalents, beginning of period                                      2,011              1,390
                                                                           ---------------    ---------------

Cash and cash equivalents, end of period                                   $        2,463     $        1,379
                                                                           ===============    ===============

Supplemental cash flow information:
     Amounts paid for:
          Interest                                                         $          366     $          123
          Income taxes                                                                200                280
Supplemental disclosure of non cash investing and financing activities:
     Issuance of common shares for NetGuru acquisition                     $        1,194     $            -
     Issuance of note payable for NetGuru acquisition                                 600                  -
     Note receivable obtained in sale-leaseback of real estate                        250                  -
     Acquisition of equipment under capital lease obligations                           4                  -
     Unrealized gain on investments                                                     -                  2
     Payment of related party note receivable from transfer of short-term
          investments                                                                   -                 66

See accompanying notes to unaudited consolidated financial statements.

                    RESEARCH ENGINEERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of Research Engineers, Inc. and its wholly and majority owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation. Minority interest represents the minority shareholder's proportionate share of the earnings of NetGuru Systems, Inc. and NetGuru Consulting, Inc. (collectively, "NetGuru") up through December 15, 1999 at which time Netguru became a wholly-owned subsidiary of the Company. The Company's reported results for the three and nine month periods ended December 31, 1998 have been restated to include the results of operations of PacSoft Incorporated ("PacSoft") as a result of the Company's acquisition of PacSoft in March 1999. This acquisition has been accounted for using the pooling of interests method of accounting for business combinations.

     These unaudited consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at December 31, 1999 and the results of operations and the cash flows for the three month and nine month periods ended December 31, 1999 and 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. Results of operations for the three month and nine month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year ended March 31, 2000.

     On January 21, 2000, the Company announced that its Board of Directors had approved a 2 for 1 split of the Company's common shares. This split was affected in the form of a stock dividend paid on February 7, 2000. All share and per share data relative to the outstanding common shares included in these consolidated financial statements and in the Notes to Consolidated Financial Statements has been restated to reflect the effects of the stock split as if it had occurred at the beginning of the periods presented.

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

4.   ACQUISITION

     Effective September 14, 1999, the Company acquired 80% of the outstanding capital stock of NetGuru Systems, Inc. and NetGuru Consulting, Inc. (collectively, "NetGuru"). Pursuant to the terms of the agreement, the Company purchased the remaining 20% interest on December 15, 1999. NetGuru is a provider of information technology ("IT") services headquartered in Waltham, Massachusetts. The aggregate purchase, including acquisition costs, was approximately $5.2 million which was paid in a combination of cash, a promissory note and 341,270 shares of the Company's common stock. The promissory note, amounting to $600,000, is payable one year from the closing date and bears interest at 8.5%. The cash portion of the purchase price was obtained through the issuance of 371,429 shares of the Company's newly created Series B 5% Convertible Preferred Stock to two investors in a private transaction not involving a public offering. This preferred stock accrued dividends on a cumulative basis and was convertible to shares of common stock at the option of the holder. Subsequent to December 31, 1999 all preferred shares were converted into 578,372 shares of common stock. Preferred dividends accrued through the conversion date were paid in a combination of 1,532 common shares and approximately $1,800 cash.

     In determining the purchase price for NetGuru, the Company took into account the value of companies of similar industry and size to NetGuru, comparable transactions and the market for such companies. The acquisition is being accounted for using the purchase method of accounting and as such all assets acquired and liabilities assumed were recorded at their estimated fair market values at the date of acquisition. The purchase price allocation for the acquisition of NetGuru (including acquisition costs of $422,000) is summarized as follows (in thousands):

                Current assets, including cash of $300        $         1,296
                Property and equipment                                     75
                Goodwill                                                4,908
                Current liabilities                                    (1,033)
                Capital lease obligations                                  (2)
                                                              ----------------
                                                              $         5,244
                                                              ================

     As the Company's unaudited consolidated financial statements do not include the operations of NetGuru for the full nine month periods ended December 31, 1999 and 1998, the following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company and NetGuru as if the acquisition had occurred as of April 1, 1998, giving effect to purchase accounting adjustments.

                                                  THREE MONTHS      NINE MONTHS       NINE MONTHS
                                                     ENDED             ENDED             ENDED
                                                  DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                      1998              1999             1998
                                                ---------------   ---------------   ---------------
                                                  (unaudited)       (unaudited)       (unaudited)

         Net revenues                           $        4,529    $       16,826    $       12,162
         Net income (loss)                      $          122    $         (840)   $         (166)
         Basic loss per share                   $         0.01    $        (0.08)   $        (0.02)
         Diluted loss per share                 $         0.01    $        (0.08)   $        (0.02)

     The unaudited pro forma amounts reflect the results of operations for the Company including NetGuru and the following purchase accounting adjustments for the periods presented:

          o Amortization of goodwill, straight-line, over a useful life of 15 years;
          o The addition of interest expense at 8.5% on debt incurred in the acquisition;
          o    Estimated income tax effect on the pro forma adjustments;
          o Estimated income tax effect on NetGuru historical financial results (prior to the acquisition NetGuru was an "S" Corporation and as such had not reported income tax expense in their financial statements); and
          o The 20% minority interest in the earnings of Net Guru through the date of the second acquisition closing.

     The unaudited pro forma loss per share data is based on the Company's weighted average number of common shares outstanding during fiscal 2000 and 1999 and the addition of the 341,270 common shares issued as part of the acquisition. The loss per share calculation was adjusted to include the effect of cumulative dividends on 371,429 shares of Series B 5% Convertible Preferred Stock issued as part of financing the acquisition. The unaudited pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had NetGuru operated as part of the Company for the nine month period ended December 31, 1999 and the three and nine month periods ended December 31, 1998, nor are they indicative of future operating results.

5.   SALE-LEASEBACK OF REAL ESTATE

     On December 15, 1999 the Company consummated a sale and leaseback transaction involving its Yorba Linda, California facility. The gross selling price of the property was $3.2 million, $1.7 million of which was paid directly to the bank to pay off the balance of the mortgage on the property. The Company received approximately $1.0 million in cash proceeds, net of transaction costs, and a $250,000 short term note receivable for the sale of the property. The proceeds were used to purchase the remaining 20% of NetGuru in December and for operating purposes. Concurrent with the sale, the Company entered into a fifteen year operating lease on the facility. The net book value of the land and building and the related mortgage have been removed from the Company's balance sheet and the lease payments will be charged to expense as incurred. The gain on the sale transaction has been deferred and will be recognized over the period of the lease as a reduction in lease expense.

6.   SOFTWARE REVENUE RECOGNITION

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

7.   SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

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

8.   START-UP ACTIVITIES

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

9.   COMPREHENSIVE INCOME (LOSS)

     As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income
     (loss) and its components. The adoption of this statement had no impact on the Company's reported net (loss)/income or stockholders' equity. SFAS No. 130 requires changes in unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive (loss) income was ($405,000) and $54,000 for the three months ended December 31, 1999 and 1998, respectively, and was ($891,000) and ($450,000) for the nine months ended December 31, 1999 and 1998, respectively.

10.  STOCK WARRANTS

     On December 7, 1999, warrants to purchase 260,000 shares of comon stock, at an exercise price of $3.00 per share, were exercised. In consideration for the holder's decision to exercise these warrants for cash rather than via a cashless exercise, warrants to purchase an additional 260,000 shares of common stock were issued at an exercise price of $13.44 per share.

11.  NET LOSS PER SHARE

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

     The following table illustrates the computation of basic and diluted net loss per share (in thousands):

                                            THREE MONTHS       THREE MONTHS      NINE MONTHS       NINE MONTHS
                                               ENDED              ENDED             ENDED             ENDED
                                            DECEMBER 31,       DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                1999               1998              1999              1998
                                          ---------------    ---------------   ---------------   ---------------
Numerator:
Net loss                                  $         (418)    $          (36)   $         (894)   $         (350)
Cumulative preferred stock dividends                 (26)                 -               (34)                -
                                          ---------------    ---------------   ---------------   ---------------
Numerator for basic and diluted net
    loss per share                                  (444)               (36)             (928)             (350)

Denominator:
Denominator for basic net loss per
   share - average number of common
   shares outstanding during the period           11,973             11,461            11,678            11,461
Incremental common shares attributable
   to exercise of outstanding options                  -                  -                 -                 -
                                          ---------------    ---------------   ---------------   ---------------
Denominator for diluted net loss per
   share                                          11,973             11,461            11,678            11,461
                                          ===============    ===============   ===============   ===============

Basic net loss per share                  $        (0.04)    $        (0.00)   $        (0.08)   $        (0.03)
                                          ===============    ===============   ===============   ===============
Diluted net loss per share                $        (0.04)    $        (0.00)   $        (0.08)   $        (0.03)
                                          ===============    ===============   ===============   ===============

     Options, warrants, convertible preferred stock and other common stock equivalents amounting to a weighted average of 2,575,000 and 1,786,000 potential common shares for the three and nine month periods ended December 31, 1999, respectively, and 290,000 and 420,000 potential common shares for the three and nine month periods ended December 31, 1998, respectively, were excluded from the computation of diluted EPS because the Company reported a net loss and, therefore, the effect would be antidilutive. For the periods ended December 31, 1998 warrants to purchase 260,000 common shares were also excluded from the computation of diluted EPS as the exercise price was greater than the average market value of the Company's stock over those periods.

12.  SEGMENT AND GEOGRAPHIC DATA

     The Company operates in four significant segments. The Company has historically derived its revenues principally from sales of its stand-alone and network-based engineering software products and from sales of software maintenance contracts relating to these products. With the acquisition of R-Cube in February 1999, the Company expanded into the $90 billion IT services industry, providing expertise in data-mining and embedded technologies to Internet/Intranet design and communications. In April 1999, the Company launched the first of several e-commerce special interest portals targeting expatriates of the Asia Pacific region now living throughout Europe and North America. Finally, the

     Company is continuing to develop its presence in providing digital media services including computer animation. The e-commerce and digital media services segments have not experienced significant revenues to date and therefore are not reportable segments for the three and nine month periods ended December 31, 1999. The following are significant components of worldwide operations by reportable operating segment:

                                            THREE MONTHS       THREE MONTHS      NINE MONTHS       NINE MONTHS
                                               ENDED              ENDED             ENDED             ENDED
                                            DECEMBER 31,       DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                1999               1998              1999              1998
                                          ---------------    ---------------   ---------------   ---------------
             NET REVENUE
IT Services                               $        3,359     $            -    $        6,410    $            -
Software sales, maintenance and
  technical support                                2,215              3,019             6,504             7,437
Other                                                 19                  -                47                 -
                                          ---------------    ---------------   ---------------   ---------------

         Consolidated                     $        5,593     $        3,019    $       12,961    $        7,437
                                          ===============    ===============   ===============   ===============

       OPERATING (LOSS)/INCOME
IT Services                               $          151     $            -    $          593    $            -
Software sales, maintenance and
  technical support                                 (416)               (10)             (807)             (450)
Other                                               (295)                 -              (800)                -
                                          ---------------    ---------------   ---------------   ---------------

         Consolidated                     $         (560)    $          (10)   $       (1,014)   $         (450)
                                          ===============    ===============   ===============   ===============

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

     The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                            THREE MONTHS       THREE MONTHS      NINE MONTHS       NINE MONTHS
                                               ENDED              ENDED             ENDED             ENDED
                                            DECEMBER 31,       DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                1999               1998              1999              1998
                                          ---------------    ---------------   ---------------   ---------------
             NET REVENUE
United States                             $        4,181     $        1,144    $        9,073    $        3,283
The Americas (other than U.S.)                       217                334               554               743
Europe                                               918                932             2,271             2,269
Asia-Pacific                                         277                609             1,063             1,142
                                          ---------------    ---------------   ---------------   ---------------

         Consolidated                     $        5,593     $        3,019    $       12,961    $        7,437
                                          ===============    ===============   ===============   ===============

             EXPORT SALES
United States                             $          447     $          706    $        1,129    $        1,268
                                          ===============    ===============   ===============   ===============

                                              AS OF              AS OF
                                            DECEMBER 31,       DECEMBER 31,
                                               1999               1998
                                          ---------------    ---------------
          LONG-LIVED ASSETS
United States                             $        8,771     $        3,395
Europe                                               569                719
Asia-Pacific                                       1,507              1,232
                                          ---------------    ---------------

         Consolidated                     $       10,847     $        5,346
                                          ===============    ===============

13.  SUBSEQUENT EVENTS

     On January 31, 2000 the Company consummated its acquisition of e-Destinations, Inc. in a stock for stock purchase. Based in Artesia, California, e-Destinations is a full service, on-line travel agency with special emphasis on Asia/Pacific countries. The purchase price for this acquisition included 60,000 shares of the Company's common stock and options to purchase an additional 100,000 shares. The services provided by e-Destinations will be used in connection with the e-commerce segment of the Company's business and is expected to be integrated under the Company's city-on-net.com subsidiary. This acquisition was accounted for as a purchase business combination.

     On February 2, 2000 the Company signed a letter of intent to acquire the internet service provider (ISP) business unit of India-based Interra Global Limited. The purchase price for this acquisition will be approximately $1.4 million, which will be paid in shares of the Company's common stock. The acquisition will be consummated in two phases. The first phase is expected to close by March 31, 2000 and will give the Company a 49% ownership and management control of the ISP. The second phase is expected to close by May 31, 2000, pending approval of the acquisition by the Indian government, and will result in the Company purchasing the remaining 51% ownership. The agreement commits the Company to invest an estimated additional $10 million for necessary equipment and development of the ISP. It is expected that $5.4 million of this will be spent during phase one of the acquisition and the remaining $4.6 million will be spent during phase two. The ISP will be used in connection with the Company's city-on-net.com subsidiary and the e-commerce segment of the Company's business and is expected to be integrated under the Company's city-on-net.com subsidiary.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and
Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the impact of adverse developments in overseas economies, the size and timing of customer orders, new or increased competition, delays in product upgrades and new product introductions, the ability to attract and retain key technical and management personnel, the ability to penetrate the IT services and other new markets the Company enters, Year 2000 issues, changes in market demand, market acceptance of new products, product returns, integration of acquisitions, the ability to identify and consummate acquisitions and integrate them successfully, and the ability to meet future capital requirements. Any of these factors could cause operating results to vary significantly from prior periods and period-to-period. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's common stock to fluctuate substantially.

The information contained in this report is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Before deciding to buy or maintain a position in the Company's common stock, you should carefully review and consider the various disclosures made by the Company in this report and in its other materials filed with the SEC, including its Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 (and, in particular, in the "Outlook" section therein) that discusses the Company's business in greater detail and that also discloses various risks, uncertainties and other factors that may affect the Company's business, results of operations or financial condition.

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

The Company is expanding into two additional markets. In April 1999, the Company announced that it had launched the first of several e-commerce special interest portals targeting the 90 million expatriates of the Asia Pacific region now living throughout Europe and North America. The Company is also exploring its potential in providing digital media services including computer animation.

The following discussion and analysis addresses the results of the Company's operations for the three and nine month periods ended December 31, 1999, as compared to the Company's results of operations for the three and nine month periods ended December 31, 1998.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998

NET REVENUES - Net revenues for the quarter ended December 31, 1999 increased by $2,574,000 (85.3%) to $5,593,000, as compared to $3,019,000 for the quarter ended December 31, 1998. For the nine months ended December 31, 1999, revenues increased by $5,524,000 (74.3%) to $12,961,000 from $7,437,000 for the nine months ended December 31, 1998. These increases in net revenues were primarily attributable to the acquisitions of R-Cube and NetGuru. Combined revenue from these acquisitions were $3,359,000 and $6,410,000 for the three and nine month periods respectively. This was offset by a decrease in software product sales.

International net revenues as a percentage of total revenues for the quarter ended December 31, 1999 decreased to 21.4%, from 51.0% for the quarter ended December 31, 1998. For the nine months ended December 31, 1999, international revenues decreased to 25.7%, from 45.9% for the nine months ended December 31, 1998. The decrease in international net revenues as a percentage of total net revenues was primarily due to the expansion into the IT services industry. Currently, all of the Company's IT services revenue is generated within the United States, thus this segment's revenues increase the percentage of consolidated net revenues generated domestically. The Company's domestic revenues are denominated in U.S. Dollars, while revenues and expenses for the Company's foreign subsidiaries and sales offices are usually recorded in the applicable foreign currency and translated into U.S. Dollars. There were no foreign exchange gains or losses that were material to the Company's financial results during the three months and nine months ended December 31, 1999 and 1998.

GROSS PROFIT - Gross profit increased by $219,000 (7.9%) to $2,974,000 in the quarter ended December 31, 1999 as compared to $2,755,000 for the quarter ended December 31, 1998. Gross profit increased by $1,123,000 (16.9%) to $7,769,000 for the nine months ended December 31, 1999 as compared to $6,646,000 for the nine months ended December 31, 1998. These increases were primarily due to the expansion into the IT services industry but were partially offset by losses incurred due to lower software product sales as discussed above Gross profit for IT services was $987,000 for the quarter ended December 31, 1999 and $1,921,000 for the nine month period. Gross margin decreased to 53.2% of total net revenues in the quarter ended December 31, 1999 as compared to 91.3% for the quarter ended December 31, 1998, and decreased to 59.9% for the nine months ended December 31, 1999 as compared to 89.4% of the corresponding period last year. This change is due to the growth of the IT services segment, for which the cost of generating revenues is significantly higher than for sales of software products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Selling, general and administrative ("SG&A") expense increased by $773,000 (35.7%) to $2,940,000 for the quarter ended December 31, 1999 as compared to $2,167,000 for the quarter ended December 31, 1998, and decreased as a percentage of total net revenues to 52.6% from 71.8% in the comparable quarter of the prior year. Selling, general and administrative expense increased by $1,636,000 (31.0%) to $6,912,000 in the nine months ended December 31, 1999 as compared to $5,276,000 for the nine months ended December 31, 1998, and decreased as a percentage of total net revenues to 53.3% from 70.9% in the comparable period of the prior year. The majority of the increase in expenses is due to the expansion into IT services upon the acquisition of R-Cube and NetGuru. SG&A expenses for the IT services segment totaled $837,000 for the current quarter and $1,328,000 for the nine months ended December 31, 1999, which includes increases due to goodwill amortization resultant from the recent acquisitions. The remaining increase for both periods was largely experienced in India and was related to the development of the e-commerce and digital media services businesses.

RESEARCH AND DEVELOPMENT EXPENSE - Research and development expense decreased by $4,000 to $594,000 in the quarter ended December 31, 1999 as compared to $598,000 for the quarter ended December 31, 1998, and decreased as a percentage of total net revenues to 10.6% from 19.8% in the comparable quarter of the prior year. Research and development expense increased by $51,000 to $1,871,000 in the nine months ended December 31, 1999 as compared to $1,820,000 for the nine months ended December 31, 1998, but decreased as a percentage of net revenues to 14.4% from 24.5% in the comparable nine months of the prior year. The decrease in research and development expense as a percentage of total net revenues is primarily due to the addition of the IT services segment. The results for both the three and nine month periods ended December 31, 1999 include added net revenues for IT services with relatively little change in research and development expense.

OTHER (INCOME) EXPENSE - Net interest expense increased by $110,000 to $124,000 in the quarter ended December 31, 1999 as compared to $14,000 for the quarter ended December 31, 1998. Net interest expense increased by $312,000 to $365,000 in the nine months ended December 31, 1999 as compared to $53,000 for the nine months ended December 31, 1998. The increase in both periods is primarily due to the increase in long-term debt used to finance the acquisition of R-Cube.

INCOME TAXES - The Company had income tax benefits of $251,000 and $468,000 for the three months and nine months ended December 31, 1999, respectively, as compared to income tax provision of $1,000 and income tax benefit of $143,000 for the three months and nine months ended December 31, 1998, respectively. This increase in income tax benefit is primarily due to an increase in pretax loss in the United States and Singapore for the three months and nine months ended December 31, 1999 for which the related tax benefits were recognized. Management believes that it is more likely than not that the net operating loss can be utilized.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently finances its operations (including capital expenditures) primarily through its existing cash and cash equivalent balances.

The Company's principal sources of liquidity at December 31, 1999 consisted of $2,463,000 of cash and cash equivalents. Cash and cash equivalents increased by $452,000 during the nine months ended December 31, 1999. The increase was largely due to an increase in cash provided by financing activities offset by increases in cash used in operations and investing.

This increase in cash provided by financing activities was the result of many factors. A large portion of the increase was $2.6 million obtained through the issuance of 371,429 shares of 5% convertible preferred stock. These proceeds were used to fund a portion of the purchase price of NetGuru. Another $986,000 was received through issuance of shares of the Company's common stock as stock options and stock warrants were exercised by holders during the period. Additional increases resulted from increased borrowings in India as additional funds were needed for the continued development of the e-commerce and digital media services businesses. These increases were partially offset by repayment of outstanding debt and capital lease obligations.

The increase in cash used in operations is primarily the result of the increased net loss for the period as compared to the prior year. Additional decreases resulted from general decreases in current liabilities and an increase in prepaid and other assets.

The increase in cash used in financing activities is largely attributable to the acquisition of NetGuru. Payments to acquire companies, net of cash acquired, accounted for approximately $3.2 million of the change. Another $518,000 was spent on the purchase of property, plant and equipment. These changes were partially offset by cash proceeds of $2.7 million, net of transaction costs, resulting from the sale leaseback transaction involving the Company's Yorba Linda facility in December 1999.

Management believes that its current cash and cash equivalents balances will provide adequate working capital to fund the Company's operations at currently anticipated levels through December 31, 2000. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financings. There can be no assurance that such additional financings will be available, if needed, or, if available, will be on terms satisfactory to the Company.

IMPACT OF YEAR 2000

The Company has not experienced any significant problems as a result of the arrival of the Year 2000. Although no significant problems have materialized to date, the Company will continue to monitor its systems (both IT and non-IT) throughout the Year 2000, including the proper recognition of the leap year. The actual cost of remediation was approximately $250,000, most of which represents lease payments for software that will be paid ratably through 2002.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June, 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 - AN AMENDMENT OF FASB STATEMENT NO. 133. This statement delays the required implementation of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. The Company is required to adopt the statement in the first quarter of fiscal year 2002. The Company is currently studying the impact of this pronouncement on its consolidated financial statements but has not yet determined the impact on its results of operations.

PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             None

ITEM 2.      CHANGES IN SECURITIES

             On January 21, 2000, the Company announced that its Board of Directors had approved a 2 for 1 split of the Company's common shares. This split was affected in the form of a stock dividend paid on February 7, 2000. All share and per share data relative to the outstanding common shares included in this report has been restated to reflect the effects of the stock split as if it had occurred at the beginning of the periods presented.

             On September 14, 1999, the Company issued an aggregate of 371,429 shares of its Series B 5% Convertible Preferred Stock and warrants to purchase an additional 100,000 shares of Common Stock to two institutional investors for a total of $2,600,000. The proceeds, net of commissions and fees of $60,000, were used to pay the cash portion of the purchase of 80% of the outstanding capital stock of NetGuru Systems, Inc. and NetGuru Consulting, Inc. (collectively, "NetGuru"). The transaction was exempt under Section 4(2) of the Securities Act of 1933.

             The Series B 5% Convertible Preferred Stock was convertible into, and the warrants are exercisable for, the Company's common stock at a price determined by a formula tied to the current market price of the Company's common stock, and depends on the date of conversion or exercise. The warrants contain a "cashless exercise" feature whereby the warrant holder may use the spread between the exercise price and the current market price to pay the exercise price. The terms of the conversion formula are more particularly described in the Company's Form S-3 registration statement filed on October 13, 1999. Subsequent to December 31, 1999 all outstanding shares of the Series B Preferred stock were converted into 578,372 shares of common stock. Preferred dividends accrued through the conversion date were paid in a combination of 1,532 additional common shares and approximately $1,800 cash.

             Also on September 14, 1999, the Company issued 341,270 shares of common stock to Bharat Manglani as the non-cash portion of the purchase of 80% of NetGuru. The transaction was exempt under
             Section 4(2) of the Securities Act of 1933, and was more particularly described in the Company's report on Form 8-K filed on September 29, 1999, and amended on October 15, 1999, and November 15, 1999.

             On December 7, 1999, warrants to purchase 260,000 shares of common stock at an exercise price of $3.00 per share were exercised. In consideration for the holder's decision to exercise these warrants for cash rather than via a cashless exercise, warrants to purchase an additional 260,000 shares of common stock were issued at an exercise price of $13.44 per share.

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


Date:  February 14, 2000

                                           RESEARCH ENGINEERS, INC.


                                           By: /S/ WAYNE BLAIR
                                              ----------------------------------
                                              Wayne Blair
                                              Senior Vice President of Finance,
                                              Chief Financial Officer, Secretary
                                              and Treasurer (principal financial
                                              and accounting officer)

                                  Exhibit Index
                                  -------------



Exhibit 27.1      Financial Data Schedule

Exhibit 27.2      Restated Financial Data Schedule