Form 10KSB
period 2000-03-31
NETGURU INC
filed 2000-06-26
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
         __________

                         Commission file number: 0-28560

                                  NETGURU, INC.
              (Exact name of small business issuer in its charter)

              DELAWARE                                 22-2356861
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

22700 SAVI RANCH PARKWAY, YORBA LINDA, CA               92887
 (Address of principal executive offices)             (Zip Code)

                    Issuer's telephone number: (714) 974-2500

          Securities registered pursuant to Section 12 (b) of the Act:

       Title of each class                 Name of exchange on which registered
              NONE                                         NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $19,936,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 26, 2000 was $102,004,508.

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 13,370,933 on May 26, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.


INTRODUCTION

         We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are an integrated Internet technology and services company providing:

    o Internet-based information technology, or IT, services to companies worldwide;

    o Internet and personal computer based engineering software products to businesses worldwide; and

    o Internet content and commerce through our city- and region-oriented portal network, NETGURUINDIA.COM, which is focused on the "global Indian" community, consisting of resident Indians and persons of Indian origin, or PIOs.

         We have been providing computer-aided engineering software solutions to our customers for over 18 years. For the past 15 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the U.S., further expanding our IT resources and capabilities. With our experience in India and our understanding of the global Indian community, we began offering our Internet portal services in 1999. In addition, based upon our knowledge and understanding of the engineering software market, combined with our Internet technology resources and experience, we recently launched WEB4ENGINEERS.COM, an engineering portal hosting our engineering software applications online and providing applications services provider, or ASP, services to engineering software providers and their licensees worldwide.

         Our Internet portal, NETGURUINDIA.COM currently provides Internet content and commerce services, including travel, telecommunications and gifts, to PIOs through city- and region-oriented destinations that address the specific Indian cultural and ethnic needs of the targeted communities. Our portal network provides comprehensive digitally-rich media content and e-commerce services for PIOs, including direct-to-customer fulfillment and Internet tools such as chat rooms and other digital communication capabilities.

         We are in the process of providing our Internet access and commerce services to the resident Indian business and consumer markets. In May 2000, we acquired a 74% interest (49% held as a direct investment and 25% held as an indirect investment through our subsidiary in India) in Interra Global Limited, an Indian company with a 15-year Class A License. This Class A License enables us to provide Internet access services throughout India from points of presence, or POPs, which are access facilities allowing the two-way transfer of information and data. We are currently building our network of POPs, which will be strategically located in India's largest metropolitan areas. We intend to expand our network by adding additional POPs in the future.

         We provide a full suite of Internet-based IT consulting services to our customers from our IT services divisions in the Silicon Valley and the Boston area. We support our IT services operations with our offshore facility in India. Our IT consulting customers include companies such as General Electric, Fidelity, Netscape, Sun Microsystems, Cisco Systems and Hewlett Packard. We have positioned our company to capitalize on our IT services methodology in order to provide Internet-based IT consulting services to businesses worldwide and to enable us to provide business-to-business Web solutions in India.

         We develop and market cost-effective, high-quality engineering software solutions. Our comprehensive line of structural, mechanical, civil and process/piping engineering software products provide our customers with fully-integrated, easy-to-use design automation and analysis solutions. We currently license our software products to more than 20,000 companies accounting for over 50,000 software installations. Based on our customer surveys, we estimate that there are approximately 150,000 users at these installations worldwide. Our customers include: Bechtel Corporation, British Telecom, Jet Propulsion Laboratories, Exxon Corporation, Fluor Daniel, Inc., General Dynamics, NASA, Rocketdyne, Siemens AG and Toyo Engineering.

         We recently acquired Allegria Software, Inc., a company with Internet technology resources and online collaborative software. This recent acquisition, combined with our Web-enabling technology, allows us to offer to our current and prospective customers our engineering software products online with real-time, online collaboration through our WEB4ENGINEERS.COM portal. Our WEB4ENGINEERS.COM portal offers ASP services, including applications hosting, data hosting and portal services for engineering companies worldwide.

INDUSTRY OVERVIEW

     THE INTERNET

         Our business is dependent upon the continued growth of the Internet. The Internet has evolved into a global mass medium, allowing millions of individuals and entities throughout the world to communicate, access and share information, provide entertainment and engage in commerce transactions electronically. The Internet is an interactive environment that facilitates the exchange of information among users worldwide. According to International Data Corporation, or IDC, the total number of Internet users worldwide is expected to grow from approximately 140 million in 1998 to 400 million by 2002.

     THE GLOBAL INDIAN COMMUNITY

         Our integrated Internet technology and service offerings are targeted at the global Indian community, consisting of resident Indians and PIOs.

         According to India's National Association of Software and Service Companies, India will experience the greatest percentage growth in Internet users of all countries. Alternative Internet access mechanisms such as broadband delivery may further accelerate Internet growth in India. IDC estimates that the number of Internet users in India will increase from 1.0 million in 1999 to over
11.3 million in 2003, a compounded annual growth rate of 84%.

         India's economy continues to modernize and expand. The growth of the Indian economy is leading to an increase in the number of personal computers and wired homes and businesses in India. We believe this will result in an increased demand for Internet services, including e-commerce. IDC estimates that e-commerce spending in India will increase from US $9.7 million in 1999 to US $1.6 billion in 2003. In addition, the Indian telecommunications and Internet industry, which was highly regulated by the Indian government, has been deregulated and thus more open to competition from private entities. Until November 1998, the only Internet service provider in India was Videsh Sanchar Nigam Limited, or VSNL, an entity that is sponsored and majority-owned by the Indian government. As of March 31, 2000, the Indian government has granted 270

15-year licenses to provide Internet service provider services, 44 of which enable the licensee to offer these services on a national level. As of March 31, 2000, only 15 of these national licensees had commenced operations.

         Of the approximately 987 million people comprising India's population, IDC estimates that approximately 150 million people are middle class (earning in excess of $20,000 annually), many of whom are English-speaking and high-school and university-educated. We believe that this segment of the population represents the highest growth segment of Internet users in India. We also believe that these demographics, along with the low penetration rate, demonstrate the potential for growth in this market.

         In addition to the opportunities presented within the resident Indian community, we believe that the PIO community provides us with a significant and well-defined target market opportunity for our Internet content and commerce offerings. According to IDC, there are presently approximately 22 million Indian expatriates worldwide. We believe that a significant segment of the PIO population, especially that portion located in the U.S., is relatively young, well educated and affluent.

     IT SERVICES

         Businesses worldwide are facing competitive pressures to Web-enable their operations. Many businesses, in particular, small and mid-sized businesses, are seeking to outsource these services. According to Dataquest, a third party information provider, the worldwide market for IT consulting, development, integration and outsourcing will continue to grow, increasing from $177 billion in 1998 to $291 billion in 2001. The IT consulting industry is highly fragmented and consists primarily of: (i) large systems integration firms, including the consulting divisions of the national accounting firms, (ii) information systems vendors which focus on services relating to the software solutions they offer; and (iii) general management consulting firms, many of whom focus on selected specialty areas, such as strategic planning or vendor-specific implementation.

     ENGINEERING SOFTWARE PRODUCTS

         The engineering design industry is comprised of a broad range of organizations including small, medium and large-sized engineering consulting firms, manufacturing companies, construction/fabrication companies, architectural firms, utility companies, transportation companies and government agencies. It is characterized by rapidly changing market demands as a result of evolving quality/safety regulations, increasing complexity of engineering projects, increasing demand for interdisciplinary information integration and increasing competition. In addition, this industry has increasingly relied on powerful desktop personal computer ("PC") commercial software. We believe that this shift to PC-based software has resulted in demand for technically-sophisticated, easy-to-use engineering software products that automate, simplify and integrate analysis and design functions in a cost effective manner.

         The increased use of PC-based, multi-functional engineering software has increased the volume and complexity of information analysis and exchange between engineering design organizations and organizations in related disciplines, such as procurement, construction, fabrication and production. Consequently, engineering design firms require more powerful and better integrated software products for their analysis and design activities. Engineering design firms are looking for ways to better coordinate their analysis and design activities through collaborative software. In particular, the Internet offers an attractive platform for collaborative engineering--allowing engineers in multiple locations to review designs online on a real-time basis. We believe, as more engineering software products are offered on the Internet with collaborative software products, engineering design firms will increasingly turn to Internet-based engineering software solutions to meet their design and analysis needs.

BUSINESS STRATEGY

         Our goal is to become one of the leading integrated Internet technology and service companies addressing the global Indian community, the worldwide IT services market and the worldwide Internet engineering software market. To achieve our objectives, we plan to build upon our competitive advantages and pursue the following strategies:

         BUILD NETGURU BRAND AWARENESS AND EXPAND OUR INTERNET USER BASE. We plan to make the netGuru brand name synonymous with leading integrated Internet technology and services in the global Indian community. We have embarked on a brand-building campaign utilizing online and offline media and strategic alliances. We also plan to build brand recognition and develop new commerce opportunities through the marketing and packaging of our content through co-branding, licensing, cooperative marketing and affiliation programs. We intend to expand our Internet access user base and increase usage through promotions, interactive services and affiliate relationships. By employing alternative delivery models that do not require a large initial capital outlay by the user, we seek to reach the larger market of resident Indian users who may not own a personal computer. For example, subsequent to the year ended March 31, 2000, we opened five, and plan to open additional, franchised netGuru-branded "cyber cafes" within India, providing Internet access to a much larger resident Indian Internet user base, whose members are computer literate but who do not own personal computers. We believe that our strategy of bringing the Internet within the reach of these users will enhance our market penetration and user loyalty.

         IMPLEMENT AND OPTIMIZE USAGE OF OUR INTERNET NETWORK INFRASTRUCTURE. We plan to rapidly develop our Internet network infrastructure to capitalize on the growth of the Internet in India. We are in the process of installing POPs which will enable us to provide Internet access to India's largest metropolitan areas and intend to expand our network in the future. Our network is designed to be utilized both for Internet access and for telecommunications services.

         UTILIZE OUR DIGITAL MULTI-MEDIA STUDIOS TO EXPAND AND ENHANCE OUR CONTENT AND COMMERCE ON OUR CITY- AND REGION-ORIENTED DESTINATIONS. We attract and retain users to NETGURUINDIA.COM with a broad array of relevant and in-depth local and nostalgic digitally-rich content. We plan to continue to enhance these offerings with our in-house multi-media digital studios in Calcutta, India and in the U.S. With these media resources and our expertise, combined with our strategic technology and content alliances, we plan to provide video-on-demand libraries, full-length movies and animation features.

         BUILD AN ATTRACTIVE PLATFORM FOR ADVERTISING AND COMMERCE. By focusing on the well-defined, rapidly growing market of resident Indians and PIOs, we believe that we will create an attractive advertising and commerce platform. Recognizing the travel, communication and financial needs of the global Indian community, we plan to focus on airlines, communication companies and banks as our primary sources of advertising and commerce revenue. We plan to enter into relationships with Internet advertising agencies in India, North America, the Asia/Pacific Region and Europe, to provide us with the ability to market our advertising network to a broad scope of advertisers and enable us to provide relevant content to our target markets.

         PURSUE STRATEGIC RELATIONSHIPS AND ACQUISITIONS. We plan to use strategic relationships with third parties and acquisitions to complement and enhance our product and service offerings, including alliances with leading content, technology, electronic commerce, advertising and telecommunications service providers. Through these relationships, we plan to enhance our offerings, expand our community of users, increase the number of visitors to our portal network and provide enhanced Internet-based IT business-to-business service offerings. We have recently acquired other businesses which expand and enhance our service offerings and plan to pursue additional strategic acquisitions in the future.

         LEVERAGE OUR IT EXPERIENCE AND INFRASTRUCTURE TO PROVIDE INTERNET-BASED BUSINESS-TO-BUSINESS SOLUTIONS TO THE RESIDENT INDIAN MARKET. We have an established IT services infrastructure strategically located in the Silicon Valley and the Boston area, which is supported by our offshore facilities in India. We intend to leverage our IT experience in the United States to provide IT consulting services to businesses on a worldwide basis and to become the leading single-source provider of end-to-end business solutions to the resident Indian market. Our strategy is to differentiate ourselves from our competitors by:

    o marketing our business-to-business solutions to our installed base of 2,000 companies in India who license our engineering software products;

    o    offering a comprehensive end-to-end solution to our customers;

    o    utilizing our established IT infrastructure and expertise; and

    o taking advantage of the lower costs derived from our facilities in India.

         LEVERAGE OUR SOFTWARE ENGINEERING EXPERIENCE AND INTERNET TECHNOLOGIES TO OFFER OUR SOFTWARE PRODUCTS ONLINE AND ESTABLISH A FULL-SERVICE ENGINEERING ASP. With our extensive experience and understanding of the engineering software market gained from over 18 years of experience providing quality software solutions to architectural, engineering and construction businesses, combined with our proprietary collaborative software and Web-enabling technologies, we have established WEB4ENGINEERS.COM as our engineering ASP portal. This portal allows us to offer our engineering software solutions online, as well as hosting engineering applications software from other software vendors and providing data hosting services. We believe that this engineering ASP will provide an attractive platform for customers in the architectural, engineering and construction marketplace who are increasingly seeking online, collaborative solutions.

PRODUCTS AND SERVICES

         Our products and services can be classified in the following three major categories:

    o     netGuru Internet Access and Portal Network;

    o     IT Services; and

    o     Engineering Software Products and ASP.

     NETGURU INTERNET ACCESS AND PORTAL NETWORK

         We currently provide Internet content and commerce services through a city- and region-oriented portal network to PIOs and plan to expand these offerings, including offering Internet access services, to the resident Indian community in the near future. We are in the process of installing our Internet network in India, initially consisting of POPs located in India's largest metropolitan areas.

         INTERNET ACCESS SERVICES

         We are building an Internet network in India to offer a wide range of Internet access and other network services to both consumer and corporate customers. Our planned service offerings can be broadly divided into the following categories:

    o    consumer access services;

    o    business access services; and

    o    alternative access services.

         CONSUMER ACCESS SERVICES. We plan to provide Internet access services to consumers in India. We expect that our access services product offerings will be available in a number of packages, based on monthly service charges and "fixed-hour" access. Our product packages will emphasize ease-of-use backed by quality technical support and value additions through bundling of useful Internet tools for no additional charge. We are establishing a network of customer care centers throughout India to provide technical support to our users on a 24x7x365 basis. In addition, we are entering into strategic partnerships with certain software developers to add value to our products and services.

         BUSINESS ACCESS SERVICES. We plan to provide Internet access services to businesses throughout India. In May 2000, we reached an understanding with Vital Communications Ltd., an information and communications technology company with approximately 10,000 customers, to acquire a 30% ownership interest in Vital Communications. Upon the closing of this transaction, Vital Communications will become our Internet access and services representative in India. Vital Communications has agreed to use its best efforts to convert a majority of its customers, most of which are businesses that currently obtain access services from VSNL, to our Internet services provider network. In addition, we have 2,000 licensees of our engineering software products that are located in India. We believe that these licensees are also candidates for our business access services. In addition to our Internet access services, we intend to market our Internet-based IT business-to-business solutions to Vital Communications' customers, our engineering software licensees and our future business access customers.

         ALTERNATIVE ACCESS SERVICES. In addition to providing access services to those resident Indians who own PCs, our plan includes a delivery model for these services which specifically targets the large number of middle-class resident Indians who may desire Internet access but who may not have the resources necessary to buy a personal computer. We have opened, with our franchisees, five netGuru-branded cyber cafes in Delhi, Calcutta and Ahmedabad. We plan to franchise additional netGuru-branded cyber cafes in the future. The netGuru-branded cyber cafes are designed to provide PCs to users on a fee basis in a social setting in their local communities, initially through third party Internet service providers and, in the future, through our access services. We believe that these cyber cafes have the potential to be an important distribution channel for our products and services because customers can access the Internet by paying only for actual Internet usage. Additionally, we have been granted the exclusive rights by two educational institutions in India, Bengal Engineering College in Calcutta and Indian Institute of Technology in Kharagpur, to operate cyber cafes on campus and intend to pursue similar opportunities at other educational institutions in India. We are currently in the process of designing additional access delivery methods to reach the resident Indian Internet user who does not own a PC. We believe that by utilizing alternative delivery channels to provide Internet access to this segment of the resident Indian population, we will have a competitive advantage in the resident Indian market.

         NETGURU INTERNET PORTAL NETWORK

         Our city and region-oriented portal network provides our PIO users with a one-stop Internet gateway which enables them to access local and nostalgic India-focused content and commerce. We plan to expand our portal network to provide access and commerce to resident Indians in the future. To date, we have developed NETGURUINDIA.COM portal destinations for the major metropolitan cities in India, including Delhi, Mumbai, Chennai and Calcutta. Our city- and region-oriented portal destinations are designed using a standard template enabling us to "plug-in" relevant applications and links on each destination. Using this standardized design enables us to create and modify our sites in a cost-effective manner while maintaining a consistent "look and feel" across destinations.

         CONTENT OFFERINGS. Through our portal network, we provide the PIO community with local events, news and music in both English and the local language of the Indian city on which the particular destination is based, and offer products and services to suit the community's needs. We are expanding access to our portal network to permit resident Indians to access our content offerings. We also provide special interest integrated content and e-commerce activities and Internet tools for our users. We believe that we will achieve significant content differentiation by enriching our content with proprietary animation and digital multimedia technology from our in-house studios.

         Currently, we provide news, sports, information and astrology updated daily through on-demand streaming video technology, broadcasted in both English and the relevant local Indian language. We plan to provide travel, health, education, entertainment and cultural content offerings, as well as personal service offerings such as restaurant guides, career placement and financial services.

         We plan to further enrich our content offerings by providing full motion video and sound allowing users to view the content in full-screen format on a user's computer without distortion or degradation of either video or sound quality. We also plan to integrate automatic voice recognition and streaming text-to-speech technologies into our portal.

         DIGITAL MULTI-MEDIA STUDIOS. We have developed proprietary digital multi-media expertise and resources in our studios in Calcutta, India and in the U.S. to offer our subscribers and users digitally-rich multi-media content on our NETGURUINDIA.COM portal network and to offer our entertainment, advertising and corporate customers digital multi-media, animation software and features and other digital products and services worldwide.

         COMMERCE. Through our portal network, we offer electronic commerce, designed to appeal to the global Indian community and to serve its needs. Currently, we offer e-commerce to the PIO community and plan to provide e-commerce offerings in India to the resident Indian community. We have identified three primary e-commerce opportunities within the global Indian community: travel-related services; communications; and gifts and merchandising.

                  TRAVEL-RELATED SERVICES. We have identified travel to India as a significant need for the PIO community. In January 2000, we acquired e-Destinations, Inc., a U.S.-based travel agency which has been in the travel business for over 19 years. e-Destinations focuses on the travel needs of the PIO community in the U.S. Through e-Destinations, we provide online travel services, including air tickets, cruises, packaged tours and stopover packages.

                  COMMUNICATIONS. We currently offer to our PIO users pre-paid telephone cards for long distance phone calls to India directly through our NETGURUINDIA.COM portal. Currently, we purchase access, on a wholesale basis, from international carriers to offer our customers competitive pricing. Beginning in July 2000, we plan to use our own telephony infrastructure to send our customers' long distance calls to India, which we believe will further improve our competitive pricing. Our telephone cards allow our customers to use a unique PIN and an 800 number to dial long distance from any telephone in the U.S.

                  GIFTS AND MERCHANDISE. Currently, we sell gifts and merchandise on our Internet portal, sourced from merchants in targeted Indian cities, to PIOs for delivery to their family and friends in India. We plan to expand our gift and merchandise offerings in the future by providing Indian products from U.S. merchants for PIOs and by providing e-commerce opportunities in India for our resident Indian subscribers and users. We are in the process of establishing our netGuru Alliance Program, or NAP, a program to aggregate leading merchants, service providers and religious and educational entities in India and in the major PIO communities around the world. This program is designed to provide our PIO users cultural and nostalgic gifts, merchandise, audio/visual equipment, clothing, books, educational, religious and social services. Our NAP partners will offer their products and services on our NETGURUINDIA.COM portal for sale to our PIO users. We will assist our NAP partners in converting their existing inventories to online catalogues, thus Web-enabling their businesses and increasing their market reach.

         INTERNET TOOLS. We seek to develop a loyal and strong customer base by providing our subscribers in India with useful Internet tools through our portal. Once we implement our subscription program in India, each registered subscriber will receive a personal "Netsecretary" which will be provided without additional charge. Netsecretary will also be available to our U.S. portal users. Netsecretary is our proprietary virtual Internet secretary, designed to encourage our users to make our NETGURUINDIA.COM Web page their homepage, thereby encouraging them to return to our Web site repeatedly. Netsecretary provides users with many features including, support of all major e-mail servers and operating systems; selectable media, including pager, fax, digital cellular phone and e-mail; programmable schedule interface; remote call-in facility; and selectable notification data. Through Netsecretary, we intend to offer the following tools to our users at no cost:


    o    personal e-mails;

    o    personal electronic organizer;

    o personal unified messaging system allowing for delivery of messages over the media selected by a user; and

    o remote access to e-mail through toll-free number in incorporating text-to-speech and automatic voice recognition technologies.

         We also plan to provide the following additional Internet tools for our subscriber and user base:

                  COMMUNITY CHAT ROOMS. We believe that interaction with peers is an important part of an online community. Our portal network will be designed to include community chat rooms to encourage subscriber and user exchange and interaction. We also plan to provide our subscribers with occasional chat opportunities with our celebrity representatives. We believe that this will enhance subscriber participation and result in additional traffic on our portal network.

                  NEWSGROUPS AND BULLETIN BOARDS. We plan to actively encourage community participation on our portal network through the creation of electronic forums such as newsgroups and bulletin boards.

         TELEPHONY SERVICES

         We are in the process of establishing a transpacific, carrier-grade managed communications network to support our planned telephony services offerings. We are designing our managed communications network to be a premium communications and data network built with carrier-grade communications switches and equipment linked by a combination of the Internet, international leased lines and satellite access to and from India. We will monitor and control our network on a 24x7x365 basis to deliver high quality voice communications. In the U.S., our communications gateway and switch will be located in our corporate headquarters in Yorba Linda, California and our leased communications facility in Los Angeles, California. In India, we will utilize government-approved telecommunications facilities.

         Initially, we will provide our telephony services through traditional voice international leased lines and satellite access. Our Internet network, which we are currently installing for Internet access services in India, is being designed to have the capability to transfer long distance calls to and from India at, what we believe will be, a lower cost than traditional voice methods, if the Indian government permits Internet-based telephony services in India.

         Our plan includes providing communications services to and from India to consumers, carriers and corporations. We currently offer to our PIO users, through our NETGURUINDIA.COM portal, pre-paid telephone cards for long distance calls to India. We have initially purchased access, on a wholesale basis, from telecommunications companies to offer our customers what we believe to be competitive pricing for long distance calls to India. Beginning in July 2000, we plan to use our own managed communications network to provide these long distance call termination services. We also plan to offer our PIO users long distance call-back cards which they can purchase for their family and friends in India to use to place long distance calls from India.

         We plan to offer to communications service providers long distance call termination services in India through our gateway in the U.S. by traditional delivery methods such as international leased lines and satellite access. Upon our receipt of the long distance calls in India, the calls will be routed through the Public Switched Telephone Network to the call termination destination in India.

         We also intend to be the preferred provider of integrated communications services to corporate customers in India. We have approximately 2,000 businesses in India who license our engineering software products. In addition, we expect that many of the customers of Vital Communications will become users of our Internet service provider services upon the closing of our investment in Vital Communications and upon completion of our initial Internet network. We believe our engineering software licensees together with a portion of Vital Communications' customers constitutes a captive base to whom we will be able to offer integrated communications services using our managed communications network.

     IT SERVICES

         Our IT services group provides business-to-business Web/Internet software related technical services to companies in North America, India and the Asia/Pacific region. Our IT expertise consists of:

    o Web/Internet Solutions - strategic consulting, Web/Internet software application development (Java/C++, HTML, CORBA, COM, DCOM, NAS, IIS technologies), creative Web design and digital media;

    o    Embedded systems - firmware;

    o    ERP/Database Solutions - SAP, Oracle Applications; and

    o Software Application Developments - C, C++, VC++, Java, J++, Oracle, Sybase, DB2, PB, VB and other GUIs, Windows, NT, Unix.

         We offer our services both on a project basis and through on-site consulting. When we provide IT services on a project basis, we assume full project management responsibility. Typically, projects are of a fixed duration and are charged at a fixed price. We also offer on-site consulting services for which we bill clients on a time and material basis.

         Our IT consulting services feature the following:

    o    customized approach based on client's needs;

    o qualified, trained and experienced Web/Internet and software professionals and account managers;

    o    professional screening and training of our consultants;

    o    confidentiality and intellectual property protection for clients;

    o    continued support for completed jobs; and

    o cost-effective outsourcing of projects supported by our offshore facility in India.

         Our IT services division operates out of the Silicon Valley and the Boston area and is supported by our offshore operations in India. These strategic locations allow us to effectively position ourselves in the mainstream of Internet/Web/e-commerce and IT sectors in North America and India.

         We plan to leverage our U.S. IT services experience and capabilities as well as our Indian IT resources to provide business-to-business Internet-based IT solutions to companies in India. Initially, we intend to market our Internet-based business-to-business solutions to our installed base of 2,000 companies in India who license our engineering software products and to a significant portion of Vital Communications' business customers upon the consummation of our investment in Vital Communications.

         ENGINEERING SOFTWARE PRODUCTS AND ASP

         Our technically sophisticated stand-alone and network-based engineering software products provide fully integrated, easy-to-use design automation and analysis solutions for use by engineering analysis and design professionals worldwide. We have developed a comprehensive line of structural, mechanical, civil and process/piping engineering software products, including STAAD/Pro(R) family of products, FabriCAD, ADLPIPE, STARDYNE(R), CIVILSOFT and CIVILMASTER(R). Our products assist engineers in performing mission-critical functions, including analysis and design of industrial, commercial, transportation and utility structures, pipelines, machinery and automotive and aerospace products and survey, contour and digital terrain modeling. All of our products use our proprietary Windows-based graphics engine that provides a modern graphics environment for model development, visualization/verification and drawing generation. These products are also designed for use with third-party CAD drafting systems, including AutoCAD and MicroStation. Our structural and civil engineering products provide eight international language options and twelve local design codes required by our worldwide markets. Suggested list prices for most of our software products range from approximately $995 to $7,000.

     The following table describes our engineering software products:

------------------ ------------------- ------------------------------------------- ----------------------------------
PRODUCT CATEGORY
                   PRODUCT NAME                         FUNCTION                             APPLICATIONS
------------------ ------------------- ------------------------------------------- ----------------------------------
Structural         STAAD/Pro(R)        Comprehensive workflow integrated           Engineering/architectural firms,
Engineering                            solution for structural engineers.          consulting engineers,
                                       Includes STAAD Analysis/Design, STARDYNE(R) construction companies, building
                                       Advanced Finite Element Analysis and        designers, industrial plant
                                       drawing generation. Extensions for          designers, offshore/marine
                                       structural component design, concurrent     engineering, petrochemical
                                       piping engineering, and detailing.          industry, power industry,
                                       Supports US and all major international     manufacturing/ heavy industries,
                                       structural design codes.                    transportation, facilities,
                                                                                   government/municipal agencies,
                                                                                   etc.

                   QSE - Quick         Integrated analysis and design for 2D/3D    Light industrial and residential
                   Structural          frame structures; steel/concrete design     applications, Engineering/
                   Engineering         per US and British codes; links to          architectural consulting firms;
                                       detailing software.                         construction companies.

                   FabriCAD Suite      Full-scale structural fabrication drawing   Construction engineering,
                                       and detailing; estimating, production       fabrication shops, steel
                                       control, inventory control and purchase     detailers, mechanical equipment
                                       orders.                                     fabrication.

                   STAAD.etc.          A comprehensive array of structural         Light industrial and residential
                                       component design software tools ideal for   applications, Engineering/
                                       efficient design and analysis of steel      architectural consulting firms;
                                       and concrete structural accessories,        construction companies.
                                       timber and masonry.
------------------ ------------------- ------------------------------------------- ----------------------------------
Mechanical         STARDYNE(R)         Finite element analysis of mechanical/      Aerospace, nuclear, machine
Engineering        and                 structural components; machine and          tools, machinery, manufacturing,
                   VISUAL SOLID        equipment design;                           auto-motive, civil/structural,
                                       static/dynamic/non-linear/buckling/         offshore/ marine, electrical,
                                       transient/random                            chemical, processing,
                                       vibration/thermal/fracture/fatigue          power/energy, mining.
                                       analysis. 3D solid modeling in design
                                       automation; integrated with finite
                                       element analysis
------------------ ------------------- ------------------------------------------- ----------------------------------
Process/Piping     ADLPIPE             Analysis, design and code checking of       Power, process, industrial plant
Engineering                            piping systems; static/dynamic/seismic/     design.
                                       non-linear analysis; transient/thermal
                                       analysis; U.S. and major international
                                       codes.
------------------ ------------------- ------------------------------------------- ----------------------------------
Civil              CIVILSOFT /         Surveying, contouring, highway design,      Civil engineering consulting
Engineering        CIVILMASTER(R)      digital terrain modeling, earthwork         firms; government/municipal
                                       calculations, water network design,         agencies; utilities;
                                       sewer/storm drainage systems, hydraulics.   transportation; facilities;
                                                                                   construction companies.
------------------ ------------------- ------------------------------------------- ----------------------------------
Collaborative      ForReview           View and markup system: viewing,            Architectural, engineering,
Software                               checking, comparing and redlining of 250    construction, automotive and
                                       file formats                                manufacturing companies

                   e-Review            Online meeting and conference system to     Architectural, engineering,
                                       review, view and annotate drawings and      construction, automotive and
                                       documents in real time collaboratively      manufacturing companies
------------------ ------------------- ------------------------------------------- ----------------------------------

         We are in the process of enhancing the delivery of our engineering software products by providing them in an online format. We recently acquired Allegria Software, Inc., a developer of Web-based document management and collaborative tools (e-Review, ForReview) for engineers and manufacturers. We now offer our engineering products and solutions online on WEB4ENGINEERS.COM. On this site, we offer Web-enabled versions of our current software products such as STAAD/Pro(R), CIVILMASTER(R) and FabriCAD in addition to Web-enabled collaborative document review and management tools. We intend to extend our offerings by providing ASP services to engineering and construction software companies and their customers to Web-host their applications software and their data.

CUSTOMERS

         In the past year, we provided IT consulting services to over 150 corporate customers in the U.S., including General Electric, Fidelity, Netscape, Sun Microsystems, Cisco Systems and Hewlett Packard. No single customer represented more than 5% of our business.

         We currently license our engineering software products to more than 20,000 customers accounting for over 50,000 software installations. Based on our customer surveys, we estimate that there are approximately 150,000 users at these installations worldwide. Our engineering software customers include:
Bechtel Corporation, British Telecom, Jet Propulsion Laboratories, Exxon Corporation, Fluor Daniel, Inc., General Dynamics, NASA, Rocketdyne, Siemens AG and Toyo Engineering.

SALES AND MARKETING

         NETGURU INTERNET ACCESS AND PORTAL NETWORK. Our marketing goal is to increase traffic to our NETGURUINDIA.COM Internet portal and to develop a strong brand name as a leading integrated Internet technology and services company for the global Indian community. Our marketing plan includes the use of multiple advertising media, such as national network and cable television, network radio, national print and Web-based advertising initially in the U.S. and India, and subsequently in PIO communities around the world.

         Cultural and social events traditionally constitute a significant component of community life. We plan to create a marketing campaign that will focus on sponsoring Indian community events as a way of developing and maintaining awareness of our business and services. Currently, our Internet portal destinations provide free space on our Web pages for announcements of community events. During July 1999, we sponsored a major North American cultural conference aimed at PIOs in Northern California. More than 5,000 people attended the event and we believe the event generated significant awareness for our pilot portal destinations. We will sponsor the 2000 North American Indian Cultural Conference to be held in Atlanta, Georgia in July 2000. Our long-term objective is to develop relationships with representative community organizations and remain involved in community activities to maintain and enhance awareness of our brand name.

         We seek to establish strategic alliances with leading businesses in our target market. We are in the process of finalizing our investment in Vital Communications. Currently, Vital Communications has approximately 10,000 customers, who receive their Internet services from VSNL. Upon consummation of our investment and upon completion of our initial Internet network, Vital Communications will use its best efforts to convert a majority of its customers, including most of its major business customers, to our Internet service provider network. Vital Communications will then exclusively represent and sell our Internet service provider services in India.

         IT SERVICES. We market our IT services offerings primarily through industry-focused print advertisements, direct mailings to targeted prospects and online on our Internet portals. We market and sell our IT services on a direct basis and through customer referrals.

         ENGINEERING SOFTWARE. We market and sell our engineering analysis and design software products domestically and internationally through our network of branch offices, subsidiaries and representatives in the U.S., United Kingdom, Germany, Japan, France,

Scandinavia, Australia, China, Singapore, India, Indonesia, Korea, Thailand, Malaysia, South Africa, Mexico, Russia, the Middle East and Latin America. We also plan to market and sell our engineering software products online through our engineering portal, WEB4ENGINEERS.COM. We use extensive print advertising, trade show participation and direct mail campaigns to generate sales leads. In response to product inquiries generated through these activities, and through our engineering portal, elaborate evaluation/demonstration software packages, complete with full user manuals and working programs are created. Finally, our telesales professionals and international distributors close the sales.

         We utilize this sales approach in connection with the marketing and sales of product enhancements, upgrades and new products to current customers. We also generate awareness for our products by posting banners on the Web pages of professional engineering societies, newsgroups and similar forums on the Internet. Our Internet strategy includes providing online product demonstrations and online use of our products for discrete projects.

CUSTOMER SERVICE AND SUPPORT

         Customer service and support are essential to our continued success and brand development efforts. In our Internet access, portal and telephony businesses, we intend to take full advantage of our established experience and infrastructure to further enhance our users' experience and foster user loyalty. We have established user support teams in our local offices to enable us to rapidly respond to e-mail inquiries and provide technical advice on a 24x7x365 basis in English and the relevant local language. We will also proactively solicit feedback from our users in order to understand their preferences and to enhance their experience on our network.

         Our IT services are primarily project-based and time and materials-based technology consulting services which do not generally involve on-going customer service and support. Our IT services group can provide, on a project-basis, on-going high quality support as contracted by the customer on a 24x7x365 basis to meet the customer's information management needs from our facilities in Boston, Massachusetts and San Jose, California.

         Purchasers of our engineering software products are typically provided with 120 days of product support without charge and a multimedia training CD-ROM. Following the 120-day period, customers may elect to purchase ongoing support either on a one-year contract basis or on an as-used fee basis. To provide quality technical support worldwide, we employ engineers and software specialists and maintain product support centers in North America, Europe, the Asia/Pacific region and India. In addition, through our Web site we provide e-mail technical support to users of these products.

NETWORK INFRASTRUCTURE

         We have designed our Internet and managed communications network to meet the needs of our consumer, carrier and corporate customers and fully support our product and services offerings. Our network is a premium quality voice and data network built with commercial quality Internet and communications equipment, linked to the public Internet, international leased lines and satellite access. We monitor, control and support our managed network on a 24x7x365 basis to deliver high quality data and voice services to our customers. We have designed our network with complete redundancies for all major components, including twin live counterparts for all switches, routers, servers, power supplies, network interface cards, disk storage units, and cabling components. Routers and servers have been designed with dual or triple hot-pluggable power supplies and hard disks are mirrored in either Raid Level 1 or Raid Level 5. In addition, our Southern California data center is designed to operate as a complete back-up for the Internet server network we are installing in India. If we experience a major disaster in India, our servers in our Southern California data center will step in to provide uninterrupted service. We are building our network using components from the leading suppliers, or best-of-breed components, such as Cisco Systems switches and routers and Dell servers. We have fully tested our integrated system in the U.S. prior to shipment to India, where installation is in process. We have fast, high storage tape backup systems designed to hold data in the event of server failure. Our network employs automatic backup and restore software to save data and minimize downtime in the event of a disaster. Our Web and e-mail services will be maintained on our servers with load balancing software to distribute traffic to redundant servers in the event of an increase in traffic. We will provide network security by screening and controlling traffic flows on our private network through the use of a firewall system. We will protect our network by perimeter security at all points of public interconnection and will lockdown our servers according to industry standard security checklists. All of these procedures are designed to ensure the availability, reliability, quality and integrity of our managed network.

RESEARCH AND DEVELOPMENT

         Our current research and development efforts are focused on Internet access and service technologies, applications software Web-enabling and collaboration technologies and enhancements to our current engineering software product offerings. During fiscal years 2000 and 1999, we spent $2.5 million and $2.4 million, respectively, on research and development activities.

         We offer a broad range of products and services designed to keep pace with the latest technological advances and address the increasingly sophisticated needs of our customers in all of our targeted markets. We continually focus on expanding our existing product and service offerings with acquired, upgraded and new products and services. We specifically seek opportunities to expand our product and service offerings through acquisitions and strategic alliances.

         Our research and development group includes specialists in Internet, telecommunications, IT services, engineering software and ASP technologies. We have established research and development facilities in the U.S., India and the United Kingdom. Our offshore research and development facilities in India are used to develop content and technologies for our Internet portal, to develop our digital media and animation technology, to provide IT services resources for our projects in the U.S. and to develop and maintain local engineering software design codes. These projects require significant man-hours. Due to the availability of skilled technical resources in India at a fraction of the cost for comparable personnel in the U.S., these projects can be completed with the assistance of our Indian facility at a significantly lower cost. We believe our offshore technical resources provide a significant competitive advantage.

         INTERNET TECHNOLOGY DEVELOPMENT. Our research and development efforts with respect to Internet technologies have been focused on creating, developing and implementing our NETGURUINDIA.COM and WEB4ENGINEERS.COM Web sites. We employed our resources in our U.S. and Indian research and development centers for these initiatives. We have a staff of trained graphics and Web design professionals in India dedicated to designing and developing content for our NETGURUINDIA.COM portal. We developed a comprehensive Java-based content management system in order to manage content, live broadcasts and video on a remote basis. Audio and video compression technologies have also been developed to increase the speed over which audio and video can be broadcast over the Internet. We are developing a personal information management system to allow users to manage their online address book, e-mail, contacts and to-do lists as well as utilize text-to-speech technology to route e-mails to pagers and cell phones. We use an interactive viewing, markup and collaboration tool on Java Servlet and RMI technologies on our WEB4ENGINEERS.COM portal to conduct real-time viewing and mark-up conferences. We have developed this system to permit integration with major document management and ERP systems, including an in-house system developed in Java.

         IT SERVICES TECHNOLOGY DEVELOPMENT. Our IT services business delivers Internet-based information technology consulting services to businesses. Therefore, our major technological focus is on providing the best technology expertise to our clients. We emphasize and require continued technology training and education of our employees to ensure that our services are the best available in the industry.

         ENGINEERING SOFTWARE TECHNOLOGY DEVELOPMENT. Our engineering software products automate engineering calculations that are performed by structural, mechanical, civil and process/piping engineers. We support our engineering software products on a wide range of hardware platforms and operating systems. All of our products are supported on PCs, and STAAD(R), STARDYNE(R) and ADLPIPE are supported on UNIX-based workstations, including IBM, Sun Microsystems, Hewlett Packard, Digital Equipment Corporation and Integraph. All of our products are available in single user, network-based and client-server models. We have Web-enabled all of our engineering software products, which are now available online on our WEB4ENGINEERS.COM portal. To ensure that all of our products meet the requirements of our users and that our software development, validation and maintenance processes meet applicable regulatory guidelines on software development, we have established an extensive quality assurance and quality control process. Our quality control system has recently been validated by our receipt of ISO 9001 certification from the American National Standards Institute/American Society of Quality Control Standards. We believe we are the first structural engineering firm to receive ISO 9001 certification.

         With our recent acquisition of Allegria Software, we have acquired the ForReview and e-Review software products, which permit our licensees to access the software on a real-time, collaborative basis. ForReview permits project managers, engineers and architects to access designs, models and reports on a concurrent basis and make edits, changes and improvements collaboratively, thereby saving time and improving efficiencies in the engineering and design process. The e-Review software permits collaboration online on our portal to permit concurrent review in a virtual environment.

COMPETITION

         We face competition within our target markets, which include Internet access for resident Indians; Internet portal services targeting PIOs and resident Indians; traditional telephony services to and from India; Internet-based IT services for businesses worldwide; and engineering software products and ASP services for the worldwide engineering community. We expect that competition will intensify as the market for Internet-based solutions aimed at the global Indian community develops and expands. We compete primarily on the basis of service, reliability and customer support, as well as price, ease of use and content.

         INTERNET ACCESS AND PORTAL SERVICES. Our principal competitors for Internet access services in India are VSNL and Satyam Infoway Limited. As of March 31, 2000, 44 national licenses to provide Internet service provider services in India had been granted. As of that date, only 15 of the holders of these licenses were in operation, however, there can be no assurance that additional Internet service providers will not emerge. With the recent deregulation of the Indian telecommunications industry, we expect competition to increase as the Indian Internet market develops.

         For our Internet portal services focused on the PIO market, we compete primarily with Indolink, Rediff.com, NRIOL.com and Indiatimes.com. We may face additional competition in the future from major online services such as Yahoo! and America Online if they enter these markets and develop products focused on the Indian market. When we expand our portal services to the resident Indian market, we will face competition from VSNL, Satyam Infoway Limited, Rediff.com, MSN India and other Indian portals.

       TELEPHONY SERVICES. For our current long distance calling card telephony business, we face competition primarily from international long distance telecommunications carriers and wholesale carriers. Although these competitors often have significantly greater resources than we do, we believe that in the PIO market which we address, their relative size advantages are less significant. We believe that our understanding of our target market and our ability to advertise our calling card offerings directly on our global Indian-focused portal allow us to compete effectively in this niche market. Further, when we expand our telecommunications service offerings in the future to long distance carrier service to India, call origination services in India and corporate telephony services in India, we believe that our unique understanding of our targeted market will permit us to compete effectively.

         IT SERVICES. Our competitors in the IT consulting services industry include IT services companies, large accounting firms and their consulting affiliates, other technology companies and in-house MIS departments. We believe that the continuing shortage of Internet and IT resources and expertise, combined with the rapid growth of the Internet in business applications, has reduced the significance of competition in this segment.

         ENGINEERING SOFTWARE PRODUCTS. The engineering software industry is intensely competitive and rapidly changing. A number of companies offer products that target the same markets as we do. In addition, our products occasionally compete with analysis tools that are developed internally by engineering firms. We believe that we have significant competitive advantages in the industry based on our high caliber development effort, demonstrated understanding of the needs of the engineering design industry, ability to attract and retain customers, capability to develop, acquire and implement emerging technologies, ability to provide technical support and demonstrated capability to provide attractive price points for our products. There can be no assurance, however, that our competitors will not develop products that are superior to ours or that achieve greater market acceptance or that we will be able to continue to compete successfully in these markets.

         In general, we face competition in each of our business segments. Many of our existing and potential competitors have competitive advantages over us, including, but not limited to, the following:

    o    longer operating histories;

    o    greater name recognition;

    o    larger customer base;

    o    significantly greater financial, technical and other resources; and

    o    broader service and/or product offering.

         To be competitive, we must be able to keep up with technological advances and continue to enhance our products and services. We may not be able to successfully compete in one or more of our target markets. Our inability to do so could have a material and adverse impact on our business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         Our intellectual property rights are an important aspect of our business. We rely primarily on a combination of contract, copyright, trademark and trade secret laws, domain registration, license and confidentiality agreements and software security measures to protect our proprietary technology. We require all of our employees and other parties with access to our confidential information to execute agreements prohibiting the unauthorized use or disclosure of our technology. In addition, we periodically review our proprietary technology for patentability, although we do not have any current patents. Despite these precautions and even though we have not experienced any misappropriation of our technology over the 18-year history of our company, we believe that existing laws provide limited protection for our technology and that it may be possible for a third party to misappropriate our technology or to independently develop similar technology. Our protective measures may be even less effective in the emerging Internet law field. Internet law is a new and developing area of the law and on line contracting, privacy and liability issues, among others, are still being resolved. This lack of certainty is further exacerbated in India, where the use of the Internet is less evolved. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where we distribute our products, particularly in foreign countries where the laws generally offer no protection or less protection than those of the U.S. The laws of India, and other foreign countries in which we operate do not protect intellectual property rights to the same extent as those of the U.S. For example, Indian statutory law does not protect service marks. Due to our significant reliance upon international sales of our products and services, particularly in India, this lack of copyright and trade secret protection could adversely affect our business and results of operations if a third party were successful in copying our products and services and marketing products and services similar to ours. We distribute our engineering software products under "shrink-wrap" software license agreements, which grant end-users licenses to (rather than ownership of) our products and which contain various provisions intended to protect our ownership and confidentiality of the underlying technology. In addition, our software is distributed with a third party "hardware lock." "Shrink-wrap" licenses, which are not signed by the end-user, may be unenforceable in certain jurisdictions.

         Our trademarks include netGuru.com, NETGURUINDIA.COM,
WEB4ENGINEERS.COM, Allegria Software, ForReview, e-Review, QSE, FabriCAD, STAAD.etc. and ADLPIPE. Our registered trademarks include STAAD(R), STAAD/Pro(R), STARDYNE(R) and CIVILMASTER(R). We may not be able to secure adequate protection for our trademarks in the United States and in the other countries in which we do business.

GOVERNMENT REGULATION

     REGULATION OF THE INTERNET

         UNITED STATES. The U.S. Congress has recently passed or is considering legislation regulating certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, digital signatures and liability for third-party activities. The European Union also has recently enacted several directives relating to the Internet, including directives that address the use of personal data, e-commerce activities, security, commercial piracy, consumer protection and taxation of e-commerce transactions. Various states have adopted and are considering Internet related legislation and regulations. Governmental authorities in the U.S. and abroad are considering other legislative and regulatory proposals to further regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. We cannot predict what new laws will be enacted, or how courts will interpret existing and new laws, and therefore are uncertain as to how new laws or the application of existing laws will affect our business. In addition, our business may be indirectly affected by legislation that affects the ability of our customers to engage in e-commerce activities. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for our products and services, increase our cost of doing business or otherwise harm our business, results of operations and financial condition.

         INDIA. Our business is also subject to comprehensive regulation by the Ministry of Communications through the Telecom Commission and the Department of Telecommunications pursuant to the provisions of the Indian Telegraph Act of 1885, or Telegraph Act, the India Wireless Telegraphy Act, 1933, or Wireless Act, and the terms of the Class A Internet service provider license agreement under which we operate, which our subsidiary, Interra Global Limited (acquired subsequent to March 31, 2000), entered into with the Department of Telecommunications. Pursuant to the Telegraph Act, the provision of any telecommunications services in India requires a license from the government of India, obtained through the Department of Telecommunications. While the Telegraph Act sets the legal framework for regulation of the telecommunications sector and the Wireless Act regulates the possession of wireless telegraphy equipment, much of the supervision and regulation of the Internet service provider segment of our company is implemented more informally through the general administrative powers of the Department of Telecommunications, including those reserved to the Department of Telecommunications and other governmental agencies under our license.

         In March 1997, the government of India established the Telecom Regulatory Authority, an independent regulatory authority under the provisions of the Telecom Regulatory Authority of India Act. The Telecom Regulatory Authority is an autonomous body consisting of a chairperson and at least two and not more than four members, and has primary responsibility for the following:

    o    facilitating competition and promoting efficiency;

    o    protecting the interests of consumers;

    o    regulating revenue sharing among service providers;

    o    ensuring compliance with license conditions;

    o setting and ensuring compliance with the time period applicable to service providers for providing local and long-distance telecommunications lines;

    o ensuring technical compatibility and effective interconnectivity among different service providers;

    o    settling differences between service providers;

    o advising the government of India on matters relating to the development of the telecommunications industry; and

    o    ensuring effective compliance with universal service obligations.

         The Telecom Regulatory Authority also has the authority to, from time to time, set the rates at which domestic and international telecommunications services are provided in India. The Telecom Regulatory Authority does not have authority to grant licenses to service providers or renew licenses, functions that remain with the Department of Telecommunications. The Telecom Regulatory Authority, however, has the following powers:

    o to call on service providers to furnish information relating to their operations;

    o    to appoint persons to make official inquiries;

    o    to inspect the books of service providers; and

    o to issue directives to service providers to ensure their proper functionality.

Failure to follow Telecom Regulatory Authority directives may lead to the imposition of fines. Decisions of the Telecom Regulatory Authority may be appealed to High Courts in India.

         The authority of the Telecom Regulatory Authority has been the subject of recent litigation, particularly with respect to its role in introducing new telecommunications licenses and the scope of its authority to settle disputes regarding the grant by the Department of Telecommunications of telecommunications licenses. The Delhi High Court has held that the authority of the Department of Telecommunications to issue or amend licenses is not subject to any prior recommendations of the Telecom Regulatory Authority, and that any such recommendations are not mandatory. In addition, the Delhi High Court determined that the Telecom Regulatory Authority does not have jurisdiction to decide disputes regarding the grant or amendment of a Department of Telecommunications license. The government of India has formulated the New Telecom Policy, 1999, or NTP. The NTP was cleared by the Union Cabinet in March 1999 and contemplates a new regime for the telecom operators, a larger role for the Telecom Regulatory Authority, a restructuring of the Department of Telecommunications and opening up of the market for long-distance calls.

         In May 2000, we acquired a 74% interest in Interra Global Limited, an Indian Internet service provider, which has a Class A license to provide national Internet service provider services in India under an agreement with the Department of Communications. The license has a 15-year term and can be revoked by the Department of Telecommunications if we breach the license. The Department of Telecommunications retains the right to take over our network and to modify, revoke, terminate or suspend the terms and conditions of the license at any time if, in its opinion, it is necessary or expedient to do so in the interest of general public, or for the proper operation of the telecommunications sector or for security considerations. The Department of Telecommunications also retains the right to review the terms of our license based on changes in national telecommunications policy. We are not permitted to assign or transfer our rights under our license without the prior written consent of the Department of

Telecommunications. Our license also requires us to ensure that objectionable, obscene and unauthorized content, or any other content, messages or communications infringing copyrights, intellectual property rights and domestic and international cyberlaws or which are inconsistent with the laws of India, are not carried on our network. Although under the terms of our license we are free to fix the prices we charge our subscribers, the Telecom Regulatory Authority may set prices for the provision of Internet access services generally. We are permitted to use encryption to safeguard information transmitted over our network. However, if we use a higher level of encryption than that specified by the government of India, our license requires us to deposit a set of keys with the government of India. Our obligations under the license are secured by a performance bank guarantee in the amount of 20.0 million rupees ($475,000).

     TELECOMMUNICATIONS SERVICES

         UNITED STATES. The Communications Act of 1934 and FCC regulations govern the international long distance telecommunications services that we provide over circuit-switched networks. The FCC distinguishes providers of long distance services as either "dominant" or "non-dominant." We are classified by the FCC as a non-dominant carrier and are regulated as such. The FCC generally does not exercise direct oversight over non-dominant carriers, although it has the statutory power to do so. While the FCC does not regulate the specific rates that we charge for our international long distance services, non-dominant carriers are required to offer such services under rates, terms, and conditions that are just, reasonable and not unreasonably discriminatory. The FCC possesses jurisdiction to act upon complaints filed by third parties, or brought on the FCC's own motion, against any common carrier, including non-dominant carriers, for failure to comply with its statutory obligations.

         Until recently, all non-dominant carriers were required to file tariffs listing the rates, terms and conditions of service; that requirement was eliminated by virtue of a decision from a federal appellate court upholding the right of the FCC to forbear from requiring tariff filings. The FCC also has the authority to impose more stringent regulatory requirements and change a carrier's regulatory classification from non-dominant to dominant. The FCC is more likely to impose more stringent requirements for carriers that provide facilities-based service, as we do, and carriers that provide service to other carriers. In the current regulatory atmosphere, however, we believe that the FCC is unlikely to do so.

         The FCC imposes only minimal reporting requirements on non-dominant carriers, although we are subject to certain reporting, accounting and record-keeping obligations. At present, the FCC exercises its regulatory authority to set rates primarily with respect to the rates of dominant carriers, and it has increasingly relaxed its control in this area.

         INDIA. Our current plans for our telecommunications offerings contemplate using third parties in India to provide required call termination and call origination services. Such third parties are properly licensed in India to provide such services and we are not required to comply with the Indian government's regulations concerning telecommunications. Telephony on the Internet is not permitted in India, and our Class A license requires us to take measures to ban carriage of telephone traffic over the Internet.

RISK FACTORS

         An investment in our common stock involves a high degree of risk. In addition to the other information in this Form 10-KSB, you should carefully consider the following risk factors before deciding to invest in shares of our common stock. This Form 10-KSB contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Form 10-KSB. If any of the following risks actually occur, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

         WE HAVE RECENTLY EXPANDED INTO NEW LINES OF BUSINESS AND PLAN TO EXPAND INTO OTHER LINES OF BUSINESS. WE HAVE A LIMITED OPERATING HISTORY AND LACK EXPERIENCE IN THESE NEW LINES OF BUSINESS MAKING IT DIFFICULT FOR US TO PREDICT OUR FUTURE SUCCESS.

         We have only recently diversified our business and are now offering Internet content and commerce services for the PIO community, Internet-based IT business-to-business services, telephony services to the PIO community and ASP services to engineering software providers and their users worldwide. We intend to provide Internet access and content services to the resident Indian consumer and business markets and integrated communications services to and from India to consumers, carriers and businesses. As a result, we have limited or no operating histories in each of these new or proposed lines of business and therefore, our historical financial information is of limited value in projecting our future results. Our future success in these new markets which we have recently entered and plan to enter in the future is, therefore, difficult to evaluate.

         OUR NEW LINES OF BUSINESS MAY BE DIFFICULT TO INTEGRATE WITH OUR HISTORICAL CORE BUSINESSES.

         We have been in the engineering software business for approximately 18 years and our two recently acquired IT consulting businesses have a combined 10 years of operating experience. We have only recently entered the Internet content and commerce services, Internet-based IT business-to-business services, telephony services and engineering ASP services markets. In the future, we plan to expand into the Internet service provider and integrated Indian-focused communications markets. Our expansion into these new and proposed lines of business may be particularly difficult for us to manage and acquisitions in these fields may be more difficult for us to integrate, at least initially, because they involve different disciplines and require different expertise than our core businesses. In addition, this expansion may detract management's time and attention away from our core businesses. If we are not able to attain the level of expertise and reputation in these fields that we believe we have attained in the engineering software field, and, through our acquisitions within the IT consulting field, our business, financial condition and operating results could be adversely affected.

         IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR EXPANDED OPERATIONS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         We have experienced rapid growth in the past year in some of our new lines of business and expect to continue to experience rapid growth in all of our new and proposed lines of business over the next several years. This growth has placed, and will continue to place, a significant strain on our management and other resources. Our ability to manage our growth will require us to continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees. Among other things, we will need to hire and integrate new managers and install and operate new or enhanced accounting, financial management and information systems. If we are unable to manage our growth effectively, the quality of our products and services, our ability to identify, hire and retain key personnel and our business, financial condition and operating results could be adversely affected.

         OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR CURRENT MANAGEMENT TEAM AND RECRUIT ADDITIONAL KEY MANAGEMENT AND TECHNICAL PERSONNEL.

         Our future success depends to a large extent upon the continued services of key managerial and technical employees and our ability to recruit, assimilate and retain other highly qualified employees. Competition for personnel is intense. There can be no assurance that we will be able to recruit, assimilate and retain such personnel. The loss of the services of any of our key employees or our inability to recruit and retain quality personnel could have a material adverse effect on our business. We do not currently maintain life insurance on the lives of any of our key employees.

         THE MARKETS IN WHICH WE CURRENTLY AND PLAN TO COMPETE ARE HIGHLY COMPETITIVE AND WE EXPECT THEM TO BECOME MORE COMPETITIVE IN THE FUTURE, WHICH COULD RESULT IN SIGNIFICANT PRICE COMPETITION, REDUCED REVENUES, LOWER PROFIT MARGINS OR LOSS OF MARKET SHARE.

         The Internet access and portal services, Internet-based IT business-to-business consulting services, Internet-based engineering software products and services and telephony services markets are each highly competitive. These markets may experience pricing and margin pressure, which as a result, could adversely affect our operating results and financial position. A number of companies offer products and services within the same markets that we target. The market for Internet-based products and services is characterized by an increasing number of entrants due to low start-up costs. Some of our competitors and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than us. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance. Our future success will depend significantly upon our ability to increase our share of our target markets and to sell additional products, product enhancements and services to our customers. We may not be able to compete successfully, and competition may result in decreases in:

    o    the prices we receive for our products and services;

    o    our revenues;

    o    our advertising rates;

    o    the number of visitors to our site;

    o    our profit margins; or

    o    our market share.

Any of these decreases could adversely affect our business and results of operations.

         IN ORDER TO COMPETE SUCCESSFULLY, WE MUST KEEP PACE WITH THE RAPID CHANGES INVOLVING TECHNOLOGY AND THE INTERNET.

         We currently compete in the Internet content and commerce services, Internet-based IT business-to-business consulting services, Internet-based engineering software products and services and telephony services markets. We plan to compete in the Internet service provider and integrated communications markets. Each of these markets is characterized by rapid technological advances, changes in customer requirements and frequent new product and services introductions and enhancements. Our future success will depend upon our ability to enhance our current products and services and to develop and introduce new products and services that keep pace with technological developments, respond to the growth in the Internet, encompass evolving customer requirements and achieve market acceptance. Any failure on our part to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness, revenues, profit margins or market share. There is no assurance that new products or product enhancements which we develop will achieve market acceptance.

         IF WE ARE UNABLE TO DEVELOP STRATEGIC RELATIONSHIPS WITH CONTENT AND COMMERCE PROVIDERS, OUR INTERNET PORTAL BUSINESS COULD BE ADVERSELY AFFECTED.

         Strategic relationships with content and commerce providers are critical to our success in our Internet portal business. We are in the process of negotiating a number of third party relationships with content and commerce providers. We expect that most of these relationships will not be exclusive and will be short-term or can be terminated for convenience. We cannot assure you that we will be successful in entering into any of these relationships or, if we do, that any such relationship will result in attractive content and commerce offerings. If we are unable to deliver valuable content and commerce through our Internet portal, we will be unable to attract and retain a significant number of users, subscribers and advertisers, and, as a result, our revenue from commerce and advertising will not meet our expectations, and our business, financial condition and operating results would be adversely affected.

         IF WE DO NOT BUILD BRAND NAME AND REPUTATION QUICKLY, OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS COULD BE ADVERSELY AFFECTED.

         We believe it is critical to establish, maintain and strengthen our reputation and brand in order to establish and expand our customer base. We also believe that as the markets in which we currently compete and plan to compete become increasingly competitive, the importance of reputation and brand will increase. If our initial brand-building efforts are unsuccessful, we may not experience an increase in Internet traffic needed to generate sufficient revenues to offset the increase in marketing expenses. As a result, our operating results and financial condition could be adversely affected. Our Internet portal will be more attractive to advertisers if we have a large audience of consumers with demographic characteristics that advertisers perceive as favorable. Therefore, we intend to introduce additional and enhanced content and commerce offerings, interactive tools and other services and features in the future in an effort to retain our current subscribers and users and to attract new ones. Our reputation and brand name could be adversely affected if we are unable to enhance our Internet portal successfully.

         THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO FLUCTUATE.

         Our quarterly operating results have varied in the past and may continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may result from a number of factors, including the following:

    o the level of advertising and e-commerce activity on our special interest portal;

    o the number of purchasers of our phone cards and the level of usage by those purchasers;

    o the level of demand for Internet-based IT business-to-business consulting services and Internet-based engineering software products and services;

    o    the acceptance of online hosting of engineering applications;

    o    the prices which we are able to charge for our products and services;

    o costs related to possible acquisitions of new technologies and businesses;

    o changes affecting the telecommunication infrastructure in India, the Internet generally or the operation of our Web sites;

    o the amount and timing of capital expenditures and other costs relating to the expansion of our Internet network; and

    o    general economic conditions.

         We plan to increase our expenditures for our sales and marketing operations, expand and develop content and enhance our technology and infrastructure development. Many of our expenses are relatively fixed in the short-term. We cannot assure you that our revenues will increase in proportion to the increase in our expenses. We may be unable to adjust spending quickly enough to offset any unexpected revenues shortfall. This could lead to a shortfall in revenues in relation to our expenses.

         WE RELY ON A THIRD-PARTY COMMUNICATIONS INFRASTRUCTURE OVER WHICH WE HAVE NO CONTROL.

         If the quality and maintenance of the third-party communications infrastructure on which we rely suffers, our service could be disrupted, our reputation could be harmed and we could lose customers. This infrastructure is used to carry our voice traffic. We have no control over whether the infrastructure on which we rely will be adequately maintained by these third parties or whether these third parties are able to upgrade or improve their equipment and prevent it from becoming obsolete. If these third parties fail to maintain, upgrade or improve their equipment, our business may be materially harmed.

         WE COULD EXPERIENCE SYSTEM FAILURES THAT PREVENT US FROM OPERATING OUR INTERNET BUSINESS.

         Our business depends on the efficient and uninterrupted operation of our computer hardware and software systems. In addition, we rely on the Internet and, accordingly, depend upon the continuous, reliable and secure operation of Internet servers, related hardware and software and network infrastructure such as lines leased from service providers operated by the government of India. We have a back-up data facility. Although we have designed our system for complete redundancies of all major computer components, we cannot assure that our system will be fail-safe. As a result, failure of key primary or back-up systems to operate properly could lead to a loss of customers, damage to our reputation and violations of our Internet service provider license and contracts with corporate customers. These failures could also lead to a decrease in the value of our common stock, significant negative publicity and litigation.

         Our Internet service provider license requires that we provide an acceptable level of service quality and that we remedy customer complaints within a specified time period. Our computer and communications hardware are protected through physical and software safeguards. However, they remain vulnerable to fire, storm, flood, power loss, power surges, telecommunications failures, physical or software break-ins, software viruses and similar events. We do not carry business interruption insurance to protect us in the event of a catastrophe, even though such an event could lead to a significant negative impact on our business. Any sustained disruption in Internet access provided by third parties could also have a material adverse effect on our business.

         FINANCIAL STATEMENTS OF OUR FOREIGN SUBSIDIARIES ARE PREPARED USING THE RELEVANT FOREIGN CURRENCY WHICH MUST BE CONVERTED INTO U.S. DOLLARS FOR INCLUSION IN OUR CONSOLIDATED FINANCIAL STATEMENTS. AS A RESULT, EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT OUR REPORTED RESULTS OF OPERATIONS.

         We have established and acquired several international subsidiaries, which prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into U.S. dollars and the statements of operations are converted using weighted average exchange rates for the applicable periods. Therefore, exchange rate fluctuations can have a detrimental effect on our reported earnings. We do not engage in hedging activities to protect against the risk of currency fluctuations. Foreign currency denominated sales may result in gains and losses on the conversion to U.S. dollars. We have historically denominated sales by our foreign subsidiaries in the local currency.

         OUR COMMITMENT OF SIGNIFICANT RESOURCES AND EXPANSION OF OUR ACTIVITIES IN INDIA COULD PROVE TO BE UNPROFITABLE DUE TO RISKS INHERENT IN INTERNATIONAL BUSINESS ACTIVITIES.

         Sales of our products and services to customers located outside the U.S. accounted for approximately 28.9% and 55.3% of our net revenue for the fiscal years ended March 31, 2000 and March 31, 1999, respectively. We anticipate that international sales will account for a significantly increased portion of our total revenues in the future. Consequently, we are subject to a number of risks associated with international business activities that could adversely affect our operations in India and slow our growth. These risks generally include, among others:

    o    difficulties in managing and staffing our Indian operations;

    o difficulties in obtaining or maintaining regulatory approvals or in complying with Indian laws;

    o    reduced or less certain protection for intellectual property rights;

    o    increased collection risks;

    o    differing technological advances, preferences or requirements;

    o    trade restrictions;

    o    foreign currency fluctuations; and

    o general economic conditions, including instability, in the Indian market.

         Any of these risks could adversely affect our business and results of operations.

         THE INDIAN GOVERNMENT MAY CHANGE ITS REGULATION OF OUR BUSINESS OR THE TERMS OF OUR LICENSE TO PROVIDE INTERNET ACCESS SERVICES, EITHER OF WHICH COULD NEGATIVELY IMPACT OUR OPERATING RESULTS.

         Our business is subject to regulation under Indian law and our Internet service provider license is also subject to regulation. These regulations include the following:

    o Our Internet service provider license has a term of 15 years; we have no assurance that the license will be renewed. If we are unable to renew our Internet service provider license in 2015 for any reason, we will be unable to operate as an Internet service provider in India and will lose one of our sources of revenue.

    o The government of India and the Telecom Regulatory Authority of India, or TRAI, maintain the right to regulate the prices we charge our subscribers. The success of our business model depends on our ability to price our services at levels that we believe are appropriate. If the government or the TRAI sets a price floor, we may not be able to attract and retain subscribers. Likewise, if the government or the TRAI sets a price ceiling, we may not be able to generate sufficient revenues to fund our operations.

    o The government of India maintains the right to take over our entire operations or revoke, terminate or suspend our license for national security and similar reasons without compensation to us. If the government of India were to take any of these actions, we would be prevented from conducting a significant part of our business.

         We had outstanding performance guarantees for various statutory purposes totaling approximately $475,000 as of May 31, 2000. These guarantees are generally provided to government agencies, as security for compliance with and performance of terms and conditions contained in an Internet service provider license towards the supply and installation of an e-commerce platform. These guarantees may be seized by the governmental agencies if they suffer any losses or damage by reason of our failure to perform our obligations. Any failure on our part to comply with governmental regulations and the terms of our Internet service provider license could result in the loss of our license and any amount outstanding as performance guarantees, which would also prevent us from carrying on a significant part of our business. Further, additional laws regulating telecommunications, electronic records, the enforceability of electronic documents and the liability of network service providers are under consideration and if enacted, could impose additional restrictions on our business.

         IF THERE IS A CHANGE IN THE CURRENT INDIAN GOVERNMENT POLICY FAVORING DEREGULATION, OUR BUSINESS COULD BE HARMED.

         During the past decade, the government of India has pursued policies of economic liberalization, including significant relaxation of restrictions on the private business sector. Although the Indian government has changed three times since 1996, the policies of economic liberalization have continued. The current government has continued these policies of liberalization and deregulation, which have resulted in significantly increased opportunities for publicly and privately held businesses in the Internet access and telecommunications markets in which we operate in India. Although there are no indications that these trends will not continue, there can be no assurance that the current government will remain in power or that these policies will continue. A significant change in the Indian government's policies could materially adversely affect our business and results of operations.

         CONFLICTS INVOLVING INDIA COULD ADVERSELY AFFECT THE INDIAN ECONOMY AND HARM OUR BUSINESS.

         South Asia has from time to time experienced civil unrest and hostilities among neighboring countries, including India and Pakistan. In April 1999, India and Pakistan conducted long-range missile tests. Since May 1999, military confrontations between India and Pakistan have occurred in the disputed Himalayan region of Kargill. Further, in October of 1999, the leadership of Pakistan changed as a result of a coup led by the military. If a conflict involving India and any of its neighboring countries should occur, it could have an adverse affect on the Indian economy and our business would be advesely affected.

         BANDWIDTH CAPACITY IN INDIA IS LIMITED AND MAY LIMIT THE GROWTH OF THE INTERNET IN INDIA AND SLOW OUR GROWTH.

         Bandwidth capacity, which is the measurement of the volume of data capable of being transported in a communications system in a given amount of time, is limited in India. The current limited bandwidth capacity in India may severely limit the quality and desirability of using the Internet in India and, in turn, may slow our growth.

         THE LIMITED INSTALLED PERSONAL COMPUTER BASE IN INDIA LIMITS THE NUMBER OF POTENTIAL CUSTOMERS AND RESTRICTS THE AMOUNT OF REVENUES THAT WE CAN GENERATE.

         The market penetration rates of PCs and online access in India are very low. According to IDC, at the end of 1998, the Indian market contained 1.9 million PC owners or less than 1% of the total population in India of 987 million. Alternate methods of obtaining access to the Internet, such as through cable television modems or set-top boxes for televisions, are currently unavailable in India. There can be no assurance that the number or penetration rate of PCs in India will increase rapidly, or at all, or that alternate means of accessing the Internet will develop and become widely available in India. If the market penetration rates of PCs and online access in India do not increase rapidly, or we are unable to provide alternative means of Internet access to the Indian market, we will be unable to generate significant revenue in India and we will not generate the revenue which we expect to generate from this line of business.

         WE MAY BE LIABLE TO THIRD PARTIES FOR INFORMATION RETRIEVED FROM THE INTERNET.

         Because users of our Internet access services and visitors to our portal network may distribute our content to others, third parties may sue us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. We could also become liable if confidential information is disclosed inappropriately. Others could also sue us for the content and services that are accessible from our portal network through links to other Web sites or through content and materials that may be posted by our users in chat rooms or bulletin boards. We do not carry insurance to protect us against these types of claims, and there is no precedent on Internet service provider liability under Indian law.

         OUR BUSINESS MAY NOT BE COMPATIBLE WITH DELIVERY METHODS OF INTERNET ACCESS SERVICES DEVELOPED IN THE FUTURE.

         We face the risk that fundamental changes may occur in the delivery of Internet access services. Currently, Internet services are accessed primarily by computers and are delivered by modems using telephone lines. As the Internet becomes accessible by cellular telephones, personal data assistants, television set-top boxes and other consumer electronic devices, and becomes deliverable through other means involving coaxial cable or wireless transmission media, we will have to develop new technology or modify our existing technology to accommodate these developments. Our pursuit of these technological advances, whether directly through internal development or by a third party license, may require substantial time and expense. We may be unable to adapt our Internet service business to alternate delivery means and new technologies may not be available to us at all.

         OUR PRODUCT AND SERVICE OFFERINGS MAY NOT BE COMPATIBLE WITH INDUSTRY STANDARDS DEVELOPED IN THE FUTURE.

         Our ability to compete successfully depends upon the continued compatibility and interoperability of our services with products and architectures offered by various vendors. Although we intend to support emerging standards in the market for Internet access, industry standards may not be established and, if they become established, we may not be able to conform to these new standards in a timely fashion or maintain a competitive position in the market. The announcement or introduction of new products or services by us or our competitors and any change in industry standards could cause customers to defer or cancel purchases of existing products or services.

         ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.

         Security breaches of our systems and network infrastructure, or the perception that they could occur, could harm our business and reputation. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. If our security measures are circumvented, the security of confidential information stored on our systems could be jeopardized, proprietary information could be misappropriated and interruptions in our operations could result. We may be required to make significant additional investments and efforts to protect against or remedy security breaches. A material security breach could damage our reputation or result in liability to us, and we do not carry insurance that protects us from this kind of loss.

         THE TELECOMMUNICATIONS INFRASTRUCTURE IN INDIA IS DEVELOPING AND MAY NOT BE RELIABLE.

         The legal framework for telecommunications businesses in India is developing and may change in ways that would adversely affect our ability to operate and grow our business in India. Laws and regulations may be introduced in India governing various aspects of the industry and the use of the Internet as a medium for conducting business. We cannot predict the effect of further developments in the Indian legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or their interpretation or enforcement, or the preemption of local regulations by national laws.

         U.S. FEDERAL OR STATE GOVERNMENTS MAY INCREASE TELEPHONY REGULATION, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         Our provision of telecommunications services is subject to government regulation in the U.S. Federal law regulates international and interstate telecommunications, while states have jurisdiction over telecommunications that originate and terminate within the same state. Changes in existing policies or regulations by Congress, by the FCC or any state could materially adversely affect our financial condition or results of operations. There can be no assurance that the regulatory authorities in one or more states or the FCC will not take action having an adverse effect on our business, financial condition or operating results.

         OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

         The market prices of securities of other technology-based companies, particularly Internet-related companies, currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. Our market price may continue to exhibit significant fluctuations in response to the following factors, some of which are beyond our control:

    o    variations in our quarterly operating results;

    o deviations in our results of operations from the estimates of securities analysts;

    o    changes in securities analysts' estimates of our financial performance;

    o changes in market valuations of similar companies and stock market price and volume fluctuations generally;

    o economic conditions specific to the Internet and online commerce products and services;

    o announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

    o    regulatory developments;

    o    additions or departures of key personnel; and

    o    future sales of our common stock or other securities.

         In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

         WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND ADEQUATE FINANCING MAY NOT BE AVAILABLE.

         Our future capital requirements will depend upon many factors, including the expansion of our sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of our research and development efforts, and the status of competitive products and services. We believe that current and future available capital resources will be adequate to fund our operations for the foreseeable future. However, to the extent we are in need of any additional financing, there can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders may result. If adequate funds are not available, we may be required to delay, scale back or eliminate our research and development program and our marketing efforts or to obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could adversely affect our business, financial condition and results of operations.

         OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF OUR COMPANY POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

         Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by our stockholders. Of these shares, 12,000 have been designated

Series B Cumulative Convertible Preferred Stock, all of which are issued and outstanding. The rights of the holders of our common stock are subject to the rights of the holders of our Series B Cumulative Convertible Preferred Stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company. Furthermore, such preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance thereof could adversely affect the market value of our common stock. We have no present plans to issue additional shares of preferred stock.

         THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK AND THE ANTI-TAKEOVER EFFECTS OF DELAWARE LAW COULD ADVERSELY AFFECT THE PERFORMANCE OF OUR STOCK.

         As of May 26, 2000, our executive officers and directors and their family members together beneficially owned approximately 58.7% of the issued and outstanding shares of our common stock. As a result, such persons will have the ability to elect a majority of directors and exert control over our affairs, irrespective of how our other stockholders may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of our company. In addition, Section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders, as defined by statute. These provisions may have the effect of delaying or preventing a change in control of our company without action by our stockholders, and therefore could adversely affect the price of our common stock.


EMPLOYEES

         As of March 31, 2000, we had 318 employees, including 52 in product development and related support services, 108 in IT consulting, 34 in digital media production, 51 in sales and marketing and 73 in finance and administration. As of that date, 169 of our employees were located in the United States and 149 were located in international locations.


ITEM 2.  DESCRIPTION OF PROPERTY.

         Our corporate headquarters are located in Yorba Linda, California, in a facility consisting of approximately 41,000 square feet of office and warehouse space. On December 15, 1999, we entered into a 15-year operating lease for this facility. The terms of this lease provides for initial monthly payments of approximately $25,000. The monthly payment is adjusted every 3 years based on the consumer price index. We are responsible for payment of any property taxes and are required to maintain property insurance for the remainder of the lease.

         We own a 22,000 square foot research and development facility in Calcutta, India. In addition, a new 20,452 square feet building is under construction in Calcutta, adjacent to the existing facility, primarily to house our digital media and Internet operations. We expect the construction of the facility to be completed by the end of July 2000.

         We also lease office space in various other locations domestically and internationally where our operations are located. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS.

         On March 24, 2000, Video Pioneers Corporation ("VPC") initiated an action in Orange County Superior Court (Case No. 00CC03790) against us alleging breach of contract, conversion, and interference with economic advantage, constructive and actual fraud, trade secret misappropriation and breach of promise. VPC alleges that we failed to pay amounts due for its services, obtained materials and information by fraud and conversion, interfered with its prospective business relationships and used its confidential information and vendors for improper purposes. VPC claims damages in excess of $1,000,000.

         On May 15, 2000, we filed our answer to the complaint denying all of VPC's allegations and filed a cross-complaint against VPC and its president alleging fraud, rescission, breach of contract, conspiracy to breach fiduciary duty and unfair competition and seeking declaratory relief. The litigation is in its initial stages and discovery has yet to commence. We intend to vigorously defend this action and pursue our cross-complaint. At this point, we cannot determine what impact, if any, the ultimate resolution of this matter would have on our financial position or results of operations.

         We are not presently involved in any other significant legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2000, no matters were submitted for vote to our common stockholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         To better reflect our strategic direction and the broadening of our technology and e-commerce offerings, we changed our name from Research Engineers, Inc. to netGuru, Inc. in February 2000. On March 3, 2000, our common stock began trading on the Nasdaq National Market under the new ticker symbol, NGRU. Our common stock had traded on the Nasdaq National Market under the ticker symbol RENG from July 26, 1996 until March 2, 2000.

         As of May 26, 2000, there were approximately 139 holders of record of our common stock. Within the holders of record of our common stock are brokerage firms which, in turn, hold shares of stock for beneficial owners.

         We have reinvested our earnings in the business and have not paid any dividends to holders of our common stock. The declaration and payment of dividends are at the sole discretion of the Board of Directors and will depend upon our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

         The high and low closing sales prices of a share of our common stock, as reported by the Nasdaq National Market, for each quarter of fiscal 2000 and 1999 are as follows:

                                                     Fiscal 2000            Fiscal 1999
                                                 ------------------     ------------------
                                                   High      Low          High      Low
                                                 --------- --------     --------- --------
       1st  Quarter (April 1 - June 30)             $5.50    $3.94         $3.59    $2.50
       2nd Quarter (July 1 - September 30)           5.25     4.25          3.06     2.25
       3rd Quarter (October 1 - December 31)        24.50     4.47          2.47     1.50
       4th Quarter (January 1 - March 31)           55.75    22.75          4.38     1.50

On February 7, 2000, we effected a 2-for-1 split of our common stock. The above high and low closing sales prices have been adjusted to reflect this stock split.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

         We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are an integrated Internet technology and services company providing:

    o    Internet-based IT services to companies worldwide;

    o Internet and PC-based engineering software products to businesses worldwide; and

    o Internet content and commerce through our city- and region-oriented portal network, NETGURUINDIA.COM, which is focused on the "global Indian" community, consisting of resident Indians and PIOs.

         We have been providing computer-aided engineering software solutions to our customers for over 18 years. For the past 15 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the U.S., further expanding our IT resources and capabilities. With our experience in India and our understanding of the global Indian community, we began offering our Internet portal services in 1999. In addition, based upon our knowledge and understanding of the engineering software market, combined with our Internet technology resources and experience, we recently launched WEB4ENGINEERS.COM , an engineering portal hosting our engineering software applications online and providing ASP, services to engineering software providers and their licensees worldwide.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                                   YEAR ENDED MARCH 31,
                                                       ----------------------------------------------
                                                                2000                     1999
                                                                ----                     ----

              Net revenues                                       100.0%                   100.0%
              Cost of revenues                                    43.7                     10.7
                                                       ---------------------      -------------------

              Gross profit                                        56.3                     89.3
                                                       ---------------------      -------------------

              Selling, general and
               administrative expenses                            51.8                     71.0
              Research and development expenses                   12.3                     22.5
                                                       ---------------------      -------------------

              Operating loss                                      (7.8)                    (4.2)

              Interest expense, net                               (2.0)                    (1.8)
              Other income, net                                    0.1                      0.5
                                                       ---------------------      -------------------

              Loss before income taxes                            (9.7)                    (5.5)
              Income tax benefit                                   2.9                      0.7
                                                       ---------------------      -------------------

              Net loss                                            (6.8)%                   (4.8)%
                                                       =====================      ===================

         NET REVENUES. Net revenues for the fiscal year ended March 31, 2000 increased by $9,191,000 (85.5%) to $19,936,000, as compared to $10,745,000 for the fiscal year ended March 31, 1999. Our total revenues for the current year primarily consisted of (1) IT services, (2) engineering software products, maintenance and services, and (3) Internet content, e-commerce and digital media products and services. IT services net revenues represented 52.7% of total net revenues for the fiscal year ended March 31, 2000 compared to 4.0% for the fiscal year ended March 31, 1999. This increase is primarily due to a full year of revenue from R-Cube in fiscal 2000 compared to one month's revenue in fiscal 1999, and the addition of approximately six months of revenue from NetGuru Systems, Inc. which was acquired during fiscal 2000.

         Our revenues from software sales, maintenance and services declined as a percentage of total revenues to 44.9% in fiscal 2000 from 96.0% in fiscal 1999, largely due to the growth of our other business segments. In dollar terms, revenues from software sales, maintenance and services were $8,953,000 in fiscal 2000 compared to $10,310,000 in fiscal 1999, a decline of 13.2%. Software product sales represented most of the decline, decreasing to $7,175,000 in fiscal 2000 compared to $8,345,000 in fiscal 1999, a change of $1,170,000 or 14.0%. This decrease was experienced across all of our software product lines and across all geographic regions, due in part to delayed releases and general slowdown in the worldwide CAD/CAE software market. We are expediting new releases of our software products and developing satellite products to generate additional revenue from our core group of users. In addition, we have begun to offer Web-enabled versions of our software on our new WEB4ENGINEERS.COM Web site, all of which, we believe, will contribute to an increase in software revenues for fiscal 2001. Maintenance and services revenues were relatively flat as we continue to sell maintenance contracts for new and old versions of our software products.

         Internet content, e-commerce, and digital media products and services comprise an emerging business segment for our company. Revenues for fiscal 2000 amounted to $471,000 compared to no revenues from this segment for fiscal 1999. These revenues were generated primarily through digital media services and through products and services sold as part of our NETGURUINDIA.COM portal business, which include travel services, phone cards and other gift items.

         We recognize revenues from IT services as services are performed. Revenues from software products are recognized when products are shipped and collectibility is reasonably certain. In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION, issued in 1997, as modified by SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, product maintenance revenues are amortized over the length of the maintenance contract, usually twelve months. The implementation of SOP 98-9 during fiscal 2000 did not result in any material changes from our previous practice.

         Our domestic revenues and sales to foreign customers originating in the U.S. are denominated in U.S. dollars. However, revenues and expenses for our foreign subsidiaries and sales offices are usually recorded in the applicable foreign currency and translated to U.S. dollars with any applicable foreign exchange adjustments recorded as a component of accumulated other comprehensive income (loss). Foreign exchange gains and losses were not material to our financial results during the fiscal years ended March 31, 2000 and 1999.

         GROSS PROFIT. Gross profit as a percentage of net revenues decreased to 56.3% for the fiscal year ended March 31, 2000 as compared to 89.3% for the fiscal year ended March 31, 1999. The gross profit percentage from the IT services segment is typically lower, 30.3% in fiscal 2000, than the gross profit percentage from the software sales, maintenance and services segment, 88.7% in fiscal 2000. In dollar terms, total gross profit increased by $1,626,000 (16.9%) to $11,221,000 for fiscal 2000 compared to $9,595,000 for fiscal 1999, largely as a result of the increase in IT services revenues. Gross profit for IT services increased $3,007,000 to $3,190,000 for fiscal 2000 compared to $183,000 for fiscal 1999. The total gross profit increase included an additional $88,000 due to the emergence of the Internet content, e-commerce, digital media products and services segment during fiscal 2000. These increases were partially offset by a decrease of $1,469,000 in gross profit for the software sales, maintenance and services segment, primarily attributable to the decline in sales for the segment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $2,692,000 (35.3%) to $10,322,000 for the fiscal year ended March 31, 2000 as compared to $7,630,000 for the fiscal year ended March 31, 1999. The increase is largely attributable to costs associated with the businesses acquired during fiscal 2000. Increases also resulted from the addition of personnel dedicated to the development of our new Internet portal. Despite this increase in total dollars, SG&A expenses as a percentage of net revenues decreased to 51.8% for fiscal 2000 from 71.0% for fiscal 1999 due in large part to the significant increase in net revenues.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses remained relatively constant, increasing by $37,000 (1.5%) to $2,452,000 for fiscal 2000 as compared to $2,415,000 for fiscal 1999. As a percentage of net revenues, R&D expenses decreased from 22.5% in fiscal 1999 to 12.3% in fiscal 2000 due to the significant increase in net revenues in fiscal 2000.

         OTHER INCOME. Net interest expense was $408,000 for the fiscal year ended March 31, 2000, compared to $191,000 for the fiscal year ended March 31, 1999. The increase in interest expense is related to the use of capitalized leases and bank credit lines to finance equipment purchases and debt incurred to finance the acquisition of R-Cube and NetGuru Systems (see Note 2 to the Consolidated Financial Statements).

         INCOME TAXES. Income tax benefit increased by $516,000 to $587,000 in fiscal 2000 compared to an income tax benefit of $71,000 in the fiscal year ended March 31, 1999. The benefit resulted largely from operating loss carryforwards generated as a result of the pretax loss in the U.S. Net deferred tax assets increased during the fiscal year by $681,000. Although we believe that most of these assets will be realizable against future earnings, we have established a valuation reserve of $71,000 against certain of these assets which may expire before we are able to utilize them.

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances. Our principal sources of liquidity at March 31, 2000 consisted of $13,265,000 of cash and cash equivalents. Cash and cash equivalents increased by $11,254,000 during the fiscal year ended March 31, 2000. The increase was largely due to an increase in cash provided by financing activities offset by increases in cash used in operations and investing activities.

         Cash provided by financing activities increased as a result of many factors. A major portion of the increase was due to funds obtained through preferred stock issuances amounting to approximately $13,980,000. In September 1999, we obtained $2,600,000 through the issuance of 371,429 shares of our Series B 5% convertible preferred stock and warrants to purchase 100,000 shares of our common stock. These proceeds were used to fund a portion of the purchase price of NetGuru Systems. In March 2000, we obtained an additional $11,380,000, net of related costs, through the issuance of 12,000 shares of 5% convertible preferred stock and warrants to purchase 102,000 shares of our common stock to fund the growth of our Internet portal and Indian Internet service provider businesses. In addition to the funds obtained through preferred stock issuances, we obtained approximately $4,896,000 in cash from the exercise of stock options and stock warrants during this period. Increased borrowings in India for the continued development of the Internet portal and digital media services businesses also contributed to the increase in cash provided by financing activities. The increase in cash was partially offset by repayment of outstanding debt and capital lease obligations.

         The increase in cash used in investing activities is largely attributable to the acquisition of NetGuru Systems. Payments to acquire companies, net of cash acquired, accounted for approximately $3,701,000 of the net cash used in investing activities. Approximately $906,000 was spent to purchase property, plant and equipment. Cash proceeds of approximately $2,696,000, net of transaction costs, resulting from the sale-leaseback of our Yorba Linda facility in December 1999 partially offset the net cash used in investing activities.

         Net cash used in operations was $2,464,000 in fiscal 2000 compared to $101,000 in fiscal 1999. Through March 31, 2000, approximately $2,381,000 has been forwarded to third parties towards the acquisition of a 74% interest in Interra Global Limited, and towards the licensing and infrastructure necessary to commence business in India, which is reflected as a substantial increase in deposits on the consolidated balance sheet. Although the acquisition of our controlling interest in Interra Global Limited was not consummated as of March 31, 2000, we had made investments in the development of the business during fiscal 2000, including obtaining the necessary government approvals and licensing. Currently we estimate that at least $6,000,000 will be expended towards the development of the business and infrastructure for the ISP network. The higher net loss for the period as compared to the prior year also contributed to a higher net cash used in operations in fiscal 2000. Increases in accounts receivable also contributed, offset by increases in accrued expenses, deferred revenues, and accounts payable.

         We believe that our current cash and cash equivalents balances will provide adequate working capital to fund our operations at currently anticipated levels through March 31, 2001. Additionally, we currently have $2,320,000 available under an existing line of credit. To the extent that such amounts are insufficient to finance our working capital requirements, we will be required to raise additional funds through public or private equity or debt financing. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to us.

IMPACT OF YEAR 2000

         Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

         We have operated and evaluated our internal systems since January 1, 2000, and have not identified any errors or experienced any system malfunctions. We have not been informed of any Year 2000 problems experienced by any of our vendors or other third parties on whom our operations rely. We will continue to monitor our systems to assess whether we are at risk for any Year 2000 compliance issues. The costs associated with correcting our non-compliant systems have not been material.

         However, it is our opinion that it is too soon to conclude that there will not be any problems arising from the Year 2000 issue, particularly with respect to third parties. We are continuing to monitor our operations, our significant vendors and other third parties for Year 2000 problems. We do not believe at this time that potential Year 2000 issues will materially affect our business, although we cannot provide any assurance that this will be the case.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. We are required to adopt the statement, as amended by SFAS 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, in the first quarter of fiscal year 2002. We are currently studying the impact of this pronouncement on our consolidated financial statements and results of operations. At this time, we are unable to assess the impact of adopting SFAS 133.

         In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" and in March 2000, the SEC staff issued Staff Accounting Bulleting No. 101 A "Implementation Issues Related to SAB 101." These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of these pronouncements are effective for our company commencing with the first quarter of fiscal 2001. We are in the process of analyzing the implications of these bulletins and do not believe the adoption will have a material impact on our consolidated financial position or results of operations.

FORWARD LOOKING STATEMENTS

         The preceding "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation,

    o    our ability to transition into new lines of business as planned;
    o our ability to become a leading integrated Internet technology and services company addressing the global Indian market, the worldwide information technology services market and the worldwide Internet engineering software market;
    o our ability to successfully market and sell ASP services through our recently launched engineering portal;
    o    market growth;
    o    new competition;
    o    competitive pricing;
    o    new technologies;
    o    our ability to successfully implement our future business plans;
    o    statements about our business strategy and our expansion strategy;
    o    our ability to attract strategic partners, alliances and advertisers;
    o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future;
    o    our ability to hire and retain qualified personnel;
    o    our ability to obtain capital, if required;
    o    our ability to successfully implement our brand building campaign;
    o    the risks of uncertainty of trademark protection;
    o our plans for expanding our Internet portal network and the services offered through such network;

    o    our plans regarding our telephony infrastructure and service offerings;
    o our beliefs regarding the growth of Internet usage within the global Indian community;
    o our beliefs regarding the demand for our products and our competitive advantages;
    o    the negative impact of economic slowdowns and recessions; and
    o risks associated with existing and future government regulation to which we are subject.

We do not undertake to update, revise or correct any forward-looking statements.

         Results actually achieved may differ materially from expected results in these statements. Several of these risks are discussed in greater detail in the "Risk Factors" section of the preceding "Description of Business" section. Any of the factors described alone or in the "Risk Factors" section could cause our financial results, including our net income or growth in net income, to differ materially from prior results.


ITEM 7.  FINANCIAL STATEMENTS.

Our consolidated financial statements are filed with this Form 10-KSB beginning on page F-1 following the signature page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Our directors, executive officers and key employees are as follows:

                 Name                    Age                        Position
                 ----                    ---                        --------

Amrit K. Das........................     55     Chairman of the Board, Chief Executive Officer and Director
Jyoti Chatterjee....................     44     President, Chief Operating Officer and Director
Wayne L. Blair......................     60     Senior Vice President, Finance, Chief Financial Officer, and
                                                Treasurer
Santanu Das.........................     27     Vice President, New Technology and Director
Eric L. Christensen.................     54     Vice  President, Corporate Strategies, General Counsel and
                                                Secretary
Stephen Owen........................     41     Senior Vice President, European Operations
Charles Sleichter III...............     54     Vice President, Marketing Communications and Marketing
                                                Strategies
Clara Young.........................     45     Vice President, Administration
Dan W. Heil.........................     67     Director
Bruce E. Cummings...................     51     Director

AMRIT K. DAS is the founder of our company and has served as our Chief Executive Officer and Director since its inception in 1981. Mr. Das also served as our President since our inception until March, 1999. Mr. Das holds a B.S. in Civil/Structural Engineering from Calcutta University, India and an M.S. in Structural Engineering from the University of South Carolina.

JYOTI CHATTERJEE has served as our President since March, 1999 and has served as our Chief Operating Officer and a Director since April 1990. From April 1990 to March 1999, Mr. Chatterjee served as our Executive Vice President. From 1985 to 1990, Mr. Chatterjee served as our Chief Consulting Engineer. Mr. Chatterjee holds a B.S. in Structural Engineering from the Indian Institute of Technology and an M.S. in Structural Engineering from the University of Pennsylvania.

WAYNE L. BLAIR has served as our Senior Vice President, Finance, Chief Financial Officer, and Treasurer since October 1999. He served as Chief Financial Officer, Treasurer and Secretary from September 1997 to September 1999. Prior to that Mr. Blair was the Chief Financial Officer for National Electronics Corporation from 1994 to 1997. Mr. Blair holds a B.S. in Accounting from California State University, Long Beach.

SANTANU DAS has served as our Vice President, New Technology since July, 1999 and as a Director since September 1996. Mr. Das served as Manager of New Technology from May 1997 until June 1999. Prior to that Mr. Das served as a Senior Engineering Analyst for our company from 1991 to April 1997. Mr. Das holds a B.S. in Structural Engineering from the University of Southern California and an M.S. in Structural Engineering from the Massachusetts Institute of Technology. Santanu Das is the son of Amrit Das.

ERIC L. CHRISTENSEN has served as our Vice President of Corporate Strategies, General Counsel and Secretary since March 2000. Prior to joining us, Mr. Christensen served as an attorney and legal advisor from December 1997 to March 2000 for select corporate clients on a variety of business matters. Prior to that, Mr. Christensen served as Assistant General Counsel and Director, Contract Administration for MAI Systems Corporation, a computer software company. Mr. Christensen holds a B.A. in History from the University of California Los Angeles and a J.D. from Loyola Law School of Los Angeles.

STEPHEN OWEN has served as our Senior Vice President of European Operations since October 1999. He served as our Director of European Operations from 1987 to 1999. Mr. Owen holds a B.S. in Civil Engineering from the University College Swansea, United Kingdom.

CHARLES SLEICHTER, III has served as our Vice President, Marketing Communications and Marketing Strategies since January 2000. Prior to joining us, Mr. Sleichter served, as an independent contractor, as Chief Operating Officer, Senior Executive-Creative & Marketing Strategy for VPC Communications from August 1999 to December 1999. From September 1997 to July 1999, Mr. Sleichter served as Director of Business Development for J.B. Research/Relaxor. From 1996 to 1997, he served as an adjunct professor in the Department of Communications, Film and Television of California State University, Fullerton. Mr. Sleichter holds a B.A. in Communications and an M.A. in Mass Communications, Electronic Media from California State University, Fullerton.

CLARA YOUNG has served as our Vice President of Administration since December 1987. Ms. Young holds a B.S. in Computer Science from California State University, Fullerton.

DAN W. HEIL has served as a Director of our company since 1990. Mr. Heil has been the President and Chief Executive Officer of Willdan Associates, an engineering and planning company, since its founding in 1965. Mr. Heil holds a B.S. in Civil Engineering from Stanford University. Mr. Heil resigned from the position of Director on May 31, 2000.

BRUCE E. CUMMINGS has served as a Director of our company since 1996. Mr. Cummings is the Principal of Bruce Cummings Associates, management and marketing consultants. Prior to that, Mr. Cummings was the President and Chief Executive Officer of Portrait Display Labs, Inc., a manufacturer of special purpose computer monitors, which he co-founded, from 1992 to June 1997. Mr. Cummings is currently a member of the Advisory Board for Europe Direct, the European Direct Marketing Conference. Mr. Cummings holds a B.S. in Marketing from California State University at Long Beach.

         All directors hold office until the next annual stockholders' meeting or until their respective successors are elected or until their earlier death, resignation or removal. Officers are appointed by, and serve at the discretion of, the Board of Directors.

COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING RULES

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("Commission"). Such officers, directors and stockholders are required by Commission regulations to furnish our company with copies of all such reports that they file.

         Based solely upon a review of copies of such reports furnished to us during the fiscal year ended March 31, 2000 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that, during our 2000 fiscal year, we complied with all Section 16(a) filing requirements applicable to our reporting persons.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     Information concerning the annual and long-term compensation for services in all capacities to our company of our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the fiscal years ended March 31, 2000, 1999 and 1998 is shown below.

                           SUMMARY COMPENSATION TABLE

                                                                         Long-Term
                                                                       Compensation
                                                                       ------------
                                        Annual Compensation               Awards
                                        -------------------               ------

                                                                        Securities
                                                     Other Annual       Underlying      All Other
         Name and                       Salary      Compensation(1)      Options       Compensation
    Principal Position       Year         ($)            ($)               (#)              ($)
    ------------------       ----       -------     ---------------    -----------     ------------
Amrit K. Das                 2000       322,400           ---              ---           28,055(2)
  Chief  Executive Officer   1999       260,000           ---            120,000         16,506(2)
                             1998       260,000          66,071            ---           15,824(2)

Jyoti Chatterjee             2000       209,160           ---              ---           11,116(3)
  President and Chief        1999       156,000           ---            100,000          9,360(3)
  Operating Officer          1998       156,000           ---             30,000          9,360(3)

Wayne L. Blair
  Sr. Vice President, Chief  2000       161,046           ---              ---            9,338(3)
  Financial Officer,         1999       125,000           ---             60,000          2,019(3)
  Treasurer                  1998        60,096           ---             80,000            ---

Clara Young                  2000       121,100           ---              ---            8,111(3)
  Vice President,            1999       104,000           ---             25,500          6,040(3)
  Administration             1998       104,000           ---             15,000          6,240(3)

Stephen Owen (4)             2000       111,002           ---              ---           51,094(5)
  Sr. Vice President,
  European Operations

------------------------
(1) The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.
(2) Represents 401(k) contributions as well as premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Mr. Das in the amount of $16,855 in 2000, $7,006 in 1999 and $6,324 in 1998.
(3)  Represents 401(k) contributions made by us on behalf of the Named
     Executive.
(4) Information related to fiscal 1999 and 1998 omitted since Mr. Owen did not meet the criteria to be included in this table during those years.
(5) Represents contribution to pension plan of $36,619 and car allowance of $14,475.


STOCK OPTION GRANTS IN 2000

         No individual stock option grants were made to any of the Named Executives in fiscal 2000. We have never granted any stock appreciation rights.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         Shown below is information with respect to the number of shares of our company's common stock acquired upon the exercise of options, the value realized therefor, the number of unexercised options at March 31, 2000 and the value of unexercised in-the-money options at March 31, 2000 for the Named Executives in the Summary Compensation Table above. The Named Executives did not hold any stock appreciation rights during fiscal 2000.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                            Number of Securities           Value of Unexercised In-the-Money
                                                       Underlying Unexercised Options        Options at Fiscal Year-End ($)
                                                          at Fiscal Year-End (#)
                          Shares
                       Acquired on        Value
        Name           Exercise(#)     Realized($)      Exercisable      Unexercisable      Exercisable        Unexercisable
        ----           -----------     -----------      -----------      -------------      -----------        -------------

Amrit K. Das               ---             ---             90,000            80,000          2,430,500            2,136,000

Jyoti Chatterjee           ---             ---            149,333            76,667          4,056,000            2,070,500

Wayne L. Blair            7,000          162,313           66,333            66,667          1,837,688            1,810,000

Clara Young                ---             ---             55,333            21,667          1,503,250              585,000

Stephen Owen               ---             ---             53,333            26,667          1,525,000              760,000


DIRECTORS' COMPENSATION

         Our directors do not currently receive any cash compensation for service on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings.

EMPLOYMENT AGREEMENTS

         As of May 1, 1996, we entered into five-year employment agreements with each of Amrit Das, Jyoti Chatterjee and Clara Young. Those agreements, which became effective upon the closing of our initial public offering of our common stock, provide that Mr. Das, Mr. Chatterjee and Ms. Young will receive minimum base annual salaries of $260,000, $156,000 and $104,000, respectively. Each employment agreement also provides for the grant of an annual bonus with such bonuses, if any, to be determined by the Compensation Committee of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of May 26, 2000, certain information with respect to (i) each director of our company, (ii) the Named Executives and
(iii) all directors and executive officers of our company as a group, and (iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.

NAME AND ADDRESS             AMOUNT AND NATURE OF BENEFICIAL         PERCENT OF CLASS OF
OF BENEFICIAL OWNER           OWNERSHIP OF COMMON STOCK (1)            OF COMMON STOCK
----------------              -----------------------------            ---------------

Amrit K. Das (2)(3)(4)                2,649,518                             19.8%

Jyoti Chatterjee (2)(3)(5)              424,623                              3.2%

Wayne L. Blair (2)(6)                    66,333                               *

Clara Young (2)(7)                       95,705                               *

Stephen Owen (2) (8)                    136,857                              1.0%

Santanu Das (3)(9)                    2,684,900                             20.0%

Dan W. Heil (3)(10)                     200,576                              1.5%

Bruce E. Cummings (3)(11)                20,000                               *

Sormistha Das                         1,862,924                             14.0%
1043 Taylor Court
Anaheim Hills, CA 92808

All Directors and Executive           6,278,512                             45.3%
Officers of the Company as
a Group (10 persons) (12)

---------------
* Less than 1%
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within 60 days after May 26, 2000, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.
(2) Named executive officer of our company. The address of each executive officer is c/o netGuru, Inc., 22700 Savi Ranch Parkway, Yorba Linda, CA.
(3) Director of our company. The address of each director is c/o netGuru, Inc., 22700 Savi Ranch Parkway, Yorba Linda, CA.
(4) Includes 1,279,759 shares of Common Stock held by the A. and P. Das Living Trust and 90,000 shares of common stock underlying options which are exercisable as of May 26, 2000 or within 60 days after such date. Does not include 923,216 shares of common stock held by Mr. Das' daughter, Sormistha Das, or 1,706,706 shares of common stock beneficially held by Mr. Das' son, Santanu Das. Mr. Das disclaims beneficial ownership of the shares of common stock held by Sormistha Das and Santanu Das. Includes 50,000 shares of common stock held by the Purabi Das Foundation, Inc., of which Mr. Das is the Trustee. Mr. Das disclaims beneficial ownership of these shares.

(5) Includes 159,333 shares of common stock underlying options which are exercisable as of May 26, 2000 or within 60 days after such date.
(6) Consists solely of 66,333 shares of common stock underlying options which are exercisable as of May 26, 2000 or within 60 days after such date.
(7) Includes 60,333 shares of common stock underlying options which are exercisable as of May 26, 2000 or within 60 days after such date.
(8) Includes 53,333 shares of common stock underlying options which are exercisable as of May 26, 2000 or within 60 days after such date.
(9) Includes 130,000 shares of common stock underlying options which are exercisable as of May 26, 2000 or within 60 days after such date. Mr. Das is the son of Amrit Das, our Chief Executive Officer.
(10) Includes 20,000 shares of common stock underlying options which are exercisable as of May 26, 2000 or within 60 days after such date.
(11) Consists solely of 20,000 shares of common stock underlying options which are exercisable as of May 26, 2000 or within 60 days after such date.
(12) Includes 599,332 shares of common stock underlying options which are exercisable as of May 26, 2000 or within 60 days after such date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       We provide digital media production services to Ruby Pictures, Inc. ("Ruby"). Ruby is a movie production house owned and operated by the Purabi Das Foundation, Inc., a charitable organization founded by Amrit Das, our Chairman and CEO. We have recognized $324,000 in revenue for the fiscal year ended March 31, 2000 related to these services and have a receivable balance due from Ruby of $284,000 at March 31, 2000.

       In March 2000, our Indian subsidiary provided an interest-free loan in the amount of $229,000 to Anup Das, a director of such subsidiary and brother of Amrit Das, our Chairman and Chief Executive Officer. This loan was originated to facilitate our investment in Interra Global Limited, an Indian company which has obtained the rights to operate as an Internet service provider within India.
The loan is secured by the capital stock of Interra Global Limited.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits


  2.1 Amended and Restated Stock Purchase Agreement, without exhibits and schedules, dated as of September 14, 1999, among the registrant, NetGuru Systems, Inc., NetGuru Consulting, Inc. and Bharat Manglani.*****

  2.2 Earn-Out Agreement dated as of September 14, 1999, between the registrant and Bharat Manglani.*****

  2.3 Registration Rights Agreement dated as of September 14, 1999, between the registrant and Bharat Manglani.*****

  2.4 Securities Purchase Agreement, without exhibits and schedules, dated as of September 14, 1999, between the registrant and The Shaar Fund Ltd.*****

  2.5 Registration Rights Agreement, dated as of September 14, 1999, beween the registrant and The Shaar Fund Ltd.*****

  2.6 Securities Purchase Agreement, without exhibits and schedules, dated as of September 14, 1999, between the registrant and Triton Private Equities Fund, L.P.*****

  2.7 Registration Rights Agreement dated as of September 14, 1999, between the registrant and Triton Private Equities Fund, L.P.*****

  2.8 Stock Purchase Agreement dated as of January 18, 1999, among the registrant, R-Cube Technologies, Inc. and Krishna P. Reedy.****

  2.9 Stock Purchase Agreement dated as of January 18, 1999, among the registrant, R-Cube Technologies, Inc. and Prakash Rao Pokala.****

  2.10 Stock Purchase Agreement dated as of January 18, 1999, among the registrant, R-Cube Technologies, Inc. and Srinivasa Reddy Malireddy.****

  2.11 Securities Purchase Agreement dated March 8, 2000 between the registrant, Elliott Associates, L.P. and Westgate International, L.P.

  2.12 Exchange Agreement dated March 30, 2000 between the registrant, Elliott Associates, L.P. and Westgate International, L.P.

  2.13 Stock Purchase Agreement dated March 27, 2000 between the registrant, Allegria Software, Inc. and GRAL, Inc.

  2.14 Stock Purchase Agreement dated January 31, 2000 between the registrant, e-Destinations, Inc., Vinod Bhindi, Dhanesh Bhindi, Rekesh Kapoor and Jayent Bhindi.

  2.15 Agreement for Sale of Shares dated May 29, 2000 between Anup Das and NetGuru India Pvt. Ltd.

  2.16 Agreement Cum Guarantee dated May 29, 2000 between the registrant and NetGuru India Pvt. Ltd.

  2.17 Shareholders Agreement dated May 22, 2000 between Research Engineers Pvt. Ltd. and Anup Das.

  2.18 Shareholders Agreement dated May 25, 2000 between the registrant and Anup Das, individually and on behalf of the Indian Shareholders (defined therein).

  3.1          Certificate of Incorporation of the registrant.*

  3.2 Certificate of Ownership and Merger merging netGuru, Inc. into netguru.com, inc.

  3.3          Certificate of Ownership and Merger merging netguru.com, Inc.
               into Research Engineers, Inc.

  3.5          Bylaws of the registrant.*

  4.1 Certificate of Designations of Series B Cumulative Convertible Preferred Stock dated March 30, 2000.

  4.2 Common Stock Purchase Warrant dated as of September 14, 1999, issued by the registrant to the Shaar Fund Ltd.*****

  4.3 Common Stock Purchase Warrant dated as of September 14, 1999, issued by the registrant to Triton Private Equities Fund, L.P.*****

  4.4 Stock Certificate B-1 issued to the Shaar Fund Ltd. for 300,000 shares of Series B 5% Convertible Preferred Stock of the registrant.+++

  4.5 Stock Certificate B-2 issued to Triton Private Equities Fund, L.P. for 71,429 shares of Series B 5% Convertible Preferred Stock of the registrant.+++

  4.6 Common Stock Purchase Warrant dated March 8, 2000, issued by the registrant to Elliott Associates, L.P.

  4.7 Common Stock Purchase Warrant dated March 8, 2000, issued by the registrant to Westgate International, L.P.

  4.8 Registration Rights Agreement dated March 8, 2000 between the registrant, Elliott Associates, L.P. and Westgate International, L.P.

  4.9 Common Stock Purchase Warrant dated March 8, 2000, issued by the registrant to Shoreline Institutional Finance.

  4.10 Warrant Agreement dated February 7, 2000 between the registrant and Cruttenden Roth Incorporated.

  10.1         Research Engineers, Inc. 1996 Stock Option Plan.*

  10.2 Form of Nonqualified Stock Option Agreement pertaining to the 1996 Stock Option Plan (schedule of options issued pursuant to this Plan is attached thereto).*

  10.3 Employment Agreement dated May 1, 1996, by and between the registrant and Amrit K. Das.*

  10.4 Employment Agreement dated May 1, 1996, by and between the registrant and Jyoti Chatterjee.*

  10.5 Employment Agreement dated May 1, 1996, by and between the registrant and Clara Y. M. Young.*

  10.6         Research Engineers, Inc. 1997 Stock Option Plan.**

  10.7 Agreement Not To Compete dated October 1, 1998 between the registrant and Techna Consultancy Private Limited.***

  10.8         Research Engineers, Inc. 1998 Stock Option Plan. +

  10.9 Credit Agreement dated February 26, 1999 by and between the registrant and Imperial Bank.****

  10.10 Agreement and Plan of Reorganization among the registrant, PacSoft, Incorporated and Karen Hunter, William Schmidt and Mae Webb dated March 31, 1999.++

  21.1         Subsidiaries of the registrant.

  23.1         Consent of KPMG LLP.

  27.1         Financial Data Schedule.


(b)      Reports on Form 8-K

                      None.

-------------------------------------

* Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA) and incorporated herein by reference.
** Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1997 and filed with Securities and Exchange Commission on June 30, 1997, or amendment thereto filed on August 19, 1997 and incorporated herein by reference.
*** Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended December 31, 1998 and filed with the Securities and Exchange Commission on February 11, 1999 and incorporated herein by reference.
**** Filed as an exhibit to the Company's Form 8-K dated February 26, 1999 and filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.
+        Filed as an exhibit to the Company's Proxy Statement filed pursuant to
         Section 14(a) of the Securities Act on November 12, 1998 and incorporated herein by reference.
++ Filed as an exhibit to the Company's Form 10-KSB dated March 31, 1999 and filed with the Securities and Exchange Commission on June 30, 1999 and incorporated herein by reference.
+++ Filed as an exhibit to our Form 8-K/A - Amendment No. 2 dated September 14, 1999 and filed with the Securities Exchange Commission on November 12, 1999.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NETGURU, Inc


Dated: June 23, 2000                       By: /s/ AMRIT K. DAS
                                           -------------------------------------
                                           Amrit K. Das, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   Name                                           Title                              Date
--------------------------------------------      --------------------------------------      -------------------

/s/ AMRIT K. DAS                                  Chairman of the Board, Chief                June 23, 2000
--------------------------------------------      Executive Officer and Director
Amrit K. Das                                      (principal executive officer)



/s/ JYOTI CHATTERJEE                              President, Chief Operating Officer          June 23, 2000
--------------------------------------------      and Director
Jyoti Chatterjee



/s/ WAYNE BLAIR                                   Senior Vice President, Finance,             June 23, 2000
--------------------------------------------      Chief Financial Officer (principal
Wayne Blair                                       financial and accounting officer)



/s/ SANTANU DAS                                   Director                                    June 23, 2000
--------------------------------------------
Santanu Das



/s/ BRUCE CUMMINGS                                Director                                    June 23, 2000
--------------------------------------------
Bruce Cummings

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Independent Auditors' Report                                           F-2

2.   Consolidated Financial Statements

         Consolidated Balance Sheet as of March 31, 2000                    F-3

         Consolidated Statements of Operations for the years ended
         March 31, 2000 and 1999                                            F-4

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Loss for the years ended
         March 31, 2000 and 1999                                            F-5

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2000 and 1999                                            F-6

         Notes to Consolidated Financial Statements                         F-8

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
netGuru, Inc.:


We have audited the consolidated financial statements of netGuru, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of netGuru, Inc. and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the years ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles.


                                  /s/ KPMG LLP


Orange County, California
May 25, 2000, except as to the third and fourth paragraphs of Note 12, which are as of May 29, 2000 and June 22, 2000, respectively

                         NETGURU, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 March 31, 2000

               (In thousands, except share and per share amounts)



                                     ASSETS

Current assets:
    Cash and cash equivalents                                                   $      13,265
    Accounts receivable (net of allowance for doubtful accounts of $413)                4,225
    Deferred income taxes                                                                 272
    Notes and related party loans receivable                                              224
    Deposits                                                                            2,381
    Prepaid expenses and other current assets                                             874
                                                                                --------------

           Total current assets                                                        21,241

Property, plant and equipment, net                                                      2,571
Goodwill and intangible assets (net of accumulated amortization of $1,602)              9,615
Deferred income taxes, non-current                                                      1,387
Other assets                                                                              580
                                                                                --------------

                                                                                $      35,394
                                                                                ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                           $         972
    Current portion of capital lease obligations                                          121
    Accounts payable                                                                      891
    Accrued expenses                                                                    1,932
    Income taxes payable                                                                  222
    Deferred maintenance revenue                                                        1,250
    Deferred income taxes                                                                  60
                                                                                --------------

           Total current liabilities                                                    5,448

Long-term debt, net of current portion                                                  1,328
Capital lease obligations, net of current portion                                         360
Deferred income taxes, non-current                                                        167
Deferred gain on sale-leaseback                                                         1,026
                                                                                --------------

           Total liabilities                                                            8,329
                                                                                --------------

Commitments and contingencies (Note 8)

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares;  issued and
      outstanding, 12,000 shares)                                                           -
    Common stock, par value $.01 (Authorized 20,000,000 shares; issued and
      outstanding 13,264,035 shares)                                                      133
    Additional paid-in capital                                                         28,500
    Accumulated deficit                                                                (1,224)
    Accumulated other comprehensive loss:
      Cumulative foreign currency translation adjustments                                (344)
                                                                                --------------

           Total stockholders' equity                                                  27,065
                                                                                --------------

                                                                                $      35,394
                                                                                ==============

See accompanying notes to consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                       Years ended March 31, 2000 and 1999

               (In thousands, except share and per share amounts)


                                                                                     2000            1999
                                                                                --------------  --------------

Net revenues:
    IT services                                                                 $      10,512   $         435
    Software sales, maintenance and services                                            8,953          10,310
    Internet, e-commerce, digital media products and services                             471               -
                                                                                --------------  --------------

           Total net revenues                                                          19,936          10,745

Cost of revenues:
    IT services                                                                         7,322             252
    Software sales, maintenance and services                                            1,010             898
    Internet, e-commerce, digital media products and services                             383               -
                                                                                --------------  --------------

           Total cost of  revenues                                                      8,715           1,150

           Gross profit                                                                11,221           9,595
                                                                                --------------  --------------

Operating expenses:
    Selling, general and administrative                                                10,322           7,630
    Research and development                                                            2,452           2,415
                                                                                --------------  --------------

           Total operating expenses                                                    12,774          10,045
                                                                                --------------  --------------

           Operating loss                                                              (1,553)           (450)
                                                                                --------------  --------------

Other expense (income):
    Interest, net                                                                         408             191
    Other                                                                                 (26)            (50)
                                                                                --------------  --------------

           Total other expense                                                            382             141
                                                                                --------------  --------------

Loss before income taxes                                                               (1,935)           (591)

Income tax benefit                                                                       (587)            (71)
Minority interest in earnings of consolidated subsidiaries                                  7               -
                                                                                --------------  --------------

           Net loss                                                             $      (1,355)  $        (520)
                                                                                ==============  ==============

Net loss per common share:
     Basic                                                                      $       (0.12)  $       (0.05)
                                                                                ==============  ==============
     Diluted                                                                    $       (0.12)  $       (0.05)
                                                                                ==============  ==============
Common shares used in computing net loss per common share:
     Basic                                                                         11,979,577      11,462,170
                                                                                ==============  ==============
     Diluted                                                                       11,979,577      11,462,170
                                                                                ==============  ==============

See accompanying notes to consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES

     Consolidated Statements of Stockholders' Equity and Comprehensive Loss

                       Years ended March 31, 2000 and 1999

                      (In thousands, except share amounts)


                                              COMMON STOCK                     RETAINED     ACCUMULATED                    TOTAL
                                          --------------------   ADDITIONAL    EARNINGS        OTHER         TOTAL       COMPREHEN-
                               PREFERRED    NUMBER OF    PAR      PAID-IN    (ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'  SIVE INCOME
                                 STOCK       SHARES     VALUE     CAPITAL      DEFICIT)    INCOME (LOSS)     EQUITY        (LOSS)
                               ---------  ------------  ------  -----------  ------------  -------------  -------------  -----------

Balance, March 31, 1998        $     --    11,455,420   $ 115   $    6,536   $       696           (151)  $      7,196

Net loss                             --            --      --           --          (520)            --           (520)  $     (520)

Foreign currency translation         --            --      --           --            --           (117)          (117)        (117)

Unrealized gain on
    investments                      --            --      --           --            --              2              2
                               ---------  ------------  ------  -----------  ------------  -------------  -------------  -----------

Comprehensive loss for the
    year ended March 31,
    1999                             --            --      --           --          (520)          (115)            --   $     (635)
                                                                                                                         ===========

Exercise of stock options            --        21,000      --           29            --             --             29
                               ---------  ------------  ------  -----------  ------------  -------------  -------------

Balance, March 31, 1999              --    11,476,420   $ 115   $    6,565   $       176   $       (266)  $      6,590
                               ---------  ------------  ------  -----------  ------------  -------------  -------------

Net loss                             --            --      --           --        (1,355)            --         (1,355)  $   (1,355)

Foreign currency translation         --            --      --           --            --            (78)           (78)         (78)
                               ---------  ------------  ------  -----------  ------------  -------------  -------------  -----------

Comprehensive loss for the
    year ended March 31,
    2000                             --            --      --           --        (1,355)           (78)            --   $   (1,433)
                                                                                                                         ===========

Issuance of preferred stock           4            --      --       13,976            --             --         13,980

Preferred stock conversion           (4)      578,372       6           (2)           --             --             --

Issuance of common stock, stock
    options and stock warrants
    in connection with
    acquisitions                     --       405,270       4        2,970            --             --          2,974

Exercise of stock warrants           --       575,000       6        4,527            --             --          4,533

Exercise of stock options            --       227,441       2          361            --             --            363

Compensation expense for
    stock options issued to
    employees below fair
    value                            --            --      --           61            --             --             61

Preferred stock dividends            --         1,532      --           42           (45)            --             (3)
                               ---------  ------------  ------  -----------  ------------  -------------  -------------

Balance, March 31, 2000        $     --    13,264,035   $ 133   $   28,500   $    (1,224)  $       (344)  $     27,065
                               =========  ============  ======  ===========  ============  =============  =============

See accompanying notes to consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                       Years ended March 31, 2000 and 1999

                                 (In thousands)


                                                                                     2000            1999
                                                                                --------------  --------------

Cash flows from operating activities:
    Net loss                                                                    $      (1,355)  $        (520)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                   1,666           1,126
        Deferred income taxes                                                            (633)           (285)
        Compensation expense recognized on issuance of stock options                       61               -
        Gain on investments                                                                 -             (20)
        Changes in operating assets and liabilities (net of acquisitions):
          Accounts receivable                                                            (245)           (166)
          Notes and related party loans receivable                                         76             103
          Deposits                                                                     (2,381)              -
          Prepaid expenses and other current assets                                      (334)           (168)
          Other assets                                                                    (43)           (242)
          Accounts payable                                                                 49             (47)
          Accrued expenses                                                                713              94
          Income taxes payable                                                           (183)            (51)
          Deferred maintenance revenue                                                    166              75
          Deferred gain on sale-leaseback                                                 (21)              -
                                                                                --------------  --------------

                  Net cash used in operating activities                                (2,464)           (101)
                                                                                --------------  --------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                            (906)           (805)
    Proceeds from sale-leaseback                                                        2,446               -
    Purchase of short-term investments                                                      -            (491)
    Sale/maturity of short-term investments                                                 -           2,139
    Collection of note receivable                                                         250               -
    Payments to acquire companies, net of cash acquired                                (3,701)         (2,644)
                                                                                --------------  --------------

                  Net cash used in investing activities                                (1,911)         (1,801)
                                                                                --------------  --------------

Cash flows from financing activities:
    Proceeds from issuance of bank debt                                                 1,544           2,875
    Repayment of bank debt                                                             (4,670)           (270)
    Payment of capital lease obligations                                                  (90)            (69)
    Preferred stock issuance                                                           13,980               -
    Common stock issuance                                                               4,896              29
    Preferred stock dividends                                                              (3)              -
                                                                                --------------  --------------

                  Net cash provided by financing activities                            15,657           2,565
                                                                                --------------  --------------

    Effect of exchange rate changes on cash and cash equivalents                          (28)            (42)
                                                                                --------------  --------------

                  Increase in cash and cash equivalents                                11,254             621

Cash and cash equivalents, beginning of year                                            2,011           1,390
                                                                                --------------  --------------

Cash and cash equivalents, end of year                                          $      13,265   $       2,011
                                                                                ==============  ==============

                                   (Continued)

                         NETGURU, INC. AND SUBSIDIARIES

                                                                                     2000            1999
                                                                                --------------  --------------

Supplemental  cash flow information:
    Amounts paid for:
      Interest                                                                  $         663   $         273
      Income taxes                                                                        272             276

Supplemental disclosure of non-cash investing and financing activities:
    Acquisition of equipment under capital lease obligations                    $           4   $         635
    Note receivable from sale of property                                                 250               -
    Issuance of common stock, warrants and options in connection with
      acquisitions                                                                      2,974               -
    Note payable issued in connection with acquisition                                    600               -
    Conversion of preferred stock                                                           4               -
    Common shares issued as preferred stock dividend                                       42               -
    Unrealized gain on investments                                                          -               2

Acquisitions:
    Fair value of assets acquired, net of cash                                  $       8,333   $       3,108
    Liabilities assumed                                                                (1,058)           (464)
                                                                                --------------  --------------

    Net assets acquired                                                                 7,275           2,644
    Less: non-cash consideration given                                                 (3,574)              -
                                                                                --------------  --------------

    Payments to acquire companies, net of cash acquired                         $       3,701   $       2,644
                                                                                ==============  ==============

See accompanying notes to consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION

       The company was incorporated in 1981 in the state of New Jersey and reincorporated in the state of Delaware in 1996 under the name Research Engineers, Inc. Effective February 25, 2000 the name of the company was changed to netGuru, Inc. (the "Company" or "netGuru"). The Company is an integrated Internet technology and services company providing Internet-based information technology ("IT") services, Internet and PC-based engineering software products, and internet content and commerce through special interest portals.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of netGuru, Inc. and its wholly-owned subsidiaries. All significant transactions among the consolidated entities have been eliminated upon consolidation.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At March 31, 2000, management believes that the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its long-term debt and capital lease obligations approximate their fair value as the interest rates approximate a rate that the Company could obtain under similar terms at the balance sheet date.

       FOREIGN CURRENCY TRANSLATION

       The financial position and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at each year-end. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations and are not material for fiscal 2000 and 1999.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

       SHORT-TERM INVESTMENTS

       The Company's short-term investments have historically consisted of United States government agency securities, classified as held-to-maturity, and common stock marketable equity securities, certificates of deposit and mutual funds, classified as available-for-sale. In accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, investments classified as available-for-sale have been recorded at fair value and investments classified as held-to-maturity are reported at amortized cost. The Company had no short term investment balances at March 31, 2000. As such, there are no unrealized gains or losses on investments classified as available-for-sale recorded in accumulated other comprehensive income
       (loss) as of March 31, 2000. All realized gains and losses are computed on the specific identification basis.

       DEPOSITS

       Deposits at March 31, 2000 comprise amounts forwarded by the Company and its subsidiary in India towards the acquisition of Interra Global Limited and towards the licensing and infrastructure necessary to commence business within India as an Internet service provider. This acquisition was completed in May 2000 (see Note 12).

       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

                 Building                                    39 years
                 Computer equipment                          5 years
                 Computer software                           3 years
                 Office equipment and furniture              3-7 years

       Assets held subject to capital lease agreements and leasehold improvements are amortized over the lesser of the life of the asset or the term of the lease but not in excess of 5 years.

       GOODWILL

       The Company amortizes costs in excess of the fair value of net assets of businesses acquired ("Goodwill") using the straight-line method over the estimated useful lives of the businesses acquired, usually a period of 5-15 years. Goodwill amortization was $795,000 and $362,000 for the years ended March 31, 2000 and 1999, respectively.

       IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       The Company applies the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain identifiable intangibles (including Goodwill) be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       asset to future net undiscounted cashflows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

       SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

       The Company capitalizes costs related to the development of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. As of March 31, 2000, capitalized costs of approximately $399,000, net of accumulated amortization, were included in other assets. Approximately $130,000 of this amount represents the cost of software developed by third parties on behalf of the Company. The remaining $269,000 represents purchased technology. Additions to capitalized software were $60,000 and $116,000 during fiscal 2000 and 1999, respectively.

       Capitalized software development costs and purchased technology are amortized using the straight-line method over three to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to operations was approximately $337,000 and $329,000 for the years ended March 31, 2000 and 1999, respectively. Accumulated amortization on capitalized software was $934,000 and $601,000 as of March 31, 2000 and 1999, respectively.

       REVENUE RECOGNITION

       The Company recognizes revenue when it is realized or realizable and earned. The Company's revenues arise from the following segments:
       Information Technology ("IT") services; software sales, maintenance and services; and Internet, e-commerce, digital media products and services.

       Revenue from providing IT services is primarily recognized on a time and material basis as services are performed. Certain IT services contracts are fixed cost type contracts for which revenue is recognized upon achieving certain milestones.

       Revenue from software sales is recognized upon shipment, provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. The Company's sales do not provide a specific right of return. At the time of sale, the Company typically provides 120-day initial maintenance and support to the customer. Costs relating to this initial 120-day support period, which include primarily telephone support, are not considered material. After the initial support period, customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and the right to purchase upgrades at a discounted price. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

       Revenues from products and services sold via Internet portals and travel services are recognized net of purchase costs when the products and services are delivered and collectibility is certain.

       In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION, which superseded SOP 91-1. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       fair values of each element. The Company adopted SOP 97-2 in the first quarter of fiscal 1999, the implementation of which resulted in no material changes to the Company's previous practice. In 1998 the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN Transactions, which modifies SOP 97-2 to allow for use of the residual method of revenue recognition provided that certain criteria have been met. The Company adopted SOP 98-9 in the first quarter of fiscal 2000, the implementation of which resulted in no material changes to the Company's previous practice.

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

       NET LOSS PER SHARE

       Basic Earnings Per Share ("EPS") is calculated by dividing net income
       (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. See Note 11 "Loss Per Share" for computation of EPS. On February 7, 2000, the Company effected a 2-for-1 split of its common stock. All share and per share amounts have been adjusted to reflect this split.

       COMPREHENSIVE INCOME (LOSS)

       As of April 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires changes in unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss).

       STOCK-BASED COMPENSATION

       The Company has implemented SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. As permitted by SFAS No. 123, the Company continues to follow the guidance of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Consequently, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date. The Company has issued certain stock options with a grant price below the market value at the grant date. The Company recognizes compensation expense on these grants over the vesting period, generally three to four years. As required by SFAS No. 123, the Company discloses in Note 5 "Stockholders' Equity" the pro forma effect on operations, as if compensation costs were recorded at the estimated fair value of the stock options granted.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

       RECENT ACCOUNTING DEVELOPMENTS

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is required to adopt the statement, as amended by SFAS 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, in the first quarter of fiscal year 2002. The Company is currently studying the impact of this pronouncement on its consolidated financial statements and results of operations. At this time, the Company is unable to assess the impact of adopting SFAS 133.

       In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" and in March 2000, the SEC staff issued Staff Accounting Bulleting No. 101 A "Implementation Issues Related to SAB 101." These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of these pronouncements are effective for the Company commencing with the first quarter of fiscal 2001. Management is in the process of analyzing the implications of these bulletins and does not believe the adoption will have a material impact on the Company's consolidated financial position or results of operations.

       RECLASSIFICATIONS

       Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.

(2)    ACQUISITIONS

       The Company has consummated a number of acquisitions during the fiscal years ended March 31, 2000 and 1999. Except for the PacSoft acquisition discussed below, all acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired assets and assumed liabilities have been included in the consolidated financial statements subsequent to effective dates of the respective acquisitions. All assets acquired and liabilities assumed, except for those of PacSoft, were recorded at their estimated fair market values at the date of acquisition in the consolidated balance sheet. Any options and warrants issued in these transactions were valued using the Black-Scholes model.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       NET GURU SYSTEMS, INC. AND NET GURU CONSULTING, INC.

       Effective September 14, 1999, the Company acquired 80% of the outstanding capital stock of NetGuru Systems, Inc. and NetGuru Consulting, Inc. (collectively, "NetGuru Systems"). Pursuant to the terms of the agreement, the Company purchased the remaining 20% interest on December 15, 1999. NetGuru Systems is a provider of IT services headquartered in Waltham, Massachusetts. The aggregate purchase, including acquisition costs, was approximately $6,255,000 which was paid in a combination of cash, a promissory note, 341,270 shares of the Company's common stock and warrants to purchase 70,000 shares of the Company's common stock at $4.71 per share.

       The promissory note, amounting to $600,000, is payable one year from the closing date and bears interest at 8.5%. The cash portion of the purchase price was obtained through the issuance of 371,429 shares of the Company's newly created Series B 5% Convertible Preferred Stock and warrants to purchase 100,000 shares of the Company's common stock to two investors in a private transaction not involving a public offering. The preferred stock accrued dividends on a cumulative basis and was convertible to shares of common stock at the option of the holder. Prior to March 31, 2000, all of the preferred shares were converted into 578,372 shares of common stock. Preferred dividends accrued through the conversion date were paid in a combination of 1,532 common shares and approximately $1,800 cash.

       In determining the purchase price for NetGuru Systems, the Company took into account the value of companies of similar industry and size, comparable transactions and the market for such companies. The acquisition was accounted for using the purchase method of accounting and, as such, all assets acquired and liabilities assumed were recorded at their estimated fair market values at the date of acquisition. The purchase price allocation (including acquisition costs of $677,000) is summarized as follows (in thousands):

                Current assets, including cash of $300        $         1,307
                Property and equipment                                     75
                Goodwill                                                5,908
                Current liabilities                                    (1,033)
                Capital lease obligations                                  (2)
                                                              ================
                                                              $         6,255
                                                              ================

       Goodwill recorded as a result of this acquisition is being amortized over fifteen years.

       R-CUBE TECHNOLOGIES, INC.

       On February 26, 1999, the Company acquired all of the outstanding common stock of R-Cube Technologies, Inc. (R-Cube), an established provider of IT services, for $2,320,000 in cash. The funds used for the acquisition were provided by a new bank credit agreement (see Note 4). The Company incurred approximately $283,000 in related acquisition costs.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The purchase price allocation for the acquisition of R-Cube is summarized as follows (in thousands):

                Current assets, including cash of $263        $           809
                Property and equipment                                     21
                Other non-current assets                                    2
                Goodwill                                                2,279
                Current liabilities                                      (464)
                                                              ----------------
                                                              $         2,647
                                                              ================

       Goodwill recorded as a result of this acquisition is being amortized over fifteen years.

       E-DESTINATIONS, INC.

       On January 31, 2000, the Company, acquired all of the outstanding stock of e-Destinations, Inc. ("e-Destinations"), an online travel agency targeting Asia/Pacific countries, for 60,000 shares of the Company's common stock and options to purchase an additional 100,000 shares of common stock at $10.46 per share. The purchase price allocation (including acquisition costs of $21,000) is summarized as follows (in thousands):

                Current assets, including cash of $16         $           105
                Other assets                                               34
                Goodwill                                                1,048
                Current liabilities                                       (22)
                                                              ----------------
                                                              $         1,165
                                                              ================

       Goodwill recorded as a result of this acquisition is being amortized over five years.

       PACSOFT INCORPORATED

       On March 31, 1999, the Company acquired all of the outstanding stock of PacSoft Incorporated ("PacSoft"), a developer of engineering software products and integration tools for the engineering industry, in exchange for 100,000 shares of the Company's common stock. This acquisition has been accounted for using the pooling of interests method of accounting for business combinations. As the acquisition was immaterial, the Company has not presented the separate historical results of PacSoft. Accordingly, the Company's consolidated financial statements for the year ended March 31, 1999 were restated to include the historical results of operations of PacSoft for that period.

       TECHNA CONSULTANCY PRIVATE LIMITED

       On October 1, 1998, the Company, through its subsidiary in India, acquired Techna Consultancy Private Limited ("Techna"), a software developer and consultant. The purchase price of $254,000 in cash primarily related to an agreement not to compete and the assumption of an employee base. The purchase price was allocated to intangible assets, which is being amortized on a straight-line basis over five years.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       PRO FORMA DISCLOSURES

       The Company's fiscal 2000 consolidated financial statements include 6.5 months of operations of Net Guru Systems. The Company's fiscal 1999 consolidated financial statements include one month of operations of R-Cube. The following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company, R-Cube and NetGuru Systems as if the acquisitions had occurred as of April 1, 1999 and 1998, respectively, giving effect to purchase accounting adjustments.

                                          FOR THE PRO FORMA YEAR ENDED MARCH 31,
                                          --------------------------------------
                                                 2000                 1999
                                          ------------------   -----------------
                                                        (unaudited)

              Net revenues                $          23,859    $         20,649
              Net loss                    $          (1,127)   $           (658)
              Basic loss per share        $           (0.11)   $          (0.07)
              Diluted loss per share      $           (0.11)   $          (0.07)

       The pro forma amounts reflect the results of operations for the Company including NetGuru Systems, R-Cube and the following purchase accounting adjustments for the periods presented:

              o Amortization of goodwill, straight-line, over a useful life of 15 years;
              o The addition of interest expense on debt incurred to finance the acquisitions (8.5% on the promissory note related to NetGuru Systems and 10.75% on credit line borrowings related to R-Cube);
              o    Estimated income tax effect on the pro forma adjustments;
              o Estimated income tax effect on NetGuru Systems historical financial results (prior to the acquisition NetGuru Systems was an "S" Corporation and as such had not reported income tax expense in their financial statements); and
              o The 20% minority interest in the earnings of NetGuru Systems through the date of the second acquisition closing.

       The pro forma loss per share data is based on the Company's weighted average number of common shares during fiscal 2000 and 1999 and the addition of the 341,270 common shares issued as part of the acquisition. The loss per share calculation was adjusted to include the effect of cumulative dividends on 371,429 shares of Series B 5% Convertible Preferred Stock issued as part of financing the acquisition. The unaudited pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had R-Cube and Net Guru Systems operated as part of the Company for the fiscal years ended March 31, 2000 and 1999, nor are they indicative of future operating results.

       The historical results of PacSoft have been merged into the historical results of the Company in accordance with its treatment as a pooling of interests and thus these results have been included in the above pro forma numbers. Pro forma disclosures have not been provided for the e-Destinations and Techna acquisitions as they would not have significantly changed the above noted proforma disclosures for fiscal years ended March 31, 2000 and 1999.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment, at cost, as of March 31, 2000 consists of the following (in thousands):

                Land                                         $              25
                Building                                                   301
                Office and computer equipment, software
                    and furniture                                        3,291
                Assets under capital lease                                 648
                                                             ------------------

                                                                         4,265

                Accumulated depreciation                                (1,694)
                                                             ------------------
                Net property, plant and equipment            $           2,571
                                                             ==================

       On December 15, 1999 the Company consummated a sale and leaseback transaction involving its Yorba Linda, California facility. The gross selling price of the property was $3,200,000, $1,689,000 of which was utilized to pay off the balance of the mortgage on the property. The Company received approximately $1,017,000 in cash proceeds, net of transaction costs, and a $250,000 short term note receivable for the sale of the property (payment on note was received prior to March 31, 2000). The proceeds were used to purchase the remaining 20% of NetGuru Systems in December and for operating purposes. Concurrent with the sale, the Company entered into a fifteen year operating lease on the facility (see
       Note 8). The net book value of the land and building and the related mortgage have been removed from the Company's consolidated balance sheet and the lease payments are being charged to expense as incurred. The gain on the sale transaction of $1,047,000 has been deferred and is being recognized over the period of the lease as a reduction in lease expense.


(4)    LINE OF CREDIT AND LONG-TERM DEBT

       Long-term debt consists of the following at March 31, 2000 (in thousands):

       Term loan from a bank in India, bearing interest at
          3.5% over the bank's medium term prime rate
          (for an effective rate of 17.0% at March 31,
          2000) payable monthly, principal due in
          quarterly installments beginning June 2000 and
          ending March 2005, secured by substantially all
          of the Company's assets located in India and
          guaranteed by a major shareholder                  $           1,605

       Capital lease obligations maturing at dates ranging
          from October, 2001 to November, 2003, secured
          by the leased assets                                             481

       Note payable, bearing interest at 8.5%,
          principal and interest due at maturity of
          September 14, 2000                                               600

       Other                                                                95
                                                             ------------------
               Total                                                     2,781
               Less current portion                                      1,093
                                                             ------------------

                                                             $           1,688
                                                             ==================

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       In February 1999, the Company obtained a $2,320,000 revolving line of credit (LOC), bearing interest at 3.0% over the bank's prime rate and maturing September 2000, primarily to finance the acquisition of R-Cube. As of March 31, 1999, the Company had fully utilized available borrowings under the LOC. During fiscal year 2000, the Company repaid the entire balance. The Company has available borrowings under this LOC of $2,320,000 at March 31, 2000. Any outstanding borrowings under the LOC would be secured by substantially all of the assets of the Company.

       The LOC and the term loan contain certain restrictive covenants, all of which have either been complied with or a waiver has been obtained at March 31, 2000, except that the waiver for the term loan contains a restriction on the Company's use of cash in the amount of approximately $1,300,000. This restriction is applicable until the Company registers its additional equity investment in its India subsidiary with the Indian government.

       The long-term debt matures in each of the following years ending March 31 (in thousands):

                 2001                  $          1,093
                 2002                               491
                 2003                               453
                 2004                               423
                 2005                               321
                                       -----------------

                                       $          2,781
                                       =================


 (5)   STOCKHOLDERS' EQUITY

       PRIVATE PLACEMENTS OF PREFERRED STOCK

       In September 1999, the Company issued 371,429 shares of the Company's newly created Series B 5% Convertible Preferred Stock and warrants to purchase 100,000 shares of the Company's common stock to two investors in a private transaction not involving a public offering. This was used to complete the cash portion of the purchase price of NetGuru Systems. The preferred stock accrued dividends on a cumulative basis and was convertible to shares of common stock at the option of the holder. Prior to March 31, 2000, all of the preferred shares were converted into 578,372 shares of common stock. Preferred dividends accrued through the conversion date were paid in a combination of 1,532 common shares and approximately $1,800 cash.

       In March 2000, the Company issued 12,000 shares of Series B 5% Cumulative Convertible Preferred Stock and warrants to purchase 102,000 shares of the Company's common stock for approximately $11,380,000, net of offering costs, in a private transaction not involving a public offering. The preferred stock accrues dividends on a cumulative basis and is convertible to shares of common stock at the option of the holder, at a conversion rate based on a defined calculation of average market price for the Company's common stock surrounding the date of conversion, not to exceed $28.50 per share. Each warrant is convertible into one share of common stock at an exercise price of $28.50 per share. Of the total warrants issued, 90,000 warrants expire March 2005 and 12,000 warrants expire March 2003.

       In connection with the acquisition of NetGuru Systems discussed above, the Company issued warrants to purchase 170,000 shares of the Company's

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       common stock. Each warrant is convertible into one share of common stock. Of the total warrants issued, 100,000 warrants are convertible at an exercise price of $4.85 per share and 70,000 warrants are convertible at $4.71 per share. Through March 31, 2000, 55,000 of these warrants had been converted into common stock. In April 2000, 80,000 warrants were converted to common stock. The remaining 35,000 warrants expire between September 2002 and September 2004.

       WARRANTS

       In December 1999, warrants to purchase 260,000 shares of common stock, originally issued in 1996 at an exercise price of $3.00 per share, were exercised for $780,000. In consideration for the holder's decision to exercise these warrants for cash rather than via a cashless exercise, warrants to purchase an additional 260,000 shares of common stock were issued at an exercise price of $13.44 per share. In February 2000, these additional shares were exercised for approximately $3,494,000. In consideration for the holder's decision to exercise these warrants for cash rather than via a cashless exercise, warrants to purchase an additional 200,000 shares of common stock were issued at an exercise price of $38.00 per share. These warrants expire February 2005.

       The following table summarizes the warrant activity (in thousands, except dollar amounts):

                                                                  Weighted
                                               Number of           average
                                               warrants         exercise price
                                           ------------------  -----------------
       Outstanding at April 1, 1998               260          $     3.00
                                           ------------------

       Issued                                      -                  -
                                           ------------------

       Outstanding at March 31, 1999              260          $     3.00
       Issued                                     732          $    20.24
       Exercised                                 (575)         $     7.90
                                           ------------------

       Outstanding at March 31,  2000             417          $    26.53
                                           ==================


       STOCK OPTION PLANS

       The Company has adopted the following employee stock option plans:

                                                                                                 SHARES
                                                        ADOPTED            TERMINATES          AUTHORIZED
                                                   ------------------   -----------------   ----------------
           Research Engineers, Inc. 1998 Stock
               Option Plan (the "1998 Plan")         December 1998        November 2008        1,000,000
           Research Engineers, Inc. 1997 Stock
               Option Plan (the "1997 Plan")         February 1997        February 2007          600,000
           Research Engineers, Inc. 1996 Stock
               Option Plan (the "1996 Plan")           April 1996           April 2006           588,000


       Each plan provides for the granting of shares as either Incentive Stock Options (ISOs) or Non-Qualified Stock Options (NQOs). Options under all plans generally vest over 3 years, though the vesting periods may vary from person to person, and are exercisable subject to continued employment and other conditions. As of March 31, 2000, there were 2,000 options available for grant and 217,000 options exercisable under the 1998 Plan, 26,000 options available for grant and 287,000 options exercisable under the 1997 Plan, and 19,000 options available for grant and 376,000 options exercisable under the 1996 Plan.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       During fiscal 2000, the Company granted 100,000 stock options outside of the above described plans, pursuant to the e-Destination acquisition (see Note 2). These options vest over a period of ten years, with an exercise price of $10.46.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The following is a summary of activity related to all outstanding stock options (number of shares in thousands):

                                                                    WEIGHTED
                                                                     AVERAGE
                                                                    EXERCISE
                                                     NUMBER OF      PRICE PER
                                                      SHARES         OPTION
                                                   ------------  --------------
                Outstanding at April 1, 1998            976          $1.41
                Granted                                 758           1.54
                Exercised                               (21)          1.40
                Forfeited                               (30)          1.42
                                                   ------------
                Outstanding at March 31, 1999         1,683           1.43
                Granted                                 613           5.54
                Exercised                              (227)          1.57
                Forfeited                               (83)          1.45
                                                   ------------
                Outstanding at March 31, 2000         1,986          $2.30
                                                   ============


       As discussed in Note 1, the Company accounts for its stock options issued to employees based on the intrinsic value of a grant as of the date of the grant in accordance with APB No. 25. Generally, the Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date. The Company has issued certain stock options with a grant price below the market value at the grant date. Compensation expense on these grants is recognized over the vesting period, generally three to four years. Compensation expense recognized in the Company's consolidated financial statements for these grants for fiscal 2000 was $61,000 as compared to none in fiscal 1999.

       As required by SFAS No. 123, the Company discloses below the pro forma and assumption information for stock options using the fair value method (dollars in thousands, except amounts per share):

              For the fiscal years ended March 31,                 2000                 1999
                                                             ------------------   -----------------

              Net loss - as reported                         $          (1,355)   $           (520)
              Net loss - pro forma                                      (2,046)               (852)
                                                             ==================   =================
              Basic net loss per share -
                  as reported                                $           (0.12)   $          (0.05)
                   pro forma                                             (0.17)              (0.07)
              Diluted net loss per share -
                   as reported                                           (0.12)              (0.05)
                   pro forma                                             (0.17)              (0.07)
                                                             ==================   =================
              Weighted average fair value of options
                  granted                                    $            4.14    $           1.51
                                                             ==================   =================
              Black-Scholes option pricing model assumptions:
                       Dividend yield                                       --                  --
                       Expected volatility                                 93%                 63%
                       Risk-free interest rate                            6.72%               4.53%
                       Expected option lives (in years)                    5                    5

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       At March 31, 2000, the range of exercise prices and the weighted average remaining contractual life of outstanding options were $1.32 - $21.68 and
       8.2 years, respectively.


(6)    RELATED PARTY TRANSACTIONS

       In September 1999, the Company issued a $600,000 promissory note payable to the previous owner of NetGuru Systems to satisfy a portion of the purchase price of NetGuru Systems. As of March 31, 2000, this individual was still employed by the Company, however, as of the date of this report he was not. The note is included in current portion of long-term debt on the consolidated balance sheet (see Note 4). The Company has a note receivable from the same individual in the amount of $164,000. This note relates to payments made by the Company to third parties on behalf of the individual as part of the acquisition. The note is included in notes and related party loans receivable on the consolidated balance sheet. In June 2000, both of these notes were settled.

       The Company provides digital media production services to Ruby Pictures, Inc. ("Ruby"). Ruby is a movie production house owned and operated by the Purabi Das Foundation, Inc., a charitable organization founded by Amrit Das, Chairman and CEO of the Company. The Company has recognized $324,000 in revenue for the fiscal year ended March 31, 2000 related to these services and has a receivable balance due from Ruby of $284,000 at March 31, 2000.

       In March 2000, the Company's Indian subsidiary provided an interest-free loan in the amount of $229,000 to Anup Das, a director of such subsidiary and brother of Amrit Das, the Company's Chairman and Chief Executive Officer. This loan was originated to facilitate the Company's investment in Interra Global Limited, an Indian company which has obtained the rights to operate as an Internet service provider within India, and was scheduled to be repaid upon consummation of such investment. The loan is included in notes and related party loans receivable on the consolidated balance sheet.


 (7)   RETIREMENT PLAN

       The Company and certain of its subsidiaries have adopted qualified cash or deferred 401(k) retirement savings plans. These plans cover all employees of such entities who have attained age 21. The respective entities make matching contributions to these plans of 25% to 100% of the employees' elective contributions up to a maximum of 6% to 10% of compensation. For the years ended March 31, 2000 and 1999, Company contributions to these retirement plans were $144,000 and $105,000, respectively. Certain of the Company's subsidiaries have similar plans, however, the Company does not match contributions to these plans.


(8)    COMMITMENTS AND CONTINGENCIES

       The Company leases certain facilities and equipment under noncancelable operating leases. The facility leases include options to extend the lease terms and provisions for payment of property taxes, insurance and maintenance expenses.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       At March 31, 2000, future minimum annual rental commitments under these lease obligations were as follows (in thousands):

                     Year ending March 31:
                         2001                               $            717
                         2002                                            664
                         2003                                            588
                         2004                                            508
                         2005                                            357
                         Thereafter                                    3,081
                                                            -----------------

                                                            $          5,915
                                                            =================


       Rent expense was $459,000 and $325,000 for the years ended March 31, 2000 and 1999, respectively.

       On March 24, 2000, Video Pioneers Corporation ("VPC") initiated an action against the Company alleging breach of contract, conversion, and interference with economic advantage, constructive and actual fraud, trade secret misappropriation and breach of promise. VPC alleges that the Company failed to pay amounts due for its services, obtained materials and information by fraud and conversion, interfered with its prospective business relationships and used its confidential information and vendors for improper purposes. VPC claims damages in excess of $1,000,000. The Company has filed its answer to this complaint denying all charges and has filed a cross-complaint. Management does not believe the resolution of this matter will have a material effect on the Company's results of operations or financial condition.

       The Company is a party to various other litigation arising in the normal course of business. Management believes the disposition of these matters will not have a material adverse effect on the Company's results of operations or financial condition.


(9)    INCOME TAXES

       The components of income (loss) before income taxes are as follows for the year ended March 31, (in thousands):

                                                       2000             1999
                                                  -------------    -------------

                        United States             $     (1,897)    $       (981)
                        Foreign                            (38)             390
                                                  -------------    =============
                          Total                         (1,935)            (591)
                                                  =============    =============


       The provision (benefit) for income taxes is comprised of the following for the year ended March 31, (in thousands):

                                                       2000            1999
                                                  -------------    -------------
                    Current:
                        Federal                   $          -     $          -
                        State                                -                2
                        Foreign                             46              212
                                                  -------------    -------------
                                                            46              214
                    Deferred:
                        Federal                           (445)            (295)
                        State                             (183)              14
                        Foreign                             (5)              (4)
                                                  -------------    -------------
                                                          (633)            (285)
                                                  -------------    -------------
                          Total                   $       (587)    $        (71)
                                                  =============    =============

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before income taxes as follows for the year ended March 31, (in thousands):

                                                      2000             1999
                                                  -------------    -------------

            Income tax benefit at statutory rate  $       (658)    $       (201)
            State taxes, net of federal benefits          (121)               7
            Foreign income tax rate differential            59               90
            Return to provision adjustments                 59              (15)
            Change in valuation allowance                   11               60
            Research and development credits               (25)             (17)
            Nondeductible amortization                      72               --
            Other                                           16                5
                                                  -------------    -------------
                  Total                           $       (587)    $        (71)
                                                  =============    =============

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences at March 31, 2000 are as follows (in thousands):


              Deferred tax assets:
                  Accrued vacation                             $            114
                  Allowance for doubtful accounts                            84
                  Amortization of intangibles                               272
                  Maintenance revenue                                        72
                   Net operating loss carryforwards                         571
                   Foreign tax credit carryforwards                         102
                   Research and development credit
                      carryforwards                                         104
                   Gain on sale of property                                 409
                   Other                                                      2
                                                               -----------------

                         Total deferred tax assets                        1,730

                         Less: valuation allowance                          (71)
                                                               -----------------

                         Net deferred tax assets                          1,659
                                                               -----------------

              Deferred tax liabilities:
                  Depreciation                                             (107)
                  Cash to accrual adjustment                               (120)
                                                               -----------------

                         Total deferred tax liabilities                    (227)
                                                               -----------------

                         Net deferred tax assets               $          1,432
                                                               =================


       During fiscal 2000, the Company added approximately $48,000 of deferred tax assets as part of the acquisition of NetGuru Systems (see Note 2).

       At March 31, 2000 the Company had tax net operating loss carryforwards of $1,546,000 for federal and $773,000 for state income tax purposes, which expire at varying dates beginning in 2019 and 2004, respectively. In addition, the Company has, for federal income tax purposes, $65,000 of research and development credit carryforwards and $102,000 of foreign tax credit carryforwards, which expire at varying dates beginning in 2013 and 2003, respectively. Additionally, the Company has, for state income tax purposes, $39,000 of research and development credit, which carries forward indefinitely.

       In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of March 31, 2000, the Company had provided a valuation allowance of $71,000 to reduce the net deferred tax assets due to the potential expiration of certain foreign tax credit carryforwards prior to their utilization.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Undistributed earnings of certain of the Company's foreign subsidiaries in the cumulative amount of $1,027,000 are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.


(10)   SEGMENT AND GEOGRAPHIC DATA

       The Company is an integrated Internet technology and services company operating in three primary business segments; 1) IT services; 2) engineering software products, maintenance and services; and 3) Internet content, e-commerce, digital media products and services. The Company has provided computer-aided engineering software solutions to customers for over 18 years. During the past 15 years, the Company has supported the engineering software business with India-based software programming and IT resources. With the acquisitions of R-Cube in February 1999 and NetGuru Systems in September 1999, the Company further expanded its IT resources and capabilities and its presence in the IT services industry, providing expertise in data-mining and embedded technologies to Internet/Intranet design and communications. With the Company's experience in India and understanding of the global Indian community, it began offering online Internet portal services in 1999. The Company continues to provide digital media services, including computer animation, and has used this expertise to enhance content provided in its Internet portal offerings. The following are significant components of worldwide operations by reportable operating segment:


                                                    FOR THE YEAR ENDED MARCH 31
                                                  ------------------------------
                                                       2000            1999
                                                  -------------    -------------
                                                          (IN THOUSANDS)
                           NET REVENUE
                IT services                       $     10,512     $        435
                Software sales, maintenance and
                  services                               8,953           10,310
                Internet, e-commerce and digital
                     media products and services           471                -
                                                  -------------    -------------

                         Consolidated             $     19,936     $     10,745
                                                  =============    =============

                     OPERATING (LOSS)/INCOME
                IT services                       $      1,102     $         86
                Software sales, maintenance and
                  services                              (1,609)            (536)
                Internet, e-commerce and digital
                    media products and services         (1,046)               -
                                                  -------------    -------------

                         Consolidated             $     (1,553)    $       (450)
                                                  =============    =============

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                    FOR THE YEAR ENDED MARCH 31
                                                  ------------------------------
                                                       2000            1999
                                                  -------------    -------------
                                                          (IN THOUSANDS)

                           NET REVENUE
                United States                     $     14,169     $      4,805
                The Americas (other than U.S.)             628              994
                Europe                                   3,255            3,161
                Asia-Pacific                             1,884            1,785
                                                  -------------    -------------

                         Consolidated             $     19,936     $     10,745
                                                  =============    =============

                          EXPORT SALES
                United States                     $      1,590     $      2,085
                                                  =============    =============


                       LONG-LIVED ASSETS
                United States                     $     10,629     $      6,106
                Europe                                     473              662
                Asia-Pacific                             1,675            1,380
                                                  =============    =============

                         Consolidated             $     12,777     $      8,148
                                                  =============    =============


(11)   LOSS PER SHARE

       The following table illustrates the computation of basic and diluted net loss per share for the years ended March 31, (in thousands):


                                                       2000            1999
                                                  -------------    -------------
            Numerator:
            Net loss                              $     (1,355)    $       (520)
            Cumulative preferred stock dividends           (39)               -
                                                  -------------    -------------

            Numerator for basic and diluted net
               loss per share                           (1,394)            (520)
                                                  =============    =============

            Denominator:
            Denominator for basic net loss per
               share - average number of common
               shares outstanding during the year       11,980           11,462
            Incremental common shares attributable
               to exercise of outstanding options
               and warrants                                  -                -
                                                  -------------    -------------

            Denominator for diluted net loss
               per share                                11,980           11,462
                                                  =============    =============

            Basic net loss per share              $      (0.12)    $      (0.05)
                                                  =============    =============

            Diluted net loss per share            $      (0.12)    $      (0.05)
                                                  =============    =============

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Options, warrants and other common stock equivalents amounting to 1,789,000 and 519,000 potential common shares were excluded from the computation of diluted EPS for fiscal 2000 and 1999, respectively, because the Company reported a net loss and, therefore, the effect would be antidilutive. Warrants to purchase an additional 260,000 shares of common stock were also not included in the computation of diluted EPS for 1999 because their exercise price was greater than the average market price of the common shares and therefore would be antidilutive.


(12)   SUBSEQUENT EVENTS

       In April 2000, the Company acquired all of the outstanding stock of Allegria Software, Inc. ("Allegria") for approximately $1,500,000 in cash and 13,000 shares of the Company's common stock. Allegria is a developer of internet-based document management and collaborative tools for engineering and manufacturing companies. The technology acquired will be used in the development of the Company's special interest portal targeting the engineering, architectural and manufacturing communities. The acquisition will be accounted for as a purchase.

       In April 2000, the Company signed a letter of intent to acquire a 30% share in Vital Communications Ltd. for approximately $2,100,000. Vital Communications provides and markets ISP services and e-commerce solutions within India. Vital Communications'services and customer base will be utilized in the development of the Company's ISP business. The investment will be accounted for using the equity method.

       In May 2000, the Company acquired a 49% interest in India-based Interra Global Limited, an Internet service provider, for approximately $242,000. The remaining 51% interest in Interra Global Limited was owned by NetGuru India Private Limited, a private company co-owned by Anup Das (brother of Amrit Das, CEO of the Company) and his wife. In May 2000, the Company's wholly-owned subsidiary in India acquired a 49% interest in NetGuru India Private Limited for approximately $225,000. Effective May 29, 2000, as a result of these two acquisitions, the Company now owns a total of 74% interest in Interra Global Limited. The acquisition will be accounted for as a purchase.

       On June 22, 2000, the Company closed a private equity financing to issue to two investors, in a private transaction not involving a public offering, 200,000 shares of the Company's common stock for approximately $3,000,000, net of certain commissions and offering costs. In connection with this private placement, the Company issued warrants to purchase an aggregate of 60,000 shares of the Company's common stock to the two investors. The warrants are convertible into common stock at an exercise price of $19.00 per share and expire in June 2005. In addition, the Company issued a warrant to purchase 3,300 shares of the Company's common stock to a third party in connection with this transaction. This warrant is convertible into common stock at an exercise price equal to 125% of an average of the lowest 5 closing bid prices of the common stock recorded on the Nasdaq National market during the relevant trading period pursuant to the warrant agreement and expires in June 2003.

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------

  2.1 Amended and Restated Stock Purchase Agreement, without exhibits and schedules, dated as of September 14, 1999, among the registrant, NetGuru Systems, Inc., NetGuru Consulting, Inc. and Bharat Manglani.*****

  2.2 Earn-Out Agreement dated as of September 14, 1999, between the registrant and Bharat Manglani.*****

  2.3 Registration Rights Agreement dated as of September 14, 1999, between the registrant and Bharat Manglani.*****

  2.4 Securities Purchase Agreement, without exhibits and schedules, dated as of September 14, 1999, between the registrant and The Shaar Fund Ltd.*****

  2.5 Registration Rights Agreement, dated as of September 14, 1999, beween the registrant and The Shaar Fund Ltd.*****

  2.6 Securities Purchase Agreement, without exhibits and schedules, dated as of September 14, 1999, between the registrant and Triton Private Equities Fund, L.P.*****

  2.7 Registration Rights Agreement dated as of September 14, 1999, between the registrant and Triton Private Equities Fund, L.P.*****

  2.8 Stock Purchase Agreement dated as of January 18, 1999, among the registrant, R-Cube Technologies, Inc. and Krishna P. Reedy.****

  2.9 Stock Purchase Agreement dated as of January 18, 1999, among the registrant, R-Cube Technologies, Inc. and Prakash Rao Pokala.****

  2.10 Stock Purchase Agreement dated as of January 18, 1999, among the registrant, R-Cube Technologies, Inc. and Srinivasa Reddy Malireddy.****

  2.11 Securities Purchase Agreement dated March 8, 2000 between the registrant, Elliott Associates, L.P. and Westgate International, L.P.

  2.12 Exchange Agreement dated March 30, 2000 between the registrant, Elliott Associates, L.P. and Westgate International, L.P.

  2.13 Stock Purchase Agreement dated March 27, 2000 between the registrant, Allegria Software, Inc. and GRAL, Inc.

  2.14 Stock Purchase Agreement dated January 31, 2000 between the registrant, e-Destinations, Inc., Vinod Bhindi, Dhanesh Bhindi, Rekesh Kapoor and Jayent Bhindi.

  2.15 Agreement for Sale of Shares dated May 29, 2000 between Anup Das and NetGuru India Pvt. Ltd.

  2.16 Agreement Cum Guarantee dated May 29, 2000 between the registrant and NetGuru India Pvt. Ltd.

  2.17 Shareholders Agreement dated May 22, 2000 between Research Engineers Pvt. Ltd. and Anup Das.

  2.18 Shareholders Agreement dated May 25, 2000 between the registrant and Anup Das, individually and on behalf of the Indian Shareholders (defined therein).

  3.1          Certificate of Incorporation of the registrant.*

  3.2 Certificate of Ownership and Merger merging netGuru, Inc. into netguru.com, inc.

  3.3          Certificate of Ownership and Merger merging netguru.com, Inc.
               into Research Engineers, Inc.

  3.5          Bylaws of the registrant.*

  4.1 Certificate of Designations of Series B Cumulative Convertible Preferred Stock dated March 30, 2000.

  4.2 Common Stock Purchase Warrant dated as of September 14, 1999, issued by the registrant to the Shaar Fund Ltd.*****

  4.3 Common Stock Purchase Warrant dated as of September 14, 1999, issued by the registrant to Triton Private Equities Fund, L.P.*****

  4.4 Stock Certificate B-1 issued to the Shaar Fund Ltd. for 300,000 shares of Series B 5% Convertible Preferred Stock of the registrant.+++

  4.5 Stock Certificate B-2 issued to Triton Private Equities Fund, L.P. for 71,429 shares of Series B 5% Convertible Preferred Stock of the registrant.+++

  4.6 Common Stock Purchase Warrant dated March 8, 2000, issued by the registrant to Elliott Associates, L.P.

  4.7 Common Stock Purchase Warrant dated March 8, 2000, issued by the registrant to Westgate International, L.P.

  4.8 Registration Rights Agreement dated March 8, 2000 between the registrant, Elliott Associates, L.P. and Westgate International, L.P.

  4.9 Common Stock Purchase Warrant dated March 8, 2000, issued by the registrant to Shoreline Institutional Finance.

  4.10 Warrant Agreement dated February 7, 2000 between the registrant and Cruttenden Roth Incorporated.

  10.1         Research Engineers, Inc. 1996 Stock Option Plan.*

  10.2 Form of Nonqualified Stock Option Agreement pertaining to the 1996 Stock Option Plan (schedule of options issued pursuant to this Plan is attached thereto).*

  10.3 Employment Agreement dated May 1, 1996, by and between the registrant and Amrit K. Das.*

  10.4 Employment Agreement dated May 1, 1996, by and between the registrant and Jyoti Chatterjee.*

  10.5 Employment Agreement dated May 1, 1996, by and between the registrant and Clara Y. M. Young.*

  10.6         Research Engineers, Inc. 1997 Stock Option Plan.**

  10.7 Agreement Not To Compete dated October 1, 1998 between the registrant and Techna Consultancy Private Limited.***

  10.8         Research Engineers, Inc. 1998 Stock Option Plan. +

  10.9 Credit Agreement dated February 26, 1999 by and between the registrant and Imperial Bank.****

  10.10 Agreement and Plan of Reorganization among the registrant, PacSoft, Incorporated and Karen Hunter, William Schmidt and Mae Webb dated March 31, 1999.++

  21.1         Subsidiaries of the registrant.

  23.1         Consent of KPMG LLP.

  27.1         Financial Data Schedule.

--------------------------------------------

* Filed as an exhibit to our Registration Statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA) and incorporated herein by reference.
** Filed as an exhibit to our Form 10-KSB for the fiscal year ended March 31, 1997 and filed with Securities and Exchange Commission on June 30, 1997, or amendment thereto filed on August 19, 1997 and incorporated herein by reference.
*** Filed as an exhibit to our Form 10-QSB for the quarterly period ended December 31, 1998 and filed with the Securities and Exchange Commission on February 11, 1999 and incorporated herein by reference.
**** Filed as an exhibit to our Form 8-K dated February 26, 1999 and filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.
***** Filed as an exhibit to our Form 8-K dated September 14, 1999 and filed with the Securities Exchange Commission on September 29, 1999.
+ Filed as an exhibit to our Proxy Statement filed pursuant to Section 14(a) of the Securities Act on November 12, 1998 and incorporated herein by reference.
++ Filed as an exhibit to our Form 10-K dated March 31, 2000 and filed with the Securities and Exchange Commission on June 30, 1999 and incorporated herein by reference.
+++ Filed as an exhibit to our Form 8-K/A - Amendment No. 2 dated September 14, 1999 and filed with the Securities Exchange Commission on November 12, 1999.