Form 10QSB
period 2000-06-30
NETGURU INC
filed 2000-08-15
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 13,645,799 on August 10, 2000.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         NETGURU, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                     ASSETS
Current assets:
    Cash and cash equivalents                                                   $      12,923
    Accounts receivable (net of allowance for doubtful accounts of $498)                4,939
    Deferred income taxes                                                               1,766
    Notes and related party loans receivable                                              102
    Prepaid expenses and other current assets                                           2,316
                                                                                --------------

           Total current assets                                                        22,046

Property, plant and equipment, net                                                      3,601
Goodwill and intangible assets (net of accumulated amortization of $1,897)             11,512
Other assets                                                                            1,069
                                                                                --------------
                                                                                $      38,228
                                                                                ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt                                      $         395
    Current portion of capital lease obligations                                          121
    Accounts payable                                                                    1,167
    Accrued expenses                                                                    1,338
    Income taxes payable                                                                  219
    Deferred maintenance revenue                                                        1,318
                                                                                --------------

           Total current liabilities                                                    4,558

Long-term bank debt, net of current portion                                             1,274
Capital lease obligations, net of current portion                                         329
Deferred income taxes                                                                     215
Deferred gain on sale-leaseback                                                         1,010
                                                                                --------------

           Total liabilities                                                            7,386
                                                                                --------------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; issued and
      outstanding 11,006 shares)                                                            -
    Common stock, par value $.01 (Authorized 20,000,000 shares; issued and
      outstanding 13,644,468 shares)                                                      136
    Additional paid-in capital                                                         32,767
    Accumulated deficit                                                                (1,541)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                               (520)
                                                                                --------------

           Total stockholders' equity                                                  30,842
                                                                                --------------
                                                                                $      38,228
                                                                                ==============

See accompanying notes to consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                               THREE MONTHS     THREE MONTHS
                                                                    ENDED           ENDED
                                                                JUNE 30, 2000   JUNE 30, 1999
                                                               --------------   --------------

Net revenues:
    IT services                                                $       4,917    $       1,219
    Software sales, maintenance and services                           2,175            2,237
    Internet, e-commerce, digital media products and services            201                3
                                                               --------------   --------------

           Total net revenues                                          7,293            3,459

Cost of revenues:
    IT services                                                        3,168              858
    Software sales, maintenance and services                             295              214
    Internet, e-commerce, digital media products and services            134                -
                                                               --------------   --------------

           Total cost of sales                                         3,597            1,072

                                                               --------------   --------------
           Gross profit                                                3,696            2,387
                                                               --------------   --------------

Operating expenses:
    Selling, general and administrative                                3,555            1,924
    Research and development                                             675              627
                                                               --------------   --------------

           Total operating expenses                                    4,230            2,551
                                                               --------------   --------------

           Operating loss                                               (534)            (164)
                                                               --------------   --------------

Other (income) expense:
    Interest, net                                                        (90)             122
    Other                                                                (17)               3
                                                               --------------   --------------

           Total other expense                                          (107)             125
                                                               --------------   --------------

Loss before income taxes                                                (427)            (289)

Income tax benefit                                                      (110)            (100)
                                                               --------------   --------------

           Net loss                                            $        (317)   $        (189)
                                                               ==============   ==============

Net loss per common share:
         Basic                                                 $       (0.04)   $       (0.02)
                                                               ==============   ==============
         Diluted                                               $       (0.04)   $       (0.02)
                                                               ==============   ==============

Common shares used in computing net loss per common share:
         Basic                                                    13,361,099       11,476,420
                                                               ==============   ==============
         Diluted                                                  13,361,099       11,476,420
                                                               ==============   ==============

See accompanying notes to consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                THREE MONTHS     THREE MONTHS
                                                                                    ENDED           ENDED
                                                                                JUNE 30, 2000   JUNE 30, 1999
                                                                                --------------   --------------

Cash flows from operating activities:
    Net loss                                                                    $        (317)   $        (189)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation and amortization                                                     557              352
        Deferred income taxes                                                            (119)             (79)
        Compensation expense recognized on issuance of stock options                       28                -
        Changes in operating assets and liabilities (net of
          acquisitions):
          Accounts receivable                                                            (729)             251
          Notes and related party loans receivable                                        122               (6)
          Prepaid expenses and other current assets                                       944              (37)
          Other assets                                                                     (6)               1
          Accounts payable                                                                291             (108)
          Accrued expense                                                                (619)             (61)
          Income taxes payable                                                              3               40
          Deferred maintenance revenue                                                     31             (154)
          Deferred gain on sale-leaseback                                                 (18)               -
          Other                                                                             3                -
                                                                                --------------   --------------

                  Net cash provided by operating activities                               171               10
                                                                                --------------   --------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                          (1,194)            (249)
    Payments to acquire companies, net of cash acquired                                (2,090)             (11)
                                                                                --------------   --------------

                  Net cash used in investing activities                                (3,284)            (260)
                                                                                --------------   --------------

Cash flows from financing activities:
    Proceeds from bank debt                                                               161                -
    Repayment of bank debt                                                               (754)             (14)
    Repayment of capital lease obligations                                                (31)             (10)
    Proceeds from issuance of common stock                                              3,494                -
                                                                                --------------   --------------

                  Net cash provided by (used in) financing activities                   2,870              (24)
                                                                                --------------   --------------

    Effect of exchange rate changes on cash and cash equivalents                          (99)             (10)
                                                                                --------------   --------------

                  Decrease in cash and cash equivalents                                  (342)            (284)


Cash and cash equivalents, beginning of period                                         13,265            2,011
                                                                                --------------   --------------

Cash and cash equivalents, end of period                                        $      12,923    $       1,727
                                                                                ==============   ==============
Supplemental cash flow information:
    Amounts paid for:
      Interest                                                                  $          43    $         125
      Income taxes                                                              $          15    $          32

Supplemental disclosure of non-cash investing and financing activities:
    Issuance of common stock and warrants in connection with acquisitions       $         750    $           -
                                                                                ==============   ==============

See accompanying notes to consolidated financial statements.

NETGURU, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)


BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of netGuru, Inc. and its wholly-owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

    These consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2000 and the results of operations and the cash flows for the three months ended June 30, 2000 and 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. Results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ended March 31, 2001.

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

    Revenues from products and services sold via Internet, e-commerce, digital media products and services are recognized net of purchase costs when the products and services are delivered and collectibility is certain.

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

ACQUISITIONS AND INVESTMENTS

    Effective April 1, 2000, the Company acquired all of the outstanding capital stock of Allegria Software, Inc. ("Allegria") for $1,500,000 in cash and 25,000 shares of the Company's common stock, valued at approximately $750,000 at the date of acquisition. Allegria is a developer of internet-based document management and collaborative tools for engineering and manufacturing companies. The technology acquired will be used in our software sales and in the development of the Company's special interest portal targeting the engineering, architectural and manufacturing communities. The acquisition was accounted for as a purchase. Goodwill of approximately $2,200,000 was recorded for this acquisition and will be amortized over a period of ten years.

    In April 2000, the Company signed a letter of intent to acquire a 30% share in Vital Communications Ltd. for approximately $2,100,000. To date approximately $600,000 has been expended towards this investment which is included in long-term other assets in the Consolidated Balance Sheet as of June 30, 2000. Vital Communications provides and markets Internet Service Provider ("ISP") services and e-commerce solutions within India. Vital Communications' services and customer base will be utilized in the development of the Company's ISP business. The investment is being accounted for using the equity method.

    In May 2000, the Company acquired a 49% interest in India-based Interra Global Limited, an Internet service provider, for approximately $242,000. The remaining 51% interest in Interra Global Limited was owned by NetGuru India Private Limited, a private company co-owned by Anup Das (brother of Amrit Das, CEO of the Company) and his wife. In May 2000, the Company's wholly-owned subsidiary in India acquired a 49% interest in NetGuru India Private Limited for approximately $225,000. Effective May 29, 2000, as a result of these two acquisitions, the Company owns a total of 74% interest in Interra Global Limited.


EQUITY

    On June 22, 2000, the Company closed a private equity financing to issue to two investors, in a private transaction not involving a public offering, 200,000 shares of the Company's common stock for approximately $3,083,000, net of certain commissions and offering costs. In connection with this private equity financing, the Company issued warrants to purchase an aggregate of 60,000 shares of the Company's common stock to the two investors. The warrants are convertible into common stock at an exercise price of $19.00 per share and expire in June 2005. In addition, the Company issued additional warrants to purchase 53,300 shares of the Company's common stock to third parties related to this private equity financing transaction. These warrants are convertible into common stock at exercise prices ranging from $16.50 to $23.46 and expire between May and June 2003.


COMPREHENSIVE INCOME (LOSS)

    As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. The adoption of this statement had no impact on the Company's reported net (loss)/income or stockholders' equity. SFAS No. 130 requires, among other things, foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $493,000 and $226,000 for the three months ended June 30, 2000 and 1999, respectively.


NET LOSS PER SHARE

    Basic Earnings (Loss) Per Share ("EPS") is calculated by dividing net income
(loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. On February 7, 2000, the Company effected a 2-for-1 split of its common stock. All share and per share amounts have been adjusted to reflect this split.

    The following table illustrates the computation of basic and diluted net loss per share (in thousands):

                                                                   Three            Three
                                                                   Months           Months
                                                                   Ended            Ended
                                                                   June 30,         June 30,
                                                                   2000             1999
                                                               --------------   --------------
    Numerator:
    Net loss                                                   $        (317)   $        (189)
    Cumulative preferred stock dividends                       $        (173)   $           -
                                                               --------------   --------------
    Numerator for basic and diluted loss per share             $        (490)   $        (189)
                                                               ==============   ==============

    Denominator:
    Denominator for basic net loss per share -
    average number of common shares outstanding
    during the period                                                 13,361           11,476
    Incremental common shares attributable to
      exercise of outstanding options, warrants and
      other common stock equivalents                                       -                -
                                                               --------------   --------------
    Denominator for diluted net loss per share                        13,361           11,476
                                                               ==============   ==============

    Basic net loss per share                                   $       (0.04)   $       (0.02)
                                                               ==============   ==============
    Diluted net loss per share                                 $       (0.04)   $       (0.02)
                                                               ==============   ==============

    Options, warrants and other common stock equivalents amounting to 1,740,000 and 963,000 potential common shares were excluded from the computation of diluted EPS for the quarters ended June 30, 2000 and 1999, respectively, because the Company reported net losses and, therefore, the effect would be antidilutive. Options to purchase 21,000 shares of common stock and warrants to purchase 305,000 shares of common stock were not included in the computation of diluted EPS for fiscal 2001 because their exercise price was greater than the average market price of the common shares and therefore would be antidilutive.

SEGMENT AND GEOGRAPHIC DATA

    The Company is an integrated Internet technology and services company operating in three primary business segments; 1) IT services; 2) engineering software products, maintenance and services; and 3) Internet content, e-commerce, digital media products and services. The Company has provided computer-aided engineering software solutions to customers for over 19 years. During the past 15 years, the Company has supported the engineering software business with India-based software programming and IT resources. With the acquisitions of R-Cube Technologies in February 1999 and NetGuru Systems completed in December 1999, the Company further expanded its IT resources and capabilities and its presence in the IT services industry, providing expertise in data-mining and embedded technologies to Internet/Intranet design and communications. With the Company's experience in India and understanding of the global Indian community, it began offering online Internet portal services in 1999. The Company continues to provide digital media services, including computer animation, and has used this expertise to enhance content provided in its Internet portal offerings. The following are significant components of worldwide operations by reportable operating segment:

                                                             FOR THE THREE MONTHS ENDED JUNE 30,
                                                               -------------------------------
                                                                   2000               1999
                                                               --------------   --------------
                                                               (IN THOUSANDS)
                NET REVENUE
                IT services                                    $       4,917    $       1,219
                Software sales, maintenance and
                  services                                             2,175            2,237
                Internet, e-commerce, digital media
                  products and services                                  201                3
                                                               --------------   --------------

                         Consolidated                          $       7,293    $       3,459
                                                               ==============   ==============

                OPERATING (LOSS)/INCOME
                IT services                                    $         832    $         136
                Software sales, maintenance and
                  services                                              (618)            (194)
                Internet, e-commerce, digital media
                  products and services                                 (748)            (106)
                                                               --------------   --------------

                         Consolidated                          $        (534)   $        (164)
                                                               ==============   ==============

    The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                             FOR THE THREE MONTHS ENDED JUNE 30,
                                                               -------------------------------
                                                                   2000               1999
                                                               --------------   --------------
                                                               (IN THOUSANDS)
                NET REVENUE
                United States                                  $       6,159    $       2,201
                The Americas (other than U.S.)                           203              208
                Europe                                                   468              687
                Asia-Pacific                                             463              363
                                                               --------------   --------------

                         Consolidated                          $       7,293    $       3,459
                                                               ==============   ==============

                EXPORT SALES
                United States                                  $         368    $         396
                                                               ==============   ==============


                LONG-LIVED ASSETS
                United States                                  $      12,847    $       5,949
                Europe                                                   415              596
                Asia-Pacific                                           2,920            1,477
                                                               --------------   --------------

                         Consolidated                          $      16,182    $       8,022
                                                               ==============   ==============

    On March 24, 2000, Video Pioneers Corporation ("VPC") initiated an action against the Company alleging breach of contract, conversion, and interference with economic advantage, constructive and actual fraud, trade secret misappropriation and breach of promise. VPC alleges that the Company failed to pay amounts due for its services, obtained materials and information by fraud and conversion, interfered with its prospective business relationships and used its confidential information and vendors for improper purposes. VPC claims damages in excess of $1,000,000. The Company has filed its answer to this complaint denying all charges and has filed a cross-complaint. Management does not believe the resolution of this matter will have a material efect on the Company's results of operations or financial condition.

    The Company is a party to various other litigation arising in the normal course of business. Management believes the disposition of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


    This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation,

o        our ability to transition into new lines of business as planned;
o our ability to become a leading integrated Internet technology and services company addressing the global Indian market, the worldwide information technology services market and the worldwide Internet engineering software market;
o our ability to successfully market and sell ASP services through our recently launched engineering portal;
o        market growth;
o        new competition;
o        competitive pricing;
o        new technologies;
o        our ability to successfully implement our future business plans;
o        statements about our business strategy and our expansion strategy;
o        our ability to attract strategic partners, alliances and advertisers;
o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future;
o        our ability to hire and retain qualified personnel;
o        our ability to obtain capital, if required;
o        our ability to successfully implement our brand building campaign;
o        the risks of uncertainty of trademark protection;
o our plans for expanding our Internet portal network and the services offered through such network;
o        our plans regarding our telephony infrastructure and service offerings;
o our beliefs regarding the growth of Internet usage within the global Indian community;
o our beliefs regarding the demand for our products and our competitive advantages;
o        the negative impact of economic slowdowns and recessions; and
o risks associated with existing and future government regulation to which we are subject.

We do not undertake to update, revise or correct any forward-looking statements.

    The information contained in this report is not a complete description of our business or the risks associated with an investment in our Common Stock. Before deciding to buy or maintain a position in our Common Stock, you should carefully review and consider the various disclosures we made in this report and in our other materials filed with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 (and, in particular, in the "Risk Factors" section therein) that discuss our business in greater detail and that also disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

    Any of the factors described alone or in the "Risk Factors" section could cause our financial results, including our net income (loss) or growth in net income (loss), to differ materially from prior results.

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


GENERAL

    We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are an integrated Internet technology and services company providing:

o        Internet-based IT services to companies worldwide;
o Internet and PC-based engineering software products to businesses worldwide; and
o Internet content and commerce through our city- and region-oriented portal network, NETGURUINDIA.COM, which is focused on the "global Indian" community, consisting of resident Indians and persons of Indian origin ("PIOs").

We have been providing computer-aided engineering software solutions to our customers for over 19 years. For the past 15 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the U.S., further expanding our IT resources and capabilities. With our experience in India and our understanding of the global Indian community, we began offering our Internet portal services in 1999. In addition, based upon our knowledge and understanding of the engineering software market, combined with our Internet technology resources and experience, we recently launched WEB4ENGINEERS.COM, an engineering applications service provider, ASP, portal hosting our engineering software applications online and providing ASP services to engineering software providers and their licensees worldwide.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                                 THREE MONTHS ENDED JUNE 30,
                                                               -------------------------------
                                                                   2000               1999
                                                               --------------   --------------

     Net revenues                                                     100.0%           100.0%
     Cost of revenues                                                  49.3             31.0
                                                               --------------   --------------

     Gross profit                                                      50.7             69.0
                                                               --------------   --------------

     Selling, general and
      administrative expenses                                          48.7             55.6
     Research and development expenses                                  9.3             18.1
                                                               --------------   --------------
                                                                       58.0             73.7
     Operating loss                                                    (7.3)            (4.7)

     Interest (income) expense, net                                    (1.2)             3.5
     Other (income) expense, net                                       (0.3)             0.2
                                                               --------------   --------------

     Loss before income taxes                                          (5.8)            (8.4)
     Income tax benefit                                                 1.5              2.9
                                                               --------------   --------------

     Net loss                                                          (4.3)%           (5.5)%
                                                               ==============   ==============

    NET REVENUES. Net revenues for the three months ended June 30, 2000 increased by $3,834,000 (110.8%) to $7,293,000, as compared to $3,459,000 for the three months ended June 30, 1999. Our total net revenues for the current quarter consisted of revenues generated from the following business segments:
(1) IT services, (2) engineering software products, maintenance and services, and (3) Internet content, e-commerce and digital media products and services. IT services net revenues represented 67.4% of total net revenues for the quarter ended June 30, 2000 compared to 35.2% for the quarter ended June 30, 1999. This increase is primarily due to the addition of IT services revenues from NetGuru Systems, Inc. which was acquired in the second half of the prior fiscal year, and a 95% increase in net revenues for our R-Cube Technologies subsidiary as compared to the comparable period in fiscal 2000.

    Our revenues from software sales, maintenance and services declined as a percentage of total revenues to 29.8% in the first quarter of fiscal 2001 from 64.7% in the first quarter of fiscal 2000, largely due to the growth of our other business segments. In dollar terms, revenues from software sales, maintenance and services were $2,175,000 in the first quarter of fiscal 2001 compared to $2,237,000 in the same period of the prior fiscal year, a decline of 2.8%.

    Internet content, e-commerce, and digital media products and services comprise an emerging business segment for our company. Revenues in the first three months of fiscal 2001 amounted to $201,000 compared to $3,000 from this segment in the comparable period of the prior fiscal year. These revenues were generated primarily through digital media services and through products and services sold as part of our NETGURUINDIA.COM portal business, which include travel services, phone cards and gift items.

    GROSS PROFIT. Gross profit as a percentage of net revenues decreased to 50.7% for the three months ended June 30, 2000 as compared to 69.0% for the three months ended June 30, 1999. The gross profit percentage from the IT services segment is typically lower than the gross profit percentage from the software sales, maintenance and services segment, 35.6% compared to 86.4% in the first quarter of fiscal 2001. In dollar terms, total gross profit increased by $1,309,000 or 54.8% to $3,696,000 for the three months ended June 30, 2000 compared to $2,387,000 for the three months ended June 30, 1999, largely as a result of the increase in IT services. Gross profit for IT services increased $1,388,000 to $1,749,000 for the first three months of fiscal 2001 compared to $361,000 in the comparable period of the prior year due largely to the acquisition of NetGuru Systems, Inc. The total gross profit increase included an increase of $64,000 from the Internet content, e-commerce, digital media products and services segment. These increases were partially offset by a decrease of $143,000 in gross profit for the software sales, maintenance and services segment, primarily attributable to the decline in sales for the segment.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $1,631,000 (84.8%) to $3,555,000 for the three months ended June 30, 2000 as compared to $1,924,000 for the three months ended June 30, 1999. The increase is largely attributable to costs associated with the businesses acquired during fiscal 2000. Increases also resulted from the addition of personnel dedicated to the development of our new Internet businesses. Despite this increase in total dollars, SG&A expenses as a percentage of net revenues decreased to 48.7% for the first three months of fiscal 2001 from 55.6% during the comparable period in fiscal 2000 due in large part to the significant increase in net revenues.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses remained relatively constant, increasing by $48,000 (7.7%) to $675,000 for the three months ended June 30, 2000 compared to $627,000 for the same period in the prior year. As a percentage of net revenues, R&D expenses decreased from 18.1% in the first quarter of fiscal 2000 to 9.3% in the first quarter of fiscal 2001 due to the significant increase in net revenues in fiscal 2001 in the IT services segment, which has little R&D expense associated with it.

    OTHER (EXPENSE) INCOME. Net interest income was $90,000 for the three months ended June 30, 2000, compared to net interest expense of $122,000 for the three months ended June 30, 1999. This change is primarily due to the reduction of outstanding debt during fiscal 2000 and increased cash balances deposited in interest earning accounts.

    INCOME TAXES. Income tax benefit increased by $10,000 to $110,000 in the first quarter of fiscal 2001 from an income tax benefit of $100,000 in the first quarter of fiscal 2000. The benefit resulted largely from operating loss carryforwards generated as a result of the pretax loss in the U.S. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of June 30, 2000, the Company had provided a valuation allowance of $71,000 to reduce the net deferred tax assets due to the potential expiration of certain foreign tax credit carryforwards prior to their utilization.

LIQUIDITY AND CAPITAL RESOURCES

    We currently finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances. Our principal sources of liquidity at June 30, 2000 consisted of $12,923,000 of cash and cash equivalents. Cash and cash equivalents decreased by $342,000 during the Internet service provider ("ISP") three months ended June 30, 2000. The decrease was largely due to cash used in investing activities largely offset by cash provided by financing activities.

    Cash used in investing activities primarily reflects $1,500,000 paid as a portion of the purchase price for the outstanding capital stock of Allegria Software, Inc. ("Allegria"). The remainder of the purchase price was satisfied through the issuance of 25,000 shares of common stock valued at $750,000. Allegria is a developer of internet-based document management and collaborative tools for engineering and manufacturing companies. We also paid $600,000 towards the acquisition of a 30% interest in Vital Communications Ltd., a provider and marketer of Internet service provider ("ISP") services and e-commerce solutions within India. The remaining amount to be paid towards this investment is approximately $1,500,000, which is expected to be paid within six to nine months. An additional $1,194,000 was used to fund equipment purchases, primarily for the development of the infrastructure for our Internet businesses, including the ISP network.

    Cash provided by financing activities increased mainly as a result of the private equity financing in June 2000. On June 22, 2000, we closed a private equity financing to issue to two investors, in a private transaction not involving a public offering, 200,000 shares of our common stock for approximately $3,083,000, net of certain commissions and offering costs. An additional $410,000 was received through the exercise of stock options and warrants. The increase in cash was partially offset by repayment of outstanding debt and capital lease obligations.

    Net cash provided by operations was $114,000 during the first three months ended June 30, 2000 compared to $10,000 provided during the same period in the prior year.

    Currently we estimate that within six to nine months at least $6,000,000 will be expended towards the development of the business and infrastructure for the ISP network.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. We are required to adopt the statement, as amended by SFAS 137 and SFAS 138 in the first quarter of fiscal year 2002. We are currently studying the impact of this pronouncement on our consolidated financial statements and results of operations. At this time, we are unable to assess the impact of adopting SFAS 133, as amended.

    In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" as amended by Staff Accounting Bulletins No. 101 A and 101 B. These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of these pronouncements are effective for our company commencing with the quarter beginning January 1, 2001. We are in the process of analyzing the implications of these bulletins and do not believe the adoption will have a material impact on our consolidated financial position or results of operations.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Acocunting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our consolidated financial position or results of operations.

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 2.    CHANGES IN SECURITIES

    On June 22, 2000, we closed a private equity financing to issue to two investors, in a private transaction not involving a public offering, 200,000 shares of our common stock for approximately $3,083,000, net of certain commissions and offering costs. In connection with this private placement, we issued warrants to purchase an aggregate of 60,000 shares of our common stock to the two investors. The warrants are convertible into common stock at an exercise price of $19.00 per share and expire in June 2005. In addition, we issued additional warrants to purchase 53,300 shares of our common stock to third parties in connection with this transaction. These warrants are convertible into common stock at exercise prices ranging from $16.50 to $23.46 and expire between May and June 2003.

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


Date:  August 14, 2000

                                          NETGURU, INC.


                                          By: /S/ WAYNE BLAIR
                                              ----------------------------------
                                              Wayne Blair
                                              Chief Financial Officer,  Sr. Vice
                                              President, Finance
                                              and Treasurer (principal financial
                                              and accounting officer)

Exhibit Index
-------------


Exhibit 27.1   Financial Data Schedule