Form 10QSB
period 2000-09-30
NETGURU INC
filed 2000-11-13
CIK 1015920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission file number: 0-28560

                                  NETGURU, INC.
              (Exact name of small business issuer in its charter)


              DELAWARE                                   22-2356861
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

22700 SAVI RANCH PARKWAY, YORBA LINDA, CA                 92887
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 14,171,353 on November 10, 2000.


PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         NETGURU, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                     ASSETS
Current assets:
    Cash and cash equivalents                                                $  11,168
    Accounts receivable (net of allowance for doubtful accounts of $422)         4,569
    Deferred income taxes                                                          258
    Notes and related party loans receivable                                       112
    Prepaid expenses and other current assets                                    3,095
                                                                             ----------

           Total current assets                                                 19,202

Property, plant and equipment, net                                               4,021
Goodwill and intangible assets (net of accumulated amortization of $2,193)      11,187
Deferred income taxes                                                            1,508
Other assets                                                                     1,281
                                                                             ----------
                                                                             $  37,199
                                                                             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt                                   $     516
    Current portion of capital lease obligations                                   121
    Accounts payable                                                             1,229
    Accrued expenses                                                             1,396
    Income taxes payable                                                           279
    Deferred maintenance revenue                                                 1,178
    Deferred gain on sale-leaseback                                                 70
    Deferred income taxes                                                          163
                                                                             ----------

           Total current liabilities                                             4,952

Long-term bank debt, net of current portion                                        966
Capital lease obligations, net of current portion                                  302
Deferred gain on sale-leaseback, net of current portion                            922
Deferred income taxes                                                               52
                                                                             ----------

           Total liabilities                                                     7,194
                                                                             ----------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; issued and
      outstanding 11,006 shares)                                                     -
    Common stock, par value $.01 (Authorized 20,000,000 shares; issued and
      outstanding 13,667,001 shares)                                               137
    Additional paid-in capital                                                  32,850
    Accumulated deficit                                                         (2,205)
    Accumulated other comprehensive loss:
      Cumulative foreign currency translation adjustments                         (777)
                                                                             ----------

           Total stockholders' equity                                           30,005
                                                                             ----------
                                                                             $  37,199
                                                                             ==========

See accompanying notes to consolidated financial statements.

                                        NETGURU, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                              (In thousands, except share and per share amounts)

                                              THREE MONTHS   THREE MONTHS   SIX MONTHS    SIX MONTHS
                                                  ENDED          ENDED        ENDED         ENDED
                                              SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                   2000           1999         2000          1999
                                             =========================================================
Net revenues:
    IT services                              $       4,977  $      1,832  $      9,894  $       3,051
    Software sales, maintenance and services         2,034         2,043         4,208          4,280
    Internet, e-commerce, digital media
      products and services                            520            33           720             36
                                             ---------------------------------------------------------

           Total net revenues                        7,531         3,908        14,822          7,367

Cost of revenues:
    IT services                                      3,305         1,259         6,472          2,117
    Software sales, maintenance and services           329           229           623            443
    Internet, e-commerce, digital media
      products and services                            254            13           388             13
                                             ---------------------------------------------------------

           Total cost of sales                       3,888         1,501         7,483          2,573

                                             ---------------------------------------------------------
           Gross profit                              3,643         2,407         7,339          4,794
                                             ---------------------------------------------------------

Operating expenses:
    Selling, general and administrative              3,710         2,064         7,265          3,988
    Research and development                           670           633         1,345          1,260
                                             ---------------------------------------------------------

           Total operating expenses                  4,380         2,697         8,610          5,248
                                             ---------------------------------------------------------

           Operating loss                             (737)         (290)       (1,271)          (454)
                                             ---------------------------------------------------------

Other (income) expense:
    Interest, net                                     (126)          120          (216)           241
    Other                                              (19)          (14)          (37)           (10)
                                             ---------------------------------------------------------

           Total other (income) expense               (145)          106          (253)           231
                                             ---------------------------------------------------------

Loss before income taxes                              (592)         (396)       (1,018)          (685)

Income tax expense (benefit)                            73          (117)          (37)          (217)
Minority interest in earnings of subsidiaries            -             7             -              7
                                             ---------------------------------------------------------

           Net loss                          $        (665) $       (286) $       (981) $        (475)
                                             =========================================================

Net loss per common share:
    Basic                                    $       (0.06) $      (0.03) $      (0.10) $       (0.04)
                                             =========================================================
    Diluted                                  $       (0.06) $      (0.03) $      (0.10) $       (0.04)
                                             =========================================================

Common shares used in computing net loss
per common share:
    Basic                                       13,651,900    11,580,420    13,507,294     11,529,152
                                             =========================================================
    Diluted                                     13,651,900    11,580,420    13,507,294     11,529,152
                                             =========================================================

See accompanying notes to consolidated financial statements.

                                 NETGURU, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                           (In thousands)

                                                                                SIX MONTHS      SIX MONTHS
                                                                                  ENDED           ENDED
                                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                                   2000            1999
                                                                                ----------      ----------
Cash flows from operating activities:
    Net loss                                                                    $    (981)      $    (475)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                               1,141             711
        Deferred income taxes                                                        (119)           (200)
        Compensation expense recognized on issuance of stock options                   56               -
        Changes in operating assets and liabilities (net of acquisitions):
          Accounts receivable                                                        (422)            238
          Notes and related party loans receivable                                    112              (3)
          Prepaid expenses and other current assets                                    90            (274)
          Other assets                                                               (859)           (140)
          Accounts payable                                                            310              41
          Accrued expenses                                                           (543)            (43)
          Income taxes payable                                                         66              24
          Deferred maintenance revenue                                                (97)           (257)
          Deferred gain on sale-leaseback                                             (34)              -
          Other                                                                        46               7
                                                                                ----------      ----------

                  Net cash used in operating activities                            (1,234)           (371)
                                                                                ----------      ----------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                      (1,810)           (436)
    Payments to acquire companies, net of cash acquired                            (1,591)         (2,656)
                                                                                ----------      ----------

                  Net cash used in investing activities                            (3,401)         (3,092)
                                                                                ----------      ----------

Cash flows from financing activities:
    Proceeds from bank debt                                                           139             890
    Repayment of bank debt                                                           (873)             (5)
    Repayment of capital lease obligations                                            (58)            (36)
    Proceeds from issuance of preferred stock                                           -           2,600
    Proceeds from issuance of common stock                                          3,549              86
                                                                                ----------      ----------

                  Net cash provided by financing activities                         2,757           3,535
                                                                                ----------      ----------

    Effect of exchange rate changes on cash and cash equivalents                     (219)             35
                                                                                ----------      ----------

                  (Decrease) increase in cash and cash equivalents                 (2,097)            107

Cash and cash equivalents, beginning of period                                     13,265           2,011
                                                                                ----------      ----------

Cash and cash equivalents, end of period                                        $  11,168       $   2,118
                                                                                ==========      ==========

Supplemental disclosure of cash flow information:
    Amounts paid for:
         Interest                                                               $      66       $     234
         Income taxes                                                                  33              41

Supplemental disclosure of non-cash investing and financing activities:
    Issuance of common stock and warrants in connection with acquisitions             750           1,194

See accompanying notes to consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of netGuru, Inc. and its wholly-owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         These consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2000 and the results of operations and the cash flows for the three and six months ended September 30, 2000 and 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. To obtain a more detailed understanding of the Company's results, these Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10K-SB for the fiscal year ended March 31, 2000. Results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending March 31, 2001.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

ACQUISITIONS AND INVESTMENTS

         Effective April 1, 2000, the Company acquired all of the outstanding capital stock of Allegria Software, Inc. ("Allegria") for $1,500,000 in cash and 25,000 shares of the Company's common stock, valued at approximately $750,000 at the date of acquisition. Allegria is a developer of internet-based document management and collaborative tools for engineering and manufacturing companies. The technology acquired will be used in the Company's software sales and in the development of the Company's special interest portal targeting the engineering, architectural and manufacturing communities. The acquisition was accounted for as a purchase. Goodwill of approximately $2,200,000 was recorded for this acquisition and will be amortized over a period of ten years.

         In May 2000, the Company acquired a 49% interest in India-based Interra Global Limited, an Internet service provider, for approximately $242,000. An additional 25% interest in Interra Global Limited was acquired by the Company's wholly-owned subsidiary in India for approximately $225,000. Effective May 29, 2000, as a result of these two acquisitions, the Company owns a total of 74% interest in Interra Global Limited. These acquisitions will be accounted for as a purchase.

         In September 2000, the Company acquired all of the outstanding capital stock of Interactive Digital India Pvt. Ltd. ("IDI"), an Indian corporation. IDI owns and operates punecity.com, a web portal that will be used as part of the Company's netGuruIndia.com family of city-oriented portals. The purchase price for this acquisition was $116,000 and 11,000 shares of the Company's common stock. As of September 30, 2000 the Company had paid $50,000 towards the purchase price. The distribution of the remainder of the cash portion and the issuance of common shares are scheduled for various dates through the end of fiscal 2001. The acquisition has been accounted for as a purchase. Goodwill will be amortized over a period of five years.

EQUITY

         On June 22, 2000, the Company closed a private equity financing to issue to two investors, in a private transaction not involving a public offering, 200,000 shares of the Company's common stock for approximately $3,075,000, net of certain commissions and offering costs. In connection with this private equity financing, the Company issued warrants to purchase an aggregate of 60,000 shares of the Company's common stock to the two investors. The warrants are convertible into common stock at an exercise price of $19.00 per share and expire in June 2005. In addition, the Company issued additional warrants to purchase 53,300 shares of the Company's common stock to third parties related to this private equity financing transaction. These warrants are convertible into common stock at exercise prices ranging from $16.50 to $23.46 and expire between May and June 2003.

COMPREHENSIVE INCOME (LOSS)

         As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes rules for the reporting and display of comprehensive income
(loss) and its components. The adoption of this statement had no impact on the Company's reported net loss or stockholders' equity. SFAS No. 130 requires, among other things, foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income
(loss). Total comprehensive loss was $922,000 and $260,000 for the three months ended September 30, 2000 and 1999, respectively, and was $1,414,000 and $486,000 for the six months ended September 30, 2000 and 1999, respectively.

NET LOSS PER SHARE

         Basic earnings (loss) per share ("EPS") is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items. On February 7, 2000, the Company affected a 2-for-1 split of its common stock. All share and per share amounts have been adjusted to reflect this split.

The following table illustrates the computation of basic and diluted net loss per share (in thousands):

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                              ===================================================
                                                                2000           1999           2000          1999
                                                              ===================================================
         Numerator:
         Net loss                                               (665)          (286)          (981)         (475)
         Cumulative preferred stock dividends                   (139)            (8)          (312)           (8)
                                                              ---------------------------------------------------
         Numerator for basic and diluted loss per share         (804)          (294)        (1,293)         (483)
                                                              ===================================================

         Denominator:
         Denominator for basic net loss per share -
         average number of common shares outstanding
         during the period                                    13,652         11,580         13,507        11,529
         Incremental common shares attributable
         to exercise of outstanding options, warrants
         and other common stock equivalents                        -              -              -             -
                                                              ---------------------------------------------------
         Denominator for diluted net loss per share           13,652         11,580         13,507        11,529
                                                              ===================================================

         Basic net loss per share                             $(0.06)        $(0.03)        $(0.10)       $(0.04)
                                                              ===================================================
         Diluted net loss per share                           $(0.06)        $(0.03)        $(0.10)       $(0.04)
                                                              ===================================================

         Options, warrants and other common stock equivalents amounting to 1,701,000 and 1,730,000 potential common shares for the three and six month periods ended September 30, 2000, respectively, and 1,228,000 and 1,290,000 potential common shares for the three and six month periods ended September 30, 1999, respectively, were excluded from the computation of diluted EPS because the Company reported net losses and, therefore, the effect would be antidilutive. Options to purchase 21,000 shares of common stock and warrants to purchase 365,000 shares of common stock were not included in the computation of diluted EPS for fiscal 2001 because their exercise price was greater than the average market price of the common shares and therefore would be antidilutive.

SEGMENT AND GEOGRAPHIC DATA

         The Company is an integrated Internet technology and services company operating in three primary business segments; 1) IT services; 2) engineering software products, maintenance and services; and 3) Internet content, e-commerce, digital media products and services. The Company has provided computer-aided engineering software solutions to customers for over 19 years. During the past 15 years, the Company has supported the engineering software business with India-based software programming and IT resources. With the acquisitions of R-Cube Technologies in February 1999 and NetGuru Systems completed in December 1999, the Company further expanded its IT resources and capabilities and its presence in the IT services industry, providing expertise in data-mining and embedded technologies to Internet/Intranet design and communications. With the Company's experience in India and understanding of the global Indian community, it began offering online Internet portal services in 1999. The Company continues to provide digital media services, including computer animation, and has used this expertise to enhance content provided in its Internet portal offerings. The following are significant components of worldwide operations by reportable operating segment (in thousands):

                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                         ================================== =================================
                                               2000             1999             2000               1999
                                         ----------------  ---------------- ---------------- ----------------
         NET REVENUE
IT services                              $         4,977   $         1,832  $         9,894  $         3,051
Software sales, maintenance and
  services                                         2,034             2,043            4,208            4,280
Internet, e-commerce, digital media
  and services                                       520                33              720               36
                                         ----------------  ---------------- ---------------- ----------------

         Consolidated                    $         7,531   $         3,908  $        14,822  $         7,367
                                         ================  ================ ================ ================

         OPERATING (LOSS)/INCOME
IT Services                              $           813   $           150  $         1,645  $           286
Software sales, maintenance and
  services                                          (664)             (421)          (1,282)            (710)
Internet, e-commerce, digital media
  products and services                             (886)              (19)          (1,634)             (30)
                                         ----------------  ---------------- ---------------- ----------------

         Consolidated                    $          (737)  $          (290) $        (1,271) $          (454)
                                         ================  ================ ================ ================

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                   =========================   =========================
                                      2000          1999          2000          1999
                                   -----------   -----------   -----------   -----------
         NET REVENUE
United States                      $    6,322    $    2,691    $   12,480    $    4,892
The Americas (other than U.S.)            123           128           326           336
Europe                                    592           666         1,060         1,353
Asia-Pacific                              494           423           956           786
                                   -----------   -----------   -----------   -----------

         Consolidated              $    7,531    $    3,908    $   14,822    $    7,367
                                   ===========   ===========   ===========   ===========

         EXPORT SALES
United States                      $      165    $      396    $      551    $      792
                                   ===========   ===========   ===========   ===========

                                            AT SEPTEMBER       AT SEPTEMBER
                                              30, 2000           30, 1999
                                          ----------------   ----------------


LONG-LIVED ASSETS*
United States                             $       12,992     $       10,386
Europe                                               375                640
Asia-Pacific                                       3,122              1,512
                                          ---------------    ---------------
         Consolidated                     $       16,489     $       12,538
                                          ===============    ===============

* Long-lived assets excludes noncurrent portion of deferred income tax assets.

COMMITMENTS AND CONTINGENCIES

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

         On May 15, 2000, the Company filed its answer to the complaint denying all of VPC's allegations and filed a cross-complaint against VPC and its president alleging fraud, rescission, breach of contract, conspiracy to breach fiduciary duty and unfair competition and seeking declaratory relief. The litigation is in its initial stages and discovery has commenced. The Company intends to vigorously defend this action and pursue its cross-complaint. Management believes the disposition of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

         The Company is a party to various other litigation arising in the normal course of business. Management believes the disposition of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation,

         o  our ability to transition into new lines of business as planned;
         o our ability to become a leading integrated Internet technology and services company addressing the global Indian market, the worldwide information technology services market and the worldwide Internet engineering software market;
         o our ability to successfully market and sell applications service provider, or ASP, services through our recently launched engineering portal;
         o  market growth;
         o  new competition;
         o  competitive pricing;
         o  new technologies;
         o  our ability to successfully implement our future business plans;
         o  statements about our business strategy and our expansion strategy;
         o our ability to attract strategic partners, alliances and advertisers;
         o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future;
         o  our ability to hire and retain qualified personnel;
         o  our ability to obtain capital, if required;
         o  our ability to successfully implement our brand building campaign;
         o  the risks of uncertainty of trademark protection;
         o our plans for expanding our Internet portal network and the services offered through such network;
         o our plans regarding our telephony infrastructure and service offerings;
         o our beliefs regarding the growth of Internet usage within the global Indian community;
         o our beliefs regarding the demand for our products and our competitive advantages;
         o  the negative impact of economic slowdowns and recessions; and
         o risks associated with existing and future government regulation to which we are subject.

We do not undertake to update, revise or correct any forward-looking statements.

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our Common Stock. Before deciding to buy or maintain a position in our Common Stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 (and, in particular, in the "Risk Factors" section therein) that discuss our business in greater detail and that also disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

         Any of the factors described alone or in the "Risk Factors" section could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results.

         As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in our operating results could cause the price of our Common Stock to fluctuate substantially.

GENERAL

         We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in February 2000. We are an integrated Internet technology and services company providing:

         o  Internet-based IT services to companies worldwide;
         o Internet and PC-based engineering software products and services to businesses worldwide; and
         o Internet content and commerce through our city- and region-oriented portal network, NETGURUINDIA.COM, which is focused on the "global Indian" expatriate community, and Internet access services utilizing our Internet Service Provider, or ISP, infrastructure to businesses and consumers in India.

         We have been providing computer-aided engineering software solutions to our customers for over 19 years. For the past 15 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the U.S., further expanding our IT resources and capabilities. With our experience in India and our understanding of the global Indian community, we began offering our Internet portal services in fiscal 2000. In addition, based upon our knowledge and understanding of the engineering software market, combined with our Internet technology resources and experience, we recently launched WEB4ENGINEERS.COM, an engineering ASP portal hosting our engineering software applications online and providing ASP services to engineering software providers and their licensees worldwide.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                       =========================      =========================
                                                         2000             1999          2000             1999
                                                       --------         --------      --------         --------
Net revenues                                             100.0%           100.0%        100.0%           100.0%
Cost of revenues                                          51.6             38.4          50.5             34.9
                                                       --------         --------      --------         --------

Gross profit                                              48.4             61.6          49.5             65.1
                                                       --------         --------      --------         --------

Selling, general and administrative expenses              49.3             52.8          49.0             54.1
Research and development expenses                          8.9             16.2           9.1             17.2
                                                       --------         --------      --------         --------
                                                          58.2             69.0          58.1             71.3
Operating loss                                            (9.8)            (7.4)         (8.6)            (6.2)

Interest (income) expense, net                            (1.7)             3.1          (1.5)             3.2
Other (income) expense, net                               (0.3)            (0.4)         (0.2)            (0.2)
                                                       --------         --------      --------         --------

Loss before income taxes                                  (7.8)           (10.1)         (6.9)            (9.2)
Income tax expense (benefit)                               1.0             (3.0)         (0.3)            (2.9)
Minority interest in earnings of subsidiaries                -              0.2             -              0.1
                                                       --------         --------      --------         --------

Net loss                                                 (8.8)%           (7.3)%        (6.6)%           (6.4)%
                                                       ========         ========      ========         ========

         NET REVENUES - Net revenues for the quarter ended September 30, 2000 increased by $3,623,000 (92.7%) to $7,531,000, as compared to $3,908,000 for the quarter ended September 30, 1999. For the six months ended September 30, 2000, net revenues increased by $7,455,000 (101.2%) to $14,822,000 from $7,367,000 for the six months ended September 30, 1999. These increases in net revenues were primarily attributable to continued growth of the IT services business in Silicon Valley and the acquisition of NetGuru Systems in September 1999. Revenue recognized for the IT services business segment as a whole was $4,977,000 and $9,894,000 for the three and six month periods ended September 30, 2000, respectively, compared to $1,832,000 and $3,051,000, respectively, for the same periods in fiscal 2000.

         International net revenues as a percentage of total revenues for the quarter ended September 30, 2000 decreased to 16.1%, from 31.1% for the quarter ended September 30, 1999. For the six months ended September 30, 2000, international revenues decreased to 15.8%, from 33.6% for the six months ended September 30, 1999. The decrease in international net revenues as a percentage of total net revenues was primarily due to the expansion into the IT services industry. Although we recently began offering our IT services in Europe, the significant portion of our IT services revenue has to date been generated within the United States, thus this segment's revenues increase the percentage of consolidated net revenues generated domestically. Our domestic revenues are denominated in U.S. Dollars, while revenues and expenses for our foreign subsidiaries and sales offices are usually recorded in the applicable foreign currency and translated into U.S. Dollars. There were no foreign exchange gains or losses that were material to our financial results during the three months and six months ended September 30, 2000 and 1999.

         GROSS PROFIT - Gross profit increased by $1,236,000 (51.4%) to $3,643,000 in the quarter ended September 30, 2000 as compared to $2,407,000 for the quarter ended September 30, 1999. Gross profit increased by $2,545,000 (53.1%) to $7,339,000 for the six months ended September 30, 2000 as compared to $4,794,000 for the six months ended September 30, 1999. These increases were primarily due to the continued growth of our IT services business segment. Gross profit for IT services was $1,672,000 for the quarter ended September 30, 2000 and $3,422,000 for the six month period ended September 30, 2000 compared to $481,000 and $842,000, respectively, for the same periods in fiscal 2000. Gross margin decreased to 48.4% of total net revenues in the quarter ended September 30, 2000 as compared to 61.6% for the quarter ended September 30, 1999, and decreased to 49.5% for the six months ended September 30, 2000 as compared to 65.1% of the corresponding period last year. This change is due to the continued growth of the IT services segment, for which the cost of generating revenues is significantly higher than for sales of software products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Selling, general and administrative ("SG&A") expense increased by $1,646,000 (79.7%) to $3,710,000 for the quarter ended September 30, 2000 as compared to $2,064,000 for the quarter ended September 30, 1999, and decreased as a percentage of total net revenues to 49.3% from 52.8% in the comparable quarter of the prior year. SG&A expense increased by $3,277,000 (82.2%) to $7,265,000 in the six months ended September 30, 2000 as compared to $3,988,000 for the six months ended September 30, 1999, and decreased as a percentage of total net revenues to 49.0% from 54.1% in the comparable period of the prior year. The majority of the increase in expenses is due to the acquisition of NetGuru Systems in September 1999 and the continued growth of our IT Services business segment. SG&A expenses for the IT services segment totaled $860,000 for the current quarter and $1,776,000 for the six months ended September 30, 2000 compared to $331,000 and $555,000, respectively, reported for the same periods in fiscal 2000. Additional increases resulted from goodwill amortization due to recent acquisitions. The remaining increase for both periods was largely related to the development of the e-commerce and digital media services businesses. SG&A expense for our internet segment was $949,000 for the current quarter and $1,641,000 for the six months ended September 30, 2000 as compared to $51,000 and $66,000 for the same periods in fiscal 2000.

         RESEARCH AND DEVELOPMENT EXPENSE - Research and development expense increased by $37,000 to $670,000 in the quarter ended September 30, 2000 as compared to $633,000 for the quarter ended September 30, 1999, but decreased as a percentage of total net revenues to 8.9% from 16.2% in the comparable quarter of the prior year. Research and development expense increased by $85,000 to $1,345,000 in the six months ended September 30, 2000 as compared to $1,260,000 for the six months ended September 30, 1999, but decreased as a percentage of net revenues to 9.1% from 17.1% in the comparable six months of the prior year. The decrease in research and development expense as a percentage of total net revenues is primarily due to the continued growth of the IT services segment. The results for both the three and six month periods ended September 30, 2000 include increased net revenues for IT services with no addition to research and development expense.

         OTHER (INCOME) EXPENSE - Net interest changed by $246,000 to net interest income of $126,000 in the quarter ended September 30, 2000 as compared to net interest expense of $120,000 for the quarter ended September 30, 1999. Net interest changed by $457,000 to net interest income of $216,000 in the six months ended September 30, 2000 as compared to net interest expense of $241,000 for the six months ended September 30, 1999. The change in both periods is primarily due to the decrease in long-term debt and increase in cash and cash equivalent balances due largely to cash proceeds from equity financings.

         INCOME TAXES - We had income tax expense of $73,000 and an income tax benefit of $37,000 for the three months and six months ended September 30, 2000, respectively, as compared to an income tax benefit of $117,000 and $217,000 for the three months and six months ended September 30, 1999, respectively. This decrease in income tax benefit is primarily due to an increase in the valuation allowance provided against deferred tax assets in the United States. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of September 30, 2000, the Company had provided a valuation allowance of $254,000 to reduce the net deferred tax assets as a result of the potential expiration of certain foreign tax credit carryforwards prior to their utilization.

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances. Our principal sources of liquidity at September 30, 2000 consisted of $11,168,000 of cash and cash equivalents. Cash and cash equivalents decreased by $2,097,000 during the six months ended September 30, 2000. The decrease was largely due to cash used in investing activities somewhat offset by cash provided by financing activities.

         Cash used in investing activities primarily reflects $1,500,000 paid as a portion of the purchase price for the outstanding capital stock of Allegria Software, Inc. ("Allegria"). The remainder of the purchase price was satisfied through the issuance of 25,000 shares of common stock valued at $750,000. Allegria is a developer of internet-based document management and collaborative tools for engineering and manufacturing companies. An additional $1,810,000 was used to fund equipment purchases, primarily for the development of the infrastructure for our Internet businesses, including our ISP network.

         Cash provided by financing activities increased mainly as a result of a private equity financing in June 2000. On June 22, 2000, we closed a private equity financing and issued to two investors, in a private transaction not involving a public offering, 200,000 shares of our common stock for approximately $3,075,000, net of certain commissions and offering costs. An additional $474,000 was received through the exercise of stock options and warrants. The increase in cash was partially offset by net repayment of outstanding debt and capital lease obligations.

         Net cash used in operations was $1,234,000 during the six months ended September 30, 2000 compared to $371,000 used during the same period in the prior year. The change is largely due to approximately $600,000 paid towards the acquisition of two special interest portals in India.

         Currently, we estimate that within the next three to six months at least $6,000,000 will be expended towards the continued development of the business and infrastructure for the ISP network.

         We believe that our current cash and cash equivalents balances will provide adequate working capital to fund our operations and planned expenditures at currently anticipated levels for the next twelve months. Additionally, we currently have $2,000,000 available under an existing line of credit. To the extent that such amounts are insufficient to finance our working capital requirements and planned expenditures, we may be required to raise additional funds through public or private equity or debt financing. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to us.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. We are required to adopt the statement, as amended by SFAS 137 and SFAS 138, in the first quarter of fiscal year 2002. We are currently studying the impact of this pronouncement on our consolidated financial statements and results of operations. At this time, we are unable to assess the impact of adopting SFAS 133, as amended.

         In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" as amended by Staff Accounting Bulletins No. 101 A and 101 B. These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of these bulletins are effective for our company commencing with quarter beginning January 1, 2001, with restatement of earlier quarters in fiscal 2001 required, if necessary. The SEC has recently indicated it intends to issue further guidance with respect to the adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, SAB 101 may have on its consolidated financial position or results of operations.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. We adopted FIN 44 during the quarter ended September 30, 2000. This adoption did not have a material effect on our consolidated financial position or results of operations.

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

         On May 15, 2000, we filed our answer to the complaint denying all of VPC's allegations and filed a cross-complaint against VPC and its president alleging fraud, rescission, breach of contract, conspiracy to breach fiduciary duty and unfair competition and seeking declaratory relief. The litigation is in its initial stages and discovery has commenced. We intend to vigorously defend this action and pursue our cross-complaint. Management believes the disposition of this matter will not have a material adverse effect on our results of operations or financial condition.

         We are a party to various other litigation arising in the normal course of business. Management believes the disposition of these matters will not have a material adverse effect on our results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES

         On June 22, 2000, we closed a private equity financing to issue to two investors, in a private transaction not involving a public offering, 200,000 shares of our common stock for approximately $3,075,000, net of certain commissions and offering costs. In connection with this private placement, we issued warrants to purchase an aggregate of 60,000 shares of our common stock to the two investors. The warrants are convertible into common stock at an exercise price of $19.00 per share and expire in June 2005. In addition, we issued additional warrants to purchase 53,300 shares of our common stock to third parties in connection with this transaction. These warrants are convertible into common stock at exercise prices ranging from $16.50 to $23.46 and expire between May and June 2003.

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


Date:  November 13, 2000

                                                  NETGURU, INC.


                                                  By: /S/ WAYNE BLAIR
                                                      ---------------
                                                      Wayne Blair
                                                      Chief Financial Officer,
                                                      Sr. Vice President,
                                                      Finance and Treasurer
                                                      (principal financial
                                                      and accounting officer)

EXHIBIT INDEX
-------------

Exhibit 27.1      Financial Data Schedule