Form 10QSB
period 2000-12-31
NETGURU INC
filed 2001-02-14
CIK 1015920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 16,850,603 on February 8, 2001.


PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NETGURU, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                     DECEMBER 31, 2000
                                        (Unaudited)
                    (In thousands, except share and per share amounts)

                                          ASSETS
Current assets:
    Cash and cash equivalents                                                     $  8,486
    Accounts receivable (net of allowance for doubtful accounts of $464)             5,257
    Deferred income taxes                                                              258
    Notes and related party loans receivable                                           134
    Prepaid expenses and other current assets                                        2,867
                                                                                  ---------

           Total current assets                                                     17,002

Property, plant and equipment, net                                                   5,037
Goodwill and intangible assets (net of accumulated amortization of $2,635)          10,884
Deferred income taxes                                                                1,508
Other assets                                                                         1,346
                                                                                  ---------
                                                                                  $ 35,777
                                                                                  =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt                                        $    579
    Current portion of capital lease obligations                                       114
    Accounts payable                                                                 1,402
    Accrued expenses                                                                 1,373
    Income taxes payable                                                               225
    Deferred maintenance revenue                                                     1,580
    Deferred gain on sale-leaseback                                                     70
    Deferred income taxes                                                              163
                                                                                  ---------

           Total current liabilities                                                 5,506

Long-term bank debt, net of current portion                                            929
Capital lease obligations, net of current portion                                      278
Deferred gain on sale-leaseback, net of current portion                                904
Deferred income taxes                                                                   52
                                                                                  ---------

           Total liabilities                                                         7,669
                                                                                  ---------

Stockholders' equity:
    Preferred stock, par value $.01; authorized 5,000,000 shares; issued and
      outstanding none                                                                   -
    Common stock, par value $.01; authorized 100,000,000 shares; issued and
      outstanding 16,808,338 shares (net of 10,965 treasury shares)                    168
    Additional paid-in capital                                                      32,480
    Accumulated deficit                                                             (3,657)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                            (883)
                                                                                  ---------

           Total stockholders' equity                                               28,108
                                                                                  ---------
                                                                                  $ 35,777
                                                                                  =========

See accompanying notes to consolidated financial statements.


                                        NETGURU, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                              (In thousands, except share and per share amounts)

                                                 THREE MONTHS      THREE MONTHS     NINE MONTHS       NINE MONTHS
                                                    ENDED             ENDED            ENDED             ENDED
                                                 DECEMBER 31,      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                     2000              1999             2000              1999
                                             -----------------------------------------------------------------------
Net revenues:
    IT services                              $           4,129  $          3,359  $        14,023  $          6,410
    Software sales, maintenance and services             2,234             2,215            6,442             6,504
    Internet portals and digital media
      products and services                              1,078                19            1,798                47
                                             -----------------------------------------------------------------------

           Total net revenues                            7,441             5,593           22,263            12,961

Cost of revenues:
    IT services                                          2,997             2,372            9,469             4,489
    Software sales, maintenance and services               331               247              954               684
    Internet portals and digital media
      products and services                                973                 -            1,361                19
                                             -----------------------------------------------------------------------

           Total cost of sales                           4,301             2,619           11,784             5,192

                                             -----------------------------------------------------------------------
           Gross profit                                  3,140             2,974           10,479             7,769
                                             -----------------------------------------------------------------------

Operating expenses:
    Selling, general and administrative                  3,933             2,940           11,198             6,912
    Research and development                               746               594            2,091             1,871
                                             -----------------------------------------------------------------------

           Total operating expenses                      4,679             3,534           13,289             8,783
                                             -----------------------------------------------------------------------

           Operating loss                               (1,539)             (560)          (2,810)           (1,014)
                                             -----------------------------------------------------------------------

Other (income) expense:
    Interest, net                                         (119)              124             (334)              365
    Other                                                  (19)              (16)             (56)              (25)
                                             -----------------------------------------------------------------------

           Total other (income) expense                   (138)              108             (390)              340
                                             -----------------------------------------------------------------------

Loss before income taxes                                (1,401)             (668)          (2,420)           (1,354)

Income tax expense (benefit)                                51              (251)              11              (468)
Minority interest in earnings of
    subsidiaries                                             -                 1                -                 7
                                             -----------------------------------------------------------------------

           Net loss                          $          (1,452) $           (418) $        (2,431)$            (894)
                                             =======================================================================

Net loss per common share:
         Basic                               $           (0.10) $          (0.04) $         (0.17) $          (0.08)
                                             =======================================================================
         Diluted                             $           (0.10) $          (0.04) $         (0.17) $          (0.08)
                                             =======================================================================

Common shares used in computing net loss per
    common share:
         Basic                                      14,994,885        11,973,156       14,004,961        11,677,692
                                             =======================================================================
         Diluted                                    14,994,885        11,973,156       14,004,961        11,677,692
                                             =======================================================================


See accompanying notes to consolidated financial statements.


                                   NETGURU, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                           (In thousands)
                                                                             NINE MONTHS        NINE MONTHS
                                                                                ENDED              ENDED
                                                                             DECEMBER 31,       DECEMBER 31,
                                                                                 2000               1999
                                                                           ---------------    ---------------
Cash flows from operating activities:
    Net loss                                                               $       (2,431)    $         (894)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                               1,748              1,134
        Deferred income taxes                                                        (119)                31
        Compensation expense recognized on issuance of stock options                   83                 33
        Changes in operating assets and liabilities (net of
          acquisitions):
          Accounts receivable                                                      (1,101)               245
          Notes and related party loans receivable                                     90                (76)
          Prepaid expenses and other current assets                                   284               (209)
          Other assets                                                             (1,003)              (145)
          Accounts payable                                                            534               (197)
          Accrued expenses                                                           (579)               (85)
          Income taxes payable                                                         11               (666)
          Deferred maintenance revenue                                                298                 70
          Deferred gain on sale-leaseback                                             (52)                (2)
                                                                           ---------------    ---------------

                  Net cash used in operating activities                            (2,237)              (761)
                                                                           ---------------    ---------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                      (3,030)              (518)
    Payments to acquire companies, net of cash acquired                            (1,591)            (3,194)
    Proceeds from sale-leaseback of real estate, net                                    -              2,709
                                                                           ---------------    ---------------

                  Net cash used in investing activities                            (4,621)            (1,003)
                                                                           ---------------    ---------------

Cash flows from financing activities:
    Proceeds from bank debt                                                           318                992
    Repayment of bank debt                                                         (1,003)            (2,335)
    Repayment of capital lease obligations                                            (89)               (64)
    Proceeds from issuance of preferred stock                                           -              2,600
    Proceeds from issuance of common stock                                          9,818                986
    Payments for repurchase of preferred stock                                     (6,560)                 -
    Payments for repurchase of common stock                                           (76)                 -
                                                                           ---------------    ---------------

                  Net cash provided by financing activities                         2,408              2,179
                                                                           ---------------    ---------------

    Effect of exchange rate changes on cash and cash equivalents                     (329)                37
                                                                           ---------------    ---------------

                  (Decrease) increase in cash and cash equivalents                 (4,779)               452

Cash and cash equivalents, beginning of period                                     13,265              2,011
                                                                           ---------------    ---------------

Cash and cash equivalents, end of period                                   $        8,486     $        2,463
                                                                           ===============    ===============


                                   NETGURU, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                           (In thousands)
                                                                             NINE MONTHS        NINE MONTHS
                                                                                ENDED              ENDED
                                                                             DECEMBER 31,       DECEMBER 31,
                                                                                 2000               1999
                                                                           ---------------    ---------------

Supplemental disclosure of cash flow information:
    Amounts paid for:
         Interest                                                          $           80     $          366
         Income taxes                                                                 112                200

Supplemental disclosure of non-cash investing and financing activities:
    Issuance of common stock and warrants in connection with
      acquisitions                                                                    750              1,194
    Issuance of note payable for NetGuru Systems acquisition                            -                600
    Note receivable obtained in sale-leaseback of real estate                           -                250
    Acquisition of equipment under capital lease obligations                            -                  4



See accompanying notes to consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of netGuru, Inc. and its wholly-owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         These consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at December 31, 2000 and the results of operations and the cash flows for the three and nine months ended December 31, 2000 and 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. To obtain a more detailed understanding of the Company's results, these Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2000. Results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year ending March 31, 2001.

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

REVENUE RECOGNITION

         The Company recognizes revenue when it is realized or realizable and earned. The Company's revenues arise from the following segments: information technology ("IT") services; software sales, maintenance and services; and Internet portals and digital media products and services.

         Revenue from providing IT services is primarily recognized on a time and material basis as services are performed. Certain IT services contracts are fixed cost type contracts for which revenue is recognized upon achieving certain milestones.

         Revenue from software sales is recognized upon shipment, provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. The Company's sales do not provide a specific right of return. At the time of sale, the Company typically provides 120-day initial maintenance and support to the customer. Costs relating to this initial 120-day support period, which include primarily telephone support, are not considered material. After the initial support period, customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

         Revenues from products and services sold via Internet portals, including telecommunications and travel services, are predominately recognized net of purchase costs when the products and services are delivered and collectibility is certain. Certain travel services, based on their nature, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues.

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

ACQUISITIONS AND INVESTMENTS

         Effective April 1, 2000, the Company acquired all of the outstanding capital stock of Allegria Software, Inc. ("Allegria") for $1,500,000 in cash and 25,000 shares of the Company's common stock, valued at approximately $750,000 at the date of acquisition. Allegria is a developer of Internet-based document management and collaborative tools primarily for engineering and manufacturing companies. The technology acquired will be used in the Company's software sales and in the development of the Company's special interest portal targeting the engineering community. The acquisition was accounted for as a purchase. Goodwill of approximately $2,200,000 was recorded for this acquisition and will be amortized over a period of ten years.

         In May 2000, the Company acquired a 49% interest in India-based Interra Global Limited, an Internet service provider, for approximately $242,000. An additional 25% interest in Interra Global Limited was acquired by the Company's wholly-owned subsidiary in India for approximately $225,000. Effective May 29, 2000, as a result of these two acquisitions, the Company owns a total of 74% interest in Interra Global Limited. These acquisitions were accounted for as a purchase.

         In September 2000, the Company entered into an agreement to acquire all of the outstanding capital stock of Interactive Digital India Pvt. Ltd. ("IDI"), an Indian corporation. IDI owns and operates punecity.com, a web portal that will be used as part of the Company's netGuruIndia.com family of city-oriented portals. As of December 31, 2000 the Company had paid $50,000 towards the purchase price. The Company is currently in discussions with IDI concerning the completion of the acquisition. The Company intends that this acquisition, upon completion, would be accounted for as a purchase.

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

         On November 29, 2000 the Company repurchased and retired all of its outstanding preferred stock in exchange for 400,000 shares of common stock and a net cash payment of $6,560,000. A significant portion of the funds for this repurchase were obtained from the concurrent issuance of 1,670,270 shares of the Company's common stock to one investor in a private transaction not involving a public offering. The proceeds from this issuance were approximately $6,268,000, net of certain commissions and offering costs. In connection with this private equity financing, the Company issued warrants to purchase an aggregate of 200,000 shares of the Company's common stock to a third party related to this private equity financing transaction. These warrants are convertible into common stock at an exercise price of $3.93 and expire in November 2005.

COMPREHENSIVE INCOME (LOSS)

         Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires, among other things, foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income
(loss). Total comprehensive loss was $2,972,000 and $405,000 for the three months ended December 31, 2000 and 1999, respectively, and was $1,558,000 and $891,000 for the nine months ended December 31, 2000 and 1999, respectively.

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

     The following table illustrates the computation of basic and diluted net loss per share (in thousands):

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             DECEMBER 31,              DECEMBER 31,

                                                  --------------------------------------------------------
                                                        2000          1999         2000           1999
                                                  --------------------------------------------------------
Numerator:
Net loss                                               (1,452)        (418)       (2,431)         (894)
Cumulative preferred stock dividends                        -          (26)            -           (34)
                                                  --------------------------------------------------------
Numerator for basic and diluted loss
per share                                              (1,452)        (444)       (2,431)         (928)
                                                  ========================================================
Denominator:
Denominator for basic net loss per share -
average number of common shares outstanding
during the period                                      14,995       11,973        14,005        11,678
Incremental common shares attributable
to exercise of outstanding options, warrants
and other common stock equivalents                          -            -             -             -
                                                   --------------------------------------------------------
Denominator for diluted net loss per share             14,995       11,973        14,005        11,678
                                                   ========================================================

Basic net loss per share                              $ (0.10)     $ (0.04)      $ (0.17)      $ (0.08)
                                                   ========================================================
Diluted net loss per share                            $ (0.10)     $ (0.04)      $ (0.17)      $ (0.08)
                                                   ========================================================

         Options, warrants and other common stock equivalents amounting to 1,039,000 and 1,707,000 potential common shares for the three and nine month periods ended December 31, 2000, respectively, and 2,575,000 and 1,786,000 potential common shares for the three and nine month periods ended December 31, 1999, respectively, were excluded from the computation of diluted EPS because the Company reported net losses and, therefore, the effect would be antidilutive. Options to purchase 163,000 and 42,000 shares of common stock and warrants to purchase 450,000 and 387,000 shares of common stock for the three and nine month periods ended December 31, 2000, respectively, were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares and therefore would be antidilutive.

SEGMENT AND GEOGRAPHIC DATA

         The Company is an integrated Internet and IT technology and services company operating in three primary business segments; 1) IT services; 2) engineering software products, maintenance and services; and 3) Internet portals focused on telecommunications and travel services for Asian expatriates and digital media products and services. The Company has provided computer-aided engineering software solutions to customers for over 20 years. During the past 15 years, the Company has supported the engineering software business with India-based software programming and IT resources. In addition, based upon the Company's knowledge and understanding of the engineering software market, combined with the Company's Internet technology resources and experience, the Company launched Web4engineers.com, an engineering applications service provider ("ASP") portal hosting the Company's engineering software applications online and providing ASP services to engineering software providers and their licensees worldwide. With the acquisitions of R-Cube Technologies in February 1999 and NetGuru Systems completed in December 1999, the Company further expanded its IT resources and capabilities and its presence in the IT services industry, providing expertise in data-mining and embedded technologies, Internet/Intranet design and development and systems and software integration and implementation to companies in North America. The Company has expanded its IT services business into Europe and intends to further expand its services in India and Southeast Asia. With the Company's experience in India and understanding of the global Indian community, it began offering online Internet portal services in 1999. In 2000, the Company focused its portal offerings primarily on telecommunications and travel services for Asian expatriates. The Company continues to provide digital media services, including computer animation, and has used this expertise to enhance its Internet portal offerings. The following are significant components of worldwide operations by reportable operating segment (in thousands):

                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                     DECEMBER 31,                          DECEMBER 31,
                                          ----------------------------------   ----------------------------------
                                                2000               1999              2000              1999
                                          ---------------    ---------------   ----------------   ---------------
             NET REVENUE
IT services                               $        4,129     $        3,359    $        14,023    $        6,410
Software sales, maintenance and
  services                                         2,234              2,215              6,442             6,504
Internet portals and digital media
    products and services                          1,078                 19              1,798                47
                                          ---------------    ---------------   ----------------   ---------------

         Consolidated                     $        7,441     $        5,593    $        22,263    $       12,961
                                          ===============    ===============   ================   ===============

       OPERATING (LOSS)/INCOME
IT services                               $          192     $          214    $         1,837    $          593
Software sales, maintenance and
  services                                          (643)              (744)            (1,920)           (1,539)
Internet portals and digital media
    products and services                         (1,088)               (30)            (2,727)              (68)
                                          ---------------    ---------------   ----------------   ---------------

         Consolidated                     $       (1,539)    $         (560)   $        (2,810)   $       (1,014)
                                          ===============    ===============   ================   ===============

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                     DECEMBER 31,                          DECEMBER 31,
                                          ----------------------------------   ----------------------------------
                                                2000               1999              2000              1999
                                          ---------------    ---------------   ----------------   ---------------
             NET REVENUE
United States                             $        6,137     $        4,181    $        18,617    $        9,073
The Americas (other than U.S.)                       257                217                583               554
Europe                                               607                918              1,667             2,271
Asia-Pacific                                         440                277              1,396             1,063
                                          ---------------    ---------------   ----------------   ---------------

         Consolidated                     $        7,441     $        5,593    $        22,263    $       12,961
                                          ===============    ===============   ================   ===============

             EXPORT SALES
United States                             $          285     $          447    $           836    $        1,129
                                          ===============    ===============   ================   ===============

                                           AT DECEMBER 31,      AT DECEMBER 31,
                                                 2000                1999
                                          -----------------   ------------------
                LONG-LIVED ASSETS *
                United States             $         13,376    $           8,771
                Europe                                 376                  569
                Asia-Pacific                         3,515                1,507
                                          -----------------   ------------------

                         Consolidated     $         17,267    $          10,847
                                          =================   ==================

     * Long-lived assets excludes the noncurrent portion of deferred income tax assets.

COMMITMENTS AND CONTINGENCIES

         The Company previously disclosed that it was involved in litigation with Video Pioneers Corporation ("VPC"). The Company settled with VPC during the third quarter of fiscal 2001 for a nominal amount.

         The Company is a party to various other litigation arising in the normal course of business. Management believes the disposition of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation,

o        our ability to transition into new lines of business as planned;
o our ability to become a leading integrated Internet and IT technology and services company addressing the Asian expatriate market, the worldwide information technology services market and the worldwide Internet engineering software market;
o our ability to successfully market and sell ASP services through our recently launched engineering portal;
o        market growth;
o        new competition;
o        competitive pricing;
o        new technologies;
o        our ability to successfully implement our future business plans;
o        statements about our business strategy and our expansion strategy;
o        our ability to attract strategic partners, alliances and advertisers;
o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future;
o        our ability to hire and retain qualified personnel;
o        our ability to obtain capital, if required;
o        our ability to successfully implement our brand building campaign;
o        the risks of uncertainty of trademark protection;
o        our plans regarding our telephony infrastructure and service offerings;
o our beliefs regarding the growth of Internet usage within the global Indian community;
o our beliefs regarding the demand for our products and our competitive advantages;
o        the negative impact of economic slowdowns and recessions;  and
o risks associated with existing and future government regulation to which we are subject.

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

GENERAL

         We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in February 2000. We are an integrated Internet and IT technology and services company providing:

o        IT services to companies worldwide;
o Internet and PC-based engineering and animation software products and services to businesses worldwide; and
o Internet portals focused on telecommunications and travel services for Asian expatriates and digital media products and services.

         We have been providing computer-aided engineering software solutions to our customers for over 20 years. For the past 15 years, we have supported our engineering software business with our India-based software programming and IT resources. In addition, based upon our knowledge and understanding of the engineering software market, combined with our Internet technology resources and experience, we recently launched WEB4ENGINEERS.COM, an engineering ASP portal hosting our engineering software applications online and providing ASP services to engineering software providers and their licensees worldwide. In 1999, we acquired two IT services companies in the U.S., further expanding our IT resources and capabilities. With our experience in India and our understanding of the global Indian community, we began offering our Internet portal services in fiscal 2000. In fiscal 2001, we focused our portal offerings primarily on telecommunications and travel services for Asian expatriates. We continue to provide digital media services, including computer animation, and use this expertise to enhance our Internet portal offerings.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           DECEMBER 31,                    DECEMBER 31,
                                                    --------------------------      --------------------------
                                                       2000            1999            2000            1999
                                                       ----            ----            ----            ----
Net revenues                                           100.0%          100.0%          100.0%          100.0%
Cost of revenues                                        57.8            46.8            52.9            40.1
                                                      -------         -------         -------         -------

Gross profit                                            42.2            53.2            47.1            59.9
                                                      -------         -------         -------         -------

Selling, general and administrative expenses            52.9            52.6            50.3            53.3
Research and development expenses                       10.0            10.6             9.4            14.4
                                                      -------         -------         -------         -------
Total operating expenses                                62.9            63.2            59.7            67.8
Operating loss                                         (20.7)          (10.0)          (12.6)           (7.8)

Interest (income) expense, net                          (1.6)            2.2            (1.5)            2.8
Other (income) expense, net                             (0.3)           (0.3)           (0.3)           (0.2)
                                                      -------         -------         -------         -------

Loss before income taxes                               (18.8)          (11.9)          (10.9)          (10.4)
Income tax expense (benefit)                             0.7            (4.5)            0.0            (3.6)
Minority interest in earnings of subsidiaries            -               0.0             -               0.1
                                                      -------         -------         -------         -------

Net loss                                               (19.5)%          (7.5)%         (10.9)%          (6.9)%
                                                      =======         =======         =======         =======

         NET REVENUES - Net revenues for the quarter ended December 31, 2000 increased by $1,848,000 (33.0%) to $7,441,000, as compared to $5,593,000 for the quarter ended December 31, 1999. For the nine months ended December 31, 2000, net revenues increased by $9,302,000 (71.8%) to $22,263,000 from $12,961,000 for the nine months ended December 31, 1999. These increases in net revenues were primarily attributable to continued growth of the IT services business and the expansion of our Internet portal, telecommuncations, travel and digital media segment. Revenue recognized for the IT services business segment was $4,129,000 and $14,023,000 for the three and nine month periods ended December 31, 2000, respectively, compared to $3,359,000 and $6,410,000, respectively, for the same periods in fiscal 2000. The increase in IT services revenues is primarily due to the acquisition of Net Guru Systems in September 1999 and continued growth in this segment. Revenue recognized for the Internet portal segment was $1,078,000 and $1,798,000 for the three and nine month periods ended December 31, 2000, respectively, compared to $19,000 and $47,000, respectively, for the same periods in fiscal 2000. This increase is primarily the result of an increase in the sales of travel and telecommunications services in the current year. The increase in travel services was largely the result of the acquisition of e-Destinations, Inc., a travel services agency, in January 2000. The sales of prepaid phone cards has increased significantly since September 2000, when we started routing calls through our own telecommunications switch.

         International net revenues as a percentage of total revenues for the quarter ended December 31, 2000 decreased to 14.1%, from 21.4% for the quarter ended December 31, 1999. For the nine months ended December 31, 2000, international revenues decreased to 13.8%, from 25.7% for the nine months ended December 31, 1999. The decrease in international net revenues as a percentage of total net revenues was primarily due to the significant increase in revenues attributable to our IT services business. Although we recently began offering our IT services in Europe, to date a significant portion of our IT services revenue continues to be generated within the United States. Our domestic revenues are denominated in U.S. Dollars, while revenues and expenses for our foreign subsidiaries and sales offices are usually recorded in the applicable foreign currency and translated into U.S. Dollars. There were no foreign exchange gains or losses that were material to our financial results during the three months and nine months ended December 31, 2000 and 1999.

         GROSS PROFIT - Gross profit increased by $166,000 (5.6%) to $3,140,000 for the quarter ended December 31, 2000 as compared to $2,974,000 for the quarter ended December 31, 1999. Gross profit increased by $2,710,000 (34.9%) to $10,479,000 for the nine months ended December 31, 2000 as compared to $7,769,000 for the nine months ended December 31, 1999. These increases were primarily due to the continued growth of our IT services business segment. Gross profit for IT services was $1,132,000 for the quarter ended December 31, 2000 and $4,554,000 for the nine month period ended December 31, 2000 compared to $987,000 and $1,921,000, respectively, for the same periods in fiscal 2000. Gross margin decreased to 42.2% of total net revenues in the quarter ended December 31, 2000 as compared to 53.2% for the quarter ended December 31, 1999, and decreased to 47.1% for the nine months ended December 31, 2000 as compared to 59.9% of the corresponding period last year. This change is due primarily to the continued growth of the IT services and Internet portal segments, for which the cost of generating revenues is significantly higher than for sales of software products. As we continue to emphasize these business segments, we expect that our gross margin will continue at or near current levels.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Selling, general and administrative ("SG&A") expense increased by $993,000 (33.8%) to $3,933,000 for the quarter ended December 31, 2000 as compared to $2,940,000 for the quarter ended December 31, 1999, and increased slightly as a percentage of total net revenues to 52.9% from 52.6% for the comparable quarter of the prior year. SG&A expense increased by $4,286,000 (62.0%) to $11,198,000 in the nine months ended December 31, 2000 as compared to $6,912,000 for the nine months ended December 31, 1999, and decreased as a percentage of total net revenues to 50.3% from 53.3% for the comparable period of the prior year. The majority of the increase in expenses is due to the acquisition of NetGuru Systems in September 1999 and the continued growth of our IT Services business segment. SG&A expenses for the IT services segment totaled $940,000 for the current quarter and $2,716,000 for the nine months ended December 31, 2000 compared to $772,000 and $1,328,000, respectively, reported for the same periods in fiscal 2000. Additional increases resulted from goodwill amortization due to recent acquisitions. The remaining increase for both periods was largely related to the development of the Internet portal, telecommunications, travel and digital media services businesses. SG&A expense for our Internet portal segment was $918,000 for the current quarter and $2,565,000 for the nine months ended December 31, 2000, as compared to $50,000 and $116,000 for the same periods in fiscal 2000.

         RESEARCH AND DEVELOPMENT EXPENSE - Research and development expense increased by $152,000 to $746,000 in the quarter ended December 31, 2000 as compared to $594,000 for the quarter ended December 31, 1999, but decreased as a percentage of total net revenues to 10.0% from 10.6% for the comparable quarter of the prior year. Research and development expense increased by $220,000 to $2,091,000 in the nine months ended December 31, 2000 as compared to $1,871,000 for the nine months ended December 31, 1999, but decreased as a percentage of net revenues to 9.4% from 14.4% for the comparable nine months of the prior year. The increase in research and development expense is primarily related to the development of our ASP technology. The decrease in research and development expense as a percentage of total net revenues is primarily due to the continued growth of the IT services segment. The results for both the three and nine month periods ended December 31, 2000 include increased net revenues for IT services with no addition to research and development expense. We anticipate that this percentage will remain at or near current levels in the future, reflecting our emphasis on the IT services segment.

         OTHER (INCOME) EXPENSE - Net interest changed by $243,000 to net interest income of $119,000 in the quarter ended December 31, 2000 as compared to net interest expense of $124,000 for the quarter ended December 31, 1999. Net interest changed by $699,000 to net interest income of $334,000 in the nine months ended December 31, 2000 as compared to net interest expense of $365,000 for the nine months ended December 31, 1999. The change in both periods is primarily due to the decrease in long-term debt and increase in cash and cash equivalent balances due largely to cash proceeds from equity financings.

         INCOME TAXES - We had income tax expense of $51,000 and $11,000 for the three months and nine months ended December 31, 2000, respectively, as compared to an income tax benefit of $251,000 and $468,000 for the three months and nine months ended December 31, 1999, respectively. This decrease in income tax benefit is primarily due to an increase in the valuation allowance provided against deferred tax assets in the United States. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of December 31, 2000, we provided a valuation allowance of $772,000 to reduce the net deferred tax assets as a result of the potential expiration of certain tax credit and net operating loss carryforwards prior to their utilization.

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances. Our principal sources of liquidity at December 31, 2000 consisted of $8,486,000 of cash and cash equivalents. Cash and cash equivalents decreased by $4,779,000 during the nine months ended December 31, 2000. The decrease was largely due to cash used in operating and investing activities, somewhat offset by cash provided by financing activities.

         Net cash used in operations was $2,237,000 during the nine months ended December 31, 2000, compared to $761,000 used during the same period in the prior year. The change is primaily the result of a $923,000 increase in net loss before depreciation and amortization. Additional notable changes included approximately $600,000 paid as a deposit in connection with the operation of our Internet infrastructure in India and an increase in accounts receivable as a result of the addition of our e-Destinations, Inc. and Web4, Inc. subsidiaries.

         Cash used in investing activities primarily reflects $1,500,000 paid as a portion of the purchase price for the outstanding capital stock of Allegria Software, Inc. ("Allegria"). The remainder of the purchase price was satisfied through the issuance of 25,000 shares of common stock valued at $750,000. Allegria is a developer of Internet-based document management and collaborative tools primarily for engineering and manufacturing companies. An additional $3,030,000 was used to fund equipment purchases, primarily for the development of the infrastructure for our Internet businesses, including our Indian Internet infrastructure, our telecommunications system and our Web4 ASP engine.

         Cash provided by financing activities increased mainly as a result of a private equity financing in June 2000. On June 22, 2000, we closed a private equity financing and issued to two investors, in a private transaction not involving a public offering, 200,000 shares of our common stock for approximately $3,075,000, net of certain commissions and offering costs. An additional $476,000 was received through the exercise of stock options and warrants. The increase in cash was partially offset by net repayment of outstanding debt and capital lease obligations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. We are required to adopt the statement, as amended by SFAS 137 and SFAS 138, in the first quarter of fiscal year 2002. Although we are continuing to study the impact of this pronouncement, at this time we do not believe the adoption of SFAS 133 will have a material impact on our consolidated financial statements and results of operations.

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS, as amended by Staff Accounting Bulletins No. 101 A and 101
B. These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of these bulletins are effective for our company commencing with quarter beginning January 1, 2001, with restatement of earlier quarters in fiscal 2001 required, if necessary. The Securities and Exchange Commission has recently indicated it intends to issue further guidance with respect to the adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, we are unable to assess the impact, if any, SAB 101 may have on our consolidated financial position or results of operations.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We previously disclosed that we were involved in litigation with Video Pioneers Corporation ("VPC"). We settled with VPC during the third quarter of fiscal 2001 for a nominal amount.

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

         On November 29, 2000, we repurchased and retired all of our outstanding preferred stock in exchange for 400,000 shares of common stock and a net cash payment of $6,560,000. A significant portion of the funds for this repurchase were obtained from the concurrent issuance of 1,670,270 shares of our common stock to one investor in a private transaction not involving a public offering. The proceeds from this issuance were approximately $6,268,000, net of certain commissions and offering costs. In connection with this private equity financing, we issued warrants to purchase an aggregate of 200,000 shares of our common stock to a third party related to this private equity financing transaction. These warrants are convertible into common stock at an exercise price of $3.93 and expire in November 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         (a) The Annual Meeting of Stockholders of the Company was held on December 7, 2000.

         (b) The Company solicited proxies for the election of Amrit K. Das, Jyoti Chartterjee, Bruce E. Cummings and Santanu Das as directors, all of whom were then currently serving as directors. At the meeting, Garret W. Vreeland was nominated and elected as a director.

         (c)(i) PROPOSAL ONE: Election of five Directors by the holders of issued and outstanding shares of Common Stock:

                                               For       Abstain      Against
                                               ---       -------      -------

                     Amrit K. Das           10,980,403       0        933,831
                     Jyoti Chatterjee       10,980,403       0        933,831
                     Bruce E. Cummings      10,980,403       0        933,831
                     Santanu Das            10,980,403       0        933,831
                     Garret W. Vreeland     10,980,403       0        933,831

         (c)(ii) PROPOSAL TWO: Ratification of the appointment of KPMG LLP as the Company's independent accountants for the fiscal year beginning April 1, 2000:

                                    For:                          11,904,200
                                    Against:                           8,225
                                    Abstain:                           1,809
                                    Broker Non-Voting                      -

         (d)      Not applicable.


ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 12, 2001

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