Form 10KSB
period 2001-03-31
NETGURU INC
filed 2001-07-13
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

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
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)

22700 SAVI RANCH PARKWAY, YORBA LINDA, CA                          92887
(Address of principal executive offices)                         (Zip Code)

                    Issuer's telephone number: (714) 974-2500

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                    Name of exchange on which registered
              NONE                                         NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $31,302,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 18, 2001 was $23,141,012.

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 16,873,603 on June 18, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                  NETGURU, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.


INTRODUCTION

         We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are an integrated Internet technology and services company providing:

         o Internet-based information technology, or IT, services to companies worldwide;

         o Internet and personal computer-based engineering software products to businesses worldwide;

         o Internet content and commerce through our portal network, NETGURUINDIA.COM, which is focused on the "global Indian" community, consisting of resident Indians and persons of Indian origin, or PIOs; and

         o        Digital media and animation products and services.

         We have been providing computer-aided engineering software solutions to our customers for over 18 years. For the past 16 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the U.S., further expanding our IT resources and capabilities. With our experience in India and our understanding of the global Indian community, we began offering our Internet portal services in 1999. In addition, based upon our knowledge and understanding of the engineering software market, combined with our Internet technology resources and experience, we launched WEB4ENGINEERS.COM, an engineering portal hosting our engineering software applications online and providing applications services provider, or ASP, services to engineering software providers and their licensees worldwide.

         We provide a full suite of IT consulting services to our customers from our IT services divisions in the Silicon Valley and the Boston area. We support our IT services operations with our offshore facility in India. Our IT consulting customers include companies such as General Electric, Fidelity, Netscape, Sun Microsystems, Cisco Systems and Hewlett Packard. We have positioned our company to capitalize on our IT services methodology in order to provide Internet-based IT consulting services to businesses worldwide and to enable us to provide business-to-business Web solutions in India.

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

         In April 2000, we acquired Allegria Software, Inc., a company with Internet technology resources and online collaborative software. This acquisition, combined with our Web-enabling technology, allows us to offer to our current and prospective customers our engineering software products online with real-time, online collaboration through our WEB4ENGINEERS.COM portal. Our WEB4ENGINEERS.COM portal offers ASP services, including applications hosting, data hosting and portal services for engineering companies worldwide.

         Our Internet portal, NETGURUINDIA.COM, currently provides Internet content and commerce services, including travel, telecommunications and gifts, to PIOs through destinations that address the specific Indian cultural and ethnic needs of the targeted communities. Our portal network provides comprehensive digitally-rich media content and e-commerce services for PIOs, including direct-to-customer fulfillment and Internet tools such as chat rooms and other digital communication capabilities.

         We have developed proprietary digital multi-media expertise and resources in our studios in Calcutta, India and in the U.S. to offer our entertainment, advertising and corporate customers animation software such as AXA Web, digital multi-media, and features and other digital products and services worldwide. We plan to further enrich our offerings by providing full motion video and sound through internet portals, allowing users to view content in full-screen format on a user's computer without distortion or degradation of either video or sound quality.

PRODUCTS AND SERVICES

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

         We leverage our U.S. IT services experience and capabilities as well as our Indian IT resources to provide business-to-business Internet-based IT solutions to companies in India. We market our Internet-based business-to-business solutions to our installed base of 2,000 companies in India who license our engineering software products.

         ENGINEERING SOFTWARE PRODUCTS AND ASP

         Our technically sophisticated stand-alone and network-based engineering software products provide fully integrated, easy-to-use design automation and analysis solutions for use by engineering analysis and design professionals worldwide. We have developed a comprehensive line of structural, mechanical, civil and process/piping engineering software products, including STAAD/Pro(R) family of products, FabriCAD, ADLPIPE, STARDYNE(R), CIVILSOFT and CIVILMASTER(R). Our products assist engineers in performing mission-critical functions, including analysis and design of industrial, commercial, transportation and utility structures, pipelines, machinery and automotive and aerospace products and survey, contour and digital terrain modeling. All of our products use our proprietary Windows-based graphics engine that provides a modern graphics environment for model development, visualization/verification and drawing generation. These products are also designed for use with third-party CAD drafting systems, including AutoCAD and MicroStation. Our structural and civil engineering products provide eight international language options and twelve local design codes required by our worldwide markets. In April 2000, we acquired Allegria Software, Inc., a developer of Web-based document management and collaborative tools for engineers and manufacturers, and added their e-Review and ForReview collaboration products to our offerings. Suggested list prices for most of our software products range from approximately $995 to $7,000.

         We now offer our engineering products and solutions online on WEB4ENGINEERS.COM. On this site, we offer Web-enabled versions of our current software products such as STAAD/Pro(R), CIVILMASTER(R) and FabriCAD in addition to Web-enabled collaborative document review and management tools. We also provide ASP services to engineering and construction software companies and their customers to Web-host their applications software and their data. In addition, we have licensed our ASP technologies to LG Korea and have contracted with them to supervise their development of a Korean version of the ASP model. We will continue to explore opportunities to license our ASP technologies for use in various languages and countries as well as various industries outside of engineering and construction.

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

                                       A comprehensive array of structural         Light industrial and residential
                   STAAD.etc.          component design software tools ideal for   applications, Engineering/
                                       efficient design and analysis of steel      architectural consulting firms;
                                       and concrete structural accessories,        construction companies.
                                       timber and masonry.
------------------ ------------------- ------------------------------------------- ----------------------------------
Mechanical         STARDYNE(R)         Finite element analysis of mechanical/      Aerospace, nuclear, machine
Engineering        and                 structural components; machine and          tools, machinery, manufacturing,
                   VISUAL SOLID        equipment design; static/dynamic/non-       automotive, civil/structural,
                                       linear/buckling/transient/random            offshore/ marine, electrical,
                                       vibration/thermal/fracture/fatigue          chemical, processing,
                                       analysis. 3D solid modeling in design       power/energy, mining.
                                       automation; integrated with finite
                                       element analysis
------------------ ------------------- ------------------------------------------- ----------------------------------
Process/Piping     ADLPIPE             Analysis, design and code checking of       Power, process, industrial plant
Engineering                            piping systems; static/dynamic/seismic/     design.
                                       non-linear analysis; transient/thermal
                                       analysis; U.S. and major international
                                       codes.
------------------ ------------------- ------------------------------------------- ----------------------------------
Civil              CIVILSOFT /         Surveying, contouring, highway design,      Civil engineering consulting
Engineering        CIVILMASTER(R)      digital terrain modeling, earthwork         firms; government/municipal
                                       calculations, water network design,         agencies; utilities;
                                       sewer/storm drainage systems, hydraulics.   transportation; facilities;
                                                                                   construction companies.
------------------ ------------------- ------------------------------------------- ----------------------------------
Collaborative      ForReview           View and markup system: viewing, checking,  Architectural, engineering,
Software                               comparing and redlining of 250 file         construction, automotive and
                                       formats                                     manufacturing companies

                   e-Review            Online meeting and conference system to     Architectural, engineering,
                                       review, view and annotate drawings and      construction, automotive and
                                       documents in real time collaboratively      manufacturing companies
------------------ ------------------- ------------------------------------------- ----------------------------------

     NETGURU PORTAL NETWORK

         Our portal network provides our PIO users with a one-stop Internet gateway that enables them to access India-focused content and commerce.

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

         COMMERCE. Through our portal network, we offer electronic commerce, designed to appeal to the global Indian community and to serve its needs. Currently, we offer e-commerce to the PIO community and to the resident Indian community. We have identified three primary e-commerce opportunities within the global Indian community: travel-related services; communications; and gifts and merchandising.

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

                  COMMUNICATIONS. We currently offer to our PIO users pre-paid telephone cards for long distance phone calls to India directly through our NETGURUINDIA.COM portal. Currently, we purchase access, on a wholesale basis, from international carriers to offer our customers competitive pricing. Beginning in September 2000, we began using our own telephony infrastructure to send our customers' long distance calls to India. Our telephone cards allow our customers to use a unique PIN and an 800 number to dial long distance from any telephone in the U.S.

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

         TELEPHONY SERVICES

         We are in the process of establishing a transpacific, carrier-grade managed communications network to support our planned telephony services offerings. We are designing our managed communications network to be a premium communications and data network built with carrier-grade communications switches and equipment linked by a combination of the Internet, international leased lines and satellite access to and from India. We will monitor and control our network on a 24x7x365 basis to deliver high quality voice communications. In the U.S., our communications gateway and switch is located in our corporate headquarters in Yorba Linda, California and our leased communications facility in Los Angeles, California. In India, we will utilize government-approved telecommunications facilities.

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

         We plan to offer communications service providers long distance call termination services in India through our gateway in the U.S. by traditional delivery methods such as international leased lines and satellite access. Upon our receipt of the long distance calls in India, the calls will be routed through the Public Switched Telephone Network to the call termination destination in India.

     DIGITAL MEDIA AND ANIMATION PRODUCTS AND SERVICES

         We have developed proprietary digital multi-media expertise and resources in our studios in Calcutta, India and in the U.S. to offer our entertainment, advertising and corporate customers animation software such as AXA Web, digital multi-media, and features and other digital products and services worldwide. We plan to further enrich our offerings by providing full motion video and sound through internet portals, allowing users to view content in full-screen format on a user's computer without distortion or degradation of either video or sound quality.

CUSTOMERS

         In the past year, we provided IT consulting services to over 150 corporate customers in the U.S., including General Electric, Fidelity, Netscape, Sun Microsystems, Cisco Systems and Hewlett Packard. No single customer represented more than 5% of our business.

         We currently license our engineering software products to more than 20,000 customers accounting for over 50,000 software installations. Based on our customer surveys, we estimate that there are approximately 150,000 users at these installations worldwide. Our engineering software customers include Bechtel Corporation, British Telecom, Jet Propulsion Laboratories, Exxon Corporation, Fluor Daniel, Inc., General Dynamics, NASA, Rocketdyne, Siemens AG and Toyo Engineering.

SALES AND MARKETING

         NETGURU INTERNET PORTAL NETWORK. Our marketing goal is to increase traffic to our NETGURUINDIA.COM Internet portal and to develop a strong brand name as a leading integrated Internet technology and services company for the global Indian community. Our marketing plan includes the use of multiple advertising media, such as national network and cable television, network radio, national print and Web-based advertising initially in the U.S. and India, and subsequently in PIO communities around the world.

         Cultural and social events traditionally constitute a significant component of community life. We plan to create a marketing campaign that will focus on sponsoring Indian community events as a way of developing and maintaining awareness of our business and services. Currently, our Internet portal destinations provide free space on our Web pages for announcements of community events. For the past two years, we have sponsored a major North American cultural conference aimed at PIOs. More than 5,000 people attended the events and we believe the events generated significant awareness for our pilot portal destinations. We will sponsor the 2001 North American Indian Cultural Conference to be held in Boston, Massachusetts in July 2001. Our long-term objective is to develop relationships with representative community organizations and remain involved in community activities to maintain and enhance awareness of our brand name.

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

CUSTOMER SERVICE AND SUPPORT

         Customer service and support are essential to our continued success and brand development efforts. In our Internet portal and telephony businesses, we intend to take full advantage of our established experience and infrastructure to further enhance our users' experience and foster user loyalty. We have established user support teams in our local offices to enable us to rapidly respond to e-mail inquiries and provide technical advice on a 24x7x365 basis in English and the relevant local language. We will also proactively solicit feedback from our users in order to understand their preferences and to enhance their experience on our network.

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

RESEARCH AND DEVELOPMENT

         Our current research and development efforts are focused on Internet technologies, applications software Web-enabling and collaboration technologies and enhancements to our current engineering software product offerings. During fiscal years 2001 and 2000, we spent approximately $2.8 million and $2.5 million, respectively, on research and development activities.

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

         INTERNET TECHNOLOGY DEVELOPMENT. Our research and development efforts with respect to Internet technologies have been focused on creating, developing and implementing our NETGURUINDIA.COM and WEB4ENGINEERS.COM Web sites. We employed our resources in our U.S. and Indian research and development centers for these initiatives. We have a staff of trained graphics and Web design professionals in India dedicated to designing and developing content for our NETGURUINDIA.COM portal. We developed a comprehensive Java-based content management system in order to manage content, live broadcasts and video on a remote basis. Audio and video compression technologies have also been developed to increase the speed over which audio and video can be broadcast over the Internet. We are developing a personal information management system to allow users to manage their online address book, e-mail, contacts and to-do lists as well as utilize text-to-speech technology to route e-mails to pagers and cell phones. We use an interactive viewing, markup and collaboration tool on Java Servlet and RMI technologies on our WEB4ENGINEERS.COM portal to conduct real time viewing and mark-up conferences. We have developed this system to permit integration with major document management and ERP systems, including an in-house system developed in Java.

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

         With acquisition of Allegria Software in April 2000, we acquired the ForReview and e-Review software products, which permit our licensees to access the software on a real-time, collaborative basis. ForReview permits project managers, engineers and architects to access designs, models and reports on a concurrent basis and make edits, changes and improvements collaboratively, thereby saving time and improving efficiencies in the engineering and design process. The e-Review software permits collaboration online on our portal to permit concurrent review in a virtual environment.

COMPETITION

         We face competition within our target markets, which include Internet portal services targeting PIOs and resident Indians; traditional telephony services to and from India; Internet-based IT services for businesses worldwide; and engineering software products and ASP services for the worldwide engineering community. We expect that competition will intensify as the market for Internet-based solutions aimed at the global Indian community develops and expands. We compete primarily on the basis of service, reliability and customer support, as well as price, ease of use and content.

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

         INTERNET PORTAL SERVICES. For our Internet portal services focused on the PIO market, we compete primarily with Indolink, Rediff.com, NRIOL.com and Indiatimes.com. We may face additional competition in the future from major online services such as Yahoo! and America Online if they enter these markets and develop products focused on the Indian market. When we expand our portal services to the resident Indian market, we will face competition from VSNL, Satyam Infoway Limited, Rediff.com, MSN India and other Indian portals.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         Our intellectual property rights are an important aspect of our business. We rely primarily on a combination of contract, copyright, trademark and trade secret laws, domain registration, license and confidentiality agreements and software security measures to protect our proprietary technology. We require all of our employees and other parties with access to our confidential information to execute agreements prohibiting the unauthorized use or disclosure of our technology. In addition, we periodically review our proprietary technology for patentability, although we do not have any current patents. Despite these precautions and even though we have not experienced any misappropriation of our technology over the 18-year history of our company, we believe that existing laws provide limited protection for our technology and that it may be possible for a third party to misappropriate our technology or to independently develop similar technology. Our protective measures may be even less effective in the emerging Internet law field. Internet law is a new and developing area of the law and online contracting, privacy and liability issues, among others, are still being resolved. This lack of certainty is further exacerbated in India, where the use of the Internet is less evolved. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where we distribute our products, particularly in foreign countries where the laws generally offer no protection or less protection than those of the U.S. The laws of India, and other foreign countries in which we operate do not protect intellectual property rights to the same extent as those of the U.S. For example, Indian statutory law does not protect service marks. Due to our significant reliance upon international sales of our products and services, particularly in India, this lack of copyright and trade secret protection could adversely affect our business and results of operations if a third party were successful in copying our products and services and marketing products and services similar to ours. We distribute our engineering software products under "shrink-wrap" software license agreements, which grant end-users licenses to (rather than ownership of) our products and which contain various provisions intended to protect our ownership and confidentiality of the underlying technology. In addition, our software is distributed with a third party "hardware lock." "Shrink-wrap" licenses, which are not signed by the end-user, may be unenforceable in certain jurisdictions.

         Our trademarks include netGuru.com, NETGURUINDIA.COM,
WEB4ENGINEERS.COM, Allegria Software, ForReview, e-Review, QSE, FabriCAD, STAAD.etc. and ADLPIPE. Our registered trademarks include STAAD(R), STAAD/Pro(R), STARDYNE(R) and CIVILMASTER(R). We may not be able to secure adequate protection for our trademarks in the United States and in the other countries in which we do business.

GOVERNMENT REGULATION

     REGULATION OF THE INTERNET

         UNITED STATES AND EUROPE. The U.S. Congress has recently passed or is considering legislation regulating certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, digital signatures and liability for third-party activities. The European Union also has recently enacted several directives relating to the Internet, including directives that address the use of personal data, e-commerce activities, security, commercial piracy, consumer protection and taxation of e-commerce transactions. Various states have adopted and are considering Internet related legislation and regulations. Governmental authorities in the U.S. and abroad are considering other legislative and regulatory proposals to further regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. We cannot predict what new laws will be enacted, or how courts will interpret existing and new laws, and therefore are uncertain as to how new laws or the application of existing laws will affect our business. In addition, our business may be indirectly affected by legislation that affects the ability of our customers to engage in e-commerce activities. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for our products and services, increase our cost of doing business or otherwise harm our business, results of operations and financial condition.

         INDIA. Our business is also subject to comprehensive regulation by the Ministry of Communications through the Telecom Commission and the Department of Telecommunications pursuant to the provisions of the Indian Telegraph Act of 1885, or Telegraph Act, the India Wireless Telegraphy Act, 1933, or Wireless Act, and the terms of the Class A Internet service provider license agreement under which we operate, which our subsidiary, Interra Global Limited, entered into with the Department of Telecommunications. Pursuant to the Telegraph Act, the provision of any telecommunications services in India requires a license from the government of India, obtained through the Department of Telecommunications. While the Telegraph Act sets the legal framework for regulation of the telecommunications sector and the Wireless Act regulates the possession of wireless telegraphy equipment, much of the supervision and regulation of the Internet service provider segment of our company is implemented more informally through the general administrative powers of the Department of Telecommunications, including those reserved to the Department of Telecommunications and other governmental agencies under our license.

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

         In May 2000, we acquired Interra Global Limited, an Indian Internet service provider, which has a Class A license to provide national Internet service provider services in India under an agreement with the Department of Communications. The license has a 15-year term and can be revoked by the Department of Telecommunications if we breach the license. The Department of Telecommunications retains the right to take over our network and to modify, revoke, terminate or suspend the terms and conditions of the license at any time if, in its opinion, it is necessary or expedient to do so in the interest of general public, or for the proper operation of the telecommunications sector or for security considerations. The Department of Telecommunications also retains the right to review the terms of our license based on changes in national telecommunications policy. We are not permitted to assign or transfer our rights under our license without the prior written consent of the Department of Telecommunications. Our license also requires us to ensure that objectionable, obscene and unauthorized content, or any other content, messages or communications infringing copyrights, intellectual property rights and domestic and international cyberlaws or which are inconsistent with the laws of India, are not carried on our network. Although under the terms of our license we are free to fix the prices we charge our subscribers, the Telecom Regulatory Authority may set prices for the provision of Internet access services generally. We are permitted to use encryption to safeguard information transmitted over our network. However, if we use a higher level of encryption than that specified by the government of India, our license requires us to deposit a set of keys with the government of India. Our obligations under the license are secured by a performance bank guarantee in the amount of 20.0 million rupees ($428,000).

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

         WE HAVE RECENTLY EXPANDED INTO NEW LINES OF BUSINESS AND MAY EXPAND INTO OTHER LINES OF BUSINESS. WE HAVE A LIMITED OPERATING HISTORY AND LACK EXPERIENCE IN THESE NEW LINES OF BUSINESS MAKING IT DIFFICULT FOR US TO PREDICT OUR FUTURE SUCCESS.

         We have only recently diversified our business and are now offering Internet content and commerce services for the PIO community, Internet-based IT business-to-business services, telephony services to the PIO community and ASP services to engineering software providers and their users worldwide. We intend to provide integrated communications services to and from India to consumers, carriers and businesses. As a result, we have limited or no operating histories in each of these new or proposed lines of business and therefore, our historical financial information is of limited value in projecting our future results. Our future success in these new markets which we have recently entered and plan to enter in the future is, therefore, difficult to evaluate.

         OUR NEW LINES OF BUSINESS MAY BE DIFFICULT TO INTEGRATE WITH OUR HISTORICAL CORE BUSINESSES.

         We have been in the engineering software business for approximately 20 years and our two recently acquired IT consulting businesses have a combined 10 years of operating experience. We have only recently entered the Internet content and commerce services, Internet-based IT business-to-business services, telephony services and engineering ASP services markets. In the future, we may expand into the integrated Indian-focused communications markets. Our expansion into these new and proposed lines of business may be particularly difficult for us to manage and acquisitions in these fields may be more difficult for us to integrate, at least initially, because they involve different disciplines and require different expertise than our core businesses. In addition, this expansion may detract management's time and attention away from our core businesses. If we are not able to attain the level of expertise and reputation in these fields that we believe we have attained in the engineering software field, and, through our acquisitions within the IT consulting field, our business, financial condition and operating results could be adversely affected.

         IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR EXPANDED OPERATIONS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         We have experienced rapid growth in the past few years in some of our new lines of business and expect to continue to experience rapid growth in all of our new and proposed lines of business over the next several years. This growth has placed, and will continue to place, a significant strain on our management and other resources. Our ability to manage our growth will require us to continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees. Among other things, we will need to hire and integrate new managers and install and operate new or enhanced accounting, financial management and information systems. If we are unable to manage our growth effectively, the quality of our products and services, our ability to identify, hire and retain key personnel and our business, financial condition and operating results could be adversely affected.

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

         The Internet portal services, Internet-based IT business-to-business consulting services, Internet-based engineering software products and services and telephony services markets are each highly competitive. These markets may experience pricing and margin pressure, which as a result, could adversely affect our operating results and financial position. A number of companies offer products and services within the same markets that we target. The market for Internet-based products and services is characterized by an increasing number of entrants due to low start-up costs. Some of our competitors and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than us. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance. Our future success will depend significantly upon our ability to increase our share of our target markets and to sell additional products, product enhancements and services to our customers. We may not be able to compete successfully, and competition may result in decreases in:

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

         IN ORDER TO COMPETE SUCCESSFULLY, WE MUST KEEP PACE WITH THE RAPID CHANGES INVOLVING TECHNOLOGY AND THE INTERNET.

         We currently compete in the Internet content and commerce services, Internet-based IT business-to-business consulting services, Internet-based engineering software products and services and telephony services market. We plan to compete in the integrated communications markets. Each of these markets is characterized by rapid technological advances, changes in customer requirements and frequent new product and services introductions and enhancements. Our future success will depend upon our ability to enhance our current products and services and to develop and introduce new products and services that keep pace with technological developments, respond to the growth in the Internet, encompass evolving customer requirements and achieve market acceptance. Any failure on our part to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness, revenues, profit margins or market share. There is no assurance that new products or product enhancements which we develop will achieve market acceptance.

         IF WE ARE UNABLE TO DEVELOP STRATEGIC RELATIONSHIPS WITH CONTENT AND COMMERCE PROVIDERS, OUR INTERNET PORTAL BUSINESS COULD BE ADVERSELY AFFECTED.

         Strategic relationships with content and commerce providers may be critical to our success in our Internet portal business. We are in the process of negotiating certain third party relationships with content and commerce providers. We expect that most of these relationships will not be exclusive and will be short-term or can be terminated for convenience. We cannot assure you that we will be successful in entering into any of these relationships or, if we do, that any such relationship will result in attractive content and commerce offerings. If we are unable to deliver valuable content and commerce through our Internet portal, we will be unable to attract and retain a significant number of users, subscribers and advertisers, and, as a result, our revenue from commerce and advertising will not meet our expectations, and our business, financial condition and operating results would be adversely affected.

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

         o the level of e-commerce activity on our special interest portal;

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

         o the amount and timing of capital expenditures and other costs relating to the expansion of our Internet network; and

         o        general economic conditions.

         Many of our expenses are relatively fixed in the short-term. We cannot assure you that our revenues will increase in proportion to any increase in our expenses. We may be unable to adjust spending quickly enough to offset any unexpected revenues shortfall. This could lead to a shortfall in revenues in relation to our expenses.

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

         We have established and acquired several international subsidiaries, which prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into U.S. dollars and the statements of operations are converted using weighted average exchange rates for the applicable periods. Therefore, exchange rate fluctuations can have a detrimental effect on our reported operating results. We do not engage in hedging activities to protect against the risk of currency fluctuations. Foreign currency denominated sales may result in gains and losses on the conversion to U.S. dollars. We have historically denominated sales by our foreign subsidiaries in the local currency.

         OUR COMMITMENT OF SIGNIFICANT RESOURCES AND EXPANSION OF OUR ACTIVITIES IN INDIA COULD PROVE TO BE UNPROFITABLE DUE TO RISKS INHERENT IN INTERNATIONAL BUSINESS ACTIVITIES.

         Sales of our products and services to customers located outside the U.S. accounted for approximately 19.1% and 28.9% of our net revenue for the fiscal years ended March 31, 2001 and March 31, 2000, respectively. We are subject to a number of risks associated with international business activities that could adversely affect our operations in India and slow our growth. These risks generally include, among others:

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

         We had outstanding performance guarantees for various statutory purposes totaling approximately $428,000 as of March 31, 2001. These guarantees are generally provided to government agencies, as security for compliance with and performance of terms and conditions contained in an Internet service provider license towards the supply and installation of an e-commerce platform. These guarantees may be seized by the governmental agencies if they suffer any losses or damage by reason of our failure to perform our obligations. Any failure on our part to comply with governmental regulations and the terms of our Internet service provider license could result in the loss of our license and any amount outstanding as performance guarantees, which would also prevent us from carrying on a significant part of our business. Further, additional laws regulating telecommunications, electronic records, the enforceability of electronic documents and the liability of network service providers are under consideration and if enacted, could impose additional restrictions on our business.

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

         CONFLICTS INVOLVING INDIA COULD ADVERSELY AFFECT THE INDIAN ECONOMY AND HARM OUR BUSINESS.

         South Asia has from time to time experienced civil unrest and hostilities among neighboring countries, including India and Pakistan. In April 1999, India and Pakistan conducted long-range missile tests. Since May 1999, military confrontations between India and Pakistan have occurred in the disputed Himalayan region of Kargill. Further, in October of 1999, the leadership of Pakistan changed as a result of a coup led by the military. If a conflict involving India and any of its neighboring countries should occur, it could have an adverse affect on the Indian economy and our business would be adversely affected.

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

         OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

         The market prices of securities of technology-based companies like ours, particularly Internet-related companies, currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. Our market price may continue to exhibit significant fluctuations in response to the following factors, some of which are beyond our control:

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

         WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND ADEQUATE FINANCING MAY NOT BE AVAILABLE.

         Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of our research and development efforts, and the status of competitive products and services. We believe that current and future available capital resources will be adequate to fund our operations for the foreseeable future. However, to the extent we are in need of any additional financing, there can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders may result. If adequate funds are not available, we may be required to delay, scale back or eliminate our research and development program and our marketing efforts or to obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could adversely affect our business, financial condition and results of operations.

         OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF OUR COMPANY POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

         Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by our stockholders. As of March 31, 2001, no shares of preferred stock were outstanding. The issuance of preferred stock in the future, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company. Furthermore, such preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance thereof could adversely affect the market value of our common stock. We have no present plans to issue shares of preferred stock.

         THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK AND THE ANTI-TAKEOVER EFFECTS OF DELAWARE LAW COULD ADVERSELY AFFECT THE PERFORMANCE OF OUR STOCK.

         As of June 18, 2001, our executive officers and directors and their family members together beneficially owned approximately 45.7% of the issued and outstanding shares of our common stock. As a result, such persons will have the ability to exert significant control over our affairs and over the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control of our company. In addition, Section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders, as defined by statute. These provisions may have the effect of delaying or preventing a change in control of our company without action by our stockholders, and therefore could adversely affect the price of our common stock.

EMPLOYEES

         As of March 31, 2001, we had 361 employees, including 92 in product development and related support services, 92 in IT consulting, 48 in digital media production, 66 in sales and marketing and 63 in finance and administration. As of that date, 178 of our employees were located in the United States and 183 were located in international locations.

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

         We own a 22,000 square foot research and development facility in Calcutta, India. In addition, we own an adjacent 20,452 square foot building in Calcutta, primarily housing our digital media and Internet operations.

         We also lease office space in various other locations domestically and internationally where our operations are located. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

         We previously disclosed that we were involved in litigation with Video Pioneers Corporation ("VPC"). We settled this action with VPC during the third quarter of fiscal 2001 for a nominal amount.

         We are a party to various other litigation arising in the normal course of business. We believe the disposition of these matters will not have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended March 31, 2001, no matters were submitted for vote to our common stockholders.

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

         As of June 18, 2001, there were approximately 136 holders of record of our common stock. Within the holders of record of our common stock are brokerage firms which, in turn, hold shares of stock for beneficial owners.

         We have reinvested our earnings in the business and have not paid any dividends to holders of our common stock. The declaration and payment of dividends are at the sole discretion of the Board of Directors and will depend upon our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

         The high and low closing sales prices of a share of our common stock, as reported by the Nasdaq National Market, for each quarter of fiscal 2001 and 2000 are as follows:

                                             Fiscal 2001          Fiscal 2000
                                         -------------------  ------------------
                                            High      Low        High      Low
                                         --------- ---------  --------- --------
  1st Quarter (April 1 - June 30)          $29.00    $16.50      $5.50    $3.94
  2nd Quarter (July 1 - September 30)       20.50     16.50       5.25     4.25
  3rd Quarter (October 1 - December 31)     16.81      3.38      24.50     4.47
  4th Quarter (January 1 - March 31)         6.25      2.00      55.75    22.75

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

         o Internet content and commerce through our portal network, NETGURUINDIA.COM, which is focused on the "global Indian" community, consisting of resident Indians and PIOs; and

         o        Digital media and animation products and services.

         We have been providing computer-aided engineering software solutions to our customers for approximately 20 years. For the past 16 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the U.S., further expanding our IT resources and capabilities. With our experience in India and our understanding of the global Indian community, we began offering our Internet portal services in 1999. In addition, based upon our knowledge and understanding of the engineering software market, combined with our Internet technology resources and experience, we launched WEB4ENGINEERS.COM, an engineering portal hosting our engineering software applications online and providing ASP services to engineering software providers and their licensees worldwide.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                     YEAR ENDED MARCH 31,
                                              ---------------------------------
                                                  2001               2000
                                                  ----               ----

        Net revenues                               100.0%             100.0%
        Cost of revenues                            52.6               43.7
                                              ----------------  ---------------

        Gross profit                                47.4               56.3
                                              ----------------  ---------------

        Selling, general and
         administrative expenses                    51.8               51.8
        Research and development expenses            8.8               12.3
        Restructuring                                7.7                -
                                              ----------------  ---------------

        Operating loss                             (20.8)              (7.8)

        Interest income (expense), net               0.6               (2.0)
        Other income, net                            0.5                0.1
                                              ----------------  ---------------

        Loss before income taxes                   (19.7)              (9.7)
        Income tax (expense) benefit                (1.5)               2.9
                                              ----------------  ---------------

        Net loss                                   (21.2)%             (6.8)%
                                              ================  ===============

         NET REVENUES. Net revenues for the fiscal year ended March 31, 2001 increased by $11,366,000 (57.0%) to $31,302,000, as compared to $19,936,000 for the fiscal year ended March 31, 2000. Our total revenues for the current year primarily consisted of (1) IT services, (2) engineering software products, maintenance and services, (3) Internet content, e-commerce and ASP services and
(4) digital media products and animation services. IT services net revenues represented 57.6% of total net revenues for the fiscal year ended March 31, 2001 compared to 52.7% for the fiscal year ended March 31, 2000. In dollar terms, IT services net revenues were $18,019,000 in fiscal 2001 compared to $10,512,000 in fiscal 2000, an increase of 71.4%. This increase is primarily due to a full year of revenue from Net Guru Systems in fiscal 2001 compared to approximately six months of revenue in fiscal 2000. The remaining increase was largely achieved during the first and second quarters of the year, during which customer demand was high and our IT services professionals were at or near full utilization. Our IT revenues decreased in the latter part of the year as a result of the changes in the economic environment of technology companies, however, the strength of the results from the first half of the year resulted in a net increase for the year as a whole.

         Our revenues from software sales, maintenance and services declined as a percentage of total revenues to 31.4% in fiscal 2001 from 44.9% in fiscal 2000, largely due to the growth of our other business segments. In dollar terms, revenues from software sales, maintenance and services were $9,824,000 in fiscal 2001 compared to $8,953,000 in fiscal 2000, an increase of 9.7%. The increase was largely achieved through the addition of new software product lines, primarily For Review and e-Review online collaboration software products, as a result of the acquisition of Allegria Software, Inc. in April 2000. Maintenance revenues also increased as a result of the addition of these product lines. Maintenance and services revenues for other product lines were relatively flat as we continued to sell maintenance contracts for new and old versions of our software products.

         Net revenue for our Internet portal segment increased as a percentage of total revenues to 10.3% in fiscal 2001 from 0.5% in fiscal 2000. In dollar terms , revenues from this segment were $3,217,000 in fiscal 2001 compared to $100,000 in fiscal 2000. This increase is primarily the result of an increase in the sales of travel and telecommunications services in the current year. The increase in travel services was largely the result of the acquisition of e-Destinations, Inc., a travel services agency, in January 2000. The sales of prepaid phone cards has increased significantly since September 2000, when we started routing calls through our own telecommunications switch.

         Digital media and animation services comprise an emerging business segment for our company. Revenues for fiscal 2001 amounted to $242,000 compared to $371,000 for fiscal 2000. The revenues for fiscal 2000 included $324,000 of revenue for services performed for one customer, which was a related party. No revenue was recognized in fiscal 2001 for this customer. Revenue for all other customers has increased by $195,000 from $47,000 in fiscal 2000.

         GROSS PROFIT. Gross profit as a percentage of net revenues decreased to 47.4% for the fiscal year ended March 31, 2001 as compared to 56.3% for the fiscal year ended March 31, 2000. The gross profit percentage from the IT services segment is typically lower, 32.2% in fiscal 2001, than the gross profit percentage from the software sales, maintenance and services segment, 79.7% in fiscal 2001. In dollar terms, total gross profit increased by $3,623,000 (32.3%) to $14,844,000 for fiscal 2001 compared to $11,221,000 for fiscal 2000, largely as a result of the increase in IT services revenues. Gross profit for IT services increased $2,606,000 to $5,796,000 for fiscal 2001 compared to $3,190,000 for fiscal 2000. The total gross profit increase included an additional $1,016,000 due to the emergence of the Internet, e-commerce and ASP services segment during fiscal 2001. These increases were partially offset by a decrease of $113,000 in gross profit for the software sales, maintenance and services segment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $5,882,000 (57.0%) to $16,204,000 for the fiscal year ended March 31, 2001 as compared to $10,322,000 for the fiscal year ended March 31, 2000. The increase is largely attributable to a full year of operations for businesses acquired during fiscal 2000 and the acquisition of Allegria in fiscal 2001. Increases also resulted from the addition of personnel dedicated to the development of our Internet portal and ASP services businesses. Despite this increase in total dollars, SG&A expenses as a percentage of net revenues remained relatively flat at 51.8% for both fiscal year 2001 and 2000.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses increased by $307,000 (12.5%) to $2,759,000 for fiscal 2001 as compared to $2,452,000 for fiscal 2000, largely due to development of the ASP services business. As a percentage of net revenues, however, R&D expenses decreased from 12.3% in fiscal 2000 to 8.8% in fiscal 2001 due to the significant increase in net revenues in fiscal 2001.

         RESTRUCTURING. In March 2001, we announced plans to restructure our operations. As a result of this restructuring plan, we recorded a restructuring charge of $2.4 million in the fourth quarter of fiscal 2001. The restructuring plan consisted of four major points: 1) refocused strategic direction of ISP initiatives; 2) refocused strategic direction of Internet portal initiatives; 3) consolidation of technical support activities; and 4) elimination of our in-house legal department. In the Internet portal business, we have redirected our primary focus towards the telephony and travel services offered through the portal. For our ISP initiatives in India, we have redirected our primary focus towards the telephony, communication and connectivity services targeted at the corporate market. In March 2001, we closed our Boston technical support office as the key milestone in the consolidation of technical support activities. Technical support activities previously offered from that office has been consolidated into the Yorba Linda facility. The elimination of the in-house legal department primarily consisted of the termination of one employee whose position will not be filled. Legal services will be obtained as needed through our continuing external legal counsel.

         OTHER INCOME. Net interest changed by $601,000 to net interest income of $193,000 for fiscal 2001 as compared to net interest expense of $408,000 for fiscal 2000. The change is primarily due to the decrease in long-term debt and increase in cash and cash equivalent balances due largely to cash proceeds from equity financings.

         INCOME TAXES. Net income taxes changed by $1,044,000 to net income tax expense of $457,000 in fiscal 2001 compared to a net income tax benefit of $587,000 in fiscal 2000. The current year expense is primarily due to valuation allowance provided against certain deferred tax assets. Although we believe that most of these deferred tax assets will be realizable against future earnings, we increased our valuation allowance by $2,564,000 in fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances and have used debt and equity financing when appropriate and practicable. Our principal sources of liquidity at March 31, 2001 consisted of $7,958,000 of cash and cash equivalents. Cash and cash equivalents decreased by $5,307,000 during the fiscal year ended March 31, 2001. The decrease was largely due to cash used in operations and cash used in investing activities offset by a net increase in cash from financing sources.

         Net cash used in operations was $661,000 in fiscal 2001 compared to $2,464,000 in fiscal 2000. The net loss for the period was the primary reason for the decrease in cash during fiscal 2001. The impact of this was largely offset by the return of a large deposit balance. Other significant changes occurred due to changes in accounts receivable, prepaid expenses and other assets, deferred revenues and accounts payable along with an increase in depreciation and amortization expense.

         The cash used in investing activities is largely attributable to the acquisitions of Allegria and Interra Global during fiscal 2001. Payments to acquire companies, net of cash acquired, accounted for approximately $2,042,000 of the net cash used in investing activities. Approximately $4,598,000 was spent to purchase property, plant and equipment, including hardware for our Internet portal, ASP services and ISP businesses.

         Cash provided by financing activities during fiscal 2001 resulted from many factors. The largest impact was the result of a private equity financing in June 2000. On June 22, 2000, we closed a private equity financing and issued to two investors, in a private transaction not involving a public offering, 200,000 shares of our common stock for approximately $3,075,000, net of certain commissions and offering costs. This increase was largely offset by net repayment of capital lease obligations and long term bank debt , including a repayment of a $600,000 note payable to the prior owner of Net Guru Systems.

         We believe that our current cash and cash equivalents balances will provide adequate working capital to fund our operations at currently anticipated levels through March 31, 2002. Additionally, we currently have $2,000,000 available under an existing line of credit which expires in August 2001. To the extent that such amounts are insufficient to finance our working capital requirements, we will be required to raise additional funds through public or private equity or debt financing. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to us.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. We have not historically entered into derivative contracts or related instruments. Transactions between our domestic entities and foreign entities, including our foreign subsidiaries, are typically denominated in the US dollar. Transactions between our foreign subsidiaries and third parties are typically denominated in the local functional currency in the country in which the subsidiary operates. We adopted SFAS 133, as amended, effective April 1, 2001, the implementation of which resulted in no material impact on our consolidated financial statements and results of operations.

FORWARD LOOKING STATEMENTS

         The preceding "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation,

         o our ability to transition into new lines of business as planned;
         o our ability to become a leading integrated Internet technology and services company addressing the global Indian market, the worldwide information technology services market and the worldwide Internet engineering software market;
         o        our ability to successfully market and sell ASP services
                  through our recently launched engineering portal;
         o        market growth;
         o        new competition;
         o        competitive pricing;
         o        new technologies;
         o our ability to successfully implement our future business plans;
         o statements about our business strategy and our expansion strategy;
         o our ability to attract strategic partners, alliances and advertisers;
         o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future;
         o        our ability to hire and retain qualified personnel;
         o        our ability to obtain capital, if required;
         o our ability to successfully implement our brand building campaign;
         o        the risks of uncertainty of trademark protection;
         o our plans for expanding our Internet portal network and the services offered through such network;
         o our plans regarding our telephony infrastructure and service offerings;
         o our beliefs regarding the growth of Internet usage within the global Indian community;
         o our beliefs regarding the demand for our products and our competitive advantages;
         o        the negative impact of economic slowdowns and recessions; and
         o risks associated with existing and future government regulation to which we are subject.

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

ITEM 7.  FINANCIAL STATEMENTS.

         Our consolidated financial statements are included in this Form 10-KSB beginning on page F-1 following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Our directors, executive officers and key employees are as follows:

                 Name                     Age                               Position
                 ----                     ---                               --------
Amrit K. Das........................      56       Chairman of the Board, Chief Executive Officer and Director
Jyoti Chatterjee....................      45       President,  Chief Operating Officer,  Director and Acting Chief
                                                   Financial Officer
Santanu Das.........................      28       Corporate Vice President, President, Engineering and Animation
                                                   Software and ASP and Director
Stephen Owen........................      42       Senior Vice President, European Operations
Charles Sleichter III...............      55       Vice President, Marketing Communications and Marketing
                                                   Strategies
Clara Young.........................      46       Vice President, Chief Administrative Officer
Bruce E. Cummings...................      52       Director
Garrett Vreeland....................      42       Director

AMRIT K. DAS is the founder of our company and has served as our Chief Executive Officer and Director since its inception in 1981. Mr. Das also served as our President since our inception until March, 1999. Mr. Das holds a B.S. in Civil/Structural Engineering from Calcutta University, India and an M.S. in Structural Engineering from the University of South Carolina.

JYOTI CHATTERJEE has served as our President since March 1999 and has served as our Chief Operating Officer and a Director since April 1990 and has served as our Chief Financial Officer since March 2001 . From April 1990 to March 1999, Mr. Chatterjee served as our Executive Vice President. From 1985 to 1990, Mr. Chatterjee served as our Chief Consulting Engineer. Mr. Chatterjee holds a B.S. in Structural Engineering from the Indian Institute of Technology and an M.S. in Structural Engineering from the University of Pennsylvania.

SANTANU DAS has served as our Corporate Vice President and President, Engineering and Animation Software and ASP since January 2001, Vice President, New Technology since July 1999 and as a Director since September 1996. Mr. Das served as Manager of New Technology from May 1997 until June 1999. Prior to that Mr. Das served as a Senior Engineering Analyst for our company from 1991 to April 1997. Mr. Das holds a B.S. in Structural Engineering from the University of Southern California and an M.S. in Structural Engineering from the Massachusetts Institute of Technology. Santanu Das is the son of Amrit Das.

STEPHEN OWEN has served as our Senior Vice President of European Operations since October 1999. He served as our Director of European Operations from 1987 to 1999. Mr. Owen holds a B.S. in Civil Engineering from the University College Swansea, United Kingdom.

CHARLES SLEICHTER, III has served as our Vice President, Marketing Communications and Marketing Strategies since January 2000. Prior to joining us, Mr. Sleichter served, as an independent contractor, as Chief Operating Officer, Senior Executive-Creative & Marketing Strategy for VPC Communications from August 1999 to December 1999. From September 1997 to July 1999, Mr. Sleichter served as Director of Business Development for J.B. Research/Relaxor. >From 1996 to 1997, he served as an adjunct professor in the Department of Communications, Film and Television of California State University, Fullerton. Mr. Sleichter holds a B.A. in Communications and an M.A. in Mass Communications, Electronic Media from California State University, Fullerton.

CLARA YOUNG has served as our Vice President of Administration since December 1987. Ms. Young holds a B.S. in Computer Science from California State University, Fullerton.

BRUCE E. CUMMINGS has served as a Director of our company since 1996. Mr. Cummings is the Principal of Bruce Cummings Associates, management and marketing consultants, which he founded in 1997. Prior to that, Mr. Cummings was the President and Chief Executive Officer of Portrait Display Labs, Inc., a manufacturer of special purpose computer monitors, which he co-founded, from 1992 to June 1997. Mr. Cummings is currently a member of the Advisory Board for Europe Direct, the European Direct Marketing Conference. Mr. Cummings holds a B.S. in Marketing from California State University at Long Beach.

GARRETT VREELAND has served as a Director of our company since December 2000. Mr. Vreeland is the Vice President of US Advertising Sales at Lycos. He has been with Lycos since June 1998. From November 1995 to June 1998, Mr. Vreeland was in Ad Sales at Time, Inc. Prior to that, Mr. Vreeland spent 11 years in the Advertising Agency business at Ogilvy & Mather. Mr. Vreeland holds a B.S. in Marketing from University of Vermont.

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

         Based solely upon a review of copies of such reports furnished to us during the fiscal year ended March 31, 2001 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that, during our 2001 fiscal year, we complied with all Section 16(a) filing requirements applicable to our reporting persons.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         Information concerning the annual and long-term compensation for services in all capacities to our company of our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the fiscal years ended March 31, 2001, 2000 and 1999 is shown below.

                                     SUMMARY COMPENSATION TABLE

                                                                        Long-Term
                                                                      Compensation
                                         Annual Compensation             Awards
                                         -------------------             ------

                                                                       Securities
                                                     Other Annual      Underlying       All Other
         Name and                       Salary      Compensation(1)     Options        Compensation
    Principal Position       Year        ($)             ($)              (#)               ($)
    ------------------       ----     ----------    --------------     ----------      ------------
Amrit K. Das                 2001       324,000        73,183            30,000          26,068(2)
  Chief Executive Officer    2000       322,400          ---               ---           28,055(2)
                             1999       260,000          ---            120,000          16,506(2)

Jyoti Chatterjee             2001       210,600        36,573            30,000          10,500(3)
  President and Chief        2000       209,160          ---               ---           11,116(3)
  Operating Officer          1999       156,000          ---            100,000           9,360(3)

Clara Young                  2001       121,500        16,203             9,000           7,290(3)
  Vice President,            2000       121,100          ---               ---            8,111(3)
  Chief Administrative       1999       104,000          ---             25,500           6,040(3)
  Officer

Stephen Owen (4)             2001       107,481        13,344(5)         12,000          30,144(6)
  Sr. Vice President,        2000       111,002        14,475(5)           ---           36,619(6)
  European Operations

Santanu Das (7)              2001       124,616          ---             30,000          12,627(8)
  Corporate Vice President,
  President, Engineering
  and Animation Software
  and ASP

--------------------------------------------------------------------------------
(1) The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.
(2) Represents 401(k) contributions as well as premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das in the amount of $15,568 in 2001, $16,855 in 2000 and $7,006 in 1999.
(3)      Represents 401(k) contributions made by us on behalf of the Named
         Executive.
(4) Information related to fiscal 1999 omitted since Mr. Owen did not meet the criteria to be included in this table during that year.
(5)      Represents car allowance.
(6)      Represents contributions to pension plan.
(7) Information related to fiscal 1999 and 2000 omitted since Santanu Das did not meet the criteria to be included in this table during those years.
(8) Represents 401(k) contributions as well as premiums paid by us pursuant to a life insurance policy established for the benefit of Santanu Das in the amount of $5,150 in 2001

STOCK OPTION GRANTS IN 2001

         Stock option grants were made to each of the Named Executives in fiscal 2001; 30,000 to Amrit Das, 30,000 to Mr. Chatterjee, 9,000 to Mrs. Young, 12,000 to Mr. Owen and 30,000 to Santanu Das. We have never granted any stock appreciation rights.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         Shown below is information with respect to the number of shares of our common stock acquired upon the exercise of options, the value realized therefore, the number of unexercised options at March 31, 2001 and the value of unexercised in-the-money options at March 31, 2001 for the Named Executives in the Summary Compensation Table above. The Named Executives did not hold any stock appreciation rights during fiscal 2001.

                                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                              AND FISCAL YEAR-END OPTION VALUES

                                                            Number of Securities           Value of Unexercised In-the-Money
                                                       Underlying Unexercised Options        Options at Fiscal Year-End ($)
                                                          At Fiscal Year-End (#)
                         Shares
                       Acquired on       Value
        Name           Exercise(#)     Realized($)      Exercisable      Unexercisable      Exercisable        Unexercisable
        ----           -----------     -----------      -----------      -------------      -----------        -------------
Amrit K. Das               ---             ---            130,000            70,000           390,000               210,000

Jyoti Chatterjee           ---             ---            192,667            63,333           578,000               190,000

Clara Young                ---             ---             68,667            17,333           206,000                52,000

Stephen Owen               ---             ---             66,667            25,333           200,000                76,000

Santanu Das                ---             ---            150,000            50,000           450,000               150,000

DIRECTORS' COMPENSATION

         Our directors do not currently receive any cash compensation for service on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings.

EMPLOYMENT AGREEMENTS

         In May 1996, we entered into five-year employment agreements with each of Amrit Das, Jyoti Chatterjee and Clara Young. In June 2001, we entered into new five-year agreements with each of these individuals and in addition entered into a five-year employment agreement with Santanu Das. The new agreements provide that Mr. Amrit Das, Mr. Chatterjee, Ms. Young and Mr. Santanu Das will receive minimum base annual salaries of $312,000, $202,800, $117,000 and $120,000, respectively. Each employment agreement also provides for the grant of an annual bonus with such bonuses, if any, to be determined by the Compensation Committee of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of June 18, 2001, certain information with respect to (i) each director of our company, (ii) the Named Executives and (iii) all directors and executive officers of our company as a group, and (iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.

 NAME AND ADDRESS           AMOUNT AND NATURE OF BENEFICIAL     PERCENT OF CLASS
OF BENEFICIAL OWNER          OWNERSHIP OF COMMON STOCK (1)      OF COMMON STOCK
-------------------          -----------------------------      ---------------

Amrit K. Das (2)(3)(4)                  2,689,518                     15.8%

Jyoti Chatterjee (2)(3)(5)                457,957                      2.7%

Clara Young (2)(6)                        104,039                       *

Stephen Owen (2) (7)                      150,191                       *

Santanu Das (2)(3)(8)                   2,704,900                     15.9%

Bruce E. Cummings (3)(9)                   20,000                       *

Peter Kellogg (10)                      3,772,864                     22.4%

Sormistha Das                           1,862,914                     11.0%
1043 Taylor Court
Anaheim Hills, CA 92808


All Directors and Executive             6,140,605                     35.1%
Officers of the Company as
a Group (7 persons) (11)

---------------
* Less than 1%
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within 60 days after June 18, 2001, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.
(2) Named executive officer of our company. The address of each executive officer is c/o netGuru, Inc., 22700 Savi Ranch Parkway, Yorba Linda, CA.
(3) Director of our company. The address of each director is c/o netGuru, Inc., 22700 Savi Ranch Parkway, Yorba Linda, CA.
(4) Includes 1,279,759 shares of Common Stock held by the A. and P. Das Living Trust and 130,000 shares of common stock underlying options which are exercisable as of June 18, 2001 or within 60 days after such date. Does not include 1,862,914 shares of common stock held by Mr. Das' daughter, Sormistha Das, or 2,704,900 shares of common stock beneficially held by Mr. Das' son, Santanu Das. Mr. Das disclaims beneficial ownership of the shares of common stock held by Sormistha Das and Santanu Das. Includes 50,000 shares of common stock held by the Purabi Das Foundation, Inc., of which Mr. Das is the Trustee. Mr. Das disclaims beneficial ownership of these shares.
(5) Includes 192,667 shares of common stock underlying options which are exercisable as of June 18, 2001 or within 60 days after such date.

(6) Includes 68,667 shares of common stock underlying options which are exercisable as of June 18, 2001 or within 60 days after such date.
(7) Includes 66,667 shares of common stock underlying options which are exercisable as of June 18, 2001 or within 60 days after such date.
(8) Includes 150,000 shares of common stock underlying options which are exercisable as of June 18, 2001 or within 60 days after such date. Mr. Das is the son of Amrit Das, our Chief Executive Officer.
(9) Represents 20,000 shares of common stock underlying options which are exercisable as of June 18, 2001 or within 60 days after such date.
(10) Includes 2,104,594 shares of common stock held by Spear, Leeds & Kellogg of New York of which Mr. Kellogg is a principal.
(11) Includes 642,001 shares of common stock underlying options which are exercisable as of June 18, 2001 or within 60 days after such date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We provide digital media production services to Ruby Pictures, Inc. ("Ruby"). Ruby is a movie production house owned and operated by the Purabi Das Foundation, Inc., a charitable organization founded by Amrit Das, our Chairman and CEO. We recognized $324,000 in revenue for the fiscal year ended March 31, 2000 related to these services and have a receivable balance due from Ruby of $284,000 at March 31, 2000. In fiscal 2001, we entered into an agreement with Ruby to purchase the rights to a digital film produced by Ruby for $500,000, net of any unreimbursed costs incurred by us in the production of this film. The outstanding receivable balance due from Ruby was offset against the purchase price, and a net payment was made in April 2001. We plan to use this film as a promotional tool for our digital media and animation services business segment and also plan to generate direct revenues through distribution of this film.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         2.1 Amended and Restated Stock Purchase Agreement, without exhibits and schedules, dated as of September 14, 1999, among the registrant, NetGuru Systems, Inc., NetGuru Consulting, Inc. and Bharat Manglani.*****

         2.6 Securities Purchase Agreement, without exhibits and schedules, dated as of September 14, 1999, between the registrant and Triton Private Equities Fund, L.P.*****

         2.11 Securities Purchase Agreement dated March 8, 2000 between the registrant, Elliott Associates, L.P. and Westgate International, L.P.+++

         2.12 Exchange Agreement dated March 30, 2000 between the registrant, Elliott Associates, L.P. and Westgate International, L.P. +++

         2.13 Stock Purchase Agreement dated March 27, 2000 between the registrant, Allegria Software, Inc. and GRAL, Inc. +++

         3.1      Certificate of Incorporation of the registrant.*

         3.5      Bylaws of the registrant.*

         4.1 Certificate of Designations of Series B Cumulative Convertible Preferred Stock dated March 30, 2000. +++

         4.3 Common Stock Purchase Warrant dated as of September 14, 1999, issued by the registrant to Triton Private Equities Fund, L.P.*****

         4.6 Common Stock Purchase Warrant dated March 8, 2000, issued by the registrant to Elliott Associates, L.P. +++

         4.7 Common Stock Purchase Warrant dated March 8, 2000, issued by the registrant to Westgate International, L.P. +++

         4.9 Common Stock Purchase Warrant dated March 8, 2000, issued by the registrant to Shoreline Institutional Finance. +++

         4.10 Warrant Agreement dated February 7, 2000 between the registrant and Cruttenden Roth Incorporated. +++

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

         10.7 Agreement Not To Compete dated October 1, 1998 between the registrant and Techna Consultancy Private Limited.***

         10.8     Research Engineers, Inc. 1998 Stock Option Plan. +

         10.9 Credit Agreement dated February 26, 1999 by and between the registrant and Imperial Bank.****

         10.10 Agreement and Plan of Reorganization among the registrant, PacSoft, Incorporated and Karen Hunter, William Schmidt and Mae Webb dated March 31, 1999. ++

         10.11    netGuru, Inc. 2000 Stock Option Plan.

         10.12 Employment Agreement dated June 1, 2001, by and between the registrant and Amrit K. Das.

         10.13 Employment Agreement dated June 1, 2001, by and between the registrant and Jyoti Chatterjee.

         10.14 Employment Agreement dated June 1, 2001, by and between the registrant and Clara Y. M. Young.

         10.15 Employment Agreement dated June 1, 2001, by and between the registrant and Santanu Das.

         21.1     Subsidiaries of the registrant.

         23.1     Consent of KPMG LLP.


(b)      Reports on Form 8-K

                 None.

-----------------------------------------------------------------
* Filed as an exhibit to our Registration Statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA) and incorporated herein by reference.
** Filed as an exhibit to our Form 10-KSB for the fiscal year ended March 31, 1997 and filed with Securities and Exchange Commission on June 30, 1997, or amendment thereto filed on August 19, 1997 and incorporated herein by reference.
*** Filed as an exhibit to our Form 10-QSB for the quarterly period ended December 31, 1998 and filed with the Securities and Exchange Commission on February 11, 1999 and incorporated herein by reference.
**** Filed as an exhibit to our Form 8-K dated February 26, 1999 and filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.
***** Filed as an exhibit to our Form 8-K dated September 14, 1999 and filed with the Securities Exchange Commission on September 29, 1999.
+ Filed as an exhibit to our Proxy Statement filed pursuant to Section 14(a) of the Securities Act on November 12, 1998 and incorporated herein by reference.
++ Filed as an exhibit to our Form 10-KSB dated March 31, 1999 and filed with the Securities and Exchange Commission on June 30, 1999 and incorporated herein by reference.
+++ Filed as an exhibit to our Form 10-KSB dated March 31, 2000 and filed with the Securities Exchange Commission on June 26, 2000 and incorporated herein by reference.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NETGURU, Inc


Dated: July 13, 2001                       /s/ AMRIT K. DAS
                                           -------------------------------------
                                           Amrit K. Das, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                               Title                      Date
------------------------    -----------------------------------   -------------


/s/ AMRIT K. DAS            Chairman of the Board, Chief          July 13, 2001
------------------------    Executive Officer and Director
Amrit K. Das                (principal executive officer)


/s/ JYOTI CHATTERJEE        President, Chief Operating Officer,   July 13, 2001
------------------------    Acting Chief Financial Officer and
Jyoti Chatterjee            Director (principal financial and
                            accounting officer)


/s/ SANTANU DAS             Director                              July 13, 2001
------------------------
Santanu Das


/s/ BRUCE CUMMINGS          Director                              July 13, 2001
------------------------
Bruce Cummings


/s/ GARRETT VREELAND        Director                              July 13, 2001
------------------------
Garrett Vreeland

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Independent Auditors' Report                                      F-2

2.       Consolidated Financial Statements:

         Consolidated Balance Sheet as of March 31, 2001                   F-3

         Consolidated Statements of Operations for the years ended
         March 31, 2001 and 2000                                           F-4

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Loss for the years ended
         March 31, 2001 and 2000                                           F-5

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2001 and 2000                                           F-6

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of netGuru, Inc. and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the years ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/ KPMG LLP


Orange County, California
June 27, 2001

                            NETGURU, INC. AND SUBSIDIARIES

                              Consolidated Balance Sheet

                                    March 31, 2001

                  (In thousands, except share and per share amounts)

                                        ASSETS

Current assets:
    Cash and cash equivalents                                                $  7,958
    Accounts receivable (net of allowance for doubtful accounts of $832)        4,937
    Deferred income taxes                                                         342
    Notes and related party loans receivable                                       14
    Prepaid expenses and other current assets                                   1,375
                                                                             ---------

           Total current assets                                                14,626

Property, plant and equipment, net                                              4,796
Goodwill and intangible assets (net of accumulated amortization of $2,962)     10,847
Deferred income taxes, non-current                                                936
Other assets                                                                    1,076
                                                                             ---------

                                                                             $ 32,281
                                                                             =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                        $    591
    Current portion of capital lease obligations                                  151
    Accounts payable                                                            1,179
    Accrued expenses                                                            1,558
    Income taxes payable                                                          116
    Deferred maintenance revenue                                                1,992
    Deferred income taxes                                                          60
    Accrued restructuring costs                                                   309
                                                                             ---------

           Total current liabilities                                            5,956

Long-term debt, net of current portion                                            840
Capital lease obligations, net of current portion                                 532
Deferred income taxes, non-current                                                104
Deferred gain on sale-leaseback                                                   957
                                                                             ---------

           Total liabilities                                                    8,389
                                                                             ---------

Commitments and contingencies  (Note 8)

Stockholders' equity:
    Preferred stock, par value $.01; authorized 5,000,000 shares;
      no shares issued and outstanding                                              -
    Common stock, par value $.01; authorized 150,000,000 shares; issued
      and outstanding 16,864,604 shares (net of 10,965 treasury shares)           169
    Additional paid-in capital                                                 32,621
    Accumulated deficit                                                        (7,861)
    Accumulated other comprehensive loss:
      Cumulative foreign currency translation adjustments                      (1,037)
                                                                             ---------

           Total stockholders' equity                                          23,892
                                                                             ---------

                                                                             $ 32,281
                                                                             =========

See accompanying notes to consolidated financial statements.

                              NETGURU, INC. AND SUBSIDIARIES

                           Consolidated Statements of Operations

                            Years ended March 31, 2001 and 2000

                    (In thousands, except share and per share amounts)

                                                                  2001            2000
                                                             -------------   -------------
Net revenues:
    IT services                                              $     18,019    $     10,512
    Software sales, maintenance and services                        9,824           8,953
    Internet, e-commerce and ASP services                           3,217             100
    Digital media and animation services                              242             371
                                                             -------------   -------------

           Total net revenues                                      31,302          19,936

Cost of revenues:
    IT services                                                    12,223           7,322
    Software sales, maintenance and services                        1,994           1,010
    Internet, e-commerce and ASP services                           2,214             113
    Digital media and animation services                               27             270
                                                             -------------   -------------

           Total cost of  revenues                                 16,458           8,715

           Gross profit                                            14,844          11,221
                                                             -------------   -------------

Operating expenses:
    Selling, general and administrative                            16,204          10,322
    Research and development                                        2,759           2,452
    Restructuring                                                   2,400               -
                                                             -------------   -------------

           Total operating expenses                                21,363          12,774
                                                             -------------   -------------

           Operating loss                                          (6,519)         (1,553)
                                                             -------------   -------------

Other expense (income):
    Interest, net                                                    (193)            408
    Other                                                            (146)            (26)
                                                             -------------   -------------

           Total other expense (income)                              (339)            382
                                                             -------------   -------------

Loss before income taxes                                           (6,180)         (1,935)

Income tax expense (benefit)                                          457            (587)
Minority interest in earnings of consolidated subsidiaries              -               7
                                                             -------------   -------------

           Net loss                                          $     (6,637)   $     (1,355)
                                                             =============   =============

Net loss per common share:
     Basic                                                   $      (0.45)   $      (0.12)
                                                             =============   =============
     Diluted                                                 $      (0.45)   $      (0.12)
                                                             =============   =============

Common shares used in computing net loss per common share:
     Basic                                                     14,781,331      11,979,577
                                                             =============   =============
     Diluted                                                   14,781,331      11,979,577
                                                             =============   =============

See accompanying notes to consolidated financial statements.

                                                   NETGURU, INC. AND SUBSIDIARIES

                               Consolidated Statements of Stockholders' Equity and Comprehensive Loss

                                                 Years ended March 31, 2001 and 2000

                                                (In thousands, except share amounts)

                                                                                                                           TOTAL
                                            COMMON STOCK                        RETAINED     ACCUMULATED                 COMPREHEN-
                                     --------------------------  ADDITIONAL     EARNINGS        OTHER          TOTAL       SIVE
                          PREFERRED    NUMBER OF        PAR       PAID-IN     (ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'   INCOME
                            STOCK       SHARES         VALUE      CAPITAL       DEFICIT)    INCOME (LOSS)     EQUITY       (LOSS)
                         ----------  ------------  ------------ ------------  ------------  ------------  ------------  ------------
Balance, March 31, 1999         --    11,476,420   $       115  $     6,565   $       176   $      (266)  $     6,590
                         ----------  ------------  ------------ ------------  ------------  ------------  ------------

Net loss                        --            --            --           --        (1,355)           --        (1,355)  $    (1,355)

Foreign currency
   translation                  --            --            --           --            --           (78)          (78)          (78)
                         ----------  ------------  ------------ ------------  ------------  ------------  ------------  ------------

Comprehensive loss for
   the year ended March
   31, 2000                     --            --            --           --        (1,355)          (78)           --   $    (1,433)
                                                                                                                        ============
Issuance of preferred
   stock                         4            --            --       13,976            --            --        13,980

Preferred stock
   conversion                   (4)      578,372             6           (2)           --            --            --

Issuance of common
   stock, stock
   options and stock
   warrants in
   connection with
   acquisitions                 --       405,270             4        2,970            --            --         2,974

Exercise of stock
   warrants                     --       575,000             6        4,527            --            --         4,533

Exercise of stock
   options                      --       227,441             2          361            --            --           363

Compensation expense
   for stock options
   issued to employees
   below fair value             --            --            --           61            --            --            61

Preferred stock
   dividends                    --         1,532            --           42           (45)           --            (3)
                         ----------  ------------  ------------ ------------  ------------  ------------  ------------

Balance, March 31, 2000  $      --    13,264,035   $       133  $    28,500   $    (1,224)  $      (344)  $    27,065
                         ==========  ============  ============ ============  ============  ============  ============

Net loss                        --            --            --           --        (6,637)           --        (6,637)  $    (6,637)

Foreign currency
   translation                  --            --            --           --            --          (693)         (693)         (693)
                         ----------  ------------  ------------ ------------  ------------  ------------  ------------  ------------

Comprehensive loss for
   the year ended March
   31, 2001                     --            --            --           --        (6,637)         (693)           --   $    (7,330)
                                                                                                                        ============
Preferred stock
   conversion                   --     1,136,065            11          (11)           --            --            --

Repurchase of preferred
   stock                        --       400,000             4       (6,564)           --            --        (6,560)

Issuance of common
   stock in connection
   with acquisition             --        25,000            --          750            --            --           750

Issuance of common
   stock to private
   investors                    --     1,870,270            19        9,302            --            --         9,321

Exercise of stock
   warrants                     --        80,000             1          386            --            --           387

Exercise of stock
   options                      --       100,199             1          198            --            --           199

Repurchase of common
   stock                        --       (10,965)           --          (76)           --            --           (76)

Compensation expense
   for stock options
   issued to employees
   below fair value             --            --            --          136            --            --           136
                         ----------  ------------  ------------ ------------  ------------  ------------  ------------

Balance, March 31, 2001  $      --    16,864,604   $       169  $    32,621   $    (7,861)  $    (1,037)  $    23,892
                         ==========  ============  ============ ============  ============  ============  ============

See accompanying notes to consolidated financial statements.

                                 NETGURU, INC. AND SUBSIDIARIES

                             Consolidated Statements of Cash Flows

                              Years ended March 31, 2001 and 2000

                                         (In thousands)

                                                                             2001        2000
                                                                          ---------   ---------
Cash flows from operating activities:
    Net loss                                                              $ (6,637)   $ (1,355)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                        2,442       1,666
        Deferred income taxes                                                  318        (633)
        Compensation expense recognized on issuance of stock options           136          61
        Restructuring                                                        2,400           -
        Changes in operating assets and liabilities (net of
          acquisitions):
          Accounts receivable                                                 (829)       (245)
          Notes and related party loans receivable                             210          76
          Deposits                                                           2,381      (2,381)
          Prepaid expenses and other current assets                           (697)       (334)
          Other assets                                                        (794)        (43)
          Accounts payable                                                     317          49
          Accrued expenses                                                    (382)        713
          Income taxes payable                                                 (91)       (183)
          Accrued restructuring costs                                          (96)          -
          Deferred maintenance revenue                                         731         166
          Deferred gain on sale-leaseback                                      (70)        (21)
                                                                          ---------   ---------

                  Net cash used in operating activities                       (661)     (2,464)
                                                                          ---------   ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment                               (4,598)       (906)
    Proceeds from sale-leaseback                                                 -       2,446
    Collection of note receivable                                                -         250
    Payments to acquire companies, net of cash acquired                     (2,042)     (3,701)
                                                                          ---------   ---------

                  Net cash used in investing activities                     (6,640)     (1,911)
                                                                          ---------   ---------

Cash flows from financing activities:
    Proceeds from issuance of bank debt                                        385       1,544
    Repayment of bank debt                                                  (1,147)     (4,670)
    Payment of capital lease obligations                                      (132)        (90)
    Preferred stock issuance                                                     -      13,980
    Common stock issuance                                                    9,907       4,896
    Repurchase of preferred stock                                           (6,560)          -
    Repurchase of common stock                                                 (76)          -
    Preferred stock dividends                                                    -          (3)
                                                                          ---------   ---------

                  Net cash provided by financing activities                  2,377      15,657
                                                                          ---------   ---------

    Effect of exchange rate changes on cash and cash equivalents              (383)        (28)
                                                                          ---------   ---------

                  (Decrease) increase in cash and cash equivalents          (5,307)     11,254

Cash and cash equivalents, beginning of year                                13,265       2,011
                                                                          ---------   ---------

Cash and cash equivalents, end of year                                    $  7,958    $ 13,265
                                                                          =========   =========
                                          (Continued)

                                 NETGURU, INC. AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows, Continued

                                                                             2001        2000
                                                                          ---------   ---------
Supplemental disclosure of cash flow information:
    Cash paid for:
      Interest                                                            $    154    $    663
                                                                          =========   =========
      Income taxes                                                             152         272
                                                                          =========   =========

Supplemental disclosure of non-cash investing and financing activities:
    Acquisition of equipment under capital lease obligations              $    334    $      4
    Write-off of assets against accrued restructure reserve                  1,995           -
    Note receivable from sale of property                                        -         250
    Issuance of common stock, warrants and options in connection with
      acquisitions                                                             750       2,974
    Note payable issued in connection with acquisition                           -         600
    Conversion of preferred stock                                                -           4
    Common shares issued as preferred stock dividend                             -          42

Acquisitions:
    Fair value of assets acquired, net of cash                            $  2,868    $  8,333
    Liabilities assumed                                                        (76)     (1,058)
                                                                          ---------   ---------

    Net assets acquired                                                      2,792       7,275
    Less: non-cash consideration given                                        (750)     (3,574)
                                                                          ---------   ---------

    Payments to acquire companies, net of cash acquired                   $  2,042    $  3,701
                                                                          =========   =========

See accompanying notes to consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION

       The company was incorporated in 1981 in the state of New Jersey and reincorporated in the state of Delaware in 1996 under the name Research Engineers, Inc. Effective February 25, 2000 the name of the company was changed to netGuru, Inc. (the "Company" or "netGuru"). The Company is an integrated Internet technology and services company providing Internet-based information technology ("IT") services, Internet and PC-based engineering software products, Internet content and commerce through special interest portals and digital media and animation services.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of netGuru, Inc. and its wholly-owned subsidiaries. All significant transactions among the consolidated entities have been eliminated upon consolidation.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At March 31, 2001, management believes that the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying amounts of its long-term debt and capital lease obligations approximate their fair value as the interest rates approximate a rate that the Company could obtain under similar terms at the balance sheet date.

       FOREIGN CURRENCY TRANSLATION

       The financial position and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at each year-end. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in the consolidated statement of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations and are not material for fiscal 2001 and 2000.

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

       GOODWILL

       The Company amortizes costs in excess of the fair value of net assets of businesses acquired ("Goodwill") using the straight-line method over the estimated useful lives of the businesses acquired, usually a period of 5-15 years. Goodwill amortization was $1,360,000 and $795,000 for the years ended March 31, 2001 and 2000, respectively.

       IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       The Company applies the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain identifiable intangibles (including Goodwill) be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cashflows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

       The Company capitalizes costs related to the development of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. As of March 31, 2001, capitalized costs of approximately $358,000, net of accumulated amortization, were included in other assets. Approximately $71,000 of this amount represents the cost of software developed by third parties on behalf of the Company. The remaining $287,000 represents purchased technology. Additions to capitalized software were $254,000 and $60,000 during fiscal 2001 and 2000, respectively.

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       Capitalized software development costs and purchased technology are amortized using the straight-line method over three to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to operations was approximately $284,000 and $337,000 for the years ended March 31, 2001 and 2000, respectively. Accumulated amortization on capitalized software was $966,000 and $697,000 as of March 31, 2001 and 2000, respectively.

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

       Revenues from products and services sold via Internet portals, including telecommunications and travel services, are predominantly recognized net of purchase costs when the products and services are delivered and collectibility is probable. Certain travel services, based on their nature, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT.

       Revenues from digital media and animation services are recognized upon achievement of certain pre-determined milestones.

       In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. The Company adopted SOP 97-2 in the first quarter of fiscal 1999, the implementation of which resulted in no material changes to the Company's previous practice. In 1998 the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which modifies SOP 97-2 to allow for use of the residual method of revenue recognition provided that certain criteria have been met. The Company adopted SOP 98-9 in the first quarter of fiscal 2000, the implementation of which resulted in no material changes to the Company's previous practice.

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS, as amended by Staff Accounting Bulletins No. 101 A and 101 B. These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101, as amended, in the fourth quarter of fiscal 2001, the implementation of which resulted in no material changes in the Company's previous practice.

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

       NET LOSS PER SHARE

       Basic Earnings Per Share ("EPS") is calculated by dividing net income
       (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. See Note 12 "Loss Per Share" for computation of EPS. On February 7, 2000, the Company effected a 2-for-1 split of its common stock. All share and per share amounts have been adjusted to reflect this split.

       COMPREHENSIVE INCOME (LOSS)

       The Company applies the provisions of SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires changes in foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss).

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       STOCK-BASED COMPENSATION

       The Company applies the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. As permitted by SFAS No. 123, the Company continues to follow the guidance of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Consequently, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date. The Company has issued certain stock options with a grant price below the market value at the grant date. The Company recognizes compensation expense on these grants over the vesting period, generally three to four years. As required by SFAS No. 123, the Company discloses in Note 6 "Stockholders' Equity" the pro forma effect on operations, as if compensation costs were recorded at the estimated fair value of the stock options granted.

       SEGMENT REPORTING

       The Company applies the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". SFAS 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. See Note 11 "Segment and Geographic Data" for description of and disclosures regarding the Company's significant reportable segments.

       RECENT ACCOUNTING DEVELOPMENTS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company has not historically entered into derivative instruments. Transactions between the Company's domestic entities and foreign entities, including foreign subsidiaries of the Company, are typically denominated in the US dollar. Transactions between the Company's foreign subsidiaries and third parties are typically denominated in the local functional currency in the country in which the subsidiary operates. The Company adopted SFAS 133, as amended, effective April 1, 2001, the implementation of which resulted in no material impact on our consolidated financial statements and results of operations.

       RECLASSIFICATIONS

       Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(2)    ACQUISITIONS

       The Company has consummated a number of acquisitions during the fiscal years ended March 31, 2001 and 2000. All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired assets and assumed liabilities have been included in the consolidated financial statements subsequent to effective dates of the respective acquisitions. All assets acquired and liabilities assumed were recorded at their estimated fair market values at the date of acquisition in the consolidated balance sheet. Any options and warrants issued in these transactions were valued using the Black-Scholes model.

       ALLEGRIA SOFTWARE, INC.

       Effective April 1, 2000, the Company acquired all of the outstanding capital stock of Allegria Software, Inc. ("Allegria") for $1,500,000 in cash and 25,000 shares of the Company's common stock, valued at approximately $750,000 at the date of acquisition. Allegria is a developer of Internet-based document management and collaborative software tools primarily for engineering and manufacturing companies. The acquisition includes stand-alone software products, as well as technology which is being used in the development of the Company's ASP services business. The purchase price allocation (including acquisition costs of $11,000) is summarized as follows (in thousands):


                Current assets                             $           97
                Other assets                                           18
                Goodwill                                            2,222
                Current liabilities                                   (76)
                                                           ---------------
                                                           $        2,261
                                                           ===============

       Goodwill recorded as a result of this acquisition is being amortized over ten years.

       INTERRA GLOBAL, LTD.

       In May 2000, the Company acquired India-based Interra Global Limited, an Internet service provider which has obtained the rights to operate as such in India. The total purchase price was approximately $348,000 and substantially all of the purchase price has been recorded as goodwill, which is being amortized over five years.

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       E-DESTINATIONS, INC.

       On January 31, 2000, the Company, acquired all of the outstanding stock of e-Destinations, Inc. ("e-Destinations"), an online travel agency targeting Asia/Pacific countries, for 60,000 shares of the Company's common stock, options to purchase an additional 100,000 shares of common stock at $10.46 per share and $74,000 in cash. The purchase price allocation (including acquisition costs of $24,000) is summarized as follows (in thousands):

                Current assets, including cash of $16      $          105
                Other assets                                           34
                Goodwill                                            1,125
                Current liabilities                                   (22)
                                                           ---------------
                                                           $        1,242
                                                           ===============

       Goodwill recorded as a result of this acquisition is being amortized over five years.

       NET GURU SYSTEMS, INC. AND NET GURU CONSULTING, INC.

       Effective September 14, 1999, the Company acquired 80% of the outstanding capital stock of NetGuru Systems, Inc. and NetGuru Consulting, Inc. (collectively, "NetGuru Systems"). Pursuant to the terms of the agreement, the Company purchased the remaining 20% interest on December 15, 1999. NetGuru Systems is a provider of IT services headquartered in Waltham, Massachusetts. The aggregate purchase, including acquisition costs, was approximately $6,282,000 which was paid in a combination of cash, a $600,000 note payable, 341,270 shares of the Company's common stock and warrants to purchase 70,000 shares of the Company's common stock at $4.71 per share. The promissory note was paid in full in June 2000.

       The cash portion of the purchase price was obtained through the issuance of 371,429 shares of the Company's Series B 5% Convertible Preferred Stock and warrants to purchase 100,000 shares of the Company's common stock to two investors in a private transaction not involving a public offering. The preferred stock accrued dividends on a cumulative basis and was convertible to shares of common stock at the option of the holder. Prior to March 31, 2000, all of the preferred shares were converted into 578,372 shares of common stock. Preferred dividends accrued through the conversion date were paid in a combination of 1,532 shares of common stock and approximately $1,800 in cash.

       In determining the purchase price for NetGuru Systems, the Company took into account the value of companies of similar industry and size, comparable transactions and the market for such companies. The purchase price allocation (including acquisition costs of $704,000) is summarized as follows (in thousands):

                Current assets, including cash of $300     $         1,307
                Property and equipment                                  75
                Goodwill                                             5,935
                Current liabilities                                 (1,033)
                Capital lease obligations                               (2)
                                                           ----------------
                                                           $         6,282
                                                           ================

       Goodwill recorded as a result of this acquisition is being amortized over fifteen years.

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       PRO FORMA DISCLOSURES

       The Company's fiscal 2000 consolidated financial statements include 6.5 months of operations of Net Guru Systems. The following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company and NetGuru Systems as if the acquisition had occurred as of April 1, 1999, giving effect to purchase accounting adjustments.

                                                        FOR THE PRO FORMA YEAR
                                                         ENDED MARCH 31, 2000
                                                        ----------------------
                                                               (unaudited)

              Net revenues                                 $        23,859
              Net loss                                     $        (1,127)
              Basic loss per share                         $         (0.11)
              Diluted loss per share                       $         (0.11)

       The pro forma amounts reflect the results of operations for the Company including NetGuru Systems and the following purchase accounting adjustments for the period presented:

         o Amortization of goodwill, straight-line, over a useful life of 15 years;
         o The addition of interest expense of 8.5% on the debt incurred to finance the acquisition;
         o        Estimated income tax effect on the pro forma adjustments;
         o Estimated income tax effect on NetGuru Systems historical financial results (prior to the acquisition, NetGuru Systems was an "S" Corporation and as such had not reported income tax expense in their financial statements); and
         o The 20% minority interest in the earnings of NetGuru Systems through the date of the second acquisition closing.

       The pro forma loss per share data is based on the Company's weighted average number of common shares outstanding during fiscal 2000 and the addition of the 341,270 common shares issued as part of the acquisition. The loss per share calculation was adjusted to include the effect of cumulative dividends on 371,429 shares of Series B 5% Convertible Preferred Stock issued as part of financing the acquisition. The unaudited pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had Net Guru Systems operated as part of the Company for the fiscal year ended March 31, 2000, nor are they indicative of future operating results.

       Pro forma disclosures have not been provided for the Allegria, e-Destinations and Interra Global acquisitions as they would not have significantly changed the above noted proforma disclosures for the fiscal year ended March 31, 2000 or the actual results of operations for the fiscal year ended March 31, 2001.

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(3)    PROVISION FOR RESTRUCTURING OPERATIONS

       In March 2001, the Company announced plans to restructure its operations. As a result of this restructuring plan, the Company recorded a restructuring charge of $2.4 million. The restructuring plan consisted of four major points: 1) refocused strategic direction of internet service provider ("ISP") initiatives; 2) refocused strategic direction of Internet portal initiatives; 3) consolidation of the Company's technical support activities; and 4) elimination of the Company's in-house legal department. In the Internet portal business, the Company has redirected its primary focus towards the telephony and travel services offered through the portal. For the Company's ISP initiatives in India, the Company has redirected its primary focus towards the telephony, communication and connectivity services targeted at the corporate market.

       The restructuring charge is comprised as follows (in thousands):

                                                     ASSET                         CONTRACTUAL
                                                  WRITE-OFFS       SEVERANCE       OBLIGATIONS          TOTAL
                                                --------------   --------------   --------------    --------------
           Provision:
           Refocus of ISP operations            $       1,827    $           -    $         171     $       1,998
           Refocus of portal operations                   168                -               26               194
           Consolidation of technical
               support activities                           -               49              117               166
           Elimination of legal department                  -               42                -                42
                                                --------------   --------------   --------------    --------------
                                                        1,995               91              314             2,400
                                                --------------   --------------   --------------    --------------

           Fiscal 2001 Activity:
           Refocus of ISP operations                   (1,827)               -              (70)           (1,897)
           Refocus of portal operations                  (168)               -              (26)             (194)
           Consolidation of technical
               support activities                           -                -                -                 -
           Elimination of legal department                  -                -                -                 -
                                                --------------   --------------   --------------    --------------
                                                       (1,995)               -              (96)           (2,091)
                                                --------------   --------------   --------------    --------------

           Balance at March 31, 2001:
           Refocus of ISP operations                        -                -              101               101
           Refocus of portal operations                     -                -                -                 -
           Consolidation of technical
               support activities                           -               49              117               166
           Elimination of legal department                  -               42                -                42
                                                --------------   --------------   --------------    --------------
                                                $           -    $          91    $         218     $         309
                                                ==============   ==============   ==============    ==============

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The charge includes $117,000 of lease payments for vacated office space scheduled for payment through September 2003. The remaining personnel costs and contractual obligations are expected to be completed by the end of the second quarter of fiscal 2002.

(4)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment, at cost, as of March 31, 2001 consists of the following (in thousands):

             Land                                              $          24
             Buildings and leasehold improvements                        723
             Office and computer equipment, software
                 and furniture                                         5,495
             Assets under capital lease                                  890
                                                               --------------
                                                                       7,132

             Accumulated depreciation                                 (2,336)
                                                               --------------
             Net property, plant and equipment                 $       4,796
                                                               ==============

       On December 15, 1999 the Company consummated a sale and leaseback transaction involving its Yorba Linda, California facility. The gross selling price of the property was $3,200,000, $1,689,000 of which was utilized to pay off the balance of the mortgage on the property. The Company received approximately $1,017,000 in cash proceeds, net of transaction costs, and a $250,000 short term note receivable for the sale of the property (payment on note was received prior to March 31, 2000). The proceeds were used to purchase the remaining 20% of NetGuru Systems in December 1999 and for operating purposes. Concurrent with the sale, the Company entered into a fifteen year operating lease on the facility (see Note 9). The net book value of the land and building and the related mortgage were removed from the Company's consolidated balance sheet and the lease payments are being charged to expense as incurred. The gain on the sale transaction of $1,047,000 has been deferred and is being recognized over the period of the lease as a reduction in lease expense. Deferred gain, net of accumulated amortization, was $957,000 as of March 31, 2001.

(5)    LINES OF CREDIT AND LONG-TERM DEBT

       Long-term debt consists of the following at March 31, 2001 (in thousands):

       Term loan from a bank in India, bearing interest at 3.5% over the bank's medium term prime rate (for an effective rate of 16.0% at March 31, 2001) payable monthly, principal due in quarterly installments beginning June 2000 and ending March 2005, secured by substantially all of the Company's assets located in India and
          guaranteed by a major shareholder                                                      $     1,071

       Capital lease obligations maturing at dates ranging from October 2001 to December
          2006, secured by the leased assets                                                             683

       Lines of credit, specific to equipment purchases, principal plus interest payable monthly, interest at effective rates ranging from 9.2% to 13.0%, maturing at dates
          ranging from May 2002 to May 2004, secured by the related assets                               338

       Other                                                                                              22
                                                                                                 ------------
               Total                                                                                   2,114
               Less current portion                                                                     (742)
                                                                                                 ------------
                                                                                                 $     1,372
                                                                                                 ============

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The Company has a $2,000,000 revolving line of credit (LOC), bearing interest at 3.0% over the bank's prime rate and maturing August 2001. The Company has available borrowings under this LOC of $2,000,000 at March 31, 2001. Any outstanding borrowings under the LOC would be secured by substantially all of the assets of the Company.

       The LOC and the term loan contain certain restrictive covenants, all of which have been complied with at March 31, 2001.

       The long-term debt and capital lease obligations mature in each of the following years ending March 31 (in thousands):

                                                  LONG-TERM       CAPITAL LEASE
                                                     DEBT          OBLIGATIONS
                                                ---------------   --------------

           2002                                 $          589    $         231
           2003                                            420              202
           2004                                            381              168
           2005                                             41              104
           2006                                              -              104
           Thereafter                                        -               79
                                                ---------------   --------------

           Total minimum payments               $        1,431              888
                                                ===============

           Less amount representing interest                               (205)
                                                                  --------------

           Present value of minimum capital
               lease payments                                     $         683
                                                                  ==============

(6)    STOCKHOLDERS' EQUITY

       In September 1999, the Company issued 371,429 shares of the Company's newly created Series B 5% Cumulative Convertible Preferred Stock and warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $4.85 per share to two investors in a private transaction not involving a public offering. The Company issued additional warrants to purchase 70,000 shares of the Company's common stock at an exercise price of $4.71 per share to third parties related to this transaction. The proceeds were used to complete the cash portion of the purchase price of NetGuru Systems. The preferred stock accrued dividends on a cumulative basis and was convertible to shares of common stock at the option of the holder. Prior to March 31, 2000, all of the preferred shares were converted into 578,372 shares of common stock. Preferred dividends accrued through the conversion date were paid in a combination of 1,532 shares of common stock and approximately $1,800 in cash. Each warrant is convertible into one share of common stock. Through March 31, 2001, 135,000 of these warrants had been converted into common stock. The remaining 35,000 warrants expire between September 2002 and September 2004.

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

       In March 2000, the Company issued 12,000 shares of Series B 5% Cumulative Convertible Preferred Stock and warrants to purchase 102,000 shares of the Company's common stock at an exercise price of $28.50 per share for approximately $11,380,000, net of offering costs, in a private transaction not involving a public offering. The preferred stock accrued dividends on a cumulative basis and was convertible to shares of common stock. These warrants expire between March 2003 and March 2005.

       On November 29, 2000 the Company repurchased and retired all of its outstanding preferred stock in exchange for 400,000 shares of common stock and a net cash payment of $6,560,000. A significant portion of the funds for this repurchase were obtained from the concurrent issuance of 1,670,270 shares of the Company's common stock to one investor in a private transaction not involving a public offering. The proceeds from this issuance were approximately $6,246,000, net of certain commissions and offering costs. The Company issued additional warrants to purchase an aggregate of 200,000 shares of the Company's common stock at an exercise price of $3.93 per share to a third party related to this financing transaction. These warrants expire in November 2005.

       On June 22, 2000, the Company closed a private equity financing to issue to two investors, in a private transaction not involving a public offering, 200,000 shares of the Company's common stock and warrants to purchase 60,000 shares of the Company's common stock at an exercise price of $19.00 per share for approximately $3,075,000, net of certain commissions and offering costs. These warrants expire in June 2005. The Company issued additional warrants to purchase 53,300 shares of the Company's common stock at exercise prices ranging from $16.50 to $23.46 per share to third parties related to this financing transaction. These warrants expire between May and June 2003.

       WARRANTS

       The following table summarizes the warrant activity (in thousands, except dollar amounts):

                                                                    Weighted
                                                  Number of         average
                                                  warrants       exercise price
                                                                 --------------
       Outstanding at March 31, 1999                 260           $    3.00
       Issued                                        732           $   20.24
       Exercised                                    (575)          $    7.90
                                                ------------

       Outstanding at March 31, 2000                 417           $   26.53
       Issued                                        313           $    9.03
       Exercised                                     (80)          $    4.84
                                                ------------
                                                ------------

       Outstanding at March 31, 2001                 650           $   20.76
                                                ============

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       STOCK OPTION PLANS

       The Company has adopted the following employee stock option plans:

                                                                                                SHARES
                                                              ADOPTED         TERMINATES      AUTHORIZED
                                                         ----------------  ---------------  --------------
          NetGuru, Inc. 2000 Stock Option Plan
              (the "2000 Plan")                           December 2000     November 2010     1,000,000
          Research Engineers, Inc. 1998 Stock
              Option Plan (the "1998 Plan")               December 1998     November 2008     1,000,000
          Research Engineers, Inc. 1997 Stock
              Option Plan (the "1997 Plan")               February 1997     February 2007       600,000
          Research Engineers, Inc. 1996 Stock
              Option Plan (the "1996 Plan")                April 1996        April 2006         588,000

       Each plan provides for the granting of shares as either Incentive Stock Options (ISOs) or Non-Qualified Stock Options (NQOs). Options under all plans generally vest over 3 years, though the vesting periods may vary from person to person, and are exercisable subject to continued employment and other conditions. As of March 31, 2001, there were 546,000 options available for grant and no options exercisable under the 2000 Plan, 79,000 options available for grant and 513,000 options exercisable under the 1998 Plan, 34,000 options available for grant and 393,000 options exercisable under the 1997 Plan, and 16,000 options available for grant and 383,000 options exercisable under the 1996 Plan.

       During fiscal 2000, the Company granted 100,000 stock options outside of the above described plans, pursuant to the e-Destination acquisition (see
       Note 2). These options vest over a period of ten years, with an exercise price of $10.46.

       The following is a summary of activity related to all outstanding stock options (number of shares in thousands):

                                                                    WEIGHTED
                                                                    AVERAGE
                                                                    EXERCISE
                                                      NUMBER OF     PRICE PER
                                                       SHARES        OPTION
                                                     -----------   ----------
                Outstanding at March 31, 1999           1,683         $1.47
                Granted                                   613          5.54
                Exercised                                (227)         1.57
                Forfeited                                 (69)         1.45
                                                     -----------
                Outstanding at March 31, 2000           2,000         $2.71
                Granted                                   534          4.11
                Exercised                                (100)         2.06
                Forfeited                                (176)         4.49
                                                     -----------
                Outstanding at March 31, 2001           2,258         $2.93
                                                     ===========

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       As discussed in Note 1, the Company accounts for its stock options issued to employees based on the intrinsic value of a grant as of the date of the grant in accordance with APB No. 25. Generally, the Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date. The Company has issued certain stock options with a grant price below the market value at the grant date. Compensation expense on these grants is recognized over the vesting period, generally three to four years. Compensation expense recognized in the Company's consolidated financial statements for these grants for fiscal years 2001 and 2000 was $136,000 and $61,000, respectively.

       As required by SFAS No. 123, the Company discloses below the pro forma and assumption information for stock options using the fair value method (dollars in thousands, except amounts per share):

          For the fiscal years ended March 31,            2001           2000
                                                     -------------   -----------

          Net loss - as reported                     $     (6,637)   $   (1,355)
          Net loss - pro forma                             (9,181)       (2,046)
                                                     =============   ===========
          Basic net loss per share -
              as reported                            $      (0.45)   $    (0.12)
               pro forma
                                                            (0.60)        (0.17)
          Diluted net loss per share -
               as reported                                  (0.45)        (0.12)
               pro forma
                                                            (0.60)        (0.17)
                                                     =============   ===========
          Weighted average fair value of options
              granted                                $       3.41    $     4.14
                                                     =============   ===========
          Black-Scholes option pricing model
              assumptions:
                   Dividend yield                              --            --
                   Expected volatility                        146%           93%
                   Risk-free interest rate                   4.87%         6.72%
                   Expected option lives (in years)           7.5             5

       At March 31, 2001, the range of exercise prices and the weighted average remaining contractual life of outstanding options were $1.31 - $21.68 and
       7.2 years, respectively.

(7)    RELATED PARTY TRANSACTIONS

       The Company provides digital media production services to Ruby Pictures, Inc. ("Ruby"). Ruby is a movie production house owned and operated by the Purabi Das Foundation, Inc., a charitable organization founded by Amrit Das, Chairman and CEO of the Company. The Company recognized $324,000 in revenue for the fiscal year ended March 31, 2000 related to these services and had a receivable balance due from Ruby of $284,000 at March 31, 2000. In fiscal 2001, the Company entered into an agreement with Ruby to purchase the rights to a digital film produced by Ruby for $500,000, net of any unreimbursed costs incurred by the Company in the production of this film. The outstanding receivable balance due from Ruby was offset against the purchase price, and a net payment of $135,000 was made in April 2001. The Company plans to use this film as a promotional tool for its digital media and animation services business segment and also plans to generate direct revenues through distribution of this film.

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       In September 1999, the Company issued a $600,000 promissory note payable to the previous owner of NetGuru Systems to satisfy a portion of the purchase price of NetGuru Systems. The Company had a note receivable from the same individual in the amount of $164,000. This note related to payments made by the Company to third parties on behalf of the individual as part of the acquisition. In June 2000, both of these notes were paid in full.

(8)    RETIREMENT PLAN

       The Company and certain of its subsidiaries have adopted a qualified cash or deferred 401(k) retirement savings plan. The plan covers all domestic employees who have attained age 21. Employees may contribute up to 14% of their compensation. The Company makes matching contributions to the plan of 75% to 100% of the employees' elective contributions for the first 6% of compensation. For the years ended March 31, 2001 and 2000, Company contributions to the retirement plans were $188,000 and $144,000, respectively.

(9)    COMMITMENTS AND CONTINGENCIES

       The Company leases certain facilities and equipment under noncancelable operating leases. The facility leases include options to extend the lease terms and provisions for payment of property taxes, insurance and maintenance expenses.

       At March 31, 2001, future minimum annual rental commitments under these lease obligations were as follows (in thousands):

                     Year ending March 31:
                         2002                               $        724
                         2003                                        616
                         2004                                        510
                         2005                                        440
                         2006                                        457
                         Thereafter                                2,812
                                                            -------------

                                                            $      5,559
                                                            =============

       Rent expense was $738,000 and $459,000 for the years ended March 31, 2001 and 2000, respectively.

       The Company is a party to various litigation arising in the normal course of business. Management believes the disposition of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

       Through our acquisition of Interra Global Limited in May 2000 (see Note
       4), we obtained a Class A license to provide national Internet service provider services in India under an agreement with the Department of Communications. Our obligations under the license are secured by a performance bank guarantee in the amount of 20.0 million rupees ($428,000).

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(10)   INCOME TAXES

       The components of loss before income taxes are as follows for the year ended March 31, (in thousands):

                                                           2001          2000
                                                       ----------    ----------

                        United States                  $  (5,914)    $  (1,897)
                        Foreign                             (266)          (38)
                                                       ----------    ----------
                          Total                           (6,180)       (1,935)
                                                       ==========    ==========


       The provision (benefit) for income taxes is comprised of the following for the year ended March 31, (in thousands):

                                                           2001          2000
                                                       ----------    ----------
                    Current:
                        Federal                        $       -     $       -
                        State                                  4             -
                        Foreign                              136            46
                                                       ----------    ----------
                                                             140            46
                    Deferred:
                        Federal                              271          (445)
                        State                                 46          (183)
                        Foreign                                -            (5)
                                                       ----------    ----------
                                                             317          (633)
                                                       ----------    ----------
                          Total                        $     457     $    (587)
                                                       ==========    ==========

       The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows for the year ended March 31, (in thousands):

                                                         2001           2000
                                                    -------------   ------------

              Income tax benefit at statutory rate  $     (2,101)   $      (658)
              State taxes, net of federal benefits          (255)          (121)
              Foreign income tax rate differential           123             59
              Return to provision adjustments                 (8)            59
              Change in valuation allowance                2,564             11
              Research and development credits               (18)           (25)
              Nondeductible amortization                      83             72
              Other                                           69             16
                                                    -------------   ------------
                    Total                           $        457    $      (587)
                                                    =============   ============

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences at March 31, 2001 are as follows (in thousands):

                 Deferred tax assets:
                     Accrued vacation                               $      143
                     Allowance for doubtful accounts                       222
                     Amortization of intangibles                           356
                     Maintenance revenue                                    36
                      Net operating loss carryforwards                   1,528
                      Foreign tax credit carryforwards                     183
                      Research and development credit
                         carryforwards                                     132
                      Gain on sale of property                             395
                      Restructuring reserve                                916
                      Other                                                  2
                                                                    -----------

                            Total deferred tax assets                    3,913

                            Less: valuation allowance                   (2,635)
                                                                    -----------

                            Net deferred tax assets                      1,278
                                                                    -----------

                 Deferred tax liabilities:
                     Depreciation                                         (104)
                     Cash to accrual adjustment                            (60)
                                                                    -----------

                            Total deferred tax liabilities                (164)
                                                                    -----------

                            Net deferred tax assets                 $    1,114
                                                                    ===========

       At March 31, 2001 the Company had tax net operating loss carryforwards of approximately $4,141,000 for federal and $2,056,000 for state income tax purposes, which expire at varying dates beginning in 2019 and 2004, respectively. In addition, the Company has, for federal income tax purposes, $83,000 of research and development credit carryforwards and $183,000 of foreign tax credit carryforwards, which expire at varying dates beginning in 2013 and 2003, respectively. Additionally, the Company has, for state income tax purposes, $75,000 of research and development credit, which carries forward indefinitely.

       In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of March 31, 2001, the Company had provided a valuation allowance of $2,635,000 to reduce the net deferred tax assets due to the potential expiration of certain tax credit and net operating loss carryforwards prior to their utilization.

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       Undistributed earnings of certain of the Company's foreign subsidiaries in the cumulative amount of $1,375,000 are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

(11)   SEGMENT AND GEOGRAPHIC DATA

       The Company is an integrated Internet and IT technology and services company operating in four primary business segments; 1) IT services; 2) engineering software products, maintenance and services; 3) Internet portals focused on telecommunications and travel services for Asian expatriates and ASP solutions; and 4) digital media products and animation services. The Company has provided computer-aided engineering software solutions to customers for over 20 years. During the past 16 years, the Company has supported the engineering software business with India-based software programming and IT resources. In addition, based upon the Company's knowledge and understanding of the engineering software market, combined with the Company's Internet technology resources and experience, the Company launched Web4engineers.com, an engineering applications service provider ("ASP") portal hosting the Company's engineering software applications online and providing ASP services to engineering software providers and their licensees worldwide. With the acquisitions of R-Cube Technologies in February 1999 and NetGuru Systems completed in December 1999, the Company further expanded its IT resources and capabilities and its presence in the IT services industry, providing expertise in data-mining and embedded technologies, Internet/Intranet design and development and systems and software integration and implementation to companies in North America. The Company has expanded its IT services business into Europe and intends to further expand its services in India and Southeast Asia. With the Company's experience in India and understanding of the global Indian community, it began offering online Internet portal services in 1999. The Company's portal offerings are primarily focused on telecommunications and travel services for Asian expatriates. The Company continues to provide digital media services, including computer animation, and has used this expertise to enhance its Internet portal offerings. The following are significant components of worldwide operations by reportable operating segment (in thousands):

                                                     FOR THE YEAR ENDED MARCH 31
                                                     ---------------------------
                                                         2001           2000
                                                     ------------   ------------
                                                           (IN THOUSANDS)
                         NET REVENUE
           IT services                               $     18,019   $    10,512
           Software sales, maintenance and services         9,824         8,953
           Internet, e-commerce and ASP services            3,217           100
           Digital media and animation services               242           371
                                                     ------------   ------------

                    Consolidated                     $     31,302   $    19,936
                                                     ============   ============

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                         OPERATING (LOSS)/INCOME
           IT services                               $      1,994   $     1,102
           Software sales, maintenance and services        (3,892)       (1,609)
           Internet, e-commerce and ASP services           (4,740)         (751)
           Digital media and animation services               119          (295)
                                                     -------------  ------------

                    Consolidated                     $     (6,519)  $    (1,553)
                                                     =============  ============

     The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                     FOR THE YEAR ENDED MARCH 31
                                                     ---------------------------
                                                         2001           2000
                                                     ------------   ------------
                                                           (IN THOUSANDS)
                              NET REVENUE
                United States                        $    25,316    $    14,169
                The Americas (other than U.S.)               728            628
                Europe                                     2,755          3,255
                Asia-Pacific                               2,503          1,884
                                                     ------------   ------------

                         Consolidated                $    31,302    $    19,936
                                                     ============   ============

                             EXPORT SALES
                United States                        $     1,078    $     1,590
                                                     ============   ============


                           LONG-LIVED ASSETS
                United States                        $    14,621    $    10,629
                Europe                                       324            473
                Asia-Pacific                               2,710          1,675
                                                     ------------   ------------

                         Consolidated                $    17,655    $    12,777
                                                     ============   ============

                         NETGURU, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(12)   LOSS PER SHARE

       The following table illustrates the computation of basic and diluted net loss per share for the years ended March 31, (in thousands):

                                                                    2001         2000
                                                                 ----------   ----------
              Numerator:
              Net loss                                           $  (6,637)   $  (1,355)
              Cumulative preferred stock dividends                       -          (39)
                                                                 ----------   ----------

              Numerator for basic and diluted net loss per share    (6,637)      (1,394)
                                                                 ==========   ==========

              Denominator:
              Denominator for basic net loss per share -
                 average number of common shares outstanding
                 during the year                                    14,781       11,980
              Incremental common shares attributable to
                 exercise of outstanding options and warrants            -            -
                                                                 ----------   ----------

              Denominator for diluted net loss per share            14,781       11,980
                                                                 ==========   ==========

              Basic net loss per share                           $   (0.45)   $   (0.12)
                                                                 ==========   ==========

              Diluted net loss per share                         $   (0.45)   $   (0.12)
                                                                 ==========   ==========

       Options, warrants and other common stock equivalents amounting to 1,700,000 and 1,789,000 potential common shares were excluded from the computation of diluted EPS for fiscal 2001 and 2000, respectively, because the Company reported a net loss and, therefore, the effect would be antidilutive.

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
  NO.                               DESCRIPTION
-------                             -----------

2.1 Amended and Restated Stock Purchase Agreement, without exhibits and schedules, dated as of September 14, 1999, among the registrant, NetGuru Systems, Inc., NetGuru Consulting, Inc. and Bharat Manglani.*****

2.6 Securities Purchase Agreement, without exhibits and schedules, dated as of September 14, 1999, between the registrant and Triton Private Equities Fund, L.P.*****

2.11 Securities Purchase Agreement dated March 8, 2000 between the registrant, Elliott Associates, L.P. and Westgate International, L.P.+++

2.12 Exchange Agreement dated March 30, 2000 between the registrant, Elliott Associates, L.P. and Westgate International, L.P. +++

2.13 Stock Purchase Agreement dated March 27, 2000 between the registrant, Allegria Software, Inc. and GRAL, Inc. +++

3.1      Certificate of Incorporation of the registrant.*

3.5      Bylaws of the registrant.*

4.1 Certificate of Designations of Series B Cumulative Convertible Preferred Stock dated March 30, 2000. +++

4.3 Common Stock Purchase Warrant dated as of September 14, 1999, issued by the registrant to Triton Private Equities Fund, L.P.*****

4.6 Common Stock Purchase Warrant dated March 8, 2000, issued by the registrant to Elliott Associates, L.P. +++

4.7 Common Stock Purchase Warrant dated March 8, 2000, issued by the registrant to Westgate International, L.P. +++

4.9 Common Stock Purchase Warrant dated March 8, 2000, issued by the registrant to Shoreline Institutional Finance. +++

4.10 Warrant Agreement dated February 7, 2000 between the registrant and Cruttenden Roth Incorporated. +++

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

10.7 Agreement Not To Compete dated October 1, 1998 between the registrant and Techna Consultancy Private Limited.***

10.8     Research Engineers, Inc. 1998 Stock Option Plan. +

10.9 Credit Agreement dated February 26, 1999 by and between the registrant and Imperial Bank.****

10.10 Agreement and Plan of Reorganization among the registrant, PacSoft, Incorporated and Karen Hunter, William Schmidt and Mae Webb dated March 31, 1999. ++

10.11    netGuru, Inc. 2000 Stock Option Plan.

10.12 Employment Agreement dated June 1, 2001, by and between the registrant and Amrit K. Das.

10.13 Employment Agreement dated June 1, 2001, by and between the registrant and Jyoti Chatterjee.

10.14 Employment Agreement dated June 1, 2001, by and between the registrant and Clara Y. M. Young.

10.15 Employment Agreement dated June 1, 2001, by and between the registrant and Santanu Das.

21.1     Subsidiaries of the registrant.

23.1     Consent of KPMG LLP.

--------------------------
* Filed as an exhibit to our Registration Statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA) and incorporated herein by reference.
** Filed as an exhibit to our Form 10-KSB for the fiscal year ended March 31, 1997 and filed with Securities and Exchange Commission on June 30, 1997, or amendment thereto filed on August 19, 1997 and incorporated herein by reference.
*** Filed as an exhibit to our Form 10-QSB for the quarterly period ended December 31, 1998 and filed with the Securities and Exchange Commission on February 11, 1999 and incorporated herein by reference.
**** Filed as an exhibit to our Form 8-K dated February 26, 1999 and filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.
***** Filed as an exhibit to our Form 8-K dated September 14, 1999 and filed with the Securities Exchange Commission on September 29, 1999.
+ Filed as an exhibit to our Proxy Statement filed pursuant to Section 14(a) of the Securities Act on November 12, 1998 and incorporated herein by reference.
++ Filed as an exhibit to our Form 10-KSB dated March 31, 1999 and filed with the Securities and Exchange Commission on June 30, 1999 and incorporated herein by reference.
+++ Filed as an exhibit to our Form 10-KSB dated March 31, 2000 and filed with the Securities Exchange Commission on June 26, 2000 and incorporated herein by reference.