Form 10QSB
period 2001-06-30
NETGURU INC
filed 2001-08-14
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB
 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission file number: 0-28560

                                  NETGURU, INC.
              (Exact name of small business issuer in its charter)

                    DELAWARE                                       22-2356861
(State or other jurisdiction of incorporation or               (I.R.S. Employer
                  organization)                              Identification No.)

    22700 SAVI RANCH PARKWAY, YORBA LINDA, CA                        92887
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 16,931,815 on August 10, 2001.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations for the three month periods ended June 30, 2001 and 2000

         Condensed Consolidated Balance Sheets as of June 30, 2001 and March 31, 2001

         Condensed Consolidated Statements of Cash Flows for the three month periods ended June 30, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security-Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                              (In thousands, except share and per share amounts)

                                                                                 THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                          ----------------------------------
                                                                               2001               2000
                                                                          ---------------    ---------------
Net revenues:
    IT services                                                           $        3,348     $        4,917
    Software sales, maintenance and support                                        2,036              2,175
    Internet, e-commerce and ASP services                                          1,390                201
    Digital media products and animation services                                      7                  -
                                                                          ---------------    ---------------

           Total net revenues                                                      6,781              7,293

Cost of revenues:
    IT services                                                                    2,345              3,168
    Software sales, maintenance and support                                          249                295
    Internet, e-commerce and ASP services                                            924                134
    Digital media products and animation services                                     39                  -
                                                                          ---------------    ---------------

           Total cost of sales                                                     3,557              3,597
                                                                          ---------------    ---------------
           Gross profit                                                            3,224              3,696
                                                                          ---------------    ---------------

Operating expenses:
    Selling, general and administrative                                            3,742              3,555
    Research and development                                                         520                675
                                                                          ---------------    ---------------

           Total operating expenses                                                4,262              4,230
                                                                          ---------------    ---------------

           Operating loss                                                         (1,038)              (534)
                                                                          ---------------    ---------------

Other (income) expense:
    Interest, net                                                                     32                (90)
    Other                                                                             (8)               (17)
                                                                          ---------------    ---------------

           Total other (income) expense                                               24               (107)
                                                                          ---------------    ---------------

Loss before income taxes                                                          (1,062)              (427)

Income tax expense (benefit)                                                          89               (110)
                                                                          ---------------    ---------------

           Net loss                                                       $       (1,151)    $         (317)
                                                                          ===============    ===============

Net loss per common share:
         Basic                                                            $        (0.07)    $        (0.04)
                                                                          ===============    ===============
         Diluted                                                          $        (0.07)    $        (0.04)
                                                                          ===============    ===============

Common shares used in computing net loss per common share:
         Basic                                                                16,877,539         13,361,099
                                                                          ===============    ===============
         Diluted                                                              16,877,539         13,361,099
                                                                          ===============    ===============



See accompanying notes to condensed consolidated financial statements.


                                        NETGURU, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share and per share amounts)

                                                                             JUNE 30, 2001    MARCH 31, 2001
                                                                             -------------    --------------
                                                                              (Unaudited)

                                                   ASSETS
Current assets:
    Cash and cash equivalents                                                    $  6,964       $  7,958
    Accounts receivable (net of allowance for doubtful accounts of $751 and
      $832, as of June 30 and March 31, respectively)                               3,827          4,937
    Deferred income taxes                                                             405            342
    Notes and related party loans receivable                                           15             14
    Prepaid expenses and other current assets                                       1,663          1,375
                                                                                 ---------      ---------

           Total current assets                                                    12,874         14,626

Property, plant and equipment, net                                                  4,674          4,796
Goodwill and intangible assets (net of accumulated amortization of $3,296
    and $2,962, as of June 30 and March 31, respectively)                          10,584         10,847
Deferred income taxes, non-current                                                    936            936
Other assets                                                                          867          1,076
                                                                                 ---------      ---------
                                                                                 $ 29,935       $ 32,281
                                                                                 =========      =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt                                       $    596       $    591
    Current portion of capital lease obligations                                      149            151
    Accounts payable                                                                1,120          1,179
    Accrued expenses                                                                1,235          1,558
    Income taxes payable                                                              232            116
    Deferred maintenance revenue                                                    1,466          1,992
    Deferred income taxes                                                              60             60
    Accrued restructuring costs and other liabilities                                 406            309
                                                                                 ---------      ---------

           Total current liabilities                                                5,264          5,956

Long-term bank debt, net of current portion                                           738            840
Capital lease obligations, net of current portion                                     511            532
Deferred income taxes, non-current                                                    112            104
Deferred gain on sale-leaseback                                                       939            957
                                                                                 ---------      ---------

           Total liabilities                                                        7,564          8,389
                                                                                 ---------      ---------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                                           -              -
    Common stock, par value $.01; authorized 150,000,000 shares; issued and outstanding 16,920,852 and 16,864,604 shares (net of 10,965 treasury
      shares) as of June 30 and March 31, respectively                                169            169
    Additional paid-in capital                                                     32,343         32,621
    Accumulated deficit                                                            (9,013)        (7,861)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                         (1,128)        (1,037)
                                                                                 ---------      ---------

           Total stockholders' equity                                              22,371         23,892
                                                                                 ---------      ---------
                                                                                 $ 29,935       $ 32,281
                                                                                 =========      =========

See accompanying notes to condensed consolidated financial statements.


                                   NETGURU, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                           (In thousands)

                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                             ------------------------
                                                                                2001           2000
                                                                             ---------      ---------
Cash flows from operating activities:
    Net loss                                                                 $ (1,151)      $   (317)
    Adjustments to reconcile net loss to net cash provided by (used
      in) operating activities:
        Depreciation and amortization                                             661            557
        Deferred income taxes                                                      (7)          (119)
        Compensation expense recognized on issuance of stock options               34             28
        Changes in operating assets and liabilities (net of
          acquisitions):
          Accounts receivable                                                   1,094           (729)
          Notes and related party loans receivable                                 (1)           122
          Prepaid expenses and other current assets                              (294)           944
          Other assets                                                            153             (6)
          Accounts payable                                                        (57)           291
          Accrued expense                                                        (437)          (619)
          Income taxes payable                                                     68              3
          Deferred maintenance revenue                                           (525)            31
          Deferred gain on sale-leaseback                                         (29)           (18)
          Other                                                                    38              3
                                                                             ---------      ---------

                  Net cash (used in) provided by operating activities            (453)           171
                                                                             ---------      ---------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                    (167)        (1,194)
    Payments to acquire companies, net of cash acquired                           (67)        (2,090)
                                                                             ---------      ---------
                  Net cash used in investing activities                          (234)        (3,284)
                                                                             ---------      ---------
Cash flows from financing activities:
    Proceeds from bank debt                                                        19            161
    Repayment of bank debt                                                       (109)          (754)
    Repayment of capital lease obligations                                        (36)           (31)
    Proceeds from issuance of common stock                                         27          3,494
    Payments to repurchase common stock                                          (140)             -
                                                                             ---------      ---------
                  Net cash (used in) provided by financing activities            (239)         2,870
                                                                             ---------      ---------
    Effect of exchange rate changes on cash and cash equivalents                  (68)           (99)
                                                                             ---------      ---------
                  Decrease in cash and cash equivalents                          (994)          (342)

Cash and cash equivalents, beginning of period                                  7,958         13,265
                                                                             ---------      ---------

Cash and cash equivalents, end of period                                     $  6,964       $ 12,923
                                                                             =========      =========

Supplemental disclosure of cash flow information:
   Cash paid for:
         Interest                                                            $     21       $     43
         Income taxes                                                        $     14       $     15
Supplemental disclosure of non-cash investing and financing activities:
    Issuance of common stock and warrants in connection with
      acquisitions                                                           $      -       $    750
                                                                             =========      =========

See accompanying notes to condensed consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of netGuru, Inc. and its wholly-owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

    These condensed consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2001 and the results of operations and the cash flows for the three months ended June 30, 2001 and 2000, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ended March 31, 2002.

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

PROVISION FOR RESTRUCTURING OPERATIONS

    In March 2001, the Company announced plans to restructure its operations. As a result of this restructuring plan, the Company recorded a restructuring charge of $2.4 million in the fourth quarter of fiscal 2001. The restructuring plan consisted of: 1) refocused strategic direction of internet service provider ("ISP") initiatives; 2) refocused strategic direction of Internet portal initiatives; 3) consolidation of the Company's technical support activities; and
4) elimination of the Company's in-house legal department. In the Internet portal business, the Company has redirected its primary focus towards the telephony and travel services offered through the portal. For the Company's ISP initiatives in India, the Company has redirected its primary focus towards the telephony, communication and connectivity services targeted at the corporate market.

         A roll-forward of the restructuring charge activity is as follows (in thousands):

                                         ASSET                        CONTRACTUAL
                                       WRITE-OFFS       SEVERANCE      OBLIGATIONS       TOTAL
                                     -------------    -------------   -------------   -------------
Balance at March 31, 2001:
Refocus of ISP operations            $          -     $          -    $        101    $        101
Refocus of portal operations                    -                -               -               -
Consolidation of technical
    support activities                          -               49             117             166
Elimination of legal department                 -               42               -              42
                                     -------------    -------------   -------------   -------------
                                                -               91             218             309
                                     -------------    -------------   -------------   -------------
Fiscal 2002 Activity:
Refocus of ISP operations                       -                -               -               -
Refocus of portal operations                    -                -               -               -
Consolidation of technical
    support activities                          -                -             (12)            (12)
Elimination of legal department                 -                -               -               -
                                     -------------    -------------   -------------   -------------
                                                -                -             (12)            (12)
                                     -------------    -------------   -------------   -------------
Balance at June 30, 2001:
Refocus of ISP operations                       -                -             101             101
Refocus of portal operations                    -                -               -               -
Consolidation of technical
    support activities                          -               49             105             154
Elimination of legal department                 -               42               -              42
                                     -------------    -------------   -------------   -------------
                                     $          -     $         91    $        206    $        297
                                     =============    =============   =============   =============

    The provision included $117,000 of lease payments for vacated office space scheduled for payment through September 2003. The remaining personnel costs are expected to be paid out and contractual obligations fulfilled by the end of the second quarter of fiscal 2002. The accrued costs are included in "Accrued restructuring costs and other liabilities" on the Company's Condensed Consolidated Balance Sheets.

STOCKHOLDERS' EQUITY

    In April 2000, the Company issued 25,000 shares of common stock as a portion of the purchase price for the acquisition of Allegria Software, Inc ("Allegria"). The recipients of these shares were given the right to demand the Company to repurchase these shares at a price of $28.60 per share at the end of one year. In April 2001, each of the former owners exercised this right. The total repurchase price is $715,000. Agreements were reached with all parties to extend cash payment for this repurchase over a twelve-month period.

    The Company paid a total of $140,000 during the first quarter of fiscal 2002 to two of the former owners for the repurchase of 12,000 shares, which were retired prior to June 30, 2001. The remaining $203,000 payable over the next twelve months has been accrued under "accrued expenses".

    The owner of the remaining 13,000 shares is holding the stock certificates until full payment is received for these shares. The total cash to be paid for this repurchase is $372,000, none of which was paid as of June 30, 2001. As the Company has yet to receive the certificates, no entry has been made to reflect this transaction.

COMPREHENSIVE INCOME (LOSS)

    The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which establishes rules for the reporting and display of comprehensive income
(loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $1,242,000 and $493,000 for the three months ended June 30, 2001 and 2000, respectively.

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

    The following table illustrates the computation of basic and diluted net loss per share (in thousands):

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                           ----------------------------------
                                                                2001              2000
                                                           ---------------   ----------------
         Numerator:
         Net loss                                          $       (1,151)   $          (317)
         Cumulative preferred stock dividends              $            -    $          (173)
                                                           ---------------   ----------------
         Numerator for basic and diluted loss per share    $       (1,151)   $          (490)
                                                           ===============   ================

         Denominator:
         Denominator for basic net loss per share -
         average number of common shares outstanding
         during the period                                         16,877             13,361
         Incremental common shares attributable to
         exercise of outstanding options, warrants and
         other common stock equivalents                                 -                  -
                                                           ---------------   ----------------
         Denominator for diluted net loss per share                16,877             13,361
                                                           ===============   ================

         Basic net loss per share                          $        (0.07)   $         (0.04)
                                                           ===============   ================
         Diluted net loss per share                        $        (0.07)   $         (0.04)
                                                           ===============   ================

    Options, warrants and other common stock equivalents amounting to 608,000 and 1,740,000 potential common shares were excluded from the computation of diluted EPS for the quarters ended June 30, 2001 and 2000, respectively, because the Company reported net losses and, therefore, the effect would be antidilutive.

SEGMENT AND GEOGRAPHIC DATA

    The Company is an integrated Internet and IT technology and services company operating in four primary business segments; 1) IT services; 2) engineering software products, maintenance and services; 3) Internet portals focused on telecommunications and travel services for Asian expatriates and ASP solutions; and 4) digital media products and animation services.

    The Company has provided computer-aided engineering software solutions to customers for about 20 years. During the past 16 years, the Company has supported the engineering software business with India-based software programming and IT resources. In addition, based upon the Company's knowledge and understanding of the engineering software market, combined with the Company's Internet technology resources and experience, the Company launched Web4engineers.com, an engineering applications service provider ("ASP") portal hosting the Company's engineering software applications online and providing ASP services to engineering software providers and their licensees worldwide. With the acquisitions of R-Cube Technologies in February 1999 and NetGuru Systems completed in December 1999, the Company further expanded its IT resources and capabilities and its presence in the IT services industry, providing expertise in data-mining and embedded technologies, Internet/Intranet design and development and systems and software integration and implementation to companies in North America. The Company has expanded its IT services business into Europe and intends to further expand its services in India and Southeast Asia.

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

    The significant components of worldwide operations by reportable operating segment (in thousands) are:

                                                                    THREE MONTHS ENDED JUNE 30,
                                                            ---------------------------------------
                                                                  2001                 2000
                                                            -----------------    ------------------
                                                                        (IN THOUSANDS)
                NET REVENUE
                IT services                                 $          3,348     $           4,917
                Software sales, maintenance and
                  services                                             2,036                 2,175
                Internet, e-commerce and ASP services                  1,390                   201
                Digital media and animation services                       7                     -
                                                            =================    ==================
                         Consolidated                       $          6,781     $           7,293
                                                            =================    ==================

                OPERATING (LOSS)/INCOME
                IT services                                 $            183     $             832
                Software sales, maintenance and
                  services                                              (702)                 (618)
                Internet, e-commerce and ASP services                   (367)                 (598)
                Digital media and animation services                    (152)                 (150)
                                                            -----------------    ------------------
                         Consolidated                       $         (1,038)    $            (534)
                                                            =================    ==================

    The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                            ---------------------------------------
                                                                  2001                 2000
                                                            -----------------    ------------------
                                                                       (IN THOUSANDS)
                NET REVENUE
                United States                               $          5,718     $           6,159
                The Americas (other than U.S.)                           120                   203
                Europe                                                   497                   468
                Asia-Pacific                                             446                   463
                                                            -----------------    ------------------
                         Consolidated                       $          6,781     $           7,293
                                                            =================    ==================
                EXPORT SALES
                United States                               $            124     $             368
                                                            =================    ==================

                                                                JUNE 30,              MARCH 31,
                                                                  2001                  2001
                                                            -----------------    ------------------
                                                                        (IN THOUSANDS)
                LONG-LIVED ASSETS
                United States                               $         14,105     $          14,621
                Europe                                                   386                   324
                Asia-Pacific                                           2,570                 2,710
                                                            -----------------    ------------------

                         Consolidated                       $         17,061     $          17,655
                                                            =================    ==================

CONTINGENCIES

    The Company is party to various litigation arising in the normal course of business. Management believes the disposition of these matters will not have a material adverse effect on the Company's result of operations or financial condition.

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

    The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001 (and, in particular, in the "Risk Factors" section therein) that discuss our business in greater detail and that also disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

    Any of the factors described above or in the "Risk Factors" section of our Annual Report on Form 10-KSB could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results.

    As a result, we believe that period-to-period comparisons of the results of our operations of are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in our operating results could cause the price of our common stock to fluctuate substantially.

OVERVIEW

    We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are an integrated Internet technology and services company providing:

    o   Internet-based information technology, or IT, services;
    o   Internet and personal computer-based engineering software products;
    o Internet content and commerce through our portal network, NETGURUINDIA.COM, which is focused on the "global Indian" community, consisting of resident Indians and persons of Indian origin, or PIOs; and
    o   Digital media and animation products and services.

    We have been providing computer-aided engineering software solutions to our customers for about 20 years. For the past 16 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the U.S., further expanding our IT resources and capabilities. With our experience in India and our understanding of the global Indian community, we began offering our Internet portal services in 1999. In addition, based upon our knowledge and understanding of the engineering software market, combined with our Internet technology resources and experience, we launched WEB4ENGINEERS.COM, an engineering portal hosting our engineering software applications online and providing applications services provider, or ASP, services to engineering software providers and their licensees worldwide.

    We provide a full suite of IT consulting services to our customers from our IT services divisions in the Silicon Valley and the Boston area. We support our IT services operations with our offshore facility in India. Our IT consulting customers include companies such as General Electric, Fidelity, Netscape, Sun Microsystems, Cisco Systems and Hewlett Packard. We have positioned ourselves to capitalize on our IT services methodology in order to provide Internet-based IT consulting services to businesses worldwide and to enable us to provide business-to-business Web solutions in India.

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

    In April 2000, we acquired Allegria Software, Inc. ("Allegria"), a company with Internet technology resources and online collaborative software. This acquisition, combined with our Web-enabling technology, allows us to offer to our current and prospective customers our engineering software products online with real-time, online collaboration through our WEB4ENGINEERS.COM portal. Our WEB4ENGINEERS.COM portal offers ASP services, including applications hosting, data hosting and portal services for engineering companies worldwide.

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

    We have developed proprietary digital multi-media expertise and resources in our studios in Calcutta, India and in the U.S. to offer our entertainment, advertising and corporate customers animation software such as AXA Web, digital multi-media, and features and other digital products and services worldwide. We plan to further enrich our offerings by providing full motion video and sound through internet portals, allowing the user to view content in full-screen format on the user's computer without distortion or degradation of either video or sound quality.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                            THREE MONTHS ENDED JUNE 30,
                                            ---------------------------
                                                2001           2000
                                                ----           ----

     Net revenues                              100.0%          100.0%
     Cost of revenues                           52.5            49.3
                                            -----------     -----------

     Gross profit                               47.5            50.7
                                            -----------     -----------

     Selling, general and
      administrative expenses                   55.2            48.7
     Research and development expenses           7.6             9.3
                                            -----------     -----------

     Operating loss                            (15.3)           (7.3)

     Interest (income) expense, net              0.5            (1.2)
     Other (income) expense, net                (0.1)           (0.3)
                                            -----------     -----------

     Loss before income taxes                  (15.7)           (5.8)
     Income tax (expense) benefit               (1.3)            1.5
                                            -----------     -----------

     Net loss                                  (17.0)%          (4.3)%
                                            ===========     ===========

    NET REVENUES. Net revenues for the three months ended June 30, 2001 decreased by $512,000 (7.0%) to $6,781,000, as compared to $7,293,000 for the three months ended June 30, 2001. Our revenues were primarily from (1) IT services, (2) engineering software products, maintenance and services, and (3) Internet content, e-commerce and ASP services.

    IT services net revenues represented 49.4% of total net revenues for the quarter ended June 30, 2001 compared to 67.4% for the quarter ended June 30, 2000. In dollar terms, IT services net revenue decreased $1,569,000 or 31.9% during the quarter ended June 30, 2001 compared to the same period in the prior year. The decline is primarily reflective of a general decline in the market for IT services. The decrease in IT services net revenues as a percentage of total net revenues is also the result of increased revenues for our Internet, e-commerce and ASP services business segment.

    Our net revenues from software sales, maintenance and services increased as a percentage of total net revenues to 30.0% in the first quarter of fiscal 2002 from 29.8% in the first quarter of fiscal 2001. In dollar terms, revenues from software sales, maintenance and services were $2,036,000 in the first quarter of fiscal 2002 compared to $2,175,000 in the same period of the prior fiscal year, a decline of 6.4%.

    Internet content, e-commerce, and ASP services comprise an emerging business segment for our company. Revenues in the first three months of fiscal 2002 amounted to $1,390,000 compared to $201,000 from this segment in the comparable period of the prior fiscal year. These revenues were generated primarily from travel services and phone cards sold as part of our NETGURUINDIA.COM portal business, and to a smaller extent from our ASP services.

    GROSS PROFIT. Gross profit as a percentage of net revenues decreased to 47.5% for the three months ended June 30, 2001 as compared to 50.7% for the three months ended June 30, 2000. In dollar terms, total gross profit decreased by $472,000 or 12.8% to $3,224,000 for the three months ended June 30, 2001 from $3,696,000 for the three months ended June 30, 2000. The decrease in gross profit was largely due to the decline in IT services and to a lesser extent due to the decrease in software product sales, maintenance and support, partially offset by an increase in gross profit in the Internet, e-commerce and ASP services segment.

    The gross profit percentage from the IT services segment is ordinarily lower than the gross profit percentage from the software sales, maintenance and services segment. In addition, the general decline in the IT services market contributed to a further decline in the gross profits in this segment, resulting in a decrease from 35.6% during the first quarter of fiscal 2001 to 30.0% in the first quarter of fiscal 2002.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $187,000 (5.2%) to $3,742,000 for the three months ended June 30, 2001 as compared to $3,555,000 for the three months ended June 30, 2000. Although SG&A expenses increased slightly compared to the same period in the prior fiscal year, they actually decreased substantially compared to the three months ended March 31, 2001, reflecting a reversal of the trend of the past five quarters of increasing SG&A expenses as a result of our efforts to control costs and expenses.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses declined both as a percentage of total net revenue and in dollar terms, decreasing by $155,000 (23.0%) to $520,000 for the three months ended June 30, 2001 compared to $675,000 for the same period in the prior year. As a percentage of the software product sales, maintenance and support revenues (to which the R&D expenses are more closely related), R&D expenses decreased from 31.0% in the first quarter of fiscal 2001 to 25.5% in the first quarter of fiscal 2002. The decrease in R&D expenses is primarily attributable to our efforts to control costs and expenses.

    OTHER (EXPENSE) INCOME. Net interest expense was $32,000 for the three months ended June 30, 2001, compared to net interest income of $90,000 for the three months ended June 30, 2000. This change is primarily due to the reduction in cash balances deposited in interest earning accounts.

    INCOME TAXES. We recorded an income tax expense of $89,000 in the first quarter of fiscal 2002 compared to an income tax benefit of $110,000 in the first quarter of fiscal 2001. The change resulted largely from an increase in the valuation allowance against deferred tax assets recorded for the quarter ended June 30, 2001. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible to recover income taxes previously paid during the carryback period. As of June 30, 2001, we had a valuation allowance of $2,979,000 to reduce the net deferred tax assets due to the potential expiration of certain tax credit and net operating loss carryforwards prior to their utilization.

LIQUIDITY AND CAPITAL RESOURCES

    We currently finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances. Our principal sources of liquidity at June 30, 2001 consisted of $6,964,000 of cash and cash equivalents. Cash and cash equivalents decreased by $994,000 during the three months ended June 30, 2001. The decrease was largely due to cash used in operating activities and to a lesser extent by cash used in investing and financing activities. During the same three-month period in the prior year, the decrease in cash and cash equivalents was $342,000. The larger decrease in cash and cash equivalents in the current period is due to a reduction in cash provided by financing activities.

    Operating activities used $453,000 in the first three months of fiscal 2002. In contrast, operating activities provided $171,000 in the first three months of fiscal 2001. The primary contributors were:

    o A larger net loss in fiscal 2002 ($1,151,000) compared to fiscal 2001 ($317,000);
    o An increase in payments to vendors for accounts payable and accrued expenses and prepayment of certain expenses resulting in a net cash outflow of $788,000 in fiscal 2002 compared to a reduction in cash outflow of about $616,000 in fiscal 2001 (as a result of increases in accounts payable, prepaid expenses and accrued expenses); and
    o Decrease in maintenance billings as reflected by a decrease of $525,000 in deferred maintenance revenue in fiscal 2002 compared to an increase of $31,000 in fiscal 2001.

    These contributors were partially offset by:

    o Reductions in accounts receivable of about $1,094,000 in fiscal 2002 compared to increase in accounts receivable of $729,000 in fiscal 2001.

    In the first quarter of the current fiscal year (fiscal 2002), we used $239,000 primarily to repay bank debt and to repurchase common stock. During the first quarter of the prior fiscal year (fiscal 2001), we received $2,870,000 from financing activities, mainly from an issuance 200,000 shares of our common stock for approximately $3,084,000 (net of certain commissions and offering costs) to two investors on June 22, 2000 in a private transaction not involving a public offering. We received an additional $410,000 through the exercise of stock options and warrants during the first quarter of fiscal 2001.

    During the three months ended June 30, 2001, we used approximately $234,000 of cash in investing activities primarily to purchase property, plant and equipment compared to $3,284,000 during the three months ended June 30, 2000, primarily to acquire companies and purchase property, plant and equipment.

    We believe that our current cash and cash equivalents balances will provide adequate working capital to fund our operations at currently anticipated levels through March 31, 2002. Additionally, we currently have $2,000,000 available under an existing line of credit. We are currently under negotiations to renew this line of credit which expires August 31, 2001. To the extent that such amounts are insufficient to finance our working capital requirements, we will be required to raise additional funds through public or private equity or debt financing. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to us.

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

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company is required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 required that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Under SFAS No. 142, the amortization of goodwill ceases upon adoption of the Statement, is effective for fiscal years beginning after December 15, 2001 and shall be initially applied at the beginning of a fiscal year.

    The Company has historically amortized its goodwill and other intangible assets over their estimated useful lives. Beginning with the adoption of SFAS No. 142, the Company will cease amortizing its goodwill and certain intangible assets. The Company anticipates adopting SFAS No. 142 as of the beginning of fiscal year 2003 (i.e., April 1, 2002). As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $9,574,000, which will be subject to the transition provisions of SFAS 141 and 142. The Company recorded amortization expense in the amount of $1,360,000 for the fiscal year ended March 31, 2001, $334,000 for the quarter ended June 30, 2001 and $344,000 for the quarter ended June 30, 2000. To the extent that no impairment charges are recorded upon adoption or application of SFAS No. 142, similar amounts amortization will not be recorded in future periods, although the Company has not fully completed its analysis of the effects of adopting these standards.

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

Date:  August 14, 2001

                                        NETGURU, INC.

                                        By: /S/ JYOTI CHATTERJEE
                                            --------------------
                                           Jyoti Chatterjee
                                           President and Chief Operating Officer
                                           and Acting Chief Financial Officer
                                           (principal financial and accounting
                                            officer)