Form 10QSB
period 2001-09-30
NETGURU INC
filed 2001-11-14
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 16,920,848 on November 09, 2001.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations for the three and six month periods ended September 30, 2001 and 2000

         Condensed Consolidated Balance Sheets as of September 30, 2001 and March 31, 2001

         Condensed Consolidated Statements of Cash Flows for the six month periods ended September 30, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           NETGURU, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)
                                 (In thousands, except share and per share amounts)

                                                 THREE MONTHS      THREE MONTHS      SIX MONTHS         SIX MONTHS
                                                     ENDED             ENDED            ENDED              ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
                                                     2001              2000             2001              2000
                                                 -------------------------------------------------------------------
Net revenues:
    IT services                                  $      2,724      $      4,977      $      6,072      $      9,894
    Software sales, maintenance and services            2,021             2,034             4,057             4,208
    Internet, e-commerce, and ASP services              1,529               520             2,919               720
    Digital media products and animation
      services                                             30                 -                37                 -
                                                 -------------------------------------------------------------------

           Total net revenues                           6,304             7,531            13,085            14,822

Cost of revenues:
    IT services                                         2,019             3,305             4,365             6,472
    Software sales, maintenance and services              144               329               393               623
    Internet, e-commerce, and ASP services              1,318               254             2,241               388
    Digital media products and animation
      services                                              -                 -                39                 -
                                                 -------------------------------------------------------------------

           Total cost of revenues                       3,481             3,888             7,038             7,483

                                                 -------------------------------------------------------------------
           Gross profit                                 2,823             3,643             6,047             7,339
                                                 -------------------------------------------------------------------

Operating expenses:
    Selling, general and administrative                 3,001             3,126             6,081             6,124
    Research and development                              481               670             1,002             1,345
    Amortization of goodwill                              282               345               616               689
    Depreciation and other amortization                   355               239               682               452
                                                 -------------------------------------------------------------------

           Total operating expenses                     4,119             4,380             8,381             8,610
                                                 -------------------------------------------------------------------

           Operating loss                              (1,296)             (737)           (2,334)           (1,271)
                                                 -------------------------------------------------------------------

Other (income) expense:
    Interest, net                                          41              (126)               72              (216)
    Other                                                  (1)              (19)               (8)              (37)
                                                 -------------------------------------------------------------------

           Total other (income) expense                    40              (145)               64              (253)
                                                 -------------------------------------------------------------------

Loss before income taxes                               (1,336)             (592)           (2,398)           (1,018)

Income tax expense (benefit)                               48                73               137               (37)
                                                 -------------------------------------------------------------------

           Net loss                              $     (1,384)     $       (665)     $     (2,535)     $       (981)
                                                 ===================================================================

Net loss per common share:
         Basic                                   $      (0.08)     $      (0.06)     $      (0.15)     $      (0.10)
                                                 ===================================================================
         Diluted                                 $      (0.08)     $      (0.06)     $      (0.15)     $      (0.10)
                                                 ===================================================================

Common shares used in computing net
  loss per common share:
         Basic                                     16,920,848        13,651,900        16,989,116        13,507,294
                                                 ===================================================================
         Diluted                                   16,920,848        13,651,900        16,989,116        13,507,294
                                                 ===================================================================

                       See accompanying notes to condensed consolidated financial statements.

                                                         3

                                        NETGURU, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share and per share amounts)

                                                                               SEPTEMBER 30,      MARCH 31,
                                                                                   2001             2001
                                                                              --------------   --------------
                                                                                (Unaudited)
                                                    ASSETS
Current assets:
    Cash and cash equivalents                                                 $       4,846    $       7,958
    Accounts receivable (net of allowance for doubtful accounts of $749 and
      $832, as of September 30, 2001 and March 31, 2001 respectively)                 3,904            4,937
    Deferred income taxes                                                               405              342
    Notes and related party loans receivable                                             16               14
    Prepaid expenses and other current assets                                         1,889            1,375
                                                                              --------------   --------------

           Total current assets                                                      11,060           14,626

Property, plant and equipment, net                                                    4,883            4,796
Goodwill and intangible assets (net of accumulated amortization of $3,578
    and $2,962, as of September 30, 2001 and March 31, 2001 respectively)            10,290           10,847
Deferred income taxes, non-current                                                      936              936
Other assets                                                                          1,000            1,076
                                                                              --------------   --------------
                                                                              $      28,169    $      32,281
                                                                              ==============   ==============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt                                    $         587    $         591
    Current portion of capital lease obligations                                        149              151
    Accounts payable                                                                  1,125            1,179
    Accrued expenses                                                                  1,221            1,558
    Income taxes payable                                                                253              116
    Deferred maintenance revenue                                                      1,316            1,992
    Deferred income taxes                                                                60               60
    Accrued restructuring costs and other liabilities                                   360              309
                                                                              --------------   --------------

           Total current liabilities                                                  5,071            5,956

Long-term bank debt, net of current portion                                             586              840
Capital lease obligations, net of current portion                                       475              532
Deferred income taxes, non-current                                                      112              104
Deferred gain on sale-leaseback                                                         922              957
                                                                              --------------   --------------

           Total liabilities                                                          7,166            8,389
                                                                              --------------   --------------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                                             -                -
    Common stock, par value $.01; authorized 150,000,000 shares; issued and outstanding 16,920,848 and 16,864,604 shares (net of 10,965 treasury
      shares) as of September 30, 2001 and March 31, 2001 respectively                  169              169
    Additional paid-in capital                                                       32,373           32,621
    Accumulated deficit                                                             (10,397)          (7,861)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                           (1,142)          (1,037)
                                                                              --------------   --------------

           Total stockholders' equity                                                21,003           23,892
                                                                              --------------   --------------
                                                                              $      28,169    $      32,281
                                                                              ==============   ==============

                    See accompanying notes to condensed consolidated financial statements.

                                                      4

                                      NETGURU, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                              (In thousands)

                                                                            SIX MONTHS       SIX MONTHS
                                                                              ENDED            ENDED
                                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                                               2001             2000
                                                                          --------------   --------------
Cash flows from operating activities:
    Net loss                                                              $      (2,535)   $        (981)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                             1,307            1,141
        Deferred income taxes                                                        (7)            (119)
        Compensation expense recognized on issuance of stock options                 64               56
        Changes in operating assets and liabilities (net of acquisitions):
          Accounts receivable                                                     1,063             (422)
          Notes and related party loans receivable                                   (2)             112
          Prepaid expenses and other current assets                                (519)              90
          Other assets                                                              (38)            (859)
          Accounts payable                                                          (57)             310
          Accrued expenses                                                         (460)            (543)
          Income taxes payable                                                       84               66
          Deferred maintenance revenue                                             (689)             (97)
          Deferred gain on sale-leaseback                                           (35)             (34)
          Other liabilities                                                         (30)              46
                                                                          --------------   --------------

                  Net cash used in operating activities                          (1,854)          (1,234)
                                                                          --------------   --------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                      (712)          (1,810)
    Payments to acquire companies, net of cash acquired                             (69)          (1,591)
                                                                          --------------   --------------

                  Net cash used in investing activities                            (781)          (3,401)
                                                                          --------------   --------------

Cash flows from financing activities:
    Proceeds from bank debt                                                          41              139
    Repayment of bank debt                                                         (273)            (873)
    Repayment of capital lease obligations                                          (68)             (58)
    Proceeds from issuance of common stock                                           27            3,549
    Payments to repurchase common stock                                            (140)               -
                                                                          --------------   --------------

                  Net cash (used in) provided by financing activities              (413)           2,757
                                                                          --------------   --------------

    Effect of exchange rate changes on cash and cash equivalents                    (64)            (219)
                                                                          --------------   --------------

                  (Decrease) increase in cash and cash equivalents               (3,112)          (2,097)

Cash and cash equivalents, beginning of period                                    7,958           13,265
                                                                          --------------   --------------

Cash and cash equivalents, end of period                                  $       4,846    $      11,168
                                                                          ==============   ==============

Supplemental disclosure of cash flow information:
   Amounts paid for:
         Interest                                                         $         128    $          66
         Income taxes                                                     $          32    $          33

Supplemental disclosure of non-cash investing and financing activities:
    Issuance of common stock and warrants in connection with              $           -    $         750
      acquisitions

                      See accompanying notes to consolidated financial statements.

                                                    5

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of netGuru, Inc. and its wholly-owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         These condensed consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2001 and the results of operations and the cash flows for the three and six months ended September 30, 2001 and 2000, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending March 31, 2002.

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

PROVISION FOR RESTRUCTURING OPERATIONS

         In March 2001, the Company announced plans to restructure its operations. As a result of this restructuring plan, the Company recorded a restructuring charge of $2.4 million in the fourth quarter of fiscal 2001. The restructuring plan: 1) refocused strategic direction of Internet service provider ("ISP") initiatives; 2) refocused strategic direction of Internet portal initiatives; 3) consolidated the Company's technical support activities; and 4) eliminated the Company's in-house legal department. In the Internet portal business, the Company has redirected its primary focus towards the telephony and travel services offered through the portal. For the Company's ISP initiatives in India, the Company has redirected its primary focus towards the telephony, communication and connectivity services targeted at the corporate market.

         A roll-forward of the restructuring accrual activity is as follows (in thousands):

                                      ASSET               CONTRACTUAL
                                   WRITE-OFFS  SEVERANCE  OBLIGATIONS    TOTAL
                                    ---------  ---------   ---------   ---------

Refocus of ISP operations                  -          -         101         101
Refocus of portal operations               -          -           -           -
Consolidation of technical
    support activities                     -         49         117         166
Elimination of legal department            -         42           -          42
                                    ---------  ---------   ---------   ---------
Balance at March 31, 2001           $      -   $     91    $    218    $    309
                                    ---------  ---------   ---------   ---------

Refocus of ISP operations                  -          -           -           -
Refocus of portal operations               -          -           -           -
Payments towards technical
    support activities                     -          -         (12)        (12)
Elimination of legal department            -          -           -           -
                                    ---------  ---------   ---------   ---------
Balance at June 30, 2001            $      -   $     91    $    206    $    297
                                    ---------  ---------   ---------   ---------

Payments towards ISP operations            -          -         (63)        (63)
Payments towards portal operations         -          -           -           -
Payments towards technical
    support activities                     -          -         (12)        (12)
Elimination of legal department            -          -           -           -
                                    ---------  ---------   ---------   ---------
Balance at September 30, 2001       $      -   $     91    $    131    $    222
                                    =========  =========   =========   =========

         The provision included $117,000 of lease payments for vacated office space scheduled for payment through September 2003. The remaining personnel costs are expected to be paid out and contractual obligations fulfilled by the end of fiscal 2002. The accrued costs are included in "Accrued restructuring costs and other liabilities" on the Company's condensed consolidated balance sheets.

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

         The Company paid a total of $140,000 during the first quarter of fiscal 2002 to two of the former owners for the repurchase of 12,000 shares, which were retired prior to June 30, 2001. The remaining $203,000 payable over the next twelve months has been accrued under "accrued expenses."

         The owner of the remaining 13,000 shares is holding the stock certificates until full payment is received for these shares. The total cash to be paid for this repurchase is $372,000, of which $128,000 was paid as of September 30, 2001.

COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $1,398,000 and $922,000 for the three months ended September 30, 2001 and 2000, respectively, and was $2,640,000 and $1,414,000 for the six months ended September 30, 2001 and 2000, respectively.

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

The following table illustrates the computation of basic and diluted net loss per share (in thousands except per share amounts):

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                         ---------------------------------------------
                                            2001         2000       2001        2000
                                         ---------------------------------------------
Numerator:
Net loss                                 $ (1,384)   $   (665)   $ (2,535)   $   (981)
Cumulative preferred stock dividends     $      -    $   (139)   $      -    $   (312)
                                         ---------------------------------------------
Numerator for basic and diluted loss
per share                                $ (1,384)   $   (804)   $ (2,535)   $ (1,293)
                                         =============================================

Denominator:
Denominator for basic net loss per
share - average number of common
shares outstanding during the period       16,921      13,652      16,989      13,507
Incremental common shares attributable
to exercise of outstanding options,
warrants and other common stock
equivalents                                     -           -           -           -
                                         ---------------------------------------------
Denominator for diluted net loss per
share                                      16,921      13,652      16,989      13,507
                                         =============================================

Basic net loss per share                 $  (0.08)   $  (0.06)   $  (0.15)   $  (0.10)
                                         =============================================
Diluted net loss per share               $  (0.08)   $  (0.06)   $  (0.15)   $  (0.10)
                                         =============================================

         Options, warrants and other common stock equivalents amounting to 455,000 and 538,000 potential common shares for the three and six month periods ended September 30, 2001, respectively and 1,701,000 and 1,730,000 potential common shares for the three and six month periods ended September 30, 2000 were excluded from the computation of diluted EPS because the Company reported net losses and, therefore, the effect would be antidilutive.

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

         The significant components of worldwide operations by reportable operating segment (in thousands) are:

                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                         ---------------------   ---------------------
                                            2001        2000       2001        2000
                                         ---------   ---------   ---------   ---------
          NET REVENUE
IT services                              $  2,724    $  4,977    $  6,072    $  9,894
Software sales, maintenance and
  services                                  2,021       2,034       4,057       4,208
Internet, e-commerce, and ASP
  services                                  1,529         520       2,919         720
Digital media and animation
  services                                     30           -          37           -
                                         ---------   ---------   ---------   ---------

         Consolidated                    $  6,304    $  7,531    $ 13,085    $ 14,822
                                         =========   =========   =========   =========

       OPERATING (LOSS)/INCOME
IT Services                              $    (24)   $    813    $    198    $  1,645
Software sales, maintenance and
  services                                   (643)       (664)     (1,424)     (1,282)
Internet, e-commerce, and ASP
  services                                   (522)       (886)       (850)     (1,634)
Digital media and animation
  services                                   (107)          -        (258)          -
                                         ---------   ---------   ---------   ---------

         Consolidated                    $ (1,296)   $   (737)   $ (2,334)   $ (1,271)
                                         =========   =========   =========   =========

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                    --------------------    --------------------
                                      2001        2000        2001        2000
                                    --------    --------    --------    --------
             NET REVENUE
United States                       $ 5,104     $ 6,322     $10,822     $12,480
The Americas (other than U.S.)           82         123         202         326
Europe                                  541         592       1,038       1,060
Asia-Pacific                            577         494       1,023         956
                                    --------    --------    --------    --------

         Consolidated               $ 6,304     $ 7,531     $13,085     $14,822
                                    ========    ========    ========    ========

             EXPORT SALES
United States                       $    97     $   165     $   221     $   551
                                    ========    ========    ========    ========


                                                    AT SEPTEMBER   AT SEPTEMBER
                                                      30, 2001       30, 2000
                                                    ------------   ------------
                LONG-LIVED ASSETS
                United States                       $    13,366    $    12,992
                Europe                                      366            375
                Asia-Pacific                              2,441          3,122
                                                    ------------   ------------

                         Consolidated               $    16,173    $    16,489
                                                    ============   ============

CONTINGENCIES

         The Company is party to various litigation arising in the normal course of business. Management believes the resolution of these matters will not have a material adverse effect on the Company's result of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-QSB is forward-looking, such as information including the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance. The forward-looking statements and associated risks may include, relate to or be qualified by the uncertainty associated with other important factors, including, without limitation,

         o our ability to transition into new lines of business as planned;
         o our ability to become a leading integrated Internet technology and services company addressing the global Indian market, the worldwide information technology services market and the worldwide Internet engineering software market;
         o        our ability to successfully market and sell ASP services
                  through our recently launched engineering portal;
         o        market growth;
         o        new competition;
         o        competitive pricing;
         o        new technologies;
         o our ability to successfully implement our future business plans;
         o our ability to execute our business strategy and our expansion strategy;
         o our ability to attract strategic partners, alliances and advertisers;
         o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future;
         o        our ability to hire and retain qualified personnel;
         o        our ability to obtain capital, if required;
         o our ability to successfully implement our brand building campaign;
         o        trademark protection;
         o our plans for expanding our Internet portal network and the services offered through such network;
         o our plans regarding our telephony infrastructure and service offerings;
         o our beliefs regarding the growth of Internet usage within the global Indian community;
         o our beliefs regarding the demand for our products and our competitive advantages;
         o        the negative impact of economic slowdowns and recessions; and
         o existing and future government regulation to which we are subject.

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

         As a result, we believe that period-to-period comparisons of the results of our operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in our operating results could cause the price of our common stock to fluctuate substantially.


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

         In April 2000, we acquired Allegria, a company with Internet technology resources and online collaborative software. This acquisition, combined with our Web-enabling technology, allows us to offer to our current and prospective customers our engineering software products online with real-time, online collaboration through our WEB4ENGINEERS.COM portal. Our WEB4ENGINEERS.COM portal offers ASP services, including applications hosting, data hosting and portal services for engineering companies worldwide.

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

         In August 2001, the Company entered into the global telephony wholesale market by offering call termination services through its privately managed switching network to Mexico, China and the Philippines.

         We have developed proprietary digital multi-media expertise and resources in our studios in Calcutta, India and in the U.S. to offer our entertainment, advertising and corporate customers animation software such as AXA Web, digital multi-media, and features and other digital products and services worldwide. We plan to further enrich our offerings by providing full motion video and sound through internet portals, allowing the user to view content in full-screen format on the user's computer without distortion or degradation of either video or audio quality.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                 -----------------   -----------------
                                                   2001      2000      2001      2000
                                                 -------   -------   -------   -------
Net revenues                                     100.0%    100.0%    100.0%    100.0%
Cost of revenues                                  55.2      51.6      53.8      50.5
                                                 -------   -------   -------   -------

Gross profit                                      44.8      48.4      46.2      49.5
                                                 -------   -------   -------   -------

Selling, general and administrative expenses      47.6      41.5      46.4      41.3
Research and development expenses                  7.6       8.9       7.7       9.1
Amortization of goodwill                           4.5       4.6       4.7       4.6
Depreciation and software amortization             5.6       3.2       5.2       3.1
                                                 -------   -------   -------   -------
       Total operating expenses                   65.3      58.2      64.0      58.1

Operating loss                                   (20.5)     (9.8)    (17.8)     (8.6)

Interest (income) expense, net                     0.7      (1.7)      0.6      (1.5)
Other (income) expense, net                          -      (0.3)        -      (0.2)
                                                 -------   -------   -------   -------

Loss before income taxes                         (21.2)     (7.8)    (18.4)     (6.9)
Income tax expense (benefit)                       0.8       1.0       1.0      (0.3)
                                                 -------   -------   -------   -------

Net loss                                         (22.0)%    (8.8)%   (19.4)%    (6.6)%
                                                 =======   =======   =======   =======

         NET REVENUES. Our revenues were primarily from (1) IT services, (2) engineering software products, maintenance and services, and (3) Internet content, e-commerce and ASP services. Net revenues for the three months ended September 30, 2001 decreased by $1,227,000 or 16.3% to $6,304,000 from
$7,531,000 for the three months ended September 30, 2001. For the six months ended September 30, 2001, net revenues declined $1,737,000 or 11.7% from $14,822,000 to $13,085,000. Management believes that the events of the September 11th incident adversely affected the net revenues for the quarter ended September 30, 2001 specifically in IT services, software sales, and travel services.

         IT services net revenues represented 43.2% of total net revenues for the quarter ended September 30, 2001 compared to 66.1% for the quarter ended September 30, 2000. For the six months ended September 30, 2001, IT services revenues declined $3,822,000 or 38.6% from $9,894,000 to $6,072,000. The decline in IT services net revenue of $2,253,000 or 45.3% during the quarter ended September 30, 2001 compared to the same period in the prior year reflected the general decline in the market for IT services.

         Our net revenues from software sales, maintenance and services increased as a percentage of total net revenues to 32.1% in the second quarter of fiscal 2002 from 27.0% in the second quarter of fiscal 2001. For the six-month period ended September 30, 2001, net revenues from software sales, maintenance and support increased to 31.0% of the total net revenues from 28.4% of the total net revenues. In dollar terms, revenues from software sales, maintenance and services declined to $2,021,000 in the second quarter of fiscal 2002 from $2,034,000 in the same period of the prior fiscal year, and to $4,057,000 in the first half of fiscal 2002 from $4,208,000 in the same period in the prior year. The decline in revenues is due to the global economic slowdown and to customer postponements.

         Internet content, e-commerce, and ASP services comprise an emerging business segment for our company. Revenues in the second quarter of fiscal 2002 amounted to $1,529,000 compared to $520,000 from this segment in the comparable period of the prior fiscal year. These revenues were generated primarily from travel services and phone cards sold as part of our NETGURUINDIA.COM portal business, and to a smaller extent from our ASP services. In the second quarter of fiscal 2002, we started providing call termination services through our own privately managed internet protocol telephony switch. Revenues from this business in the amount of approximately $279,000, is included in the Internet content, e-commerce and ASP services segment for the three months ended September 30, 2001. Revenues for the six months period ended September 30, 2001 increased to $2,919,000 from $720,000 during the same period in the prior year.

         GROSS PROFIT. Gross profit decreased by $820,000 or 22.5% to $2,823,000 for the three months ended September 30, 2001 from $3,643,000 for the three months ended September 2000. For the six months ended September 30, 2001, gross profit decreased $1,292,000 or 17.6% from $7,339,000 to $6,047,000. As a percentage of total net revenues, gross profit decreased to 44.8% for the three months ended September 30, 2001 from 48.4% for the three months ended September 30, 2000. For the six months ended September 30, 2001, gross profit as a percentage of total net revenues decreased to 46.2% from 49.5% for the six months ended September 30, 2000. The decrease in gross profit was mainly due to the decline in IT services, partially offset by increases in gross profit for the software product sales, maintenance and support segment and the Internet, e-commerce and ASP services segment.

         The gross profit percentage from the IT services segment is ordinarily lower than the gross profit percentage from the software sales, maintenance and services segment. In addition, the general decline in the IT services market contributed to a further decline in the gross profits in this segment, resulting in a decrease from 33.6% for the three months ended September 30, 2000 to 25.6% for the three months ended September 30, 2001. For the six months ended September 30, 2001, IT services gross margin decreased from 34.6% to 28.1%. The events of September 11, 2001 also contributed to the decline in gross profit dollars due to customer postponement of previously closed sales.

         The gross profit percentage from the Internet, e-commerce, and ASP services segment decreased from 51.0% for the three months ended September 30, 2000 to 13.8% for the three months ended September 30, 2001. For the six months ended September 30, 2001, internet, e-commerce, and ASP services gross margin decreased to 23.2% from 46.1% for the six months ended September 30, 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased $125,000 or 4.0% to $3,001,000 for the three months ended September 30, 2001 from $3,126,000 for the three months ended September 30, 2000. For the six months ended September 30, 2001 SG&A decreased slightly by $43,000 or 0.7% to $6,081,000 as compared to $6,124,000 for the same period in the prior year. Although SG&A expenses decreased only slightly in the first half of fiscal 2002 compared to the same period in the prior fiscal year, they actually decreased approximately $1,557,000 compared to the six months ended March 31, 2001. The cost control measures put in place after the restructuring in the last quarter of the prior fiscal year continue to be reflected in the decrease in SG&A expenses in the three months and six ended September 30, 2001.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses declined both as a percentage of total net revenue and in dollar terms, by $189,000 or 28.2% to $481,000 for the three months ended September 30, 2001 compared to $670,000 for the same period in the prior year. During the six months ended September 30, 2001, R&D expenses decreased $343,000 or 25.5% from $1,345,000 in fiscal year 2001 to $1,001,000 in fiscal year 2002. As a percentage of the software product sales, maintenance and support revenues (to which the R&D expenses are more closely related), R&D expenses decreased from 32.0% in the first half of fiscal year 2001 to 24.7% in the first half of fiscal year 2002. The decrease in R&D expenses is primarily attributable to our efforts to control costs and expenses.

         AMORTIZATION OF GOODWILL. Goodwill amortization expense for the three months ended September 30, 2001 decreased $63,000 or 18.3% to $282,000 from $345,000 for the comparable period in fiscal year 2001. During the six months ended September 30, 2001, amortization expense decreased $73,000 or 10.6% from $689,000 in the comparable period to $616,000. The decrease in amortization expense is primarily due to goodwill from two prior acquisitions that was completely amortized prior to the beginning of fiscal year 2002.

         DEPRECIATION AND OTHER AMORTIZATION EXPENSE. Depreciation and other amortization expense of $355,000 for the three months ended September 30, 2001 increased $116,000 or 48.5% from $239,000 for the comparable period in the prior year. During the six months ended September 30, 2001, depreciation and other amortization expense increased $230,000 or 50.1% from $452,000 in the comparable period to $682,000. The increase in depreciation expense is primarily attributable to the increase in capital expenditures in the prior periods.

         OTHER (EXPENSE) INCOME. Net interest expense was $41,000 for the three months ended September 30, 2001 and $72,000 for the six months ended September 30, 2001, compared to net interest income of $126,000 for the three months ended September 30, 2000 and $216,000 for the six months ended September 30, 2001. This change is primarily due to the reduction in cash balances deposited in interest earning accounts.

         INCOME TAXES. We recorded an income tax expense of $137,000 in the first half of fiscal 2002 compared to an income tax benefit of $37,000 in the first half of fiscal 2001. The change resulted largely from an increase in the valuation allowance against deferred tax assets recorded for the six months ended September 30, 2001. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible to recover income taxes previously paid during the carryback period. As of September 30, 2001, we had a valuation allowance of $3,502,000 to reduce the net deferred tax assets due to the potential expiration of certain tax credit and net operating loss carryforwards prior to their utilization.

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances. Our principal sources of liquidity at September 30, 2001 consisted of $4,846,000 of cash and cash equivalents. Cash and cash equivalents decreased by $3,112,000 during the six months ended September 30, 2001. The decrease was largely due to cash used in operating activities and to a lesser extent by cash used in investing and financing activities. During the same six-month period in the prior year, the decrease in cash and cash equivalents was $2,097,000. The larger decrease in cash and cash equivalents in the current period is due to a reduction in cash provided by financing activities.

         Cash used in operating activities was $1,854,000 for the six months ended September 30, 2001 and $1,234,000 for the six months ended September 30, 2000. The primary contributors were:

         o A larger net loss in fiscal 2002 ($2,535,000) compared to fiscal 2001 ($981,000); and
         o Decrease in maintenance billings as reflected by a decrease of $689,000 in deferred maintenance revenue in fiscal 2002 compared to a decrease of $97,000 in fiscal 2001.

These contributors were partially offset by:

         o Reductions in accounts receivable of $1,063,000 in fiscal 2002 compared to increase in accounts receivable of $422,000 at September 30, 2000.

         In the first half of the current fiscal year (fiscal 2002), we used $413,000 primarily to repay bank debt and to repurchase common stock. During the first half of the prior fiscal year (fiscal 2001), we received $2,757,000 from financing activities, mainly from an issuance 200,000 shares of our common stock for approximately $3,075,000 (net of certain commissions and offering costs) to two investors on June 22, 2000 in a private transaction not involving a public offering. We received an additional $474,000 through the exercise of stock options and warrants during the first half of fiscal 2001.

         During the six months ended September 30, 2001, we used approximately $781,000 of cash in investing activities primarily to purchase property, plant and equipment compared to $3,401,000 during the six months ended September 30, 2000. The decrease was partly due to the Company's prior year acquisiton of Allegria, in which we paid $1,500,000 as a portion of the purchase price for Allegria's outstanding capital stock. The decrease in the purchases of property, plant, and equipment from September 30, 2000 is due to the Company's prior year purchases made for the development of the infrastructure for our Internet business, including our ISP network. This decrease is offset by the purchase of the internet protocol telephony switch for approximately $500,000 in the first half of fiscal 2002.

         We believe that our current cash and cash equivalents balances will provide adequate working capital to fund our operations at currently anticipated levels through March 31, 2002. We are currently under negotiations to renew our line of credit, which expired August 31, 2001. To the extent that such amounts are insufficient to finance our working capital requirements, we will be required to raise additional funds through public or private equity or debt financing. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to us.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company is required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 required that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Under SFAS No. 142, the amortization of goodwill ceases upon adoption of the Statement and it, is effective for fiscal years beginning after December 15, 2001 and shall be initially applied at the beginning of a fiscal year.

         The Company has historically amortized its goodwill and other intangible assets over their estimated useful lives. Beginning with the adoption of SFAS No. 142, the Company will cease amortizing its goodwill and certain intangible assets. The Company anticipates adopting SFAS No. 142 as of the beginning of fiscal year 2003 (i.e., April 1, 2002). As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $9,574,000, which will be subject to the transition provisions of SFAS 141 and 142. The Company recorded amortization expense in the amount of $1,360,000 for the fiscal year ended March 31, 2001, $616,000 for the six months ended September 30, 2001 and $689,000 for the six months ended September 30, 2000. To the extent that no impairment charges are recorded upon adoption or application of SFAS No. 142, similar amounts amortization will not be recorded in future periods, although the Company has not fully completed its analysis of the effects of adopting these standards.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" in September 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management does not believe the application of this standard will have a material effect on the Company's financial position, results of operations or liquidity.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has not assessed whether the application of this standard will have a material effect on the Company's financial position, results of operations or liquidity.

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


Date:  November 14, 2001

                                      NETGURU, INC.


                                      By: /S/ JYOTI CHATTERJEE
                                         -------------------------------------
                                         Jyoti Chatterjee
                                         President and Chief Operating Officer
                                         and Acting Chief Financial Officer
                                         (principal financial and accounting
                                         officer)