Form 10QSB
period 2001-12-31
NETGURU INC
filed 2002-02-14
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 16,920,850 on February 8, 2001.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements

                  Condensed Consolidated Statements of Operations for the three and nine month periods ended December 31, 2001 and 2000

                  Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31, 2001

                  Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2001 and 2000

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

Item 6.           Exhibits and Reports on Form 8-K

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       NETGURU, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                             (In thousands, except share and per share amounts)

                                               THREE MONTHS    THREE MONTHS     NINE MONTHS    NINE MONTHS
                                                  ENDED           ENDED            ENDED          ENDED
                                               DECEMBER 31,    DECEMBER 31,     DECEMBER 31,   DECEMBER 31,
                                                   2001            2000             2001           2000
                                               -------------------------------------------------------------
Net revenues:
    IT services                                $      1,876    $      4,129    $      7,948    $     14,023
    Software sales, maintenance and services          2,467           2,234           6,561           6,442
    Internet, e-commerce, and ASP services            1,037           1,078           3,956           1,798
                                               -------------------------------------------------------------

           Total net revenues                         5,380           7,441          18,465          22,263

Cost of revenues:
    IT services                                       1,596           2,997           5,960           9,469
    Software sales, maintenance and services            239             331             671             954
    Internet, e-commerce, and ASP services            1,066             973           3,308           1,361
                                               -------------------------------------------------------------

           Total cost of revenues                     2,901           4,301           9,939          11,784

                                               -------------------------------------------------------------
           Gross profit                               2,479           3,140           8,526          10,479
                                               -------------------------------------------------------------

Operating expenses:
    Selling, general and administrative               2,954           3,343           9,069           9,503
    Research and development                            493             729           1,460           2,038
    Amortization of goodwill                            287             345             903           1,034
    Depreciation and other amortization                 230             262             913             714
                                               -------------------------------------------------------------

           Total operating expenses                   3,964           4,679          12,345          13,289
                                               -------------------------------------------------------------

           Operating loss                            (1,485)         (1,539)         (3,819)         (2,810)
                                               -------------------------------------------------------------

Other expense (income):
    Interest, net                                        35            (119)            107            (334)
    Other                                                 7             (19)             (1)            (56)
                                               -------------------------------------------------------------

           Total other expense (income)                  42            (138)            106            (390)
                                               -------------------------------------------------------------

Loss before income taxes                             (1,527)         (1,401)         (3,925)         (2,420)

Income tax expense                                       36              51             173              11
                                               -------------------------------------------------------------

           Net loss                            $     (1,563)   $     (1,452)   $     (4,098)   $     (2,431)
                                               =============================================================

Net loss per common share:
         Basic                                 $      (0.09)   $      (0.10)   $      (0.24)   $      (0.17)
                                               =============================================================
         Diluted                               $      (0.09)   $      (0.10)   $      (0.24)   $      (0.17)
                                               =============================================================

Common shares used in computing net
  loss per common share:
         Basic                                   16,920,850      14,994,885      17,007,428      14,004,961
                                               =============================================================
         Diluted                                 16,920,850      14,994,885      17,007,428      14,004,961
                                               =============================================================

See accompanying notes to condensed consolidated financial statements.

                                                     3

                                         NETGURU, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands, except share and per share amounts)

                                                                                 DECEMBER 31,       MARCH 31,
                                                                                    2001              2001
                                                                                --------------   --------------
                                                                                 (Unaudited)
                                                     ASSETS
Current assets:
    Cash and cash equivalents                                                   $       4,597    $       7,958
    Accounts receivable (net of allowance for doubtful accounts of $820 and
      $832, as of December 31, 2001 and March 31, 2001 respectively)                    3,329            4,937
    Deferred income taxes                                                                 405              342
    Notes and related party loans receivable                                                9               14
    Prepaid expenses and other current assets                                           1,863            1,375
                                                                                --------------   --------------

           Total current assets                                                        10,203           14,626

Property, plant and equipment, net                                                      4,609            4,796
Goodwill and intangible assets (net of accumulated amortization of $3,865
    and $2,962, as of December 31, 2001 and March 31, 2001 respectively)               10,009           10,847
Deferred income taxes, non-current                                                        936              936
Other assets                                                                            1,100            1,076
                                                                                --------------   --------------
                                                                                $      26,857    $      32,281
                                                                                ==============   ==============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt                                      $         601    $         591
    Current portion of capital lease obligations                                          149              151
    Accounts payable                                                                    1,409            1,179
    Accrued expenses                                                                    1,098            1,558
    Income taxes payable                                                                  241              116
    Deferred maintenance revenue                                                        1,605            1,992
    Deferred income taxes                                                                  60               60
    Accrued restructuring costs and other liabilities                                     418              309
                                                                                --------------   --------------

           Total current liabilities                                                    5,581            5,956

Long-term bank debt, net of current portion                                               448              840
Capital lease obligations, net of current portion                                         444              532
Deferred income taxes, non-current                                                        112              104
Deferred gain on sale-leaseback                                                           904              957
                                                                                --------------   --------------

           Total liabilities                                                            7,489            8,389
                                                                                --------------   --------------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                                               -                -
    Common stock, par value $.01; authorized 150,000,000 shares; issued and outstanding 16,920,850 and 16,864,604 shares (net of 10,965 treasury
      shares) as of December 31, 2001 and March 31, 2001 respectively                     169              169
    Additional paid-in capital                                                         32,374           32,621
    Accumulated deficit                                                               (11,960)          (7,861)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                             (1,215)          (1,037)
                                                                                --------------   --------------

           Total stockholders' equity                                                  19,368           23,892
                                                                                --------------   --------------
                                                                                $      26,857    $      32,281
                                                                                ==============   ==============

See accompanying notes to condensed consolidated financial statements

                                                       4

                                       NETGURU, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                               (In thousands)

                                                                              NINE MONTHS      NINE MONTHS
                                                                                 ENDED            ENDED
                                                                              DECEMBER 31,     DECEMBER 31,
                                                                                 2001              2000
                                                                             --------------   --------------

Cash flows from operating activities:
    Net loss                                                                 $      (4,098)   $      (2,431)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                1,816            1,748
        Deferred income taxes                                                           (7)            (119)
        Compensation expense recognized on issuance of stock options                    65               83
        Changes in operating assets and liabilities (net of acquisitions):
          Accounts receivable                                                        1,608           (1,101)
          Notes and related party loans receivable                                       5               90
          Prepaid expenses and other current assets                                   (498)             284
          Other assets                                                                (191)          (1,003)
          Accounts payable                                                             229              534
          Accrued expenses                                                            (579)            (579)
          Income taxes payable                                                          75               11
          Deferred maintenance revenue                                                (396)             298
          Deferred gain on sale-leaseback                                              (52)             (52)
          Other liabilities                                                             32                -
                                                                             --------------   --------------

                  Net cash used in operating activities                             (1,991)          (2,237)
                                                                             --------------   --------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                         (637)          (3,030)
    Payments to acquire companies, net of cash acquired                                (68)          (1,591)
                                                                             --------------   --------------

                  Net cash used in investing activities                               (705)          (4,621)
                                                                             --------------   --------------

Cash flows from financing activities:
    Proceeds from bank debt                                                             40              318
    Repayment of bank debt                                                            (388)          (1,003)
    Repayment of capital lease obligations                                            (102)             (89)
    Proceeds from issuance of common stock                                              27            9,818
    Payments for repurchase of preferred stock                                           -           (6,560)
    Payments to repurchase common stock                                               (140)             (76)
                                                                             --------------   --------------

                  Net cash (used in) provided by financing activities                 (563)           2,408
                                                                             --------------   --------------

    Effect of exchange rate changes on cash and cash equivalents                      (102)            (329)
                                                                             --------------   --------------

                  Decrease in cash and cash equivalents                             (3,361)          (4,779)

Cash and cash equivalents, beginning of period                                       7,958           13,265
                                                                             --------------   --------------

Cash and cash equivalents, end of period                                     $       4,597    $       8,486
                                                                             ==============   ==============

Supplemental disclosure of cash flow information: Amounts paid for:
   Interest                                                                  $         180    $          80
   Income taxes                                                              $          96    $         112
Supplemental disclosure of non-cash investing and financing activities:
   Issuance of common stock and warrants in connection with acquisitions     $           -    $         750

See accompanying notes to consolidated financial statements.

                                                     5

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)


BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of netGuru, Inc. and its wholly-owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         These condensed consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at December 31, 2001 and the results of operations and the cash flows for the three and nine months ended December 31, 2001 and 2000, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year ending March 31, 2002.

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

REVENUE RECOGNITION

         The Company recognizes revenue when it is realized or realizable and earned. The Company's revenues arise from the following segments: information technology ("IT") services; software sales, maintenance and services; and Internet portals and Application Service Provider ("ASP") services. Revenues from digital media products and services are included in the software sales, maintenance and services segment. These revenues have historically been an insignificant amount of the Company's total net revenues.

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


PROVISION FOR RESTRUCTURING OPERATIONS

         In March 2001, the Company announced plans to restructure its operations. As a result of this restructuring plan, the Company recorded a restructuring charge of $2.4 million in the fourth quarter of fiscal 2001. The restructuring plan: 1) refocused the strategic direction of Internet service provider ("ISP") initiatives; 2) refocused the strategic direction of Internet portal initiatives; 3) consolidated the Company's technical support activities; and 4) eliminated the Company's in-house legal department. In the Internet portal business, the Company has redirected its primary focus towards the telephony and travel services offered through the portal. For the Company's ISP initiatives in India, the Company has redirected its primary focus towards the telephony, communication and connectivity services targeted at the corporate market.

         A roll-forward of the restructuring accrual activity is as follows (in thousands):

                                                        CONTRACTUAL
                                            SEVERANCE   OBLIGATIONS      TOTAL
                                            ----------   ----------   ----------

Refocus of ISP operations                   $       -    $     101    $     101
Consolidation of technical support
    activities                                     49          117          166
Elimination of legal department                    42            -           42
                                            ----------   ----------   ----------
Balance at March 31, 2001                   $      91    $     218    $     309
                                            ----------   ----------   ----------

Fiscal 2002 Activity:
Payments towards  ISP operations            $       -    $     (67)   $     (67)
Payments towards technical support
    activities                                      -          (36)         (36)
Elimination of legal department                     -            -            -
                                            ----------   ----------   ----------
                                            $       -    $    (103)   $    (103)
                                            ----------   ----------   ----------

Balance at December 31, 2001
Refocus of ISP  operations                  $       -    $      34    $      34
Consolidation of technical support
    activities                                     49           81          130
Elimination of legal department                    42            -           42
                                            ----------   ----------   ----------
                                            $      91    $     115    $     206
                                            ==========   ==========   ==========


         The provision included $117,000 of lease payments for vacated office space scheduled for payment through September 2003. The remaining personnel costs are expected to be paid out and contractual obligations fulfilled by the end of fiscal 2002. The accrued costs are included in "Accrued restructuring costs and other liabilities" on the Company's condensed consolidated balance sheets.

STOCKHOLDERS' EQUITY

In April 2000, the Company issued 25,000 shares of common stock as a portion of the purchase price for the acquisition of Allegria Software, Inc. ("Allegria"). The recipients of these shares were given the right to demand the Company to repurchase these shares at a price of $28.60 per share at the end of one year. In April 2001, each of the former owners exercised this right. The total repurchase price is $715,000. Agreements were reached with all parties to extend cash payment for this repurchase over a twelve-month period.

The Company paid a total of $140,000 during the first quarter of fiscal 2002 to two of the former owners for the repurchase of 12,000 shares, which were retired prior to June 30, 2001. The remaining $203,000 payable over the next twelve months has been accrued under "accrued expenses."

The owner of the remaining 13,000 shares is holding the stock certificates until full payment is received for these shares. The total cash to be paid for this repurchase is $372,000, of which $128,000 was paid as of December 31, 2001. We expect this matter to be settled and these shares to be retired by March 31, 2002.

COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $1,636,000 and $1,558,000 for the three months ended December 31, 2001 and 2000, respectively, and was $4,276,000 and $2,970,000 for the nine months ended December 31, 2001 and 2000, respectively.

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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands except per share amounts):

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        DECEMBER 31,           DECEMBER 31,
                                                  ---------------------------------------------
                                                     2001        2000        2001        2000
                                                  ---------------------------------------------
         Numerator:
         Net loss                                 $ (1,563)   $ (1,452)   $ (4,098)   $ (2,431)
                                                  ---------------------------------------------
         Numerator for basic and diluted loss
         per share                                $ (1,563)   $ (1,452)   $ (4,098)   $ (2,431)
                                                  =============================================

         Denominator:
         Denominator for basic net loss per
         share - average number of common
         shares outstanding during the period       16,921      14,995      17,007      14,005

         Incremental common shares attributable
         to exercise of outstanding options,
         warrants and other common stock
         equivalents                                     -           -           -           -
                                                  ---------------------------------------------
         Denominator for diluted net loss
         per share                                  16,921      14,995      17,007      14,005
                                                  =============================================

         Basic net loss per share                 $  (0.09)   $  (0.10)   $  (0.24)   $  (0.17)
                                                  =============================================
         Diluted net loss per share               $  (0.09)   $  (0.10)   $  (0.24)   $  (0.17)
                                                  =============================================

         Options and warrants amounting to 271,000 and 462,000 potential common shares for the three and nine month periods ended December 31, 2001, respectively and 1,039,000 and 1,707,000 potential common shares for the three and nine month periods ended December 31, 2000 were excluded from the computation of diluted EPS because the Company reported net losses and, therefore, the effect would be antidilutive.

SEGMENT AND GEOGRAPHIC DATA

         The Company is an integrated Internet and IT technology and services company operating in three primary business segments; 1) IT services; 2) engineering software products, maintenance and services, including digital media products and animations services; and 3) Internet portals focused on telecommunications and travel services for Asian expatriates and ASP solutions.

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

         The significant components of worldwide operations by reportable operating segment (in thousands) are:

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                              DECEMBER 31,            DECEMBER 31,
                                         ---------------------   ---------------------
                                            2001        2000        2001        2000
                                         ---------   ---------   ---------   ---------
             NET REVENUE
IT services                              $  1,876    $  4,129    $  7,948    $ 14,023
Software sales, maintenance and
  services                                  2,467       2,234       6,561       6,442
Internet, e-commerce, and ASP services
                                            1,037       1,078       3,956       1,798
                                         ---------   ---------   ---------   ---------

         Consolidated                    $  5,380    $  7,441    $ 18,465    $ 22,263
                                         =========   =========   =========   =========

       OPERATING (LOSS)/INCOME
IT services                              $   (496)   $    192    $   (335)   $  1,837
Software sales, maintenance and
  services                                   (323)       (643)     (1,983)     (1,920)
Internet, e-commerce, and ASP
  services                                   (666)     (1,088)     (1,501)     (2,727)
                                         ---------   ---------   ---------   ---------

         Consolidated                    $ (1,485)   $ (1,539)   $ (3,819)   $ (2,810)
                                         =========   =========   =========   =========

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                           DECEMBER 31,          DECEMBER 31,
                                       -------------------   -------------------
                                         2001       2000       2001       2000
                                       --------   --------   --------   --------
             NET REVENUE
United States                          $ 3,887    $ 6,137    $14,709    $18,617
The Americas (other than U.S.)             210        257        412        583
Europe                                     662        607      1,700      1,667
Asia-Pacific                               621        440      1,644      1,396
                                       --------   --------   --------   --------

         Consolidated                  $ 5,380    $ 7,441    $18,465    $22,263
                                       ========   ========   ========   ========

             EXPORT SALES
United States                          $   216    $   285    $   436    $   836
                                       ========   ========   ========   ========


                                                        AT            AT
                                                    DECEMBER 31,  DECEMBER 31,
                                                       2001          2000
                                                    -----------   -----------

                LONG-LIVED ASSETS
                United States                       $   13,013   $    13,376
                Europe                                     339           376
                Asia-Pacific                             2,366         3,515
                                                    -----------   -----------

                         Consolidated               $   15,718   $    17,267
                                                    ===========  ============

CONTINGENCIES

         The Company is party to various litigation matters arising in the normal course of business. Management believes the resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-QSB is forward-looking, such as information including the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance. The forward-looking statements and associated risks may include, relate to or be qualified by the uncertainty associated with other important factors, including, without limitation,

         o our ability to transition into new lines of business as planned;
         o our ability to become a leading integrated Internet technology and services company addressing the global Indian market, the worldwide information technology services market and the worldwide Internet engineering software market;
         o        our ability to successfully market and sell ASP services
                  through our recently launched engineering portal;
         o        market growth;
         o        new competition;
         o        competitive pricing;
         o        new technologies;
         o our ability to successfully implement our future business plans;
         o our ability to execute our business strategy and our expansion strategy;
         o our ability to attract strategic partners, alliances and advertisers;
         o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future;
         o        our ability to hire and retain qualified personnel;
         o        our ability to obtain capital, if required;
         o our ability to successfully implement our brand building campaign;
         o        trademark protection;
         o our plans for expanding our Internet portal network and the services offered through such network;
         o our plans regarding our telephony infrastructure and service offerings;
         o our beliefs regarding the growth of Internet usage within the global Indian community;
         o our beliefs regarding the demand for our products and our competitive advantages;
         o the negative impact of economic slowdowns and recessions, including the global slowdown in the demand for IT services; and
         o existing and future government regulation to which we are subject.

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

         o Internet and personal computer-based engineering software products, including digital media and animation products and services; and

         o Internet content and commerce through our portal network, NETGURUINDIA.COM, which is focused on the "global Indian" community, consisting of resident Indians and persons of Indian origin, or ("PIOs"); and

         We have been providing computer-aided engineering software solutions to our customers for about 20 years. For the past 16 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the U.S., further expanding our IT resources and capabilities. With our experience in India and our understanding of the global Indian community, we began offering our Internet portal services in 1999. In addition, based upon our knowledge and understanding of the engineering software market, combined with our Internet technology resources and experience, we launched WEB4ENGINEERS.COM, an engineering portal hosting our engineering software applications online and providing ASP services to engineering software providers and their licensees worldwide.

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


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   DECEMBER 31,        DECEMBER 31,
                                                ------------------  ------------------
                                                  2001      2000      2001      2000
                                                --------  --------  --------  --------
Net revenues                                     100.0%    100.0%    100.0%    100.0%
Cost of revenues                                  53.9      57.8      53.8      52.9
                                                --------  --------  --------  --------

Gross profit                                      46.1      42.2      46.2      47.1
                                                --------  --------  --------  --------

Selling, general and administrative expenses      54.9      44.9      49.1      42.7
Research and development expenses                  9.2       9.8       7.9       9.2
Amortization of goodwill                           5.3       4.7       4.9       4.6
Depreciation and software amortization             4.3       3.5       5.0       3.2
                                                --------  --------  --------  --------
       Total operating expenses                   73.7      62.9      66.9      59.7

Operating loss                                   (27.6)    (20.7)    (20.7)    (12.6)

Interest expense (income), net                     0.7      (1.6)      0.6      (1.5)
Other expense (income), net                        0.1      (0.3)      -        (0.2)
                                                --------  --------  --------  --------

Loss before income taxes                         (28.4)    (18.8)    (21.3)    (10.9)
Income tax expense                                 0.7       0.7       0.9       -
                                                --------  --------  --------  --------

Net loss                                         (29.1)%   (19.5)%   (22.2)%   (10.9)%
                                                ========  ========  ========  ========

         NET REVENUES. Our revenues were primarily from (1) IT services, (2) engineering software products, maintenance and services, and (3) Internet content, e-commerce and ASP services. Net revenues for the three months ended December 31, 2001 declined $2,061,000 or 27.7% from $7,441,000 for the three months ended December 31, 2000 to $5,380,000. For the nine months ended December 31, 2001, net revenues declined $3,798,000 or 17.1% from $22,263,000 to
$18,465,000. The decline in total net revenues for the quarter ended December 31, 2001 is entirely due to the decrease in our IT services revenue, which is attributable to the global slowdown in the IT services market.

         IT services net revenues represented 34.9% of total net revenues for the quarter ended December 31, 2001 compared to 55.5% for the quarter ended December 31, 2000. For the nine months ended December 31, 2001, IT services revenues declined $6,075,000 or 43.3% from $14,023,000 to $7,948,000. The decline in IT services net revenue of $2,253,000 or 54.6% during the quarter and nine months ended December 31, 2001 compared to the same periods in the prior year reflected the general decline in the market for IT services.

         Our net revenues from software sales, maintenance and services increased as a percentage of total net revenues to 45.9% in the third quarter of fiscal-year 2002 from 30.0% in the third quarter of fiscal-year 2001. For the nine-month period ended December 31, 2001, net revenues from software sales, maintenance and support increased to 35.5% of the total net revenues from 28.9% of the total net revenues. In dollar terms, revenues from software sales, maintenance and services increased to $2,467,000 in the third quarter of fiscal 2002 from $2,234,000 in the same period of the prior fiscal year, and to $6,561,000 for the nine months ended December 31, 2001 from $6,442,000 in the same period in the prior year. Revenues from digital media and animation services are included in the software sales, maintenance and service segment.
To date, revenues from this portion of our business have not been material.
The increase in software sales, maintenance, and services is due to the implementation of a new target-based sales incentive program, which accelerated sales closures.

         Internet content, e-commerce, and ASP services comprise an emerging business segment for our company. Revenues in the third quarter of fiscal 2002 amounted to $1,037,000 compared to $1,078,000 from this segment in the comparable period of the prior fiscal year. These revenues were generated primarily from travel services and phone cards sold as part of our NETGURUINDIA.COM portal business, and to a smaller extent from our ASP services. The events of September 11, 2001, which adversely affected the travel industry in general, also affected our travel revenues, contributing to the slight revenue decline in the third quarter of fiscal 2002 compared to the same period in the prior year. Revenues for the nine-month period ended December 31, 2001 increased to $3,956,000 from $1,798,000 during the same period in the prior year due to increased travel services in the first two quarters of fiscal 2002 and to increased phone card sales.

         GROSS PROFIT. Gross profit decreased by $661,000 or 21.1% to $2,479,000 for the three months ended December 31, 2001 from $3,140,000 for the three months ended December 31, 2000. For the nine months ended December 31, 2001, gross profit decreased $1,953,000 or 18.6% from $10,479,000 to $8,526,000. As a percentage of total net revenues, gross profit increased to 46.1% for the three months ended December 31, 2001 from 42.2% for the three months ended December 31, 2000. For the nine months ended December 31, 2001, gross profit as a percentage of total net revenues decreased to 46.2% from 47.1% for the same period of the prior fiscal year. The increase in gross profit as a percentage of total net revenues for the three months ended December 31, 2001 is primarily due to the increase in gross profits from software sales. The overall decrease in gross profit dollars was almost entirely due to the decline in IT services.

         The gross profit percentage from the IT services segment is ordinarily lower than the gross profit percentage from the software sales, maintenance and services segment. In addition, the general decline in the IT services market contributed to a further decline in the gross profits in this segment, resulting in a decrease from 27.4% for the three months ended December 31, 2000 to 14.9% for the three months ended December 31, 2001. For the nine months ended December 31, 2001, IT services gross profit decreased from 32.5% for the nine months ended December 31, 2000 to 25.0%. In addition, the decrease is due to the fact that we continued to employ consultants in anticipation of a recovery in IT service business. However, the anticipated recovery did not materialize resulting in under-utilized consultants and a decrease in gross profits for this segment.

         The gross profit percentage from the software, maintenance and services segment increased from 85.2% for the three months ended December 31, 2000 to 90.3% for the three months ended December 31, 2001. For the nine months ended December 31, 2001, software, maintenance and services gross profits increased to 89.8% from 85.2%. The increase in the gross profits in this segment is primarily due to reduced costs, the elimination of technical support in Massachusetts, and a reduction in the number of manuals that are shipped with the product.

         The gross profit percentage from the Internet, e-commerce, and ASP services segment decreased from 9.7% for the three months ended December 31, 2000 to (2.8.)% for the three months ended December 31, 2001 due to increased cost of phone cards. For the nine months ended December 31, 2001, Internet, e-commerce, and ASP services gross profit decreased to 16.4% from 24.3% for the nine months ended December 31, 2000 due to a relatively higher percentage of revenues from the phone card business, which contributes a lower gross profit percentage.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased $389,000 or 11.6% to $2,954,000 for the three months ended December 31, 2001 from $3,343,000 for the three months ended December 31, 2000. For the nine months ended December 31, 2001, SG&A decreased by $434,000 or 4.6% to $9,069,000 as compared to $9,503,000 for the same period in the prior year. The effect of cost control measures put in place after the restructuring in the fourth quarter of the prior fiscal year is reflected in the decrease in SG&A expenses continuing the trend for the third quarter in a row.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses declined both as a percentage of total net revenue and in dollar terms, by $236,000 or 32.4% to $493,000 for the three months ended December 31, 2001 compared to $729,000 for the same period in the prior year. During the nine months ended December 31, 2001, R&D expenses decreased $578,000 or 28.4% from $2,038,000 in fiscal year 2001 to $1,460,000 in fiscal year 2002. The decrease in R&D expenses is primarily attributable to a higher level of R&D expenses in the prior year relating to the development of our ASP technology. As a percentage of the software product sales, maintenance and support revenues (to which the R&D expenses are more closely related), R&D expenses decreased from 31.6% in the nine months ended December 31, 2000 to 22.2% in the nine months ended December 31, 2001. The decrease in R&D expenses as a percentage of software product sales, maintenance and support revenues is due to a lower level of R&D expenses in fiscal 2002 for the reason mentioned above, as well as, due to a higher level of software sales in fiscal 2002 compared to the prior year.

         AMORTIZATION OF GOODWILL. Goodwill amortization expense for the three months ended December 31, 2001 decreased $58,000 or 16.8% to $287,000 from $345,000 for the comparable period in fiscal year 2001. During the nine months ended December 31, 2001, amortization expense decreased $131,000 or 12.7% from $1,034,000 in the comparable period to $903,000. The decrease in amortization expense is primarily due to goodwill from two prior acquisitions that was completely amortized prior to the beginning of fiscal year 2002.

         DEPRECIATION AND OTHER AMORTIZATION EXPENSE. Depreciation and other amortization expense of $230,000 for the three months ended December 31, 2001 decreased slightly by $32,000 or 12.2% from $262,000 for the comparable period in the prior year. During the nine months ended December 31, 2001, depreciation and other amortization expense increased $199,000 or 27.9% from $714,000 in the comparable period to $913,000. The increase in depreciation and other amortization expense is primarily attributable to the increase in capital expenditures in the prior periods offset by a decrease in software amortization expense.

         OTHER (EXPENSE) INCOME. Net interest expense was $35,000 for the three months ended December 31, 2001, and $107,000 for the nine months ended December 31, 2001, compared to net interest income of $119,000 for the three months ended December 31, 2000, and $334,000 for the nine months ended December 31, 2000. This change is primarily due to the reduction in cash balances deposited in interest earning accounts.

         INCOME TAXES. We recorded an income tax expense of $173,000 for the nine months ended December 31, 2001 compared to $11,000 for the nine months ended December 31, 2000. The change resulted from tax provisions made by certain entities to satisfy tax requirements of their local jurisdictions.

         In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible to recover income taxes previously paid during the carryback period. As of December

31, 2001, we had a valuation allowance of $3,897,000 to reduce the net deferred tax assets due to the potential expiration of certain tax credit and net operating loss carryforwards prior to their utilization. Management is currently reviewing the valuation allowance and expects to make a determination of the adequacy of the valuation allowance by the end of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances. Our principal sources of liquidity at December 31, 2001 consisted of $4,597,000 of cash and cash equivalents. Cash and cash equivalents decreased by $3,361,000 during the nine months ended December 31, 2001. The decrease was largely due to cash used in operating activities and to a lesser extent by cash used in investing and financing activities. During the same nine-month period in the prior year, the decrease in cash and cash equivalents was $4,779,000. The smaller decrease in cash and cash equivalents in the current period is due to a reduction in the purchase of property, plant, and equipment and to the reduction of payments made to acquire companies.

         Operating activities used $246,000 less or $1,991,000 of cash during the nine months ended December 31, 2001 as compared to $2,237,000 for the nine months ended December 31, 2000.

The primary contributors to cash usage in fiscal 2002 as compared to fiscal 2001 were:

         o A larger net loss during fiscal 2002 ($4,098,000) compared to fiscal 2001 ($2,431,000).
         o An increase in prepaid expenses and other current assets due primarily to an increase in capitalized film production costs of $498,000 as compared to a decrease in prepaid expenses and other current assets providing $284,000 to the cashflows in fiscal 2001.
         o Decrease in maintenance billings as reflected by a decrease of $396,000 in deferred maintenance revenue in fiscal 2002 compared to an increase of $298,000 in fiscal 2001.

These contributors were partially offset by:

         o Reductions in accounts receivable of $1,608,000 in fiscal 2002 compared to increase in accounts receivable of $1,101,000 in fiscal 2001.
         o Decrease in the purchase of other assets in fiscal 2002, which resulted in cash usage of $191,000 in fiscal 2002 compared to cash usage of $1,003,000 in fiscal 2001.

         Cash used in investing activities was $705,000 for the nine months ended December 31, 2001 as compared to $4,621,000 for the nine months ended December 31, 2000. During the nine months ended December 31, 2001, we used approximately $637,000 to purchase property, plant, and equipment compared to $3,030,000 during the nine months ended December 31, 2000. The decrease in the purchase of property, plant, and equipment from December 31, 2000 is due to the Company's prior year purchases made for the development of the infrastructure for our Internet business, including our ISP network. This decrease is offset by the purchase of the Internet protocol telephony switch for approximately $500,000 in fiscal 2002. In addition, we made payments of approximately $68,000 in fiscal 2002 to acquire companies, whereas, we made payments of approximately $1,591,000 in fiscal 2001 to acquire Allegria.

         Cash used in financing activities was $563,000 for the nine months ended December 31, 2001 compared to cash provided by financing activities of $2,408,000 for the nine months ended December 31, 2000. In fiscal 2002, we used approximately $490,000 to repay bank debt and capital lease obligations and approximately $140,000 to repurchase common stock. The increase in cash provided by financing activities in fiscal 2001 was mainly due to an issuance of 200,000 shares of our common stock for approximately $3,075,000 (net of certain commissions and offering costs) to two investors on June 22, 2000 in a private transaction not involving a public offering. In addition, we received an additional $476,000 through the exercise of stock options and warrants during the first nine months of fiscal 2001.

         We believe that our current cash and cash equivalents balances will provide adequate working capital to fund our operations at currently anticipated levels for at least the next twelve months. We are currently exploring different options to renew our line of credit, which expired August 31, 2001. To the extent that such amounts are insufficient to finance our working capital requirements, we will be required to raise additional funds through public or private equity or debt financing. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to us.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company is required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Under SFAS No. 142, the amortization of goodwill ceases upon adoption of the Statement and it is effective for fiscal years beginning after December 15, 2001 and shall be initially applied at the beginning of a fiscal year.

         The Company has historically amortized its goodwill and other intangible assets over their estimated useful lives. Beginning with the adoption of SFAS No. 142, the Company will cease amortizing its goodwill and certain intangible assets. The Company anticipates adopting SFAS No. 142 as of the beginning of fiscal year 2003, which is April 1, 2002. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $9,574,000, which will be subject to the transition provisions of SFAS 141 and
142. The Company recorded amortization expense in the amount of $1,360,000 for the fiscal year ended March 31, 2001, $903,000 for the nine months ended December 31, 2001 and $1,034,000 for the nine months ended December 31, 2000. To the extent that no impairment charges are recorded upon adoption or application of SFAS No. 142, similar amounts amortization will not be recorded in periods subsequent to April 1, 2002, although the Company has not fully completed its analysis of the effects of adopting these standards.

         The Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in September 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management does not believe the application of this standard will have a material effect on the Company's financial position, results of operations or liquidity.

         The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has not assessed whether the application of this standard will have a material effect on the Company's financial position, results of operations or liquidity.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders of the Company, (the "Annual Meeting"), was held on November 15, 2001.

         (b) The Company solicited proxies for the re-election of Amrit K. Das, Jyoti Chatterjee, Santanu Das, Bruce Cummings, Stephen Owen, Garret Vreeland, and John Pepin as directors, who were then serving as directors. Bruce Cummings resigned from the board on November 13, 2001.

         (c)(i) PROPOSAL ONE: Election of six Directors by the holders of issued and outstanding shares of Common Stock:

                                            For       Abstain     Against
                                            ---       -------     -------

                  Amrit K. Das           15,679,300      0         73,322
                  Jyoti Chatterjee       15,663,600      0         89,022
                  Santanu Das            15,679,300      0         73,322
                  Stephen Owen           16,679,200      0         73,422
                  Garret W. Vreeland     15,692,100      0         60,522
                  John Pepin             15,692,100      0         60,522

         (c)(ii) PROPOSAL TWO: Ratification of the appointment of KPMG LLP as the Company's independent accountants for the fiscal year beginning April 1, 2001:

                                    For:                      15,742,408
                                    Against:                       5,330
                                    Abstain:                       4,884
                                    Broker Non-Voting                  -

         (d)      Not applicable.

ITEM 5.  OTHER INFORMATION

         Immediately following the Annual Meeting, the directors of the Company elected Dr. L.M Singhvi to the board of directors to fill the vacancy left by Mr. Cummings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                      None

         (b)      Reports on Form 8-K

                      None

SIGNATURE
---------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 13, 2002

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