Form 10KSB
period 2002-03-31
NETGURU INC
filed 2002-07-01
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $24,284,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 14, 2002 was $20,468,273.

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 17,289,850 on June 14, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                  NETGURU, INC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTION

         We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are incorporated in the State of Delaware. We provide proprietary software solutions and information technology (IT) services. Our primary business offerings are:

         o Engineering software products, maintenance and services (including digital media and animation products and services) to businesses worldwide;

         o        IT services; and

         o Internet content and e-commerce including Web-based telecommunication and travel services, and ASP solutions.

         Over the past 20 years we have continuously improved our core competency and established a strong brand for our engineering software within the A/E/C (Architectural Engineering Construction) markets worldwide. We have established our leadership position by being the first to market for PC based engineering software and by being the first mover in penetrating foreign markets. Currently 46 out of 50 largest engineering firms use our engineering software. We have 20,000 customers with over 50,000 installations and approximately 150,000 users in 65 countries worldwide.

         Our engineering software innovations have changed the way engineers conduct their day-to-day business. Our eReview software for Web-based document and image centric collaboration enables real-time Web-based conferencing and document sharing anywhere and anytime.

         Our established customer base provides a market for our customized collaboration/engineering applications and cost-effective IT services. We support our IT services operations and control costs with our offshore development facility in India.

         In the Internet content and e-commerce area, we provide Internet Protocol (IP) communication networks for international long distance call termination services as well as phone cards and travel services.

PRODUCTS AND SERVICES

         ENGINEERING SOFTWARE AND SOLUTIONS

         Our stand-alone and network-based engineering software products provide fully integrated, easy-to-use design automation and analysis solutions for use by engineering analysis and design professionals worldwide. We have developed a comprehensive line of structural, mechanical, civil and process/piping engineering software products, including our STAAD/Pro(R) family of products, FabriCAD, ADLPIPE, STARDYNE(R), CIVILSOFT and CIVILMASTER(R). Our products assist engineers in performing mission-critical functions, including analysis and design of industrial, commercial, transportation and utility structures;

pipelines, machinery, automotive and aerospace products; and survey, contour and digital terrain modeling. All of our products use our proprietary Windows-based graphics engine that provides a modern graphics environment for model development, visualization/verification and drawing generation. These products are also designed for use with third-party CAD drafting systems, including AutoCAD and MicroStation. Our structural and civil engineering products provide eight international language options and twelve local design codes required by our worldwide markets. In April 2000, we acquired Allegria Software, Inc., a developer of Web-based document management and collaborative tools for engineers and manufacturers, and added their e-Review and ForReview collaboration products to our offerings. Suggested list prices for most of our software products range from approximately $995 to $7,000.

         VALUE ADDED IT SERVICES FOR CUSTOMIZED COLLABORATION/ENGINEERING APPLICATIONS

         We are an information technology Total Solutions Provider (TSP). In 1999, we acquired three IT services companies: R-Cube Technologies, Inc., NetGuru Systems, Inc. and NetGuru Consulting. We have built our IT services offerings around a proven set of proprietary software products and solutions. Our value-added IT services incorporate our eReview technology, providing a Web-based real-time collaboration/engineering solution for document review and markup. As a TSP, we provide our business-to-business clients with custom application solutions or integrate existing third party software solution stacks.

         Over the past 20 years we have built a global customer base of 20,000 loyal business clients that use our software products. We have provided IT services and software solutions to almost every vertical industry market with emphasis on engineering, aerospace, e-commerce, semiconductors, finance, education, insurance, manufacturing, distribution, retail, government, pharmaceuticals and healthcare. We are best positioned to provide mass customized IT services to high-end, high growth clients who are interested in delivering Web-based real-time collaboration for document review and markup technologies to the world markets.

         We have expanded our IT services offerings to the United Kingdom, France and Germany in addition to North America. We contain costs while remaining competitive by utilizing our production centers in India to support our IT services business. Utilizing our own proprietary eReview technology, we employ improved production methodologies with high-level communication between our clients and production personnel overseas for seamless implementation of IT projects.

         We specialize in mission critical applications that deliver 24x7x365 performance. Our applications architects design systems that maximize scalability, reliability, availability and interoperability that grow with our clients' enterprises.

         INTERNET CONTENT AND E-COMMERCE SOLUTIONS

         Our Internet content and e-commerce solutions consist of Web-based collaboration and communication software solutions, long-distance communication services including call termination services and phone cards and travel services targeted towards certain niche markets.

         WEB-BASED COLLABORATION AND COMMUNICATION SOFTWARE SOLUTIONS

         We now offer our engineering products and solutions online on WEB4ENGINEERS.COM. On this site, we offer Web-enabled versions of our current software products such as STAAD/Pro(R), CIVILMASTER(R) and FabriCAD in addition to Web-enabled collaborative document review and management tools. We also provide ASP services to engineering and construction software companies and their customers to Web-host their applications software and their data. In addition, we have licensed our ASP technologies to LG Engineering and Construction in Korea and have contracted with them to supervise their development of a Korean version of the ASP model. We will continue to explore opportunities to license our ASP technologies for use in various languages and countries as well as in various industries other than engineering and construction.

         Our eReview software enables Web-based project collaboration, along with real-time document and image centric review. Complementing eReview, our WebWorks software provides comprehensive project-based document and team management functions. Both eReview and WebWorks can be implemented as stand-alone enterprise solutions or as an integrated system working in concert with each other. Our professional services group provides proven, expert and seamless integration services for eReview and WebWorks.

         In today's challenging business environment, eReview serves as an enterprise decision support tool. eReview allows our customers to bridge physical distances in their global business environments by enabling decision makers to communicate without costly and time consuming travel to geographically dispersed locations, thereby gaining competitive and administrative advantages for their organizations.

         TELECOMMUNICATION SOLUTIONS

         We have established a carrier-grade managed communications network to support our telephony service offerings. Our managed communications network is designed to be a premium communications and data network built with carrier-grade communications switches and equipment linked by a combination of the Internet, international leased lines and satellite access. We monitor and control our network on a 24x7x365 basis to deliver high quality voice communications. In the United States, our communications gateway and switch is located in our leased communications facility in Los Angeles, California. We provide communication services to and from global destinations to consumers, carriers and corporations. We offer communication service providers long distance call termination services globally through our gateway in the United States by traditional delivery methods such as international leased lines and satellite access.

         E-COMMERCE SOLUTIONS

         Our e-commerce solutions primarily focus on long-distance phone cards and online travel services targeted towards the Asian community.

CUSTOMERS

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

         We have implemented our eReview solution for large enterprise customers in the manufacturing and AEC markets. Some of our eReview customers are Agilent Technologies, Case New Holland, LG Engineering & Construction Corp., Paxonix, Astley-Gilbert, Tekla, Inc., RISA Technologies, Engineered Software, Structural Research Analysis Corp, Constructware, eBuild, (SRAC)/Dassault Systems, Integrated Technical Software and CADopia, LLC.

         In the past year, we provided IT consulting services to over 150 corporate customers in the United States, including Fidelity, Sun Microsystems, Cisco Systems and Hewlett Packard.

         No single customer represented more than 5% of our business.

SALES AND MARKETING

         ENGINEERING SOFTWARE AND SOLUTIONS

         We market and sell our engineering analysis and design software products domestically and internationally through our network of branch offices, subsidiaries and independent sales representatives in the United States, United Kingdom, Germany, Japan, France, Scandinavia, Australia, China, Singapore, India, Indonesia, Korea, Thailand, Malaysia, South Africa, Mexico, Russia, the Middle East and Latin America. We also plan to market and sell our engineering software products online through our engineering portal, WEB4ENGINEERS.COM. We use extensive print advertising, trade show participation and direct mail campaigns to generate sales leads. In response to product inquiries generated through these activities, and through our engineering portal, elaborate evaluation/demonstration software packages, complete with full user manuals and working programs are created. Finally, our telesales professionals and international distributors close the sales.

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

         WEB-BASED COLLABORATION SOFTWARE AND SOLUTIONS

         We market our eReview software both domestically and internationally using direct marketing through our network office branches, subsidiaries and reseller channels. We extensively use print advertising, telemarketing, e-mail and direct mail campaigns as our primary lead generation activities.

         VALUE ADDED IT SERVICES

         We market our IT services offerings primarily through industry-focused print advertisements, direct mailings to targeted prospects and online on our Internet portals. We market and sell our IT services on a direct basis and through customer referrals.

CUSTOMER SERVICE AND SUPPORT

         Purchasers of our engineering and software products are typically provided with 120 days of product support without charge and a multimedia training CD-ROM. We also provide "Gold level" support for our engineering software customers who need a higher level of mission critical technical support. Following the 120-day period, customers may elect to purchase ongoing support either on a one-year contract basis or on an as-used fee basis. To provide quality technical support worldwide, we employ engineers and software specialists and maintain product support centers in North America, Europe, the Asia/Pacific region and India. In addition, through our Web site, we provide e-mail technical support to users of these products.

         We provide full technical support to all our collaboration software clients by phone, fax, e-mail, remote diagnostics and desktop application sharing making use of our own technology. Each support contract is customized to meet the individual client's needs.

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

         Customer service and support are essential to our continued success and brand development efforts. In our communication business, we intend to take full advantage of our customer service and support capabilities and infrastructure to further enhance our users' experience and foster user loyalty. We have established user support teams in our local offices to enable us to rapidly respond to e-mail inquiries and provide technical advice on a 24x7x365 basis in English and the relevant local languages. We also proactively solicit feedback from our users in order to understand their preferences and to enhance their experience on our network.

RESEARCH AND DEVELOPMENT

         Our current research and development efforts are focused on Internet technologies, applications software Web-enabling and collaboration technologies and enhancements to our current engineering software product offerings.

         Our research and development efforts with respect to Internet technologies have been focused on creating, developing and implementing our WEB4ENGINEERS.COM Web site. We developed a comprehensive Java-based content management system in order to manage content, live broadcasts and video on a remote basis. Audio and video compression technologies have also been developed to increase the speed over which audio and video can be broadcast over the Internet. We use an interactive viewing, markup and collaboration tool on Java Servlet and RMI technologies on our WEB4ENGINEERS.COM portal to conduct real time viewing and mark-up conferences. We have developed this system to permit integration with major document management and ERP systems, including an in-house system developed in Java.

         We spent approximately $1,824,000 and $2,706,000, on research and development activities during fiscal 2002 and 2001, respectively.

         We offer a broad range of products and services designed to keep pace with the latest technological advances and address the increasingly sophisticated needs of our customers in all of our targeted markets. We continually focus on expanding our existing product and service offerings with acquired, upgraded and new products and services, actively seeking opportunities to expand our product and service offerings through acquisitions and strategic alliances.

         Our research and development group includes specialists in engineering software, ASP technologies, IT services, Internet and telecommunications. We have established research and development facilities in the United States, India and the United Kingdom. Our offshore research and development facilities in India are used to develop content and technologies for our Internet portal, to develop our digital media and animation technology, to provide IT services resources for our projects in the United States, and to develop and maintain local engineering software design codes. These projects require significant man-hours. Due to the availability of skilled technical resources in India at a fraction of the cost for comparable personnel in the United States, these projects can be completed in a cost effective manner. We believe our offshore technical resources provide a significant competitive advantage.

         To ensure our products meet the requirements of our users and that our software development, validation and maintenance processes meet applicable regulatory guidelines on software development, we have established an extensive quality assurance and quality control process. Our quality control system has recently been validated by an ISO 9001 certification from the American National Standards Institute/American Society of Quality Control Standards. We believe we were the first structural engineering firm to receive ISO 9001 certification.

COMPETITION

         We face significant competition within each of our target markets: engineering software products and ASP services for the worldwide engineering community; Internet-based IT services for businesses worldwide; and traditional telephony services to and from global destinations. We expect that competition will intensify as the market for Internet-based solutions aimed at the global community develops and expands. We compete primarily on the basis of service, reliability and customer support, and to a lesser extent on price, ease of use and content.

         ENGINEERING SOFTWARE SOLUTIONS

         The engineering software industry is intensely competitive and rapidly changing. A number of companies offer products that target the same markets as our products. In addition, our products occasionally compete with analysis tools that are developed internally by engineering firms. We believe that we have significant competitive advantages in the industry based on our high caliber development effort, demonstrated understanding of the needs of the engineering design industry, ability to attract and retain customers, capability to develop, acquire and implement emerging technologies, ability to provide technical support and demonstrated capability to provide attractive price points for our products. There can be no assurance, however, that our competitors will not develop products that are superior or achieve greater market acceptance compared to ours or that we will be able to compete successfully in these markets. Although we do not have direct competitors to our engineering software products and services, our competitors in this segment, include Computers and Structures, Inc., RISA Technologies, and MSC Corporation, to name a few.

         VALUE ADDED IT SERVICES

         Our competitors in the IT consulting services industry include IT services companies such as Cognizant Technology Solutions and Scient Corporation, consulting affiliates of large accounting firms, other technology companies and in-house MIS departments. We believe that the use of our proprietary collaboration software to add value to our IT services may provide us competitive advantage over some of our competition.

         INTERNET CONTENT AND E-COMMERCE SOLUTIONS

         In our current long distance calling card telephony business, as well as our call termination services, we face competition primarily from international long distance telecommunications carriers and other wholesale carriers, such as Startec Global Communication and Fusion Technologies. Our travel services face competition from travel sites of major airlines as well as full-service travel sites such as travelocity.com, orbitz.com and expedia.com, as well as independent travel agents and agencies. Although we do not have direct competition to eReview, our collaboration software and services face competition from WebEx and PlaceWare, and our ASP services face competition from Informative Graphics Corporation, Cimmetry Systems, Inc. and CoCreate Software.

         In general, we face significant competition in each of our business segments. Many of our existing and potential competitors have competitive advantages over us, including, but not limited to, the following:

         o        longer operating histories;

         o        greater name recognition;

         o        larger customer base;

         o significantly greater financial, technical and other resources; and

         o        broader service and/or product offering.

         To be competitive, we must be able to keep up with technological advances and continue to enhance our products and services. We may not be able to compete successfully in one or more of our target markets. Our inability to do so could adversely impact our business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         Our intellectual property rights are an important aspect of our business. We rely primarily on a combination of contract, copyright, trademark and trade secret laws, domain registration, license and confidentiality agreements and software security measures to protect our proprietary technology. We require all of our employees and other parties with access to our confidential information to execute agreements prohibiting the unauthorized use or disclosure of our technology. In addition, we periodically review our proprietary technology for patentability, although we do not have any current patents. Despite these precautions and even though we have not experienced any misappropriation of our technology over our 20-year history, we believe that existing laws provide limited protection for our technology and that it may be possible for a third party to misappropriate our technology or to independently develop similar technology.

         Our protective measures may be even less effective in the emerging Internet law field. Internet law is a new and developing area of the law and online contracting, privacy and liability issues, among others, are still being resolved. This lack of certainty is further exacerbated in India, where the use of the Internet is less evolved. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where we distribute our products, particularly in foreign countries where the laws generally offer no protection or less protection than those of the U.S. The laws of India, and other foreign countries in which we operate do not protect intellectual property rights to the same extent as those of the U.S. For example, India's statutory laws do not protect service marks. Since a significant portion of our sales of products and services comes from international markets, this lack of copyright and trade secret protection could adversely affect our business and results of operations if a third party were successful in copying our products and services and marketing products and services similar to ours.

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

     COMMUNICATIONS SERVICES

         UNITED STATES. The Communications Act of 1934 and FCC regulations govern the international long distance telecommunications services that we provide over circuit-switched networks. The FCC distinguishes providers of long distance services as either "dominant" or "non-dominant." We are classified by the FCC as a non-dominant carrier and are regulated as such. The FCC generally does not exercise direct oversight over non-dominant carriers, although it has the statutory power to do so. While the FCC does not regulate the specific rates that we charge for our international long distance services, non-dominant carriers are required to offer such services under rates, terms, and conditions that are just, reasonable and not unreasonably discriminatory. The FCC has jurisdiction to act upon complaints filed by third parties, or brought on the FCC's own motion, against any common carrier, including non-dominant carriers, for failure to comply with its statutory obligations.

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

EMPLOYEES

         As of March 31, 2002, we had 301 employees, including 96 in product development and related support services, 102 in IT consulting, 39 in sales and marketing and 64 in finance and administration. Of the 301 employees, 298 employees were full time employees and 3 were part time employees. As of that date, 143 of our employees were located in the United States and 158 were located in international locations.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our corporate headquarters are located in Yorba Linda, California, in a facility consisting of approximately 41,000 square feet of office and warehouse space. On December 15, 1999, we entered into a 15-year operating lease for this facility. The terms of this lease provide for initial monthly payments of approximately $25,000. The monthly payment is adjusted every 3 years based on the consumer price index. We are responsible for payment of any property taxes and are required to maintain property insurance for the remainder of the lease term.

         We own a 22,000 square foot research and development facility in Calcutta, India, built in 1997. In addition, we own an adjacent 20,452 square foot building in Calcutta, built in 2000, primarily housing our digital media and Internet operations.

         We also lease office space in various other locations domestically and internationally where our operations are located. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, although we have no assurance that future terms would be as favorable as our current terms.

ITEM 3.  LEGAL PROCEEDINGS.

         We are a party to various litigation arising in the normal course of business. We believe the disposition of these matters will not have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2002, no matters were submitted for vote to our common stockholders.

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

         As of June 14, 2002, there were approximately 130 holders of record of our common stock. Within the holders of record of our common stock are brokerage firms, which, in turn, hold shares of stock for beneficial owners.

         We have not paid any dividends to holders of our common stock. The declaration and payment of dividends are at the sole discretion of the Board of Directors and will depend upon our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

         The high and low closing sales prices of a share of our common stock, as reported by The Nasdaq National Market, for each quarter of fiscal 2002 and 2001 are as follows:

                                          Fiscal 2002           Fiscal 2001
                                       -------------------   -------------------
                                         High      Low         High      Low
                                       --------- ---------   --------- ---------
1st  Quarter (April 1 - June 30)          $3.63     $2.19      $29.00    $16.50
2nd Quarter (July 1 - September 30)        2.95      1.50       20.50     16.50
3rd Quarter (October 1 - December 31)      2.73      1.35       16.81      3.38
4th Quarter (January 1 - March 31)         4.59      2.00        6.25      2.00

         On January 2, 2002, in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act, we issued 300,000 shares of common stock to three consultants (100,000 shares each) for $75,000 in cash and services valued at $525,000. The services are to be rendered over a three-year period, but the shares were fully earned when issued without additional conditions to be satisfied.

         On March 19, 2002, in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act, we issued 25,000 shares of our common stock valued at $106,000 to our external legal counsel as consideration for services provided and as a retainer.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are an integrated Internet technology and services company providing:

         o Engineering software products, maintenance and services (including digital media and animation products and services) to businesses worldwide;
         o        IT services; and
         o Internet content and e-commerce including Web-based telecommunication and travel services, and ASP solutions.

We have been providing computer-aided engineering software solutions to our customers for over 20 years. For the past 18 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the U.S., further expanding our IT resources and capabilities. Our Internet portal services were started in 1999. In fiscal 2001, we refocused our Internet portal services to provide telecommunications and travel services. In fiscal 2001 we also began to offer our ASP services as part of our Internet content and e-commerce solution.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                   YEAR ENDED MARCH 31,
                                          --------------------------------------
                                               2002                   2001
                                               ----                   ----

Net revenues                                    100.0%                 100.0%
Cost of revenues                                 52.0                   52.6
                                          -----------------      ---------------
Gross profit                                     48.0                   47.4
                                          -----------------      ---------------
Selling, general and
 administrative expenses                         53.5                   44.1
Research and development expenses                 7.5                    8.6
Amortization of goodwill                          5.3                    4.3
Depreciation and other amortization               5.9                    3.5
Impairment charge                                 6.8                   --
Restructuring                                     0.1                    7.7
                                          -----------------      ---------------

Operating loss                                  (31.1)                 (20.8)

Interest (expense) income, net                   (0.7)                   0.6
Other (expense) income, net                      (0.1)                   0.5
                                          -----------------      ---------------

Loss before income taxes                        (31.9)                 (19.7)
Income tax expense                               (4.9)                  (1.5)
                                          -----------------      ---------------

Net loss                                        (36.8)%                (21.2)%
                                          =================      ===============

         NET REVENUES. Net revenues for the fiscal year ended March 31, 2002 decreased by $7,018,000 (22.4%) to $24,284,000, as compared to $31,302,000 for the fiscal year ended March 31, 2001. Our total revenues for the current year primarily consisted of revenues from (1) IT services, (2) engineering software products, maintenance and services (including digital media products and animation services), and (3) Internet content, e-commerce and ASP services.

         During the past year, the IT services industry was marked by a severe worldwide downturn. Our IT services business was negatively impacted by this downturn. In anticipation of improvement in our IT services revenues towards the latter part of the year ended March 31, 2002, which did not materialize, we continued to employ consultants and thus continued to incur costs. Consistent with the worldwide outlook, during the next twelve months, we anticipate the IT services revenues to remain at levels similar to those during the fiscal year ended March 31, 2002.

         IT services net revenues represented 40.6% of total net revenues for the fiscal year ended March 31, 2002 compared to 57.6% for the fiscal year ended March 31, 2001. In dollar terms, IT services net revenues were $9,869,000 in fiscal 2002 compared to $18,019,000 in fiscal 2001, a decrease of 45.2%. Our revenues from software sales, maintenance and services increased as a percentage of total revenues to 38.4% in fiscal 2002 from 32.2% in fiscal 2001 largely due to greater declines in other segments. In dollar terms, revenues from software sales, maintenance and services were $9,313,000 in fiscal 2002 compared to $10,066,000 in fiscal 2001, a decrease of 7.5%. The decrease was partially due to reduced software sales in North America and Europe, and partially due to a decline in revenues from digital media and animation services. Digital media and animation services revenues declined to $54,000 in fiscal 2002 from $242,000 in fiscal 2001 due to decreased revenues from India. We expect software sales from North America and Europe to remain flat and software sales from the Far East and Asia to improve during the upcoming fiscal year ending March 31, 2003.

         Net revenues for our Internet content and e-commerce and ASP services segment increased as a percentage of total revenues to 21.0% in fiscal 2002 from 10.3% in fiscal 2001. In dollar terms, revenues from this segment were $5,102,000 in fiscal 2002 compared to $3,217,000 in fiscal 2001, an increase of $1,885,000 or 58.6% over the prior year. This increase is primarily the result of:

         o increase in revenues from phone cards and call termination services of approximately $1,073,000 due to a full year's revenues reflected in fiscal 2002 compared to seven months' revenues in the prior year; and

         o increase in travel services revenues of approximately $667,000 due to a full year's revenues in fiscal 2002 as a consolidator for a certain airlines compared to six months' revenues in the prior year as a consolidator.

         GROSS PROFIT. Gross profit as a percentage of net revenues increased to 48.0% in the fiscal year ended March 31, 2002, compared to 47.4% for the fiscal year ended March 31, 2001. Historically, the gross profit percentage from the IT services segment is typically lower than the gross profit percentage from the software sales and support segment. However, in fiscal 2002 IT services gross profit percentage declined by a larger percentage than the historical average to 24.2% from 32.2% in the prior fiscal year, as a result of the market slowdown for the IT industry. As noted above, we continued to employ consultants and thus incurred costs, resulting in lower gross profit for the year ended March 31, 2002. This decline was offset by an increase in gross profit percentage in the software sales and support segment to 90.2% in fiscal 2002 from 79.9% in fiscal 2001. Gross profit from Internet, e-commerce and ASP services declined to 17.1% in fiscal 2002 from 31.2% in fiscal 2001. In dollar terms, total gross profit decreased by $3,184,000 (21.4%) to $11,660,000 in fiscal 2002 from $14,844,000 in fiscal 2001, mainly due to the decline in gross profit from the IT services business. In order to improve gross profits from fiscal 2002 levels, we plan to add value to our IT services offerings by incorporating our collaboration software tools. The events of September 11, 2001 negatively impacted our travel services. Although the travel business has improved after this initial downturn, continuing threats in the worldwide political climate has hampered the recovery.

Competition from other online travel services, many of which have greater resources than we do, as well as reductions in travel agency commissions due to pricing pressures experienced by the airline industry, may also impact the gross profit from our travel business in the near future.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $814,000 (5.9%) to $13,001,000 for the fiscal year ended March 31, 2002 as compared to $13,815,000 for the fiscal year ended March 31, 2001 primarily due to cost control measures put in place at the end of fiscal 2001.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. In fiscal 2002, R&D expenses decreased by $882,000 (32.6%) to $1,824,000 from $2,706,000 in fiscal
2001. The decrease in R & D expenses in fiscal 2002 is partially due to increased capitalization of software development expenses compared to fiscal 2001 as a result of achieving technological feasibility on our WebWorks development efforts and partially due to cost control measures put in place during the fourth quarter of the prior fiscal year.

         DEPRECIATION AND AMORTIZATION EXPENSES. In fiscal 2002, depreciation and other amortization expenses excluding goodwill amortization) increased by $359,000 as a result of a higher level of capital expenditures in the prior year.

         IMPAIRMENT CHARGE. In fiscal 2002, we recorded an impairment charge of $1,651,000. Of this amount $684,000 was related to the write-off of capitalized film production costs, $651,000 was related to the write-off of assets of Interra Global, one of our subsidiaries in India, and $316,000 represented the write-down of goodwill related to the purchase of e-Destinations, our travel services subsidiary. We wrote off capitalized film production costs, since revenues-to-date and forecasted revenues from these film assets did not support carrying value of the recorded amounts. We surrendered the license held by Interra Global and recorded the above-noted impairment charged related to the write-off of the assets of this subsidiary in the fourth quarter of fiscal 2002. As a result of uncertainties faced by our travel business, in accordance with Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", we recorded an impairment charge of $316,000 to write down the value of goodwill associated with the acquisition of our travel subsidiary, e-Destinations, Inc. We give no assurance that there will not be any further impairment in the future when we implement SFAS No. 142 "Goodwill and Other Intangible Assets" beginning in April 2002.

         RESTRUCTURING. In March 2001, we announced plans to restructure our operations. As a result of this restructuring plan, we recorded a restructuring charge of $2.4 million in the fourth quarter of fiscal 2001. The restructuring plan consisted of four major points: 1) refocused strategic direction of ISP initiatives; 2) refocused strategic direction of Internet portal initiatives; 3) consolidation of technical support activities; and 4) elimination of our in-house legal department. In the Internet portal business, we redirected our primary focus towards the telephony and travel services offered through the portal. In March 2001, we closed our Boston technical support office as part of consolidating our technical support activities. Technical support activities previously offered from that office have been consolidated into the California facility. The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not filled. Legal services are being obtained, as needed, through our continuing external legal counsel. In March 2002, we provided an additional $25,000 towards additional expenses from the restructuring plans announced in March 2001.

         OTHER EXPENSE (INCOME). Net interest changed by $353,000 to net interest expense of $160,000 in fiscal 2002 as compared to net interest income of $193,000 in fiscal 2001. The change is primarily due to the decrease in cash balances invested in interest earning accounts.

         INCOME TAXES. Net income tax expense increased to $1,192,000 in fiscal 2002 compared to net income tax expense of $457,000 in fiscal 2001. In fiscal 2002 we increased our valuation allowance against deferred tax assets by $1,334,000. In assessing the realizability of the net deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. The valuation allowance was offset by approximately $305,000 of income tax benefits due to recovery of taxes paid in prior years (See Note 10 of Notes to Consolidated Financial Statements).

CRITICAL ACCOUNTING POLICIES

         We have identified the following as accounting policies critical to our company: revenue recognition, capitalization of software development, allowances for accounts receivable, impairment of long-lived assets including goodwill, and deferred income taxes.

REVENUE RECOGNITION
-------------------

         We recognize revenue when it is realized or realizable and earned. Our revenues arise from the following segments: IT services; software sales, maintenance and services (including digital media products and services); and products and services sold via Internet portals, including telecommunication and travel services.

         Revenue from providing IT services is primarily recognized on a time and material basis as services are performed. Certain IT services contracts are fixed cost type contracts for which revenue is recognized upon achieving certain milestones.

         Revenue from software sales is recognized upon shipment, provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. Our software sales do not provide a specific right of return. At the time of sale, we typically provide 120-day initial maintenance and support to the customer. Costs relating to this initial 120-day support period, which consist primarily of telephone support, are not considered material. After the initial support period, customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months. Revenues from digital media and animation services are recognized upon achievement of certain pre-determined milestones.

         Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION, as amended, generally requires revenue earned on software transactions involving multiple elements to be allocated to each element based on the relative fair value of the elements. The fee for multiple-element transaction is allocated to each element of the transaction, such as maintenance and support services, based on the relative fair value of the elements. We determine the fair value of each element in multi-element transactions based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the transaction fee is recognized as revenue.

         We recognize revenues from products and services sold via Internet portals, including telecommunications and travel services, net of purchase costs when the products and services are delivered and collectibility is probable. Revenues from certain phone card transactions are deferred and recognized on the basis of usage. Certain travel services, based on their nature, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT.

ACCOUNTING FOR SOFTWARE DEVELOPMENT COST AND PURCHASED TECHNOLOGY
-----------------------------------------------------------------

         We develop software in-house, employ third parties to develop software for us as well as purchase software technology. Costs related to the development of certain software products are capitalized. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Additional costs to enhance products after release are expensed as they are incurred.

         Capitalized software development costs and purchased technology are amortized using the straight-line method over three to five years, or the ratio of actual sales to anticipated sales, whichever is greater. The resulting net book value of the capitalized software asset is reviewed periodically for recoverability based on estimated future revenues from products based on that particular technology. When significant uncertainties exist with respect to the recoverability of the capitalized cost of the asset, we write the cost of the asset down to its potential recoverable value.

ALLOWANCE FOR ACCOUNTS RECEIVABLE
---------------------------------

         We sell to our customers on credit and grant credit to those who are deemed credit worthy based on our analysis of their credit history. We review our accounts receivable balances and the collectibility of these balances on a periodic basis. Based on our analysis of the length of time that the balances have been outstanding, the pattern of customer payments, our understanding of the general business conditions of our customers and our communications with the customers, we estimate the recoverability of these balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, we record bad debt expense and increase the allowance for accounts receivable by an amount equal to the amount estimated to be unrecoverable.

IMPAIRMENT OF LONG-LIVED ASSETS INCLUDING GOODWILL
--------------------------------------------------

         We apply the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain identifiable intangibles (including Goodwill) be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

DEFERRED INCOME TAXES
---------------------

         We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         In assessing the realizability of the net deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period.

LIQUIDITY AND CAPITAL RESOURCES

         Currently we finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances. We have used debt and equity financing when appropriate and practicable. Our principal sources of liquidity at March 31, 2002 consisted of $3,466,000 of cash and cash equivalents. Cash and cash equivalents decreased by $4,492,000 or 56.4% during the fiscal year ended March 31, 2002. The primary reasons for this decline were cash used in operations, capital expenditures, repayment of bank debt, payments toward capital lease obligations and repurchase of common stock. Although cash expenditures were higher than usual in April and May 2002, cash consumption is anticipated to be approximately $150,000 per month through the end of March 2003.

         Net cash used in operations was $3,225,000 in fiscal 2002 compared to $661,000 in fiscal 2001. Net loss was the primary reason for the decrease in cash during fiscal 2002. Increases in prepaid expenses and other current assets, and income tax receivable, along with decreases in accounts payable, accrued expenses, accrued restructuring charges and deferred maintenance revenues contributed to the usage of cash in fiscal 2002, offset by a decrease in accounts receivable, net of bad debt expense of $358,000. In fiscal 2001, the primary reason for net cash used in operations was the net loss for fiscal 2001, offset largely by the return of a large deposit balance. Increases in accounts receivable (net of bad debt expense of $590,000), prepaid expenses and other assets, and decreases in accrued expenses, income taxes payable and accrued restructuring costs offset by increases in accounts payable and deferred maintenance revenues contributed to the usage of cash in fiscal 2001.

         Net cash used in investing activities in fiscal 2002 consisted primarily of capital expenditures of $394,000 compared to $4,598,000 in fiscal 2001. In fiscal 2001, capital expenditures included purchases of hardware for our Internet portal, ASP services and ISP businesses. Payments to acquire companies, net of cash acquired, accounted for approximately $72,000 in fiscal 2002 and $2,042,000 in fiscal 2001, which were largely attributable to the acquisitions of Allegria and Interra Global.

         In fiscal 2002, cash was used in financing activities whereas in fiscal 2001 financing activities provided cash. We used $943,000 in fiscal 2002 to repay bank debt and capital lease obligations and to repurchase common stock in settlement of repurchase obligations entered into at the time of acquisition of Allegria. Cash provided by financing activities during fiscal 2001 resulted from many factors. The largest impact was the result of a private equity financing in June 2000. On June 22, 2000, we closed a private equity financing and issued to two investors, in a private transaction not involving a public offering, 200,000 shares of our common stock for approximately $3,075,000, net of certain commissions and offering costs. This increase in fiscal 2001 was largely offset by net repayment of capital lease obligations and long-term bank debt, including a repayment of a $600,000 note payable to the prior owner of NetGuru Systems.

         We incurred net losses of $8,944,000 and $6,637,000 and have used cash in operations of $3,225,000 and $661,000 in fiscal years 2002 and 2001, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services. We believe we will be able to generate cash from operations or through additional sources of debt and equity financing. We have continued our program to reduce costs and expenses. If adequate funds are not available, we may be required to delay, scale back, or eliminate our research and development programs and our marketing efforts or to obtain funds through arrangements with partners or others who may require us to relinquish rights to certain of our technologies or potential products or assets. Accordingly, the inability to obtain needed financing could adversely affect our business, financial condition and results of operations.

         The following table summarizes our contractual obligations and commercial commitments at March 31, 2002 (in thousand dollars):

                                          --------------------------------------------------------------------
                                                                PAYMENTS DUE BY PERIOD
                                          --------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                     TOTAL   LESS THAN 1 YEAR  1-3 YEARS    4-5 YEARS    AFTER 5 YEARS
-----------------------                     -----   ----------------  ---------    ---------    -------------
Long-Term Debt                                826           259          542          15               10
Capital Lease Obligations                   1,444           417          737         290               --
Operating Leases                            4,483           590          837         690            2,366
                                          --------------------------------------------------------------------
Total Contractual Cash Obligations          6,753         1,266        2,116         995            2,376


         Although our existing cash and cash equivalent balances are expected to decline further during the next twelve months, as described in the first paragraph of this section, we believe that our current cash and cash equivalents balances will be sufficient to meet our working capital needs at currently anticipated levels through March 31, 2003. We have made, and will continue to make budget cuts to maintain adequate capital reserves. If we are unable to execute our operational plan for the next twelve months, we may be required to raise additional funds through public or private equity or debt financing. Our line of credit expired in August 2001 and we are currently in negotiations with financial institutions to secure a new line of credit. We cannot be certain that additional financing will be available, if needed, or, if available, will be on terms satisfactory to us.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         During July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." This statement requires that all business combinations to be accounted for using the purchase method of accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

         During July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." This statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS 142 is effective for those transactions. We will adopt SFAS 142 beginning April 1, 2002 and are currently evaluating the impact of SFAS 142 on our consolidated financial statements.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our consolidated financial position or results of operations.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 144 beginning April 1, 2002. We do not expect the adoption of SFAS 144 to have a material impact on our consolidated financial position or results of operations.

FORWARD LOOKING STATEMENTS

         The preceding "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections contain certain statements, which are not historical in nature and are intended to be, are hereby identified as forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include without limitation, statements relating to (i) anticipated trends in our financial condition and results of operations (including expected changes in our gross profit and SG&A expenses); (ii) our ability to finance our working capital requirements; (iii) our business strategy for expanding our presence in our business segments; and (iv) our ability to distinguish ourselves from our current and future competitors. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include, the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation,

         o our ability to transition into new lines of business as planned;
         o our ability to become a leading integrated Internet technology and services company addressing the worldwide Internet engineering software market, the worldwide information technology services market and the global Indian market;
         o our ability to successfully market and sell ASP services through our engineering portal;
         o        market growth;
         o        new competition;
         o        competitive pricing;
         o        new technologies;
         o our ability to successfully implement our future business plans;
         o        our ability to return to profitability;
         o statements about our business strategy and our expansion strategy;
         o our ability to attract strategic partners, alliances and advertisers;
         o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future;
         o        our ability to hire and retain qualified personnel;
         o        our ability to obtain capital, if required;
         o our ability to successfully implement our brand building campaign;
         o        the risks of uncertainty of trademark protection;
         o our plans regarding our telephony infrastructure and service offerings;
         o our beliefs regarding the growth of Internet usage within the global Indian community;
         o our beliefs regarding the demand for our products and our competitive advantages;
         o        the negative impact of economic slowdowns and recessions; and
         o risks associated with existing and future government regulation to which we are subject.

In light of these risks and uncertainties, many of which are described elsewhere in this document, including in "Risk Factors", there can be no assurance that the actual results will not differ materially from such forward-looking statements contained herein.

         We do not undertake to update, revise or correct any forward-looking statements. When used in this report, the words "anticipate," "believe," "intends," "estimate," "plan," "could," "should," "would," and "expect" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. We caution readers that forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important facts herein identified among others, and other risks and factors identified from time to time in our reports with the Securities and Exchange Commission.

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

         WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND ADEQUATE FINANCING MAY NOT BE AVAILABLE.

         Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of our research and development efforts, and the status of competitive products and services. Our cash and cash equivalents deceased both in fiscal 2002 and fiscal 2001. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast or expenses higher than forecast or should additional financing through debt and/or equity be insufficient, we will not have adequate resources to fund operations. We believe that current and future available capital resources will be adequate to fund our operations for the next twelve months. However, to the extent we are in need of any additional financing, there can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders may result. If adequate funds are not available, we may be required to delay, scale back or eliminate our research and development program and our marketing efforts or to obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain needed financing could adversely affect our business, financial condition and results of operations.

         OUR PLANS TO RETURN TO PROFITABILITY ARE NOT CERTAIN.

         We may not become profitable or significantly increase our revenue. We incurred net losses of $8,944,000 and $6,637,000 for fiscal years 2002 and 2001, respectively. To achieve profitability, we will need to generate and sustain sufficient revenues while maintaining reasonable cost and expense levels. We expect to continue to incur significant operating expenses primarily to support research and development and expansion of our sales and marketing efforts. These expenditures may not result in increased revenues or customer growth. We do not know when or if we will become profitable. We may not be able to sustain or increase profitability on a quarterly or annual basis.

         ADOPTION OF SFAS NO. 142 MAY IMPACT THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION

         We will be adopting SFAS NO. 142 beginning in April 2002. This statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. If such tests reveal impairment, we are required to write the value of goodwill down to its fair value, and the amount of the write-down, if any, will be reflected in our results of operations. We are in the process of evaluating the impact of SFAS NO. 142 on our results of operations and financial condition. Until such evaluation is completed, we cannot assure that there will be no impact of the adoption of SFAS NO. 142 on the results of our operations and financial condition.

         WE HAVE RECENTLY EXPANDED INTO NEW LINES OF BUSINESS AND MAY EXPAND INTO OTHER LINES OF BUSINESS. WE HAVE A LIMITED OPERATING HISTORY AND LACK EXPERIENCE IN THESE NEW LINES OF BUSINESS MAKING IT DIFFICULT FOR US TO PREDICT OUR FUTURE SUCCESS.

         We have only recently diversified our business and are now offering Internet-based business-to-business services, telephony services to the global community and ASP services to engineering software providers and their users worldwide. We intend to provide integrated communications services to and from global destinations to consumers, carriers and businesses. As a result, we have limited or no operating histories in each of these new or proposed lines of business and therefore, our historical financial information is of limited value in projecting our future results. Our future success in these new markets which we have recently entered and plan to enter in the future is, therefore, difficult to evaluate.

         OUR NEW LINES OF BUSINESS MAY BE DIFFICULT TO INTEGRATE WITH OUR HISTORICAL CORE BUSINESSES.

         We have been in the engineering software business for approximately 20 years and our two IT consulting businesses have a combined 11 years of operating experience. We have only recently entered the Internet content and commerce services, Internet-based IT business-to-business services, telephony services and engineering ASP services markets. In the future, we may expand into the integrated Indian-focused communications markets. Our expansion into these new and proposed lines of business may be particularly difficult for us to manage and acquisitions in these fields may be more difficult for us to integrate, at least initially, because they involve different disciplines and require different expertise than our core businesses. In addition, this expansion may detract management's time and attention away from our core businesses. If we are not able to attain the level of expertise and reputation in these fields that we believe we have attained in the engineering software field, and, through our acquisitions within the IT consulting field, our business, financial condition and operating results could be adversely affected.

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

         IN ORDER TO COMPETE SUCCESSFULLY, WE MUST KEEP PACE WITH THE RAPID CHANGES INVOLVING TECHNOLOGY AND THE INTERNET.

         We currently compete in the Internet-based IT business-to-business consulting services, Internet-based engineering software products and services and telephony services market. We plan to compete in the integrated communications markets. Each of these markets is characterized by rapid technological advances, changes in customer requirements and frequent new product and services introductions and enhancements. Our future success will depend upon our ability to enhance our current products and services and to develop and introduce new products and services that keep pace with technological developments, respond to the growth in the Internet, encompass evolving customer requirements and achieve market acceptance. Any failure on our part to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness, revenues, profit margins or market share. There is no assurance that new products or product enhancements which we develop will achieve market acceptance.

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

         WE RELY ON A THIRD-PARTY COMMUNICATIONS INFRASTRUCTURE OVER WHICH WE HAVE NO CONTROL.

         If the quality and maintenance of the third-party communications infrastructure on which we rely suffers, our service could be disrupted, our reputation could be harmed and we could lose customers. This infrastructure is used to carry our voice traffic. We have no control over whether the infrastructure on which we rely will be adequately maintained by these third parties or whether these third parties are able to upgrade or improve their equipment and prevent it from becoming obsolete. If these third parties fail to maintain, upgrade or improve their equipment, our business may be adversely affected.

         WE COULD EXPERIENCE SYSTEM FAILURES THAT PREVENT US FROM OPERATING OUR INTERNET BUSINESS.

         Our business depends on the efficient and uninterrupted operation of our computer hardware and software systems. In addition, we rely on the Internet and, accordingly, depend upon the continuous, reliable and secure operation of Internet servers, related hardware and software and network infrastructure such as lines leased from service providers. We have a back-up data facility. Although we have designed our system for complete redundancies of all major computer components, we cannot assure that our system will be fail-safe. As a result, failure of key primary or back-up systems to operate properly could lead to a loss of customers, damage to our reputation and violations of our Internet service provider license and contracts with corporate customers. These failures could also lead to a decrease in the value of our common stock, significant negative publicity and litigation.

         Our Internet service provider license requires that we provide an acceptable level of service quality and that we remedy customer complaints within a specified time period. Our computer and communications hardware are protected through physical and software safeguards. However, they remain vulnerable to fire, storm, flood, power loss, power surges, telecommunications failures, physical or software break-ins, software viruses and similar events. We do not carry business interruption insurance to protect us in the event of a catastrophe, even though such an event could lead to a significant negative impact on our business. Any sustained disruption in Internet access provided by third parties could also have adversely affect our business.

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

         Sales of our products and services to customers located outside the U.S. accounted for approximately 24.8% and 19.1% of our net revenue for the fiscal years ended March 31, 2002 and March 31, 2001, respectively. We are subject to a number of risks associated with international business activities that could adversely affect our operations in India and slow our growth. These risks generally include, among others:

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

         CONFLICTS INVOLVING INDIA COULD ADVERSELY AFFECT THE INDIAN ECONOMY AND HARM OUR BUSINESS.

         South Asia has from time to time experienced civil unrest and hostilities among neighboring countries, including India and Pakistan. In April 1999, India and Pakistan conducted long-range missile tests. Since May 1999, military confrontations between India and Pakistan have occurred in the disputed Himalayan region of Kargill. Further, in October of 1999, the leadership of Pakistan changed as a result of a coup led by the military. Additionally, the terrorist attack on the Indian parliament in December 2001, and subsequent escalation of hostilities at the India-Pakistan border in 2002, have heightened the tensions between India and Pakistan. If a conflict involving India and any of its neighboring countries should occur, it could have an adverse affect on the Indian economy and our business would be adversely affected.

         BANDWIDTH CAPACITY IN INDIA IS LIMITED AND MAY LIMIT THE GROWTH OF THE INTERNET IN INDIA AND INHIBIT OUR ABILITY TO EXPAND CERTAIN PARTS OF OUR BUSINESS.

         Bandwidth capacity, which is the measurement of the volume of data capable of being transported in a communications system in a given amount of time, is limited in India. The current limited bandwidth capacity in India may severely limit the quality and desirability of using the Internet in India and, in turn, may inhibit our ability to expand certain parts of our business.

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

         U.S. FEDERAL OR STATE GOVERNMENTS MAY INCREASE TELEPHONY REGULATION, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         Our provision of telecommunications services is subject to government regulation in the U.S. Federal law regulates international and interstate telecommunications, while states have jurisdiction over telecommunications that originate and terminate within the same state. Changes in existing policies or regulations by Congress, by the FCC or any state could adversely affect our financial condition or results of operations. There can be no assurance that the regulatory authorities in one or more states or the FCC will not take action having an adverse effect on our business, financial condition or operating results.

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

         OUR NET OPERATING LOSS CARRYFORWARDS MAY BE SUBJECT TO AN ANNUAL LIMITATION ON ITS UTILIZATION.

         As of March 31 2002, we had available net operating loss carryforwards of $9,321,000 for federal income tax purposes and $5,133,000 for state income tax purposes. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.

         OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF OUR COMPANY POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

         Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by our stockholders. As of March 31, 2002, no shares of preferred stock were outstanding. The issuance of preferred stock in the future, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company. Furthermore, such preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance thereof could adversely affect the market value of our common stock. We have no present plans to issue shares of preferred stock.

         THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK AND THE ANTI-TAKEOVER EFFECTS OF DELAWARE LAW COULD ADVERSELY AFFECT THE PERFORMANCE OF OUR STOCK.

         As of June 14, 2002, our executive officers and directors and their family members together beneficially owned approximately 45.8% of the issued and outstanding shares of our common stock. As a result, these persons will have the ability to exert significant control over our affairs and over the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control of our company. In addition, Section 203 of the Delaware General Corporation Law prohibits us from engaging in certain business combinations with interested stockholders, as defined by statute. These provisions may have the effect of delaying or preventing a change in control of our company without action by our stockholders, and therefore could adversely affect the price of our common stock.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Our directors, executive officers and key employees are as follows:


      Name                        Age                                 Position
      ----                        ---                                 --------
Amrit K. Das                      56       Chairman of the Board, Chief Executive Officer, and Director
Jyoti Chatterjee                  46       President, Chief Operating Officer and Director
Santanu Das                       29       Corporate Vice President, President of Engineering, Animation
                                             and ASP, and Director
Stephen Owen                      43       Corporate Vice President, President of European Operations and
                                             Director
Bruce K. Nelson                   47       Chief Financial Officer
Clara Young                       47       Corporate Vice President, Chief Administrative Officer and
                                             Secretary
Garrett Vreeland                  42       Director
John J. Pepin                     61       Director
Dr. Laxmi Mall Singhvi            70       Director


AMRIT K. DAS is the founder of our company and has served as our Chief Executive Officer and Director since its inception in 1981. Mr. Das also served as our President since our inception until March 1999. Mr. Das holds a B.S. in Civil/Structural Engineering from Calcutta University, India, and an M.S. in Structural Engineering from the University of South Carolina.

JYOTI CHATTERJEE has served as our President since March 1999 and has served as our Chief Operating Officer and a Director since April 1990 and has served as our Chief Financial Officer from March 2001 to March 2002. From April 1990 to March 1999, Mr. Chatterjee served as our Executive Vice President. From 1985 to 1990, Mr. Chatterjee served as our Chief Consulting Engineer. Mr. Chatterjee holds a B.S. in Structural Engineering from the Indian Institute of Technology and an M.S. in Structural Engineering from the University of Pennsylvania.

SANTANU DAS has served as our Corporate Vice President and President, Engineering and Animation Software and ASP since January 2001, Vice President New Technology since July 1999 and as a Director since September 1996. Mr. Das served as Manager of New Technology from May 1997 until June 1999. Prior to that Mr. Das served as a Senior Engineering Analyst for our company from 1991 to April 1997. Mr. Das holds a B.S. in Structural Engineering from the University of Southern California and an M.S. in Structural Engineering from the Massachusetts Institute of Technology. Santanu Das is the son of Amrit Das.

STEPHEN OWEN has served as our Corporate Vice President and Director since September 2001 and President of European Operations since October 1999. He served as Senior Vice President from October 1999 to September 2001. Prior to that, he served as our Director of European Operations from 1987 to 1999. Mr. Owen holds a B.S. in Civil Engineering from the University College Swansea, United Kingdom. Adding to his credits Mr. Owen is a Chartered Engineer for both Civil and Marine Technology Engineering.

BRUCE K. NELSON has served as our Chief Financial Officer since April 2002. Prior to joining us, Mr. Nelson served as Chief Financial Officer of Millennium Information Technologies, Inc. from 1997 to April 2002. From 1992 to 1997, he was co-founder and President of Comprehensive Weight Management, a healthcare marketing company. From 1985 to 1992, Mr. Nelson served as Treasurer of Comprehensive Care Corporation, a NYSE-traded national service company. Mr. Nelson holds a B.S. in Finance from University of Southern California and a M.B.A. from Bryant College in Smithfield, Rhode Island.

CLARA YOUNG has served as our Vice President and Chief Administrative Officer since January 2001 and as Secretary since March 2001. Ms. Young served as our Vice President, Administration since December 1987. Prior to that Ms. Young served as program analyst with The Technical Group, Inc. from December 1982 to December 1987. Ms. Young holds a B.S. in Computer Science from California State University, Fullerton.

GARRETT VREELAND has served as one of our directors since December 2000. Mr. Vreeland is the Vice President, National Sales at Looksmart. He has been with Looksmart from February 2002. Prior to this, he was Vice President of US Advertising Sales at Lycos from June 1998 to January 2002. From November 1995 to June 1998, Mr. Vreeland was in Ad Sales at Time, Inc. Prior to that, Mr. Vreeland spent 11 years in the Advertising Agency business at Ogilvy & Mather. Mr. Vreeland holds a B.S. in Marketing from University of Vermont.

DR. JOHN J. PEPIN has served as a one of our directors since September 2001. Dr. Pepin has been the Dean of the Fogelman College of Business and Economics, University of Memphis since December 1999. Prior to becoming Dean, he was a Professor of Marketing at that university, teaching numerous marketing and marketing management courses. He has business experience in automobile leasing, real estate, and agri-business, plus numerous consulting and expert witness engagements. Dr. Pepin holds a B.B.A and M.B.A from the University of Memphis, and a Ph.D. in Business Administration from the University of Mississippi.

DR. LAXMI MALL SINGHVI has served as one of our directors since November 2001. Dr. Singhvi at present is a Member of the Rajya Sabha (1998-2004), the Upper House of the Federal Legislature (the Parliament of India); a Senior Advocate in the Supreme Court of India; President of Indira Gandhi National Centre for Arts; Chairman of a National High Level Committee on Persons of Indian Origin and Non-Resident Indians with the rank of Cabinet Minister in Central Government of India; and President of the Centre for Contemporary Culture. He received the Padma Bhushan, one of the highest civilian honors in India, in 1998 in recognition of his pre-eminent contributions to public law and public affairs. From 1991-1997 he served as a High Commissioner for India in the United Kingdom and in 1987 he was elected Honorary Bencher and Master of the Middle Temple, one of the highest honors for those in the legal profession in the United Kingdom. From 1970 to 1977 he served as the Advocate General of India. Dr Singhvi is also a recipient of the U Thant Peace Award.

         All directors hold office until the next annual stockholders' meeting or until their respective successors are elected or until their earlier death, resignation or removal. Officers are appointed by, and serve at the discretion of, the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("Commission"). These officers, directors and stockholders are required by Commission regulations to furnish us with copies of all such reports that they file.

         Based solely upon a review of copies of such reports furnished to us during the fiscal year ended March 31, 2002 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that, during our 2002 fiscal year, we complied with all Section 16(a) filing requirements applicable to our reporting persons.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         Information concerning the annual and long-term compensation for services in all capacities to our company of our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the fiscal years ended March 31, 2002, 2001 and 2000 is shown below.

                                SUMMARY COMPENSATION TABLE
                                                                       Long-Term
                                                                      Compensation
                                          Annual Compensation            Awards
                                     -------------------------------  ------------
                                                                      Securities
                                                      Other Annual    Underlying       All Other
         Name and                       Salary      Compensation (1)   Options        Compensation
    Principal Position       Year         ($)              ($)           (#)              ($)
    ------------------       ----    -------------- ----------------  ---------      -------------
Amrit K. Das                 2002       324,000     73,219               ---          18,072(2)
  Chief Executive Officer    2001       324,000     73,183             30,000         26,068(2)
                             2000       322,400      ---                 ---          28,055(2)

Jyoti Chatterjee             2002       210,600     37,797               ---          10,968(3)
  President and Chief        2001       210,600     36,573             30,000         10,500(3)
  Operating Officer          2000       209,160      ---                 ---          11,116(3)

Clara Young                  2002       121,500     24,890               ---          10,905(3)
  Corp. Vice President,      2001       121,500     16,203              9,000          7,290(3)
  Chief Administrative       2000       121,100      ---                 ---           8,111(3)
  Officer

Stephen Owen                 2002       126,540     12,832(4)            ---          29,641(5)
  Corporate Vice             2001       107,481     13,344(4)          12,000         30,144(5)
  President,                 2000       111,002     14,475(4)            ---          36,619(5)
  President, European
  Operations

Santanu Das (6)              2002       124,616      ---                 ---          15,992(7)
  Corporate Vice             2001       124,616      ---               30,000         12,627(7)
  President, President,
  Engineering and
  Animation Software and
  ASP

Koushik Dutta (8) (9)        2002       112,846      ---                 ---           7,210(10)
  Chief Technology Officer,  2001       111,171      ---                9,000          1,606(10)
  Web4


--------------------------------------------------------------------------------
(1) The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.
(2) Represents 401(k) contributions as well as premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das in the amount of $6,972 in 2002, $15,568 in 2001, and $16,855 in 2000.

(3)      Represents 401(k) contributions made by us on behalf of the Named
         Executive.
(4)      Represents car allowance.
(5)      Represents contributions to pension plan.
(6) Information related to fiscal 2000 omitted since Santanu Das did not meet the criteria to be included in this table during that year.
(7) Represents 401(k) contributions as well as premiums paid by us pursuant to a life insurance policy established for the benefit of Santanu Das in the amount of $5,150 in 2002 and 2001.
(8) Koushik Dutta did not serve in the capacity of an officer during fiscal 2001 or 2002.
(9) Information related to fiscal 2000 omitted since Koushik Dutta was not an employee during that year.
(10)     Represents 401 (k) contributions made by us on behalf of the Named
         Executive.

STOCK OPTION GRANTS IN 2002

         In fiscal 2002, Dr. Singhvi was awarded a non-qualified option to purchase 12,000 shares of our common stock upon his appointment to our board of directors. These options have an exercise price of $1.35 per share and ratably vest over a period of three years. We have never granted any stock appreciation rights.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         Shown below is information with respect to the number of shares of our common stock acquired upon the exercise of options, the value realized, the number of unexercised options at March 31, 2002 and the value of unexercised in-the-money options at March 31, 2002 for the Named Executives in the Summary Compensation Table above. The Named Executives did not hold any stock appreciation rights during fiscal 2002.

                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                   AND FISCAL YEAR-END OPTION VALUES

                                                            Number of Securities
                                                       Underlying Unexercised Options      Value of Unexercised In-the-Money
                                                           At Fiscal Year-End (#)            Options at Fiscal Year-End ($)
                          Shares
                       Acquired on        Value
        Name           Exercise(#)     Realized($)      Exercisable      Unexercisable      Exercisable        Unexercisable
        ----           -----------     -----------      -----------      -------------      -----------        -------------
Amrit K. Das               ---             ---            180,000            20,000            826,200             91,800

Jyoti Chatterjee           ---             ---            236,000            20,000          1,083,240             91,800

Clara Young                ---             ---             80,000             6,000            367,200             27,540

Stephen Owen               ---             ---             84,000             8,000            385,560             36,720

Santanu Das                ---             ---            180,000            20,000            826,200             91,800

Koushik Dutta              ---             ---              3,000             6,000             13,770             27,540


LONG-TERM INCENTIVE PLAN AWARDS

         In fiscal 2002, no awards were given to named executive officers under long-term incentive plans.

DIRECTORS' COMPENSATION

         Our directors do not currently receive any cash compensation for service on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings. At the discretion of the stock option committee of the board of directors, directors may be granted stock options.

REPRICING OF OPTIONS AND SARS

         No adjustments to or repricing of stock options previously awarded to named executives occurred in fiscal 2002.

EMPLOYMENT AGREEMENTS

         In May 1996, we entered into five-year employment agreements with each of Amrit Das (Chairman and Chief Executive Officer) Jyoti Chatterjee (President, Chief Operating Officer, Director) and Clara Young (Corporate Vice President, Chief Administrative Officer, Secretary). In June 2001, we entered into new five-year agreements with each of these individuals and in addition, a five-year employment agreement with Santanu Das (Corporate Vice President, and President, Engineering, Animation Software and ASP).

         The new agreements provide that Mr. Amrit Das, Mr. Chatterjee, Ms. Young and Mr. Santanu Das will receive minimum base annual salaries of $312,000, $202,800, $117,000 and $120,000, respectively. Each employment agreement also provides for the grant of an annual bonus. The annual salaries and bonuses may be adjusted at the discretion of the Compensation Committee of the Board of Directors. In the event of early termination from employment, except for good cause, the employee shall (a) continue to be paid base salary and bonuses for the remainder of the term of the agreement, (b) continue to receive all benefits and perquisites which he or she had been receiving immediately prior to such termination for the remainder of the term of the agreement, and (c) be immediately vested in all stock options to which he or she would have been entitled during the full term of the agreement had the termination not occurred.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         Each of Messrs. Amrit K. Das, Jyoti Chatterjee and Garret Vreeland served as a member of the compensation committee of the board of directors during fiscal year 2002. None of the members of the compensation committee served as a member of the compensation committee of the board of directors of any other publicly or privately held company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of June 14, 2002, certain information with respect to (i) each director of our company, (ii) the Named Executives and (iii) all directors and executive officers of our company as a group, and (iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.


NAME AND ADDRESS                   AMOUNT AND NATURE OF BENEFICIAL        PERCENT OF CLASS
OF BENEFICIAL OWNER                 OWNERSHIP OF COMMON STOCK (1)          OF COMMON STOCK
-------------------                 -----------------------------          ---------------
Amrit K. Das (2)(3)(4)                            2,750,018                        15.8%

Jyoti Chatterjee (2)(3)(5)                          504,490                         2.9%

Clara Young (2)(6)                                  115,372                          *

Stephen Owen (2)(3)(7)                              167,524                          *

Santanu Das (2)(3)(8)                             2,734,900                        15.7%

John Pepin (3)                                      121,200                          *

Garett Vreeland (3)(9)                                3,334                          *

Spear, Leeds & Kellogg (10)                       2,163,830                        12.5%
120 Broadway
New York, NY 10271

Peter Kellogg (10)                                3,834,100                        22.2%
120 Broadway
New York, NY 10271

Sormistha Das                                     1,862,914                        10.8%
1043 Taylor Court
Anaheim Hills, CA 92808

All Directors and Executive                       6,396,838                        35.5%
Officers of the Company as
a Group (7 persons) (11)


---------------
* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within 60 days after June 14, 2002, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.
(2) Named executive officer of our company. The address of each executive officer is c/o netGuru, Inc., 22700 Savi Ranch Parkway, Yorba Linda, CA.
(3) Director of our company. The address of each director is c/o netGuru, Inc., 22700 Savi Ranch Parkway, Yorba Linda, CA.
(4) Includes 1,279,759 shares of Common Stock held by the A. and P. Das Living Trust and 180,000 shares of common stock underlying options, which are exercisable as of June 14, 2002 or within 60 days after such date. Does not include 1,862,914 shares of common stock held by Mr. Das' daughter, Sormistha Das, or 2,734,900 shares of common stock beneficially held by Mr. Das' son, Santanu Das. Mr. Das disclaims beneficial ownership of the shares of common stock held by Sormistha Das and Santanu Das. Includes 50,000 shares of common stock held by the Purabi Das Foundation, Inc., of which Mr. Das is the Trustee. Mr. Das disclaims beneficial ownership of these shares.
(5) Includes 236,000 shares of common stock underlying options, which are exercisable as of June 14, 2002 or within 60 days after such date.

(6) Includes 80,000 shares of common stock underlying options, which are exercisable as of June 14, 2002 or within 60 days after such date.
(7) Includes 84,000 shares of common stock underlying options, which are exercisable as of June 14, 2002 or within 60 days after such date.
(8) Includes 180,000 shares of common stock underlying options, which are exercisable as of June 14, 2002 or within 60 days after such date. Mr. Das is the son of Amrit Das, our Chief Executive Officer.
(9) Represents 3,334 shares of common stock underlying options, which are exercisable as of June 14, 2002 or within 60 days after such date.
(10)     Mr. Kellogg is a principal of  Spear, Leeds & Kellogg of New York.
(11) Includes 763,334 shares of common stock underlying options, which are exercisable as of June 14, 2002 or within 60 days after such date.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of March 31, 2002, including Research Engineers, Inc. 1996 Stock Option Plan, Research Engineers, Inc. 1997 Stock Option Plan, Research Engineers, Inc. 1998 Stock Option Plan and netGuru, Inc. 2000 Stock Option Plan (together "the option plans").

                                                                                    Number of Securities
                                                                                   Remaining Available for
                                                                                    Future Issuance Under
                            Number of Securities to be      Weighted Average         Equity Compensation
                              Issued Upon Exercise of       Exercise Price of         Plans (Excluding
                              Outstanding Options and      Outstanding Options     Securities Reflected in
      Plan Category              Warrants (a) (1)           and Warrants (b)           Column (a) (1))
      -------------              ----------------           ----------------           ---------------
Equity compensation plans
approved by security
holders                              1,933,000                    $2.41                    755,000
Equity compensation plans
not approved by security
holders                                 --                          --                       ---
                            ---------------------------- ------------------------ --------------------------
TOTAL                                1,933,000                    $2.41                    755,000
                            ============================ ======================== ==========================

(1) Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

The option plans permit grants of both incentive stock options (ISOs) and non-qualified stock options (NQOs). Options under all plans generally vest over 3 years, though the vesting periods may vary from person to person, and are exercisable subject to continued employment and other conditions.

At March 31, 2002, there were 395,000 options outstanding under the 1996 Plan at a weighted average exercise price of $1.39; 354,000 options outstanding under the 1997 Plan at a weighted average exercise price of $1.48; 748,000 options outstanding under the 1998 Plan at a weighted average exercise price of $2.82; and 436,000 options outstanding under the 2000 Plan at a weighted average exercise price of $3.39. An additional 100,000 options outstanding at March 31, 2002, at a weighted average exercise price of $10.46 were issued in fiscal year 2000 as part of the consideration for the purchase of e-Destinations.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We have previously provided digital media production services to Ruby Pictures, Inc. ("Ruby"). Ruby is a movie production house owned and operated by the Purabi Das Foundation, Inc., a charitable organization founded by Amrit Das, our Chairman and CEO. In fiscal 2001, we entered into an agreement with Ruby to purchase the rights to a digital film produced by Ruby for $500,000, net of any un-reimbursed costs incurred by us in the production of this film. The outstanding receivable balance due from Ruby was offset against the purchase price, and a net payment was made in April 2001. In fiscal 2002, we recorded an impairment charge of $684,000 related to the write-off of capitalized film production costs.

         On May 3, 2001, we entered into an interest bearing secured loan agreement and promissory note with Mr. Santanu Das, an officer and director of our company, in the amount of $70,000 at an annual interest rate of 6%. The loan was payable through payroll withholdings commencing on August 24, 2001 through August 4, 2006. Shares of netGuru common stock owned by Mr. Das as well as all vested but unexercised options granted him secured the loan. At March 31, 2002, the total outstanding balance on this loan was $64,000, which is included in notes and related party receivable. In April 2002, Mr. Das paid-off the outstanding balance of this loan in full.

         In November 2000, we entered into a non-interest bearing secured loan agreement and promissory note with Mr. Stephen Owen, an officer and director of our company, in the amount of $85,000. The loan is secured by Mr. Owen's pledge of the proceeds from the exercise and sale of his vested options. As of March 31, 2002, the entire amount of the loan is outstanding and is included in notes and related party receivable. In April 2002, Mr. Owen repaid $7,030 towards this loan.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

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

                  10.7 Agreement Not To Compete dated October 1, 1998 between the registrant and Techna Consultancy Private Limited.***

                  10.8     Research Engineers, Inc. 1998 Stock Option Plan. +

                  10.11    netGuru, Inc. 2000 Stock Option Plan.++++

                  10.12 Employment Agreement dated June 1, 2001, by and between the registrant and Amrit K. Das.++++

                  10.13 Employment Agreement dated June 1, 2001, by and between the registrant and Jyoti Chatterjee.++++

                  10.14 Employment Agreement dated June 1, 2001, by and between the registrant and Clara Y. M. Young.++++

                  10.15 Employment Agreement dated June 1, 2001, by and between the registrant and Santanu Das.++++

                  21.1     Subsidiaries of the registrant.

                  23.1     Consent of KPMG LLP.

         (b)      Reports on Form 8-K

                 None.

--------------------------------------------------------------------------------
* Filed as an exhibit to our Registration Statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA) and incorporated herein by reference.
** Filed as an exhibit to our Form 10-KSB for the fiscal year ended March 31, 1997 and filed with Securities and Exchange Commission on June 30, 1997, or amendment thereto filed on August 19, 1997 and incorporated herein by reference.
*** Filed as an exhibit to our Form 10-QSB for the quarterly period ended December 31, 1998 and filed with the Securities and Exchange Commission on February 11, 1999 and incorporated herein by reference.
**** Filed as an exhibit to our Form 8-K dated February 26, 1999 and filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.
***** Filed as an exhibit to our Form 8-K dated September 14, 1999 and filed with the Securities Exchange Commission on September 29, 1999.
+ Filed as an exhibit to our Proxy Statement filed pursuant to Section 14(a) of the Securities Act on November 12, 1998 and incorporated herein by reference.
++ Filed as an exhibit to our Form 10-KSB dated March 31, 1999 and filed with the Securities and Exchange Commission on June 30, 1999 and incorporated herein by reference.
+++ Filed as an exhibit to our Form 10-KSB dated March 31, 2000 and filed with the Securities Exchange Commission on June 26, 2000 and incorporated herein by reference.
++++ Filed as an exhibit tour form 10-KSB dated March 31, 2001 and filed with the Securities Exchange Commission on July 13, 2001 and incorporated herein by reference.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NETGURU, Inc

                                           /S/ Amrit K. Das
                                           -------------------------------------
Dated: June 28, 2002                       Amrit K. Das, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   Name                                           Title                              Date
--------------------------------------------      --------------------------------------      -------------------
/S/ Amrit K. Das                                  Chairman of the Board, Chief
------------------------------------              Executive Officer and Director
Amrit K. Das                                      (principal executive officer)               June 28, 2002

/S/ Jyoti Chatterjee                              President, Chief Operating Officer,
------------------------------------              Director                                    June 28, 2002
Jyoti Chatterjee

/S/ Bruce Nelson                                  Chief Financial Officer (Principal
------------------------------------              Accounting Officer)                         June 28, 2002
Bruce Nelson

/S/ Santanu Das                                   Corporate Vice President, President,
------------------------------------              Engineering, Collaboration and
Santanu Das                                       Animation and Director                      June 28, 2002

/S/ Stephen Owen                                  Corporate Vice President, President,
------------------------------------              European Operations and Director            June 28, 2002
Stephen Owen

/S/ John Pepin
------------------------------------
John Pepin                                        Director                                    June 28, 2002

/S/ Garret Vreeland
------------------------------------
Garret Vreeland                                   Director                                    June 28, 2002

/S/ L.M. Singhvi
------------------------------------
L.M. Singhvi                                      Director                                    June 28, 2002


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Independent Auditors' Report                                      F-2

2.       Consolidated Financial Statements:

         Consolidated Balance Sheet as of March 31, 2002                   F-3

         Consolidated Statements of Operations for the years ended
         March 31, 2002 and 2001                                           F-4

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Loss for the years ended
         March 31, 2002 and 2001                                           F-5

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2002 and 2001                                           F-6

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of netGuru, Inc. and subsidiaries as of March 31, 2002, and the results of their operations and their cash flows for the years ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ KPMG LLP

Orange County, California
May 30, 2002


                              NETGURU, INC. AND SUBSIDIARIES

                                Consolidated Balance Sheet

                                      March 31, 2002

                    (In thousands, except share and per share amounts)


                                          ASSETS

Current assets:
    Cash and cash equivalents                                                               $  3,466
    Accounts receivable (net of allowance for doubtful accounts of $919)                       3,325
    Income tax receivable                                                                        305
    Notes and related party loans receivable                                                     269
    Prepaid expenses and other current assets                                                  1,543
                                                                                            ---------

           Total current assets                                                                8,908

Property, plant and equipment, net                                                             4,169
Goodwill and intangible assets (net of accumulated amortization of $4,438)                     9,105
Other assets                                                                                     884
                                                                                            ---------

                                                                                            $ 23,066
                                                                                            =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                                       $    259
    Current portion of capital lease obligations                                                 417
    Accounts payable                                                                           1,012
    Accrued expenses                                                                           1,281
    Income taxes payable                                                                         196
    Deferred maintenance revenue                                                               1,760
    Deferred income taxes                                                                         60
    Accrued restructuring costs                                                                  157
                                                                                            ---------

           Total current liabilities                                                           5,142

Long-term debt, net of current portion                                                           567
Capital lease obligations, net of current portion                                              1,027
Deferred income taxes, non-current                                                               112
Deferred gain on sale-leaseback                                                                  887
                                                                                            ---------

           Total liabilities                                                                   7,735
                                                                                            ---------

Commitments and contingencies  (note 9)

Stockholders' equity:
    Preferred stock, par value $.01; authorized 5,000,000 shares;
      no shares issued and outstanding                                                            --
    Common stock, par value $.01; authorized 150,000,000 shares; issued and
      outstanding 17,265,850 shares (net of 10,965 treasury shares)                              173
    Additional paid-in capital                                                                33,057
    Accumulated deficit                                                                      (16,805)
    Accumulated other comprehensive loss:
      Cumulative foreign currency translation adjustments                                     (1,094)
                                                                                            ---------

           Total stockholders' equity                                                         15,331
                                                                                            ---------

                                                                                            $ 23,066
                                                                                            =========

See accompanying notes to consolidated financial statements.


                              NETGURU, INC. AND SUBSIDIARIES

                           Consolidated Statements of Operations

                            Years ended March 31, 2002 and 2001

                    (In thousands, except share and per share amounts)

                                                                     2002               2001
                                                                -------------      -------------
Net revenues:
    Software sales, maintenance and services                    $      9,313       $     10,066
    IT services                                                        9,869             18,019
    Internet, e-commerce and ASP services                              5,102              3,217
                                                                -------------      -------------

           Total net revenues                                         24,284             31,302

Cost of revenues:
    Software sales, maintenance and services                             910              2,021
    IT services                                                        7,484             12,223
    Internet, e-commerce and ASP services                              4,230              2,214
                                                                -------------      -------------

           Total cost of revenues                                     12,624             16,458

           Gross profit                                               11,660             14,844
                                                                -------------      -------------

Operating expenses:
    Selling, general and administrative                               13,001             13,815
    Research and development                                           1,824              2,706
    Amortization of goodwill                                           1,290              1,360
    Depreciation and other amortization                                1,441              1,082
    Impairment charge                                                  1,651                  -
    Restructuring                                                         25              2,400
                                                                -------------      -------------

           Total operating expenses                                   19,232             21,363
                                                                -------------      -------------

           Operating loss                                             (7,572)            (6,519)
                                                                -------------      -------------

Other expense (income):
    Interest, net                                                        160               (193)
    Other                                                                 20               (146)
                                                                -------------      -------------

           Total other expense (income)                                  180               (339)
                                                                -------------      -------------

Loss before income taxes                                              (7,752)            (6,180)

Income tax expense                                                     1,192                457
                                                                -------------      -------------

           Net loss                                             $     (8,944)      $     (6,637)
                                                                =============      =============

Net loss per common share:
     Basic                                                      $      (0.53)      $      (0.45)
                                                                =============      =============
     Diluted                                                    $      (0.53)      $      (0.45)
                                                                =============      =============
Common shares used in computing net loss per common share:
     Basic                                                        16,982,496         14,781,331
                                                                =============      =============
     Diluted                                                      16,982,496         14,781,331
                                                                =============      =============

See accompanying notes to consolidated financial statements.

                                        NETGURU, INC. AND SUBSIDIARIES

                    Consolidated Statements of Stockholders' Equity and Comprehensive Loss

                                      Years ended March 31, 2002 and 2001

                                     (In thousands, except share amounts)
                                                                                            ACCUMULATED                   TOTAL
                                           COMMON STOCK                       RETAINED        OTHER                    COMPREHEN-
                                       ----------------------  ADDITIONAL     EARNINGS    COMPREHENSIVE      TOTAL        SIVE
                            PREFERRED   NUMBER OF      PAR       PAID-IN    (ACCUMULATED     INCOME      STOCKHOLDERS'   INCOME
                              STOCK      SHARES       VALUE      CAPITAL      DEFICIT)        (LOSS)         EQUITY      (LOSS)
                            ---------  -------------  -------   -----------  ------------  ------------   -------------  ----------
Balance, March 31, 2000           --     13,264,035   $  133    $   28,500   $   (1,224)   $      (344)   $     27,065
                            ---------  -------------  -------   -----------  -----------   ------------   -------------

Net loss                          --             --       --            --       (6,637)            --          (6,637)  $  (6,637)

Foreign currency
   translation                    --             --       --            --           --           (693)           (693)       (693)
                            ---------  -------------  -------   -----------  -----------   ------------   -------------  ----------

Comprehensive loss for
   the year ended March
   31, 2001                       --             --       --            --       (6,637)          (693)             --   $  (7,330)
                                                                                                                         ==========

Preferred stock
   conversion                     --      1,136,065       11           (11)          --             --              --

Repurchase of preferred
   stock                          --        400,000        4        (6,564)          --             --          (6,560)

Issuance of common
   stock in connection
   with acquisition               --         25,000       --           750           --             --             750

Issuance of common
   stock to private
   investors                      --      1,870,270       19         9,302           --             --           9,321

Exercise of stock
   warrants                       --         80,000        1           386           --             --             387

Exercise of stock
   options                        --        100,199        1           198           --             --             199

Repurchase of common
   stock                          --        (10,965)      --           (76)          --             --             (76)

Compensation expense
   for stock options
   issued to employees
   below fair value               --        --            --           136           --             --             136
                            ---------  -------------  -------   -----------  -----------   ------------   -------------

Balance, March 31, 2001     $     --     16,864,604   $  169    $   32,621   $   (7,861)   $    (1,037)   $     23,892
                            =========  =============  =======   ===========  ===========   ============   =============

Net loss                          --             --       --            --       (8,944)            --          (8,944)  $  (8,944)

Foreign currency
   translation                    --             --       --            --           --            (57)            (57)        (57)
                            ---------  -------------  -------   -----------  -----------   ------------   -------------  ----------

Comprehensive loss for
   the year ended March
   31, 2002                       --             --       --            --       (8,944)           (57)             --   $  (9,001)
                                                                                                                         ==========

Issuance of common
   stock to consultants           --        325,000        3           703           --             --             706

Exercise of stock
   options                        --         88,246        1            55           --             --              56

Repurchase of common
   stock                          --        (12,000)      --          (400)          --             --            (400)

Compensation expense
   for stock options
   issued to employees
   below fair value               --        --            --            78           --             --              78
                            ---------  -------------  -------   -----------  -----------   ------------   -------------

Balance, March 31, 2002     $     --     17,265,850   $  173    $   33,057   $  (16,805)   $    (1,094)   $     15,331
                            =========  =============  =======   ===========  ===========   ============   =============

See accompanying notes to consolidated financial statements.
                                                    F-5


                              NETGURU, INC. AND SUBSIDIARIES

                           Consolidated Statements of Cash Flows

                            Years ended March 31, 2002 and 2001

                                      (In thousands)

                                                                            2002           2001
                                                                          ---------      ---------
Cash flows from operating activities:
    Net loss                                                              $ (8,944)      $ (6,637)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                        2,731          2,442
        Bad debt expense                                                       358            590
        Deferred income taxes                                                1,334            318
        Compensation expense recognized on issuance of stock options            78            136
        Restructuring                                                           25          2,400
        Impairment charge                                                    1,651              -
        Consulting expense recognized on issuance of common stock              525              -
        Loss on disposal of property                                           146              -
        Changes in operating assets and liabilities (net of
          acquisitions):
          Accounts receivable                                                1,161         (1,419)
          Notes and related party loans receivable                            (256)           210
          Income tax receivable                                               (305)             -
          Deposits                                                               -          2,381
          Prepaid expenses and other current assets                           (761)          (697)
          Other assets                                                         (38)          (794)
          Accounts payable                                                    (164)           317
          Accrued expenses                                                    (426)          (382)
          Income taxes payable                                                  29            (91)
          Accrued restructuring costs                                         (177)           (96)
          Other current liabilities                                            111              -
          Deferred maintenance revenue                                        (233)           731
          Deferred gain on sale-leaseback                                      (70)           (70)
                                                                          ---------      ---------

                  Net cash used in operating activities                     (3,225)          (661)
                                                                          ---------      ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                 (394)        (4,598)
    Payments to acquire companies, net of cash acquired                        (72)        (2,042)
                                                                          ---------      ---------

                  Net cash used in investing activities                       (466)        (6,640)
                                                                          ---------      ---------

Cash flows from financing activities:
    Proceeds from issuance of bank debt                                         93            385
    Repayment of bank debt                                                    (314)        (1,147)
    Payment of capital lease obligations                                      (265)          (132)
    Issuance of common stock                                                    79          9,907
    Repurchase of preferred stock                                                -         (6,560)
    Repurchase of common stock                                                (364)           (76)
                                                                          ---------      ---------

                  Net cash (used) provided by financing activities            (771)         2,377
                                                                          ---------      ---------

    Effect of exchange rate changes on cash and cash equivalents               (30)          (383)
                                                                          ---------      ---------

                  Decrease in cash and cash equivalents                     (4,492)        (5,307)

Cash and cash equivalents, beginning of year                                 7,958         13,265
                                                                          ---------      ---------

Cash and cash equivalents, end of year                                    $  3,466       $  7,958
                                                                          =========      =========
                                   (Continued)

                                           F-6

                              NETGURU, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows, Continued


                                                                               2002         2001
                                                                             --------     --------
Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                                               $   268      $   154
                                                                             ========     ========
      Income taxes                                                               105          152
                                                                             ========     ========

Supplemental disclosure of non-cash investing and financing activities:
    Acquisition of equipment under capital leases                            $   677      $   334
    Acquisition of equipment - received in lieu of payment on accounts
      receivable                                                                  70            -
    Write-off of assets against accrued restructure reserve                        -        1,995
    Issuance of common stock, warrants and options in connection with
      acquisitions                                                                 -          750

Acquisitions:
    Fair value of assets acquired, net of cash                               $    72      $ 2,868
    Liabilities assumed                                                            -          (76)
                                                                             --------     --------

    Net assets acquired                                                           72        2,792
    Less: non-cash consideration given                                             -         (750)
                                                                             --------     --------

    Payments to acquire companies, net of cash acquired                      $    72      $ 2,042
                                                                             ========     ========


See accompanying notes to consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION

       The Company was incorporated in 1981 in the state of New Jersey and reincorporated in the state of Delaware in 1996 under the name Research Engineers, Inc. Effective February 25, 2000, the name was changed to netGuru, Inc. (the "Company" or "netGuru"). netGuru is an integrated Internet technology and services company providing Internet and PC-based engineering software products and services, including digital media and animation services, information technology ("IT") services, and IP telephony services and Internet based phone card and travel services.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of netGuru, Inc. and its wholly owned subsidiaries. All significant transactions among the consolidated entities have been eliminated upon consolidation.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash or a contractual obligation that conveys to one entity a right to receive cash or other financial instruments from another entity, as well as impose on the other entity the obligation to deliver cash or other financial instruments to the first entity. At March 31, 2002, management believes the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company also believes that the carrying amounts of its long-term debt and capital lease obligations approximate their fair value as the interest rates approximate a rate that the Company could obtain under similar terms at the balance sheet date.

       FOREIGN CURRENCY TRANSLATION

       The financial position and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at the year-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective years. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in the consolidated statement of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations and are not material for fiscal 2002 and 2001.

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

       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

                  Buildings                                   39 years
                  Computer equipment                          5 years
                  Computer software                           3 years
                  Office equipment and furniture              3-7 years

       Assets held subject to capital lease agreements and leasehold improvements are amortized over the lesser of the life of the asset or the term of the lease but not in excess of 5 years.

       GOODWILL

       The Company amortizes costs in excess of the fair value of net assets of businesses acquired ("Goodwill") using the straight-line method over the estimated useful lives of the businesses acquired, usually a period of 5-15 years. Goodwill amortization was $1,290,000 and $1,360,000 for the years ended March 31, 2002 and 2001, respectively.

       IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       The Company applies the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain identifiable intangibles (including Goodwill) be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal 2002, the Company recorded an impairment charge of $1,651,000. Of this amount, $684,000 was related to the write-off of capitalized film production costs; $651,000 was related to the write-off of assets of Interra Global, one of the Company's subsidiaries in India; and $316,000 represented the write-down of goodwill related to the purchase of e-Destinations, the Company's travel services subsidiary.

       SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

       The Company capitalizes costs related to the development of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. As of March 31, 2002, capitalized costs of approximately $671,000, net of accumulated amortization, were included in other assets. Approximately $303,000 of this amount represents

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       software developed in-house and $240,000 represents the cost of software developed on the Company's behalf by third parties. The remaining $128,000 represents purchased technology. Additions to capitalized software were $545,000 and $254,000 during fiscal 2002 and 2001, respectively.

       The Company amortizes capitalized software development costs and purchased technology using the straight-line method over three to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to operations was approximately $198,000 and $284,000 for the years ended March 31, 2002 and 2001, respectively. Accumulated amortization on capitalized software was $1,420,000 and $966,000 as of March 31, 2002 and 2001, respectively.

       REVENUE RECOGNITION

       The Company recognizes revenue when it is realized or realizable and earned. The Company's revenues arise from the following segments: software sales, maintenance and services (including digital media products and services); information technology ("IT") services; and products and services sold via Internet portals, including ASP services, telecommunication and travel services.

       Revenue from software sales is recognized upon shipment, provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. The Company's software sales do not provide a specific right of return. At the time of sale, the Company typically provide 120-day initial maintenance and support to the customer. Costs relating to this initial 120-day support period, which include primarily telephone support, are not considered material. After the initial support period, customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months. Revenues from digital media and animation services are recognized upon achievement of certain pre-determined milestones.

       The Company recognizes revenue from providing IT services primarily on a time and material basis as services are performed. Certain IT services contracts are fixed cost type contracts for which the Company recognizes revenue upon achieving certain milestones.

       In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. The Company adopted SOP 97-2 in the first quarter of fiscal 1999. In 1998 the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which modifies SOP 97-2 to allow for use of the residual method of revenue recognition provided that certain criteria have been met. The Company adopted SOP 98-9 in the first quarter of fiscal 2000.

       Revenues from products and services sold via Internet portals, including telecommunications and travel services, are predominantly recognized net of purchase costs when the products and services are delivered and

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       collectibility is probable. Revenues from certain phone card transactions are deferred and recognized on the basis of usage. Certain travel services, based on their nature, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT.

       In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS, as amended by Staff Accounting Bulletins No. 101 A and 101 B. These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101, as amended, in the fourth quarter of fiscal 2001, the implementation of which resulted in no material changes in our previous practice.

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

       NET LOSS PER SHARE

       Basic Earnings Per Share ("EPS") is calculated by dividing net income
       (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. See Note 12 "Loss Per Share" of Notes to Consolidated Financial Statements for computation of EPS.

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       below the market value at the grant date. The Company recognizes compensation expense on these grants over the vesting period, generally three to four years. As required by SFAS No. 123, the Company discloses in Note 6 "Stockholders' Equity" the pro forma effect on operations, as if compensation costs were recorded at the estimated fair value of the stock options granted.

       SEGMENT REPORTING

       The Company applies the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". SFAS 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. See Note 11 "Segment and Geographic Data" of Notes to Consolidated Financial Statements for description of and disclosures regarding the Company's significant reportable segments.

       RECLASSIFICATIONS

       Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

(2)    ACQUISITIONS

       The following acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired assets and assumed liabilities have been included in the consolidated financial statements subsequent to effective dates of the respective acquisitions. All assets acquired and liabilities assumed were recorded at their estimated fair market values at the date of acquisition in the consolidated balance sheet. Any options and warrants issued in these transactions were valued using the Black-Scholes model.

       ALLEGRIA SOFTWARE, INC.

       On April 1, 2000, we acquired all of the outstanding capital stock of Allegria Software, Inc. ("Allegria") for $1,500,000 in cash and 25,000 shares of our common stock, valued at approximately $750,000 at the date of acquisition. Allegria was a developer of Internet-based document management and collaborative software tools primarily for engineering and manufacturing companies. The acquisition included stand-alone software products, as well as technology, which is being used in the development of the Company's ASP services business. The purchase price allocation (including acquisition costs of $11,000) is summarized as follows (in thousands):

                Current assets                  $            97
                Other assets                                 18
                Goodwill                                  2,222
                Current liabilities                         (76)
                                                ----------------
                                                $         2,261
                                                ================

       Goodwill recorded as a result of this acquisition is being amortized over ten years.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       INTERRA GLOBAL, LIMITED.

       In May 2000, the Company acquired India-based Interra Global, Limited, an Internet service provider that had obtained the license to operate as such in India. The Company had also intended to use this license to offer Voice Over Internet Protocol (VOIP) services when VOIP was allowed within India. The total purchase price was approximately $348,000 and substantially the entire purchase price was recorded as goodwill, which was being amortized over five years. With the deregulation of the telephony industry in India starting April 2002, the Company revised its business model for offering VOIP services within the India from becoming a direct service provider to a more cost-effective model of partnering with local companies. The Company surrendered the license held by Interra Global and recorded an impairment charge of $651,000 related to the write-off of the assets of this subsidiary in the fourth quarter of fiscal 2002.

       Based on the respective acquisition dates, pro forma disclosures have not been provided for the above noted acquisition, as they would not have significantly changed the actual results of operations for the fiscal years ended March 31, 2002 and 2001.

(3)    PROVISION FOR RESTRUCTURING OPERATIONS

       In March 2001, the Company announced plans to restructure our operations. As a result of this restructuring plan, the Company recorded a restructuring charge of $2.4 million. The restructuring plan consisted of four major points: 1) refocused strategic direction of internet service provider ("ISP") initiatives; 2) refocused strategic direction of Internet portal initiatives; 3) consolidation of the Company's technical support activities; and 4) elimination of the Company's in-house legal department. In the Internet portal business, the Company redirected our primary focus towards the telephony and travel services offered through the portal. With regard to the Company's ISP initiatives in India, the Company redirected its primary focus towards the communication and connectivity services targeted at the corporate market.

       Activity relating to the restructuring charge is as follows (in thousands):

                                 REFOCUS OF       REFOCUS OF       CONSOLIDATION       ELIMINATION
                                     ISP            PORTAL          OF TECHNICAL         OF LEGAL
                                 OPERATIONS       OPERATIONS          SUPPORT           DEPARTMENT          TOTAL
                                --------------   --------------   -----------------   ---------------    ------------
       March 31, 2000                       -                -                   -                 -               -
       Restructuring
         charge                 $       1,998    $         194    $            166    $           42     $     2,400
       Cash payments                   (1,897)            (194)                  -                 -          (2,091)
                                --------------   --------------   -----------------   ---------------    ------------

       March 31, 2001           $         101    $           -    $            166    $           42     $       309
                                --------------   --------------   -----------------   ---------------    ------------

       Cash payments                        -              (67)                (58)              (52)           (177)

       Adjustments                        (67) a            67  a              (16) b             41  b           25
                                --------------   --------------   -----------------   ---------------    ------------
       March 31, 2002           $          34    $           -    $             92    $           31     $       157
                                ==============   ==============   =================   ===============    ============

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       a. Represents reversal of over-accrual for contractual obligations for ISP operations and additional amounts accrued for contractual obligations related to the portal operations.

       b. Represents reversal of over-accrual for technical support severance costs and additional amounts accrued for anticipated severance costs for the elimination of the legal department.

       The balance at March 31, 2002 includes $67,000 of lease payments for vacated office space scheduled for payment through September 2003. The remaining personnel costs and contractual obligations are expected to be completed by the end of the second quarter of fiscal 2003.

(4)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment, at cost, as of March 31, 2002 consists of the following (in thousands):

                     Land                                        $           24
                     Buildings and leasehold improvements                   711
                     Office and computer equipment, software
                         and furniture                                    5,822
                     Assets under capital lease                             909
                                                                 ---------------

                                                                          7,466

                     Less accumulated depreciation                       (3,297)
                                                                 ---------------
                     Net property, plant and equipment           $        4,169
                                                                 ===============

       On December 15, 1999, the Company consummated a sale and leaseback transaction involving its Yorba Linda, California facility. The gross selling price of the property was $3,200,000, $1,689,000 of which was utilized to pay off the balance of the mortgage on the property. The Company received approximately $1,017,000 in cash proceeds, net of transaction costs, and a $250,000 short term note receivable for the sale of the property (payment on note was received prior to March 31, 2000). The proceeds were used to purchase the remaining 20% of NetGuru Systems in December 1999 and for operating purposes. Concurrent with the sale, the Company entered into a fifteen year operating lease on the facility (see Note 9). The net book value of the land and building and the related mortgage were removed from the Company's consolidated balance sheet and the lease payments are being charged to expense as incurred. The gain on the sale transaction of $1,047,000 has been deferred and is being recognized over the period of the lease as a reduction in lease expense. The deferred gain, net of accumulated amortization, was $887,000 as of March 31, 2002.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)    LONG-TERM DEBT

       Long-term debt, including capital lease obligations, consists of the following at March 31, 2002 (in thousands):

      Term loan from a bank in India, bearing interest at 3.5% over the bank's medium term prime rate (for an effective rate of 16.0% at March 31, 2002) payable monthly, principal due in quarterly installments beginning June 2000 and ending March 2005, secured by substantially all of the Company's assets located in India and
          guaranteed by a major shareholder                                                      $          703
      Capital lease obligations maturing at dates ranging from July 2003 to December 2006,
          secured by the leased assets                                                                    1,444
      Other                                                                                                 123
                                                                                                 ---------------
               Total                                                                                      2,270
               Less current portion                                                                         676
                                                                                                 ---------------

                                                                                                 $        1,594
                                                                                                 ===============

       The long-term debt and capital lease obligations mature in each of the following years ending March 31 (in thousands):

                                                                                CAPITAL LEASE
                                                             LONG-TERM DEBT      OBLIGATIONS
                                                             ---------------   ---------------
                   2003                                      $          259    $          548
                   2004                                                 366               506
                   2005                                                 176               370
                   2006                                                   8               189
                   2007                                                   7               133
                   Thereafter                                            10                 -
                                                             ---------------   ---------------
                   Total minimum payments                    $          826             1,746
                                                             ===============
                   Less amount representing interest                                     (302)
                                                                               ---------------
                   Present value of minimum capital
                       lease payments                                          $        1,444
                                                                               ===============

(6)    STOCKHOLDERS' EQUITY

       In September 1999, the Company issued warrants to purchase 70,000 shares of its common stock at an exercise price of $4.71 per share to third parties related to the acquisition of NetGuru systems. Each warrant is convertible into one share of common stock. Through March 31, 2002, 135,000 of these warrants had been converted into common stock. The remaining 35,000 warrants expire between September 2002 and September 2004.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       In February 2000, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $38.00 per share to an investor in consideration for the holder's decision to exercise previously issued warrants for cash rather than via a cashless exercise. These warrants expire February 2005.

       In March 2000, in a private transaction not involving a public offering, the Company issued 12,000 shares of Series B 5% Cumulative Convertible Preferred Stock (which were later repurchased and retired in November 29, 2000) and warrants to purchase 102,000 shares of the Company's common stock at an exercise price of $28.50 per share for approximately $11,380,000, net of offering costs. These warrants expire between March 2003 and March 2005.

       On November 29, 2000, the Company issued warrants to purchase an aggregate of 200,000 shares of the Company's common stock at an exercise price of $3.93 per share to a third party in a transaction involving the purchase and retirement of all of its outstanding preferred stock. These warrants expire in November 2005.

       On June 22, 2000, the Company closed a private equity financing to issue to two investors, in a private transaction not involving a public offering. As part of this transaction, the Company issued warrants to purchase 60,000 shares of its common stock at an exercise price of $19.00 per share. These warrants expire in June 2005. The Company issued additional warrants to purchase 53,300 shares of its common stock at exercise prices ranging from $16.50 to $23.46 per share to third parties related to this financing transaction. These warrants expire between May and June 2003.

       On January 2, 2002, in a private transaction not involving a public offering, the Company issued 300,000 shares of its common stock to three consultants (100,000 shares each) for $0.25 per share. The shares were issued as consideration for consulting services to be provided by the consultants for a period of three years ending January 2, 2005, but were fully earned when issued with no additional conditions to be satisfied. The Company recorded an expense of $525,000 for this transaction.

       On March 19, 2002, in a private transaction not involving a public offering, the Company issued 25,000 shares of its common stock to its external legal counsel as consideration for services provided and as a retainer.

       WARRANTS

       The following table summarizes the warrant activity (in thousands, except dollar amounts):

                                                                  Weighted
                                            Number of             average
                                            warrants           exercise price
                                          --------------      -----------------
       Outstanding at March 31, 2000           417             $       26.53
       Issued                                  313             $        9.03
       Exercised                               (80)            $        4.84
                                          --------------

       Outstanding at March 31, 2001           650             $       20.76
       Issued                                    -             $        -
       Exercised                                 -             $        -
                                          --------------

       Outstanding at March 31, 2002           650             $       20.76
                                          ==============

       STOCK OPTION PLANS

       The Company has adopted the following employee stock option plans:

                                                                                                      SHARES
                                                          ADOPTED              TERMINATES           AUTHORIZED
                                                    --------------------  ----------------------  ---------------
         NetGuru, Inc. 2000 Stock Option Plan
             (the "2000 Plan")                        December, 2000         November, 2010            1,000,000
         Research Engineers, Inc. 1998 Stock
             Option Plan (the "1998 Plan")            December, 1998         November, 2008            1,000,000
         Research Engineers, Inc. 1997 Stock
             Option Plan (the "1997 Plan")             February 1997         February, 2007              600,000
         Research Engineers, Inc. 1996 Stock
             Option Plan (the "1996 Plan")              April, 1996            April, 2006               588,000

       Each plan provides for the granting of shares as either Incentive Stock Options (ISOs) or Non-Qualified Stock Options (NQOs). Options under all plans generally vest over 3 years, though the vesting periods may vary from person to person, and are exercisable subject to continued employment and other conditions. As of March 31, 2002, there were 563,000 options available for grant and 131,000 options exercisable under the 2000 Plan, 137,000 options available for grant and 722,000 options exercisable under the 1998 Plan, 34,000 options available for grant and 354,000 options exercisable under the 1997 Plan, and 21,000 options available for grant and 395,000 options exercisable under the 1996 Plan.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The following is a summary of activity related to all outstanding stock options (number of shares in thousands):

                                                                     WEIGHTED
                                                                      AVERAGE
                                                                     EXERCISE
                                                   NUMBER OF         PRICE PER
                                                    SHARES            OPTION
                                                  ------------      ------------
                Outstanding at March 31, 2000        2,000             $2.71
                Granted                                534              4.11
                Exercised                             (100)             2.06
                Forfeited                             (176)             4.49
                                                  ------------
                Outstanding at March 31, 2001        2,258             $2.93
                Granted                                 54              1.35
                Exercised                             (145)             1.42
                Forfeited                             (134)             5.61
                                                  ------------
                Outstanding at March 31, 2002        2,033             $2.81
                                                  ============

       As discussed in Note 1, the Company accounts for our stock options issued to employees based on the intrinsic value of a grant as of the date of the grant in accordance with APB No. 25. Generally, the Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date. The Company has, in prior fiscal years, issued certain stock options with a grant price below the market value at the grant date. Compensation expense on these grants is recognized over the vesting period, generally three to four years. Compensation expense recognized in the Company's consolidated financial statements for these grants for fiscal years 2002 and 2001 was $78,000 and $136,000, respectively.

       As required by SFAS No. 123, the Company discloses below the pro forma and assumption information for stock options using the fair value method (dollars in thousands, except amounts per share):


              For the fiscal years ended March 31,               2002           2001
                                                             ------------   -----------

              Net loss - as reported                         $ (8,944)      $ (6,637)
              Net loss - pro forma                            (11,504)        (9,181)
                                                             ============   ===========
              Basic net loss per share -
                  as reported                                $  (0.53)      $  (0.45)
                   pro forma                                    (0.68)         (0.60)
              Diluted net loss per share -
                   as reported                                  (0.53)         (0.45)
                   pro forma                                    (0.68)         (0.60)
                                                             ============   ===========
              Weighted average fair value of options
                  granted                                    $   1.35       $   3.41
                                                             ============   ===========
              Black-Scholes option pricing model assumptions:
                       Dividend yield                              --             --
                       Expected volatility                       120%           146%
                       Risk-free interest rate                     5.07%          4.87%
                       Expected option lives (in years)            7.0            7.5

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       At March 31, 2002, the range of exercise prices and the weighted average remaining contractual life of outstanding options were $1.35 - $21.68 and
       6.3 years, respectively.

(7)    RELATED PARTY TRANSACTIONS

       The Company has previously provided digital media production services to Ruby Pictures, Inc. ("Ruby"). Ruby is a movie production house owned and operated by the Purabi Das Foundation, Inc., a charitable organization founded by Amrit Das, the Company's Chairman and CEO. In fiscal 2001, the Company entered into an agreement with Ruby to purchase the rights to a digital film produced by Ruby for $500,000, net of any un-reimbursed costs incurred by the Company in the production of this film. The outstanding receivable balance due from Ruby was offset against the purchase price, and a net payment was made in April 2001. In fiscal 2002, the Company recorded an impairment charge of $684,000 related to the write-off of capitalized film production costs.

       On May 3, 2001, the Company entered into an interest bearing secured loan agreement and promissory note with Mr. Santanu Das, an officer and director of the Company, in the amount of $70,000 at an annual interest rate of 6%. The loan was payable through payroll withholdings commencing on August 24, 2001 through August 4, 2006. Shares of netGuru common stock owned by Mr. Das as well as all vested but unexercised options granted him secured the loan. At March 31, 2002, the total outstanding balance on this loan was $64,000, which is included in notes and related party receivable. In April 2002, Mr. Das paid-off the outstanding balance of this loan in full.

       In November 2000, the Company entered into a non-interest bearing secured loan agreement and promissory note with Mr. Stephen Owen, an officer and director of the Company, in the amount of $85,000. The loan is secured by Mr. Owen's pledge of the proceeds from the exercise and sale of his vested options. As of March 31, 2002, the entire amount of the loan is outstanding and is included in notes and related party receivable. On April 2002, Mr. Owen repaid $7,030 towards this loan.

(8)    RETIREMENT PLANS

       The Company and certain of its subsidiaries have adopted qualified cash or deferred 401(k) retirement savings plan. The domestic plan covers substantially all domestic employees who have attained age 21 and have had one year of service. Employees may contribute up to 14% of their compensation. The Company makes matching contributions to the plan of 75% to 100% of the employees' elective contributions for the first 6% of compensation. The international plan is a defined contribution pension plan. For the years ended March 31, 2002 and 2001, Company contributions to the retirement plans were $231,000 and $218,000, respectively.

(9)    COMMITMENTS AND CONTINGENCIES

       The Company leases certain facilities and equipment under non-cancelable operating leases. The facility leases include options to extend the lease terms and provisions for payment of property taxes, insurance and maintenance expenses.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       At March 31, 2002, future minimum annual rental commitments under these lease obligations were as follows (in thousands):

                     Year ending March 31:
                         2003                               $          590
                         2004                                          455
                         2005                                          382
                         2006                                          374
                         2007                                          316
                         Thereafter                                  2,366
                                                            ---------------

                                                            $        4,483
                                                            ===============

       Rent expense was $708,000 and $738,000 for the years ended March 31, 2002 and 2001, respectively.

       The Company is a party to various litigations arising in the normal course of business. Management believes the disposition of these matters will not have a material adverse effect on our results of operations or financial condition.

(10)   INCOME TAXES

       The components of loss before income taxes are as follows for the year ended March 31, (in thousands):

                                                               2002          2001
                                                            ----------    ----------

                        United States                       $  (6,176)    $  (5,914)
                        Foreign                                (1,576)         (266)
                                                            ----------    ----------
                          Total                                (7,752)       (6,180)
                                                            ==========    ==========

       The provision (benefit) for income taxes is comprised of the following for the year ended March 31, (in thousands):

                                                               2002          2001
                                                            ----------    ----------
                    Current:
                        Federal                             $    (167)    $      --
                        State                                       2             4
                        Foreign                                    70           136
                                                            ----------    ----------
                                                                  (95)          140
                    Deferred:
                        Federal                                 1,066           271
                        State                                     228            46
                        Foreign                                    (7)           --
                                                            ----------    ----------
                                                                1,287           317
                                                            ----------    ----------
                          Total                             $   1,192     $     457
                                                            ==========    ==========

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows for the year ended March 31, (in thousands):

                                                               2002              2001
                                                         ---------------   ---------------

              Income tax benefit at statutory rate       $       (2,636)   $       (2,102)
              State taxes, net of federal benefits                  (36)             (255)
              Foreign income tax rate differential                  649               123
              Change in valuation allowance                       2,529             2,564
              Tax portion intangible asset write-off                424                --
              Rate differential on net operating loss
               carryback benefit                                    100                --
              Research and development credits                      (25)              (18)
              Nondeductible amortization                             58                83
              Other                                                 129                61
                                                         ---------------   ---------------
                    Total                                $        1,192    $          457
                                                         ===============   ===============

       The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences at March 31, 2002 are as follows (in thousands):

                   Deferred tax assets:
                       Accrued vacation                           $   127
                       Allowance for doubtful accounts                267
                       Amortization of intangibles                    571
                       Net operating loss carryforwards             3,469
                       Foreign tax credit carryforwards               133
                       Research and development credit
                          carryforwards                               167
                       Gain on sale of property                       367
                       Restructuring reserve                           62
                       Other                                            1
                                                                  --------

                             Total deferred tax assets              5,164
                             Less: valuation allowance             (5,164)
                                                                  --------

                             Net deferred tax assets                   --
                                                                  --------

                   Deferred tax liabilities:
                       Depreciation                                  (116)
                       Cash to accrual adjustment                     (56)
                                                                  --------
                              Total deferred tax liabilities      $  (172)
                                                                  ========

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       At March 31, 2002, the Company had tax net operating loss carryforwards of approximately $9,321,000 for federal and $5,133,000 for state income tax purposes, which expire at varying dates beginning in 2019 and 2004, respectively. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.

       In addition to the net operating loss carryforwards, the Company has, for federal income tax purposes, $108,000 of research and development credit carryforwards and $133,000 of foreign tax credit carryforwards, which expire at varying dates beginning in 2013 and 2003, respectively. Additionally, the Company has, for state income tax purposes, $90,000 of research and development credit, which carries forward indefinitely.

       In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of March 31, 2001, the Company had provided a valuation allowance of $5,164,000 to reduce the net deferred tax assets due to the potential expiration of certain tax credit and net operating loss carryforwards prior to their utilization.

       Undistributed earnings of certain of the Company's foreign subsidiaries in the cumulative amount of $1,436,000 are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

(11)   SEGMENT AND GEOGRAPHIC DATA

       The Company is an integrated Internet and IT technology and services company operating in three primary business segments: 1) engineering software products, maintenance and services, including digital media products and animation services; 2) IT services; and 3) Internet content and e-commerce focused on telecommunications and travel services, and ASP solutions.

       The Company has provided computer-aided engineering software solutions to customers for over 20 years. During the past 18 years, the Company has supported the engineering software business with India-based software programming and IT resources. In addition, based upon the Company's knowledge and understanding of the engineering software market, combined with the Company's Internet technology resources and experience, the Company launched Web4engineers.com, an engineering applications service provider ("ASP") portal hosting the Company's engineering software applications online and providing ASP services to engineering software providers and their licensees worldwide. With the acquisitions of R-Cube Technologies in February 1999 and NetGuru Systems completed in December 1999, the Company further expanded its IT resources and capabilities and its presence in the IT services industry, providing expertise in data-mining and embedded technologies, Internet/Intranet design and development and systems and software integration and implementation to companies in North America. The Company has expanded its IT services business into Europe and intends to further expand its services in India and Southeast Asia.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       With the Company's experience in India and understanding of the global Indian community, it began offering online Internet portal services in 1999. In fiscal 2001, the Company's portal offerings were refocused primarily on telecommunications and travel services Asian expatriates. The Company continues to provide digital media services, including computer animation, and has used this expertise to enhance its Internet portal offerings.

       The significant components of worldwide operations by reportable operating segment (in thousands) are:

                                                    FOR THE YEAR ENDED MARCH 31
                                                      -----------------------
                                                         2002         2001
                                                      ----------   ----------
                                                          (IN THOUSANDS)
                              NET REVENUE
       Software sales, maintenance and services           9,313       10,066
       IT services                                    $   9,869    $  18,019
       Internet, e-commerce and ASP services              5,102        3,217

                                                      ----------   ----------
                Consolidated                          $  24,284    $  31,302
                                                      ==========   ==========

                        OPERATING (LOSS)/INCOME
       Software sales, maintenance and services          (4,021)      (3,773)
       IT services                                    $    (749)   $   1,994
       Internet, e-commerce and ASP services             (2,802)      (4,740)

                                                      ----------   ----------
                Consolidated                          $  (7,572)   $  (6,519)
                                                      ==========   ==========

     The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                   FOR THE YEAR ENDED MARCH 31
                                                   ---------------------------
                                                        2002         2001
                                                      --------     --------
                                                          (IN THOUSANDS)
                               NET REVENUE
                  United States                       $18,260      $25,316
                  The Americas (other than U.S.)          574          728
                  Europe                                2,757        2,755
                  Asia-Pacific                          2,693        2,503
                                                      --------     --------

                           Consolidated               $24,284      $31,302
                                                      ========     ========

                               EXPORT SALES
                  United States                       $   615      $ 1,078
                                                      ========     ========

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             LONG-LIVED ASSETS
                  United States                       $12,434      $14,621
                  Europe                                  284          324
                  Asia-Pacific                          1,440        2,710
                                                      --------     --------

                           Consolidated               $14,158      $17,655
                                                      ========     ========

(12)   LOSS PER SHARE

       The following table illustrates the computation of basic and diluted net loss per share for the years ended March 31, (in thousands):

                                                          2002            2001
                                                        ---------      ---------
       Numerator:
       Net loss                                         $ (8,944)      $ (6,637)
       Cumulative preferred stock dividends                   --
                                                        ---------      ---------

       Numerator for basic and diluted net loss per
          share                                           (8,944)        (6,637)
                                                        =========      =========

       Denominator:
       Denominator for basic net loss per share -
          average number of common shares outstanding
          during the year                                 16,982         14,781
       Incremental common shares attributable to
          exercise of outstanding options and warrants        --             --
                                                        ---------      ---------

       Denominator for diluted net loss per share         16,982         14,781
                                                        =========      =========

       Basic net loss per share                         $  (0.53)      $  (0.45)
                                                        =========      =========

       Diluted net loss per share                       $  (0.53)      $  (0.45)
                                                        =========      =========

       Options, warrants and other common stock equivalents amounting to 485,000 and 1,700,000 potential common shares were excluded from the computation of diluted EPS for fiscal 2002 and 2001, respectively, because the Company reported a net loss and, therefore, the effect would be antidilutive.

(13)   LIQUIDITY

       The Company recorded net losses of $8,944,000 and $6,637,000 and has used cash in operations of $3,225,000 and $661,000 in fiscal years 2002 and 2001, respectively. The Company's future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services. The Company believes it will be able to generate cash from operations or through additional sources of debt and equity financing. The Company has continued its program to reduce costs and expenses. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate its research and development programs and its marketing efforts or to obtain funds through arrangements with partners or others who may require the Company to relinquish rights to certain of its technologies or potential products or assets. Accordingly, the inability to obtain needed financing could adversely affect the Company's business, financial condition and results of operations.

                                 EXHIBIT INDEX.

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

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

                  4.3 Common Stock Purchase Warrant dated as of September 14, 1999, issued by the registrant to Triton Private Equities Fund, L.P.*****

                  4.6 Common Stock Purchase Warrant dated March 8, 2000, issued by the registrant to Elliott Associates, L.P.
                           +++

                  4.7 Common Stock Purchase Warrant dated March 8, 2000, issued by the registrant to Westgate International, L.P. +++

                  4.9 Common Stock Purchase Warrant dated March 8, 2000, issued by the registrant to Shoreline Institutional Finance. +++

                  4.11 Warrant Agreement dated February 7, 2000 between the registrant and Cruttenden Roth Incorporated. +++

                  10.3     Research Engineers, Inc. 1996 Stock Option Plan. *

                  10.4 Form of Nonqualified Stock Option Agreement pertaining to the 1996 Stock Option Plan (schedule of options issued pursuant to this Plan is attached thereto).*

                  10.6     Research Engineers, Inc. 1997 Stock Option Plan. **

                  10.7 Agreement Not To Compete dated October 1, 1998 between the registrant and Techna Consultancy Private Limited. ***

                  10.8     Research Engineers, Inc. 1998 Stock Option Plan. +

                  10.11    netGuru, Inc. 2000 Stock Option Plan. ++++

                  10.12 Employment Agreement dated June 1, 2001, by and between the registrant and Amrit K. Das. ++++

                  10.13 Employment Agreement dated June 1, 2001, by and between the registrant and Jyoti Chatterjee. ++++

                  10.14 Employment Agreement dated June 1, 2001, by and between the registrant and Clara Y. M. Young. ++++

                  10.15 Employment Agreement dated June 1, 2001, by and between the registrant and Santanu Das. ++++

                  21.2     Subsidiaries of the registrant.

                  23.2     Consent of KPMG LLP.

         (c)      Reports on Form 8-K

                  None.

----------------------------
* Filed as an exhibit to our Registration Statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA) and incorporated herein by reference.
** Filed as an exhibit to our Form 10-KSB for the fiscal year ended March 31, 1997 and filed with Securities and Exchange Commission on June 30, 1997, or amendment thereto filed on August 19, 1997 and incorporated herein by reference.
*** Filed as an exhibit to our Form 10-QSB for the quarterly period ended December 31, 1998 and filed with the Securities and Exchange Commission on February 11, 1999 and incorporated herein by reference.
**** Filed as an exhibit to our Form 8-K dated February 26, 1999 and filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.
***** Filed as an exhibit to our Form 8-K dated September 14, 1999 and filed with the Securities Exchange Commission on September 29, 1999.
+ Filed as an exhibit to our Proxy Statement filed pursuant to Section 14(a) of the Securities Act on November 12, 1998 and incorporated herein by reference.
++ Filed as an exhibit to our Form 10-KSB dated March 31, 1999 and filed with the Securities and Exchange Commission on June 30, 1999 and incorporated herein by reference.
+++ Filed as an exhibit to our Form 10-KSB dated March 31, 2000 and filed with the Securities Exchange Commission on June 26, 2000 and incorporated herein by reference.
++++ Filed as an exhibit tour form 10-KSB dated March 31, 2001 and filed with the Securities Exchange Commission on July 13, 2001 and incorporated herein by reference.
++++ Filed as an exhibit to our Form 10-KSB dated March 31, 2001 and filed with the Securities Exchange Commission on July 13, 2001 and incorporated herein by reference.