Form 10QSB
period 2002-06-30
NETGURU INC
filed 2002-08-14
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 17,296,650 on August 12, 2002.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Statements of Operations for the three-month periods ended June 30, 2002 and 2001

                  Condensed Consolidated Balance Sheets as of June 30, 2002 and March 31, 2002

                  Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2002 and 2001

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K


PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   NETGURU, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                         ($ in thousands except share and per share amounts)

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                --------------------------------
                                                                    2002               2001
                                                                -------------      -------------
Net revenues:
    Engineering and collaborative software solutions            $      1,871       $      2,395
    IT services                                                        1,414              3,348
    Web-based telecommunication and travel services                    1,132              1,038

                                                                -------------      -------------
           Total net revenues                                          4,417              6,781

Cost of revenues:
    Engineering and collaborative software solutions                     249                298
    IT services                                                        1,076              2,345
    Web-based telecommunication and travel services                      987                914
                                                                -------------      -------------
           Total cost of sales                                         2,312              3,557

                                                                -------------      -------------
           Gross profit                                                2,105              3,224
                                                                -------------      -------------

Operating expenses:
    Selling, general and administrative                                2,616              3,114
    Research and development                                             464                487
    Amortization of goodwill                                              --                334
    Depreciation and other amortization                                  311                327
    Restructuring                                                         93                 --

                                                                -------------      -------------
           Total operating expenses                                    3,484              4,262
                                                                -------------      -------------

           Operating loss                                             (1,379)            (1,038)
                                                                -------------      -------------

Other expense (income):
    Interest, net                                                         62                 32
    Other                                                                 (2)                (8)
                                                                -------------      -------------
           Total other expense                                            60                 24
                                                                -------------      -------------

Loss before income taxes                                              (1,439)            (1,062)
Income tax (benefit) expense                                            (369)                89
                                                                -------------      -------------

           Net loss                                             $     (1,070)      $     (1,151)
                                                                =============      =============

Net loss per common share:
         Basic                                                  $      (0.06)      $      (0.07)
                                                                =============      =============
         Diluted                                                $      (0.06)      $      (0.07)
                                                                =============      =============
Common shares used in computing net loss per common share:
         Basic                                                    17,285,977         16,877,539
                                                                =============      =============
         Diluted                                                  17,285,977         16,877,539
                                                                =============      =============

See accompanying notes to condensed consolidated financial statements.


                                        NETGURU, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share and per share amounts)

                                                                                    JUNE 30,      MARCH 31,
                                                                                     2002           2002
                                                                                   ---------      ---------
                                                                                  (Unaudited)

                                                        ASSETS
Current assets:
    Cash and cash equivalents                                                      $  2,485       $  3,466
    Accounts receivable (net of allowance for doubtful accounts of $973 and
      $981, as of June 30, 2002 and March 31, 2002, respectively)                     3,013          3,325
    Income tax receivable                                                               309            305
    Notes and related party loans receivable                                            198            269
    Prepaid expenses and other current assets                                         1,011          1,543
                                                                                   ---------      ---------

           Total current assets                                                       7,016          8,908

Property, plant and equipment, net                                                    4,014          4,169
Goodwill and intangible assets (net of accumulated amortization of $4,438 as
    of June 30, 2002 and March 31, 2002)                                              9,105          9,105
Other assets                                                                            948            884
                                                                                   ---------      ---------
                                                                                   $ 21,083       $ 23,066
                                                                                   =========      =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt                                         $    257       $    259
    Current portion of capital lease obligations                                        428            417
    Accounts payable                                                                  1,091          1,012
    Accrued expenses                                                                    630          1,082
    Income taxes payable                                                                 --            196
    Deferred maintenance revenue                                                      1,652          1,760
    Deferred income taxes                                                                --             60
    Other liabilities                                                                   152            199
    Accrued restructuring costs                                                         237            157
                                                                                   ---------      ---------

           Total current liabilities                                                  4,447          5,142

Long-term bank debt, net of current portion                                             456            567
Capital lease obligations, net of current portion                                       926          1,027
Deferred income taxes, non-current                                                       --            112
Deferred gain on sale-leaseback                                                         870            887
                                                                                   ---------      ---------

           Total liabilities                                                          6,699          7,735
                                                                                   ---------      ---------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                                            --             --
    Common stock, par value $.01; authorized 150,000,000 shares; issued and outstanding 17,296,650 and 17,265,850 shares (net of 10,965 treasury
      shares) as of June 30, 2002 and March 31, 2002, respectively                      173            173
    Additional paid-in capital                                                       33,086         33,057
    Accumulated deficit                                                             (17,875)       (16,805)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                           (1,000)        (1,094)
                                                                                   ---------      ---------

           Total stockholders' equity                                                14,384         15,331
                                                                                   ---------      ---------
                                                                                   $ 21,083       $ 23,066
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


                                   NETGURU, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                           (In thousands)

                                                                       THREE MONTHS    THREE MONTHS
                                                                          ENDED           ENDED
                                                                      JUNE 30, 2002   JUNE 30, 2001
                                                                      -------------   -------------
Cash flows from operating activities:
    Net loss                                                              $(1,070)         $(1,151)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                         311              661
        Bad debt expense                                                       25               --
        Deferred income taxes                                                (172)              (7)
        Compensation expense recognized on issuance of stock options          (23)              34
        Restructuring                                                          93               --
        Changes in operating assets and liabilities (net of
          acquisitions):
          Accounts receivable                                                 361            1,094
          Notes and related party loans receivable                             71               (1)
          Income tax receivable                                                (4)              --
          Prepaid expenses and other current assets                           535             (294)
          Other assets                                                        (88)             153
          Accounts payable                                                     69              (57)
          Accrued expenses                                                   (456)            (437)
          Income taxes payable                                               (199)              68
          Accrued restructuring costs                                         (13)              --
          Other current liabilities                                           (73)              38
          Deferred maintenance revenue                                       (140)            (525)
          Deferred gain on sale-leaseback                                     (17)             (29)
                                                                          --------         --------

                  Net cash used in operating activities                      (790)            (453)
                                                                          --------         --------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                 (88)            (167)
    Payments to acquire companies, net of cash acquired                        --              (67)
                                                                          --------         --------

                  Net cash used in investing activities                       (88)            (234)
                                                                          --------         --------

Cash flows from financing activities:
    Proceeds from issuance of bank debt                                         1               19
    Repayment of bank debt                                                   (115)            (109)
    Repayment of capital lease obligations                                    (84)             (36)
    Issuance of common stock                                                   52               27
    Repurchase common stock                                                    --             (140)
                                                                          --------         --------

                  Net cash used in financing activities                      (146)            (239)
                                                                          --------         --------

    Effect of exchange rate changes on cash and cash equivalents               43              (68)
                                                                          --------         --------

                  Decrease in cash and cash equivalents                      (981)            (994)

Cash and cash equivalents, beginning of period                              3,466            7,958
                                                                          --------         --------

Cash and cash equivalents, end of period                                  $ 2,485          $ 6,964
                                                                          ========         ========

Supplemental disclosure of cash flow information: Amounts paid for:
         Interest                                                         $    63          $    21
         Income taxes                                                     $     1          $    14


See accompanying notes to condensed consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of netGuru, Inc. and its wholly owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

    These condensed consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2002 and the results of operations and the cash flows for the three months ended June 30, 2002 and 2001, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending March 31, 2003.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash or a contractual obligation that conveys to one entity a right to receive cash or other financial instruments from another entity, as well as impose on the other entity the obligation to deliver cash or other financial instruments to the first entity. At June 30, 2002, management believes the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company also believes that the carrying amounts of its long-term debt and capital lease obligations approximate their fair value as the interest rates approximate a rate that the Company could obtain under similar terms at the balance sheet date.

SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

    The Company capitalizes costs related to the development of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. As of June 30, 2002, capitalized costs of approximately $657,000, net of accumulated amortization, were included in other assets. Approximately $303,000 of this amount represents software developed in-house and $261,000 represents the cost of software developed on the Company's behalf by third parties. The remaining $93,000 represents purchased technology. Additions to capitalized software were $28,000 and $2,500 during the quarters ended June 30, 2002 and 2001, respectively.

    The Company amortizes capitalized software development costs and purchased technology using the straight-line method over three to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to operations was approximately $43,000 and $54,000 for the quarter ended June 30, 2002 and 2001 respectively. Accumulated amortization on capitalized software was $533,000 and $432,000 as of June 30, 2002 and 2001, respectively.

REVENUE RECOGNITION

    The Company recognizes revenue when it is realized or realizable and earned. The Company's revenues arise from the following segments:
enterprise engineering and collaborative software solutions (including digital media products and services); information technology ("IT") services; and Web-based telecommunication and travel services.

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

    Revenues from Web-based telecommunication and travel services, are predominantly recognized net of purchase costs when the products and services are delivered and collectibility is probable. Revenues from certain phone card transactions are deferred and recognized on the basis of usage. Revenues from call termination services are recognized when the services are completed and the cost of these services are recognized when incurred. Certain travel services, based on their nature, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT.

RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal 2002 consolidated financial statements to conform to the fiscal 2003 presentation.

PROVISION FOR RESTRUCTURING OPERATIONS

    In March 2001, the Company announced plans to restructure its operations. As a result of this restructuring plan, the Company recorded a restructuring charge of $2.4 million. The restructuring plan consisted of four major points: 1) refocused strategic direction of internet service provider ("ISP") initiatives;
2) refocused strategic direction of Internet portal initiatives; 3) consolidation of the Company's technical support activities; and 4) elimination of the Company's in-house legal department. In the Internet portal business, the Company redirected its primary focus towards the telephony and travel services offered through the portal. With regard to the Company's ISP initiatives in India, the Company redirected its primary focus towards the communication and connectivity services targeted at the corporate market.

     Activity relating to the restructuring charge is as follows (in thousands):

                           REFOCUS OF     REFOCUS OF     CONSOLIDATION     ELIMINATION
                               ISP          PORTAL        OF TECHNICAL       OF LEGAL
                           OPERATIONS     OPERATIONS        SUPPORT         DEPARTMENT        TOTAL
                          -----------     ----------     -------------     ------------     --------
March 31, 2000                   --              --              --              --              --
Restructuring charge        $ 1,998             194         $   166         $    42         $ 2,400

Cash payments                (1,897)           (194)             --              --          (2,091)
                            --------        --------        --------        --------        --------

March 31, 2001              $   101         $    --         $   166         $    42         $   309
                            --------        --------        --------        --------        --------

Cash payments                    --             (67)            (58)            (52)           (177)

Adjustments                     (67)       a     67        a    (16)       b     41        b     25
                            --------        --------        --------        --------        --------

March 31, 2002              $    34         $    --         $    92         $    31         $   157
                            --------        --------        --------        --------        --------

Cash payments                    --              --             (13)                           (13)

Adjustments                     (16)       c     --                             109        c     93
                            --------        --------        --------        --------        --------

June 30, 2002               $    18         $    --         $    79         $   140         $   237
                            ========        ========        ========        ========        ========

    a. Represents reversal of over-accrual for contractual obligations for ISP operations and additional amounts accrued for contractual obligations related to the portal operations.

    b. Represents reversal of over-accrual for technical support severance costs and additional amounts accrued for anticipated severance costs for the elimination of the legal department.

    c. Represents reversal of over-accrual for contractual obligation for ISP operations and additional amounts accrued for anticipated severance costs for the elimination of the legal department.

    The balance at June 30, 2002 includes $54,000 of lease payments for vacated office space scheduled for payment through September 2003. The remaining personnel costs and contractual obligations are expected to be completed by the end of the third quarter of fiscal 2003.

STOCKHOLDERS' EQUITY

    In April 2000, the Company issued 25,000 shares of common stock as a portion of the purchase price for the acquisition of Allegria Software, Inc ("Allegria"). The recipients of these shares were given the right to demand the Company to repurchase these shares at a price of $28.60 per share at the end of one year. In April 2001, each of the former owners exercised this right. The total repurchase price was $715,000. Agreements were reached with all parties to extend cash payment for this repurchase over a twelve-month period.

    One of the owners is holding the stock certificates for 13,000 shares until full payment is received for these shares. The total cash to be paid for this repurchase is $372,000, of which $128,000 was paid as of June 30, 2002.

FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at the period-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in operations and are not material to the first quarter of fiscal 2003 and the first quarter of fiscal 2002.

COMPREHENSIVE INCOME (LOSS)

    The Company applies the provisions of SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $976,000 and $1,242,000 for the quarter ended June 30, 2002 and 2001, respectively.

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

    The following table illustrates the computation of basic and diluted net loss per share (in thousands except per share amounts):

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                            -----------------------
                                                             2002           2001
                                                           ---------      ---------
Numerator:
Net loss & numerator for basic and diluted loss per
share                                                      $ (1,070)      $ (1,151)
                                                           =========      =========

Denominator:
Denominator for basic net loss per share - average
number of common shares outstanding during the period        17,286         16,877
Incremental common shares attributable to exercise of
outstanding options, warrants and other common stock
equivalents                                                      --             --
                                                           ---------      ---------
Denominator for diluted net loss per share                   17,286         16,877
                                                           =========      =========

Basic net loss per share                                   $  (0.06)      $  (0.07)
                                                           =========      =========
Diluted net loss per share                                 $  (0.06)      $  (0.07)
                                                           =========      =========

    Options, warrants and other common stock equivalents amounting to 737,000 and 608,000 potential common shares were excluded from the computation of diluted EPS for the quarters ended June 30, 2002 and 2001, respectively, because the Company reported net losses and, therefore, the effect would be antidilutive.

SEGMENT AND GEOGRAPHIC DATA

    The Company is an integrated information technology and services company operating in three primary business segments: 1) enterprise engineering and collaborative software solutions; 2) IT services; and 3) Web-based telecommunication and travel services.

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

    The Company applies the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources.

    The significant components of worldwide operations by reportable operating segment (in thousands) are:

                                                    THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                       2002            2001
                                                     --------        --------
                                                           (IN THOUSANDS)
NET REVENUE
    Engineering and collaborative software
      solutions                                      $ 1,871         $ 2,395
    IT services                                        1,414           3,348
    Web-based telecommunication and travel
      services                                         1,132           1,038

                                                     ========        ========
         Consolidated                                $ 4,417         $ 6,781
                                                     ========        ========

OPERATING (LOSS)/INCOME
    Engineering and collaborative software
      solutions                                      $(1,135)        $  (763)
    IT services                                          (67)            183
    Web-based telecommunication and travel
      services                                          (177)           (458)

                                                     ========        ========
         Consolidated                                $(1,379)        $(1,038)
                                                     ========        ========

    The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                      ------------------------
                                                        2002             2001
                                                      -------          -------
                                                           (IN THOUSANDS)
NET REVENUE
United States                                         $3,200           $5,718
The Americas (other than U.S.)                           107              120
Europe                                                   495              497
Asia-Pacific                                             615              446
                                                      -------          -------

         Consolidated                                 $4,417           $6,781
                                                      =======          =======

EXPORT SALES
United States                                         $  232           $  124
                                                      =======          =======

                                                     JUNE 30,          JUNE 30,
                                                       2002              2001
                                                     --------          --------
                                                           (IN THOUSANDS)
LONG-LIVED ASSETS
United States                                        $12,342           $14,105
Europe                                                   365               386
Asia-Pacific                                           1,360             2,570
                                                     --------          --------

         Consolidated                                $14,067           $17,061
                                                     ========          ========

CONTINGENCIES

    The Company is party to various litigation matters arising in the normal course of business. Management believes the resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    This Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains certain statements, which are not historical in nature and are intended to be, are hereby identified as forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include without limitation, statements relating to (i) anticipated trends in our financial condition and results of operations (including expected changes in our gross profit and SG&A expenses); (ii) our ability to finance our working capital requirements; (iii) our business strategy for expanding our presence in our business segments; and (iv) our ability to distinguish ourselves from our current and future competitors. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include, the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation,

o        our ability to transition into new lines of business as planned;
o our ability to become a leading integrated information technology and services company addressing the worldwide engineering and collaborative software market, the worldwide IT services market and the Web-based telecommunications and travel services market;
o our ability to successfully market and sell ASP services through our engineering portal;
o        market growth;
o        new competition;
o        competitive pricing;
o        new technologies;
o        our ability to successfully implement our future business plans;
o        our ability to return to profitability;
o        statements about our business strategy and our expansion strategy;
o        our ability to attract strategic partners, alliances and advertisers;
o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future;
o        our ability to hire and retain qualified personnel;
o        our ability to obtain capital, if required;
o        our ability to successfully implement our brand building campaign;
o        the risks of uncertainty of trademark protection;
o        our plans regarding our telephony infrastructure and service offerings;
o our beliefs regarding the demand for our products and our competitive advantages;
o        the negative impact of economic slowdowns and recessions;  and
o risks associated with existing and future government regulation to which we are subject.
o our belief that the resolution of various litigation matters arising in the normal course of business will not have a material adverse effect on our results of operations

    We do not undertake to update, revise or correct any forward-looking statements. When used in this report, the words "anticipate," "believe," "intends," "estimate," "plan," "could," "should," "would," and "expect" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report and in our other materials filed with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002 (and, in particular, in the "Risk Factors" section therein) that discuss our business in greater detail and that also disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

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

OVERVIEW

    We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are an integrated Internet technology and services company providing:

o Enterprise engineering and collaborative software solutions (including digital media and animation products and services) to businesses worldwide;

o        IT services; and

o        Web-based telecommunication and travel services

    We have been providing computer-aided engineering software solutions to our customers for over 20 years. For the past 18 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the U.S., further expanding our IT resources and capabilities. Our Internet portal services were started in 1999. In fiscal 2001, we refocused our Internet portal services to provide telecommunications and travel services. In fiscal 2001 we also began to offer our ASP services.

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

    In 1999, we acquired three IT services companies: R-Cube Technologies, Inc., NetGuru Systems, Inc. and NetGuru Consulting. We provide a full suite of IT consulting services to our customers from our IT services divisions in the Silicon Valley and the Boston area. We have built our IT services offerings around a proven set of proprietary software products and solutions. Our value-added IT services incorporate our eReview technology, providing a Web-based real-time collaboration/engineering solution for document review and markup. As a Total Solutions Provider, we provide our business-to-business clients with custom application solutions or integrate existing third party software solution stacks. Over the past 20 years we have built a global customer base of 20,000 loyal business clients that use our software products. We have provided IT services and software solutions to almost every vertical industry market with emphasis on engineering, aerospace, e-commerce, semiconductors, finance, education, insurance, manufacturing, distribution, retail, government, pharmaceuticals and healthcare. We are best positioned to provide mass customized IT services to high-end, high growth clients who are interested in delivering Web-based real-time collaboration for document review and markup technologies to the world markets.

    Our Internet solutions consist of long-distance communication services including call termination services and phone cards and travel services targeted towards certain niche markets. In August 2001, the Company entered into the global telephony wholesale market by providing communication services to and from global destinations to consumers, carriers and corporations. We offer communication service providers long distance call termination services globally through our gateway in the United States by traditional delivery methods such as international leased lines and satellite access.

CRITICAL ACCOUNTING POLICIES

    We have identified the following as accounting policies critical to our company: revenue recognition, capitalization of software development, allowances for accounts receivable, impairment of long-lived assets including goodwill, and deferred income taxes.

REVENUE RECOGNITION
-------------------

    We recognize revenue when it is realized or realizable and earned. Our revenues arise from the following segments: enterprise engineering and collaborative software solutions (including digital media and animation services); IT services; and Web-based telecommunication and travel services.

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

    We recognize revenues from Web-based telecommunication and travel services, net of purchase costs when the products and services are delivered and collectibility is probable. Revenues from certain phone card transactions are deferred and recognized on the basis of usage. Certain travel services, based on their nature, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT.

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

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

    Through March 3, 2002, we applied the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized was measured as the amount by which the carrying amount of the asset exceeded the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In August 2001, the FASB issued SFAS No. 144 ("SFAS 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS 144 in effective for fiscal years beginning after December 15, 2001. We have adopted SFAS 144 beginning April 1, 2002. The adoption of SFAS 144 does not have a material impact on our consolidated financial position or results of operations.

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

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                               --------------------------------
                                                                   2002            2001
                                                                   ----            ----

               Net revenues                                         100.0%            100.0%
               Cost of revenues                                      52.3              52.5
                                                               --------------    --------------

               Gross profit                                          47.7              47.5
                                                               --------------    --------------

               Selling, general and administrative expenses          59.2              45.9
               Research and development expenses                     10.6               7.2
               Amortization of goodwill                                -                4.9
               Depreciation and software amortization                 7.0               4.8
               Restructuring                                          2.1                -
                                                               --------------    --------------
                      Total operating expenses                       78.9              62.8

               Operating loss                                       (31.2)            (15.3)

               Interest expense, net                                  1.4               0.5
               Other income, net                                       -               (0.1)
                                                               --------------    --------------

               Loss before income taxes                             (32.6)            (15.7)
               Income tax benefit (expense)                           8.4              (1.3)
                                                               --------------    --------------

               Net loss                                             (24.2)%           (17.0)%
                                                               ==============    ==============

    NET REVENUES. Net revenues for the quarter ended June 30, 2002 decreased by $2,364,000 (34.9%) to $4,417,000, as compared to $6,781,000 for the quarter ended June 30, 2001. Our total revenues for the current period primarily consisted of revenues from (1) enterprise engineering and collaborative software solutions (including digital media products and animation services), (2) IT services, and (3) Web-based telecommunication and travel services.

    Net revenues from engineering and collaborative software solutions, increased as a percentage of total revenues to 42.4% in the first quarter of fiscal 2003 from 35.3% in the first quarter in fiscal 2002 primarily due to greater declines in other segments. In dollar terms, net revenues from engineering and collaborative software solutions were $1,871,000 in the first quarter of fiscal 2003 compared to $2,395,000 in the first quarter of fiscal 2002, a decrease of 21.9%. The decrease was partially due to reduced engineering software sales in North America and Europe and partially due to a decline in revenues in collaborative software offset by a slight increase in sales in Asia. Collaborative software revenues for the quarter ended June 30, 2002 decreased by $273,000 to $79,000 as compared to $352,000 for the same period in the prior year. We expect software sales from North America and Europe to remain flat and software sales from the Far East and Asia to improve during the remainder of the fiscal year.

    IT services net revenues represented 32.0% of total net revenues for the quarter ended June 30, 2002 compared to 49.4% for the quarter ended June 30, 2001. In dollar terms, IT services net revenues were $1,414,000 during the quarter ended June 30, 2002 compared to $3,348,000 in the same period in the prior year, a decrease of $1,934,000 or 57.8%. During the past year, the IT services industry was marked by a severe worldwide downturn. Our IT services business was negatively impacted by this downturn.

    Net revenues for our telecommunication and travel services segment increased as a percentage of total revenues to 25.6% in the first quarter of fiscal 2003 from 15.3% in the first quarter of fiscal 2002 due primarily to declines in other segments. In dollar terms, revenues from this segment were $1,132,000 during the first quarter of fiscal 2003 compared to $1,038,000 during the first quarter of fiscal 2002, an increase of $94,000 or 9.1%. This increase is due to an increase in revenues from call termination services, offset by a decrease in travel services and phone cards revenue.

    GROSS PROFIT. Gross profit as a percentage of net revenues increased slightly to 47.7% for the quarter ended June 30, 2002 compared to 47.5% for the quarter ended June 30, 2001. Historically, the gross profit percentage from the IT services segment has been lower than the gross profit percentage from the engineering and collaborative software solutions segment. IT service gross profit as a percentage of sales for the quarter ended June 30, 2002 decreased to 23.9% from 30.0% for the same period in the prior year as a result of the market slowdown for the IT industry. Gross profit percentage in the engineering and collaborative software solutions segment decreased to 86.7% in the first quarter of fiscal 2003 from 87.6% in the first quarter of fiscal 2002 due to slightly lower revenues from higher margin products within this segment. Gross profit as a percentage of sales from the telecommunication and travel services segment increased to 12.8% in the first quarter of fiscal 2003 from 11.9% in the first quarter of fiscal 2002. In dollar terms, total gross profit decreased by $1,119,000 (34.7%) to $2,105,000 in the first quarter of fiscal 2003 from $3,224,000 in the same period of the prior year. The decrease is mainly due to the decline in gross profit from the IT services business. In order to improve gross profits, we have enhanced our IT services offerings by incorporating our collaboration software tools. To a lesser extent, the decrease in gross profit from the travel services also contributed to the decline in total gross profit. Continuing threats in the worldwide political climate, competition from other online travel services and reductions in travel agency commissions due to pricing pressures, may impact the gross profit from our travel business in the near future.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $498,000 (16.0%) to $2,616,000 for the quarter ended June 30, 2002 as compared to $3,114,000 for the quarter ended June 30, 2001 primarily due to a decrease in sales commissions as well as due to our continuing emphasis on cost control.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. For the quarter ended June 30, 2002, R&D expenses decreased by $23,000 (4.7%) to $464,000 from $487,000 for the quarter ended June 30, 2001. The decrease in R & D expenses in fiscal 2003 is the result of our continuing efforts to control costs.

    DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and other amortization expenses (excluding goodwill amortization) decreased by $16,000 (4.9%) to $311,000 in the first quarter of fiscal 2003 from $327,000 in the first quarter of fiscal 2002 primarily due to the disposal of fixed assets in our European offices in the fourth quarter of fiscal 2002.

    RESTRUCTURING. In March 2001, we announced plans to restructure our operations. As a result of this restructuring plan, we recorded a restructuring charge of $2.4 million in the fourth quarter of fiscal 2001. The restructuring plan consisted of four major points: 1) refocused strategic direction of ISP initiatives; 2) refocused strategic direction of Internet portal initiatives; 3) consolidation of technical support activities; and 4) elimination of our in-house legal department. In the Internet portal business, we redirected our primary focus towards Web-based telecommunications and travel services. In March 2001, we closed our Boston technical support office as part of consolidating our technical support activities. Technical support activities previously offered from that office have been consolidated into the California facility. The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not filled. Legal services are being obtained, as needed, through our continuing external legal counsel. During the quarter ended June 30, 2002, we provided an additional $93,000 towards additional expenses from the restructuring plans announced in March 2001.

    INTEREST EXPENSE. Net interest for the quarter ended June 30, 2002 increased by $30,000 to $62,000 from $32,000 for the quarter ended June 30, 2001. The increase was primarily due to an increase in capital leases obligations, offset by a decrease in bank debt as compared to the same period in the prior year.

    INCOME TAXES. We recorded an income tax benefit of $369,000 in the first quarter of fiscal 2003 compared to net income tax expense of $89,000 in the first quarter of fiscal 2002. Due to our net operating loss position, we reversed tax liabilities recorded in prior periods that are no longer required, which resulted in a tax benefit in the first quarter of fiscal 2003. Tax expense in the first quarter of the prior year resulted from provisions for local and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Currently we finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances. We have used debt and equity financing when appropriate and practicable. Our principal sources of liquidity at June 30, 2002 consisted of $2,485,000 of cash and cash equivalents. Cash and cash equivalents decreased by $981,000 or 28.3% during the quarter ended June 30, 2002. The primary reasons for this decline were cash used in operations, capital expenditures, repayment of bank debt and payments toward capital lease obligations.

    Net cash used in operations was $790,000 in first quarter of fiscal 2003 compared to $453,000 in the first quarter of fiscal 2002. Net loss was the primary contributor to net cash used in both periods. Decrease in accrued expenses of $456,000, decrease in income tax payable of $199,000, decrease in deferred income taxes of $172,000 and decrease in deferred maintenance revenues of $140,000 contributed to the usage of cash in the first quarter of fiscal 2003. This was offset by cash provided by a decrease of $535,000 in prepaid expenses and other current assets, and a decrease of $361,000 in accounts receivable, net of bad debt expense. In the comparable quarter of the prior fiscal year, the primary reason for net cash used in operations was the net loss, offset largely by a decrease in accounts receivable balance of $1,094,000. Increases in prepaid expenses and other assets of $294,000, decrease in deferred maintenance revenue of $525,000, and decrease in accrued expenses of $437,000 were primary contributors to cash used in operations during the first quarter of the prior fiscal year.

    Net cash used in investing activities in the first quarter of fiscal 2003 consisted of capital expenditures of $88,000 compared to $167,000 and $67,000 of cash used to acquire companies during the same period in the prior fiscal year.

    In the first quarter of fiscal 2003, we used $146,000 in financing activities primarily to repay bank debt and to pay capital lease obligations. In the first quarter of the prior fiscal year, we used $239,000 primarily to repay bank debt, capital lease obligations and to repurchase common stock.

    We incurred net losses of $1,070,000 and $1,151,000 and have used cash in operations of $790,000 and $453,000 in first quarter of fiscal years 2003 and 2002, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services. We believe we will be able to generate cash from operations or through additional sources of debt and equity financing. We have continued our program to reduce costs and expenses. If adequate funds are not available, we may be required to delay, scale back, or eliminate our research and development programs and our marketing efforts or to obtain funds through arrangements with partners or others who may require us to relinquish rights to certain of our technologies or potential products or assets. Accordingly, the inability to obtain needed financing could adversely affect our business, financial condition and results of operations.

    The following table summarizes our contractual obligations and commercial commitments at June 30, 2002 (in thousand dollars):

                                        ---------------------------------------------------------------------
                                                                PAYMENTS DUE BY PERIOD
                                        ---------------------------------------------------------------------
                                                        LESS
                                                        -----
                                                        THAN 1
                                                        ------
     CONTRACTUAL OBLIGATIONS                 TOTAL       YEAR    1-3 YEARS     4-5 YEARS     AFTER 5 YEARS
     -----------------------                 -----       ----    ---------     ---------     -------------
     Long-Term Debt                            713        257         430             16           10

     Capital Lease Obligations               1,354        428         670            256           -

     Operating Leases                        4,428        579         811            672        2,366

                                        ---------------------------------------------------------------------
     Total Contractual Cash Obligations      6,495        1,264     1,911            944        2,376
                                        =====================================================================

                                         TOTAL AMOUNTS  LESS THAN 1
OTHER COMMERCIAL COMMITMENTS               COMMITTED       YEAR      1-3 YEARS     4-5 YEARS  OVER 5 YEARS
----------------------------               ---------       ----      ---------     ---------  ------------
Letter of Credit                             55              55            -            -            -

                                        ----------------------------------------------------------------------
Total Commercial Commitments                 55              55            -            -            -
                                        ======================================================================

    Subsequent to the quarter ended June 30, 2002, one of our major shareholders executed a letter of commitment to provide us with a revolving line of credit expiring March 31, 2003, in the amount of $500,000.

    Although we expect our existing cash and cash equivalent balances to decline further during the next twelve months, as described in the first paragraph of this section, we believe that our current cash and cash equivalents balances along with the line of credit mentioned above will be sufficient to meet our working capital needs at currently anticipated levels through March 31, 2003. We have made, and will continue to make budget cuts to maintain adequate capital reserves. However, if we are unable to execute our operational plan for the next twelve months, we may be required to raise additional funds through public or private equity or debt financing. We cannot be certain that additional financing will be available, if needed, or, if available, will be on terms satisfactory to us.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, BUSINESS COMBINATIONS, (SFAS No.
141) and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 also requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. In addition, SFAS No. 142 includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill, reassessment of the useful lives of recognized intangibles and testing for impairment of those intangibles.

    We adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 became effective for us on April 1, 2002. Upon adoption of SFAS No. 142, we evaluated our existing intangible assets and goodwill that were acquired in purchase business combinations and made the necessary reclassifications in order to conform to the new classification criteria in SFAS No. 141 for recognition separate from goodwill. We also re-assessed the useful lives and residual values of all intangible assets acquired, and made the necessary amortization period adjustments at the end of the quarter ended June 30, 2002, the end of the first interim period after adoption. Intangible assets identified as having an indefinite useful life were required to be tested for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. We did not have an impairment loss required to be recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the SFAS No. 142 transitional goodwill impairment evaluation, the Statement requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2002. We have until October 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, and an indication exists that the reporting unit goodwill may be impaired, we must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than March 31, 2003, the end of the year of adoption. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

    As of June 30, 2002, we had unamortized goodwill in the amount of $9,105,000, all of which will be subject to the transition provisions of SFAS No. 142. No amortization expense was recorded during the three month period ended June 30, 2002. We will continue to assess for impairment at each reporting date or at any time we become aware of factors or circumstances that would warrant the assessment for impairment, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principles.

    The following table reconciles previously reported net income (loss) as if the provisions of SFAS No. 142 were in effect in fiscal year 2002 (in thousands except per share amounts):

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                    ---------------------------
                                                           2002            2001
                                                           ----            ----

    Reported net loss                               $    (1,070)   $    (1,151)
    Add back:  Goodwill amortization, net of taxes            -            198
                                                    ------------   ------------

    Adjusted net loss                               $    (1,070)   $      (953)
                                                    ------------   ------------

    Reported basic and diluted loss per common
     share                                          $     (0.06)   $     (0.07)
    Add back: Goodwill amortization, net of taxes             -           0.01

    Adjusted basic and diluted loss per common
     share                                          $     (0.06)   $     (0.06)

    In June 2001, the FASB issued SFAS No. 143 ("SFAS 143"), ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our consolidated financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144 ("SFAS 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We have adopted SFAS 144 beginning April 1, 2002. The adoption of SFAS 144 does not have a material impact on our consolidated financial position or results of operations.

    In April 2002, the FASB issued SFAS No. 145, RESCISSION OF THE FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. We do not expect the adoption of SFAS No. 145 to have a material impact on our consolidated financial position or results of operations.

    In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, we cannot determined the potential effects that adoption of SFAS No. 146 will have on our consolidated financial statements.

PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             None

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

             None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             During the quarter ended June 30, 2002, no matters were submitted for vote to our common stockholders.

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 99-1: Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                     On April 16,2002, the Company filed a current report on Form 8-K announcing the appointment of Bruce K. Nelson to the office of Chief Financial Officer.

                     On August 13, 2002, the Company filed a current report on Form 8-K announcing a scheduled conference call and clarifying the Company's acquisition, merger, public offering or similar activities in India.

SIGNATURE
---------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2002

                                          NETGURU, INC.

                                          By: /S/ BRUCE K. NELSON
                                              -------------------
                                              Bruce K. Nelson
                                              Chief Financial Officer (principal
                                              financial and accounting officer)

                                  Exhibit Index
                                  -------------

Exhibit 99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.