Form 10QSB
period 2002-09-30
NETGURU INC
filed 2002-11-14
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 17,405,150 on November 8, 2002.

Transitional Small Business disclosure Format (Check one):  Yes  [ ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE
Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations for the three and six month periods ended September 30, 2002 and 2001(unaudited ).....3

           Condensed Consolidated Balance Sheets as of
           September 30, 2002 (unaudited) and March 31, 2002...................4

           Condensed Consolidated Statements of Cash Flows for the
           six month periods ended September 30, 2002 and 2001 (unaudited).....5

           Notes to Condensed Consolidated Financial Statements (unaudited)....7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................14

Item 3.    Controls and Procedures............................................25

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings..................................................26

Item 2.    Changes in Securities and Use of Proceeds..........................26

Item 3.    Defaults Upon Senior Securities....................................26

Item 4.    Submission of Matters to a Vote of Security Holders................26

Item 5.    Other Information..................................................26

Item 6.    Exhibits and Reports on Form 8-K...................................26

Signatures....................................................................27

Certifications of Principal Executive Officer and Principal Financial Officer.28

Exhibits Filed with this Report on Form 10-QSB................................30


PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                              (In thousands, except share and per share amounts)

                                                               THREE MONTHS      THREE MONTHS       SIX MONTHS       SIX MONTHS
                                                                   ENDED             ENDED             ENDED             ENDED
                                                               SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                   2002              2001               2002             2001
                                                               -------------     -------------     -------------     -------------
Net revenues:
    Engineering and collaborative software solutions           $      2,390      $      2,106      $      4,261      $      4,501
    IT services                                                       1,369             2,724             2,783             6,072
    Web-based telecommunication and travel services                   1,984             1,474             3,116             2,512
                                                               -------------     -------------     -------------     -------------

             Total net revenues                                       5,743             6,304            10,160            13,085

Cost of revenues:
    Engineering and collaborative software solutions                    244               144               493               442
    IT services                                                       1,024             2,019             2,100             4,365
    Web-based telecommunication and travel services                   1,860             1,318             2,847             2,231
                                                               -------------     -------------     -------------     -------------

             Total cost of revenues                                   3,128             3,481             5,440             7,038

                                                               -------------     -------------     -------------     -------------
             Gross profit                                             2,615             2,823             4,720             6,047
                                                               -------------     -------------     -------------     -------------

Operating expenses:
    Selling, general and administrative                               2,841             3,001             5,457             6,115
    Research and development                                            547               481             1,011               968
    Amortization of goodwill                                             --               282                --               616
    Depreciation and other amortization                                 273               355               584               682
    Impairment charge                                                    67                --                67                --
    Restructuring                                                        11                --               104                --
                                                               -------------     -------------     -------------     -------------
             Total operating expenses                                 3,739             4,119             7,223             8,381
                                                               -------------     -------------     -------------     -------------

             Operating loss                                          (1,124)           (1,296)           (2,503)           (2,334)
                                                               -------------     -------------     -------------     -------------
Other expense (income):
    Interest, net                                                        54                41               116                72
    Other                                                                (4)               (1)               (6)               (8)
                                                               -------------     -------------     -------------     -------------
             Total other expense                                         50                40               110                64
                                                               -------------     -------------     -------------     -------------

Loss before income taxes                                             (1,174)           (1,336)           (2,613)           (2,398)
Income tax (benefit) expense                                             68                48              (301)              137
                                                               -------------     -------------     -------------     -------------

             Net loss                                          $     (1,242)     $     (1,384)     $     (2,312)     $     (2,535)
                                                               =============     =============     =============     =============

Net loss per common share:
         Basic                                                 $      (0.07)            (0.08)            (0.13)            (0.15)
                                                               =============     =============     =============     =============
         Diluted                                               $      (0.07)            (0.08)            (0.13)            (0.15)
                                                               =============     =============     =============     =============

Common shares used in computing net loss per common share:
         Basic                                                   17,326,965        16,920,848        17,306,583        16,989,116
                                                               =============     =============     =============     =============
         Diluted                                                 17,326,965        16,920,848        17,306,583        16,989,116
                                                               =============     =============     =============     =============

See accompanying notes to condensed consolidated financial statements.


                                   NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share and per share amounts)

                                                                                      SEPTEMBER 30,   MARCH 31,
                                                                                          2002          2002
                                                                                        ---------     ---------
                                                                                       (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                           $  2,065      $  3,466
    Accounts receivable (net of allowance for doubtful accounts of $1,017 and $981,
       as of September 30, 2002 and March 31, 2002, respectively)                          2,565         3,325
    Income tax receivable                                                                      5           305
    Notes and related party loans receivable                                                 158           269
    Prepaid expenses and other current assets                                                981         1,543
                                                                                        ---------     ---------

             Total current assets                                                          5,774         8,908

Property, plant and equipment, net                                                         3,843         4,169
Goodwill and intangible assets (net of accumulated amortization of $4,438 as of
    September 30, 2002 and March 31, 2002)                                                 9,105         9,105
Other assets                                                                                 759           884
                                                                                        ---------     ---------
                                                                                        $ 19,481      $ 23,066
                                                                                        =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt                                              $    262      $    259
    Current portion of capital lease obligations                                             431           417
    Accounts payable                                                                         902         1,012
    Accrued expenses                                                                         734         1,082
    Income taxes payable                                                                      24           196
    Deferred maintenance revenue                                                           1,383         1,760
    Deferred income taxes                                                                     --            60
    Other liabilities                                                                        176           199
    Accrued restructuring costs                                                               67           157
                                                                                        ---------     ---------

             Total current liabilities                                                     3,979         5,142

Long-term bank debt, net of current portion                                                  389           567
Capital lease obligations, net of current portion                                            821         1,027
Deferred income taxes, non-current                                                            --           112
Deferred gain on sale-leaseback                                                              863           887
                                                                                        ---------     ---------

             Total liabilities                                                             6,052         7,735
                                                                                        ---------     ---------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares issued
       and outstanding)                                                                       --            --
    Common stock, par value $.01; authorized 150,000,000 shares; issued and outstanding 17,405,150 and 17,265,850 shares (net of 10,965 treasury shares)
       as of September 30, 2002 and March 31, 2002, respectively                             174           173
    Additional paid-in capital                                                            33,343        33,057
    Accumulated deficit                                                                  (19,117)      (16,805)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                                  (971)       (1,094)
                                                                                        ---------     ---------

             Total stockholders' equity                                                   13,429        15,331
                                                                                        ---------     ---------
                                                                                        $ 19,481      $ 23,066
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


                                        NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                (In thousands)

                                                                                       SIX MONTHS          SIX MONTHS
                                                                                          ENDED               ENDED
                                                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                                                           2002                2001
                                                                                       ------------        ------------
Cash flows from operating activities:
    Net loss                                                                           $    (2,312)        $    (2,535)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                         707               1,307
         Bad debt expense                                                                       68                  --
         Deferred income taxes                                                                (172)                 (7)
         Compensation expense recognized on issuance of stock options                           (4)                 64
         Restructuring                                                                         104                  --
         Impairment charge                                                                      67                  --
         Expense recognized on issuance of stock                                               236                  --
         Loss on disposal of property                                                            3                  --
         Changes in operating assets and liabilities (net of acquisitions):
            Accounts receivable                                                                779               1,063
            Notes and related party loans receivable                                           112                  (2)
            Income tax receivable                                                              300                  --
            Prepaid expenses and other current assets                                          575                (519)
            Other assets                                                                       (54)                (38)
            Accounts payable                                                                  (123)                (57)
            Accrued expenses                                                                  (353)               (460)
            Income taxes payable                                                              (174)                 84
            Accrued restructuring costs                                                       (195)                 --
            Other current liabilities                                                          (47)                (30)
            Deferred maintenance revenue                                                      (416)               (689)
            Deferred gain on sale-leaseback                                                    (35)                (35)
                                                                                       ------------        ------------

                     Net cash used in operating activities                                    (934)             (1,854)
                                                                                       ------------        ------------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                                 (203)               (712)
    Payments to acquire companies, net of cash acquired                                         --                 (69)
                                                                                       ------------        ------------

                     Net cash used in investing activities                                    (203)               (781)
                                                                                       ------------        ------------
Cash flows from financing activities:
    Proceeds from issuance of bank debt                                                          1                  41
    Repayment of bank debt                                                                    (132)               (273)
    Repayment of capital lease obligations                                                    (208)                (68)
    Issuance of common stock                                                                    55                  27
    Repurchase common stock                                                                     --                (140)
                                                                                       ------------        ------------

                     Net cash used in financing activities                                    (284)               (413)
                                                                                       ------------        ------------

    Effect of exchange rate changes on cash and cash equivalents                                20                 (64)
                                                                                       ------------        ------------

                     Decrease in cash and cash equivalents                                  (1,401)             (3,112)

Cash and cash equivalents, beginning of period                                               3,466               7,958
                                                                                       ------------        ------------

Cash and cash equivalents, end of period                                               $     2,065         $     4,846
                                                                                       ============        ============
                                                  (Continued)

                                                      5






                                        NETGURU, INC. AND SUBSIDIARIES

                               Consolidated Statements of Cash Flows (Continued)
                                                  (Unaudited)
                                                (In thousands)

                                                                                       SIX MONTHS          SIX MONTHS
                                                                                          ENDED               ENDED
                                                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                                                           2002                2001
                                                                                       ------------        ------------
Supplemental disclosure of cash flow information:
    Amounts paid for:
           Interest                                                                    $       133         $       128
                                                                                       ============        ============
           Income taxes                                                                $        25         $        32
                                                                                       ============        ============

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment under capital leases                                          $        28         $         -
                                                                                       ============        ============

See accompanying notes to condensed consolidated financial statements.


                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of netGuru, Inc. and its wholly owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         These condensed consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2002 and the results of operations and the cash flows for the three and six months ended September 30, 2002 and 2001, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending March 31, 2003.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash or a contractual obligation that conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At September 30, 2002, management believes the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company also believes that the carrying amounts of its long-term debt and capital lease obligations approximate their fair value as the interest rates approximate a rate that the Company could obtain under similar terms at the balance sheet date.

SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

         The Company capitalizes costs related to the development of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. As of September 30, 2002, capitalized costs of approximately $521,000, net of accumulated amortization, were included in other assets. Approximately $285,000 of this amount represents software developed in-house and $236,000 represents the cost of software developed on the Company's behalf by third parties. Additions to capitalized software were $28,000 and $208,000 during the six months ended September 30, 2002 and 2001, respectively.

         The Company amortizes capitalized software development costs and purchased technology using the straight-line method over three to five years, or the ratio of actual sales to anticipated sales, whichever is greater. During the quarter ended September 30, 2002, the Company wrote off capitalized software development costs amounting to approximately $67,000, since revenues-to-date and forecasted revenues from these assets did not support the carrying value of the recorded amounts. Amortization of software development costs and purchased technology charged to operations was approximately $69,000 and $50,000 for the quarter ended September 30, 2002 and 2001 respectively and $112,000 and $104,000 for the six months ended September 30, 2002 and 2001 respectively. Accumulated amortization on capitalized software was $444,000 and $525,000 as of September 30, 2002 and 2001, respectively.

REVENUE RECOGNITION

         The Company recognizes revenue when it is realized or realizable and earned. The Company's revenues arise from the following segments: enterprise engineering and collaborative software solutions (including digital media products and services); information technology ("IT") services; and Web-based telecommunication and travel services.

         Revenue from software sales is recognized upon shipment, provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. The Company's software sales do not provide a specific right of return. At the time of sale, the Company typically provides a 15-day warranty on the purchase of the product. Customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months. Revenues from digital media and animation services are recognized upon achievement of certain pre-determined milestones.

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

         Revenues from Web-based telecommunication and travel services, are predominantly recognized net of purchase costs when the products and services are delivered and collectibility is probable. Revenues from certain phone card transactions are deferred and recognized on the basis of usage. Revenues from call termination services are recognized when the services are completed and the cost of these services is recognized when incurred. Certain travel services, based on their nature, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT.

RECLASSIFICATIONS

         Certain reclassifications have been made to the fiscal 2002 condensed consolidated financial statements to conform to the fiscal 2003 presentation.

PROVISION FOR RESTRUCTURING OPERATIONS

         In March 2001, the Company announced plans to restructure its operations. As a result of this restructuring plan, the Company recorded a restructuring charge of $2.4 million. The restructuring plan consisted of four major points: 1) refocused strategic direction of Internet service provider ("ISP") initiatives; 2) refocused strategic direction of Internet portal initiatives; 3) consolidation of the Company's technical support activities; and
4) elimination of the Company's in-house legal department. In the Internet portal business, the Company redirected its primary focus toward the telephony and travel services offered through the portal. With regard to the Company's ISP initiatives in India, the Company redirected its primary focus toward the communication and connectivity services targeted at the corporate market.


         Activity relating to the restructuring charge is as follows (in thousands):

                                                   REFOCUS OF
                               REFOCUS OF            PORTAL         CONSOLIDATION OF     ELIMINATION OF
                             ISP OPERATIONS        OPERATIONS      TECHNICAL SUPPORT    LEGAL DEPARTMENT         TOTAL
                             ---------------     ---------------  ------------------    -----------------     -----------
March 31, 2000                       --                  --                  --                  --                  --

Restructuring charge            $ 1,998             $   194             $   166                  42             $ 2,400

Cash payments                    (1,897)               (194)                 --                  --              (2,091)
                                --------            --------            --------            --------            --------

March 31, 2001                  $   101             $    --             $   166                  42             $   309
                                --------            --------            --------            --------            --------

Cash payments                        --                 (67)                (58)                (52)               (177)

Adjustments                         (67)                 67                 (16)                 41                  25
                                --------    a       --------    a       --------    b        --------   b        --------

March 31, 2002                  $    34             $    --             $    92             $    31             $   157
                                --------            --------            --------            --------            --------

Cash payments                        --                  --                 (55)               (139)               (194)

Adjustments                         (34)     c           --                  30     c           108     c           104
                                --------            --------            --------            --------            --------

September 30, 2002              $    --             $    --             $    67             $    --             $    67
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

         c. Represents reversal of over-accrual for contractual obligation for ISP operations and additional amounts accrued for severance costs for the elimination of the legal department and the consolidation of technical support.

         The balance at September 30, 2002 includes $42,000 of lease payments for vacated office space scheduled for payment through September 2003. The remaining personnel costs and contractual obligations are expected to be paid by the end of fiscal 2003.

STOCKHOLDERS' EQUITY

         In April 2000, the Company issued 25,000 shares of common stock as a portion of the purchase price for the acquisition of Allegria Software, Inc ("Allegria"). The recipients of these shares were given the right to demand the Company to repurchase these shares at a price of $28.60 per share at the end of one year. In April 2001, each of the three former owners exercised this right. The total repurchase price was $715,000. Agreements were reached with the former owners to extend the cash payment for this repurchase over a period of twelve months.

         As of September 30, 2002, the Company had paid $163,000 to one of the former owners for the repurchase of 6,000 shares. The remaining $9,000 is to be paid by November 30, 2002, and has been accrued under "accrued expenses." The repurchase of 6,000 shares from another former owner was settled for a total of $100,000, and the entire amount was paid as of September 30, 2002.

         The owner of the remaining 13,000 shares is holding the stock certificates until full payment is received for these shares. The total cash to be paid for this repurchase was $372,000, of which $128,000 has been paid as of September 30, 2002.

FOREIGN CURRENCY TRANSLATION

         The financial position and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at the period-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in operations and are not material to the three and six month periods ended September 30, 2002 and 2001.

COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $1,213,000 and $1,398,000 for the three months ended September 30, 2002 and 2001, respectively, and was $2,189,000 and $2,640,000 for the six months ended September 30, 2002 and 2001 respectively.

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

      The following table illustrates the computation of basic and diluted net loss per share (in thousands except per share amounts):

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                    ----------------------      ----------------------
                                                      2002          2001          2002          2001
                                                    --------------------------------------------------
Numerator:
Net loss                                             (1,242)       (1,384)       (2,312)       (2,535)
                                                    --------------------------------------------------
Numerator for basic and diluted loss per share       (1,242)       (1,384)       (2,312)       (2,535)
                                                    ==================================================

Denominator:
Denominator for basic net loss per share -
average number of common shares outstanding
during the period                                    17,327        16,921        17,307        16,989
Incremental common shares attributable to
exercise of outstanding options, warrants and
other common stock equivalents                           --            --            --            --
                                                    --------------------------------------------------
Denominator for diluted net loss per share           17,327        16,921        17,307        16,989
                                                    ==================================================

Basic net loss per share                            $ (0.07)      $ (0.08)      $ (0.13)      $ (0.15)
                                                    ==================================================
Diluted net loss per share                          $ (0.07)      $ (0.08)      $ (0.13)      $ (0.15)
                                                    ==================================================

         Options, warrants and other common stock equivalents amounting to 493,000 and 614,000 potential common shares for the three and six month periods ended September 30, 2002 respectively and 455,000 and 538,000 potential common shares for the three and six month periods ended September 30, 2001, respectively were excluded from the computation of diluted EPS for the periods presented because the Company reported net losses and, therefore, the effect would be antidilutive.

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

         The significant components of worldwide operations by reportable operating segment (in thousands of dollars) are:

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                            ------------------------      ------------------------
                                              2002            2001           2002          2001
                                            ---------      ---------      ---------      ---------
                NET REVENUE
Engineering and collaborative software
   solutions                                $  2,390       $  2,106       $  4,261       $  4,501
IT services                                    1,369          2,724          2,783          6,072
Web-based telecommunication and travel
   services                                    1,984          1,474          3,116          2,512
                                            ---------      ---------      ---------      ---------
       Consolidated                         $  5,743       $  6,304       $ 10,160       $ 13,085
                                            =========      =========      =========      =========

      OPERATING (LOSS)/INCOME
Engineering and collaborative software
   solutions                                $   (767)      $ (1,014)      $ (1,884)      $ (1,916)
IT services                                      (76)           (24)          (161)           158
Web-based telecommunication and travel
   services                                     (281)          (258)          (458)          (576)
                                            ---------      ---------      ---------      ---------
       Consolidated                         $ (1,124)      $ (1,296)      $ (2,503)      $ (2,334)
                                            =========      =========      =========      =========

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                    ----------------------    ---------------------
                                      2002         2001         2002          2001
                                    --------     --------     --------     --------
                NET REVENUE
United States                       $ 4,073      $ 5,104      $ 7,273      $10,822
The Americas (other than U.S.)          223           82          330          202
Europe                                  614          541        1,109        1,038
Asia-Pacific                            833          577        1,448        1,023
                                    --------     --------     --------     --------

           Consolidated             $ 5,743      $ 6,304      $10,160      $13,085
                                    ========     ========     ========     ========

                EXPORT SALES
United States                       $   444      $    97      $   676      $   221
                                    ========     ========     ========     ========

                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                 2002               2001
                                               --------           --------
                                                     (IN THOUSANDS)
LONG-LIVED ASSETS
United States                                  $12,033            $13,366
Europe                                             350                366
Asia-Pacific                                     1,324              2,441
                                               --------           --------

           Consolidated                        $13,707            $16,173
                                               ========           ========

CONTINGENCIES

         The Company is party to various litigation matters arising in the normal course of business. Management believes the resolution of these matters will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains certain statements, which are not historical in nature and are intended to be, are hereby identified as forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements relating to:
(i) anticipated trends in our financial condition and results of operations;
(ii) our ability to finance our working capital requirements; (iii) our business strategy for expanding our presence in our business segments; and (iv) our ability to distinguish ourselves from our current and future competitors. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include, the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation,

o our ability to become a leading integrated information technology and services company addressing the worldwide engineering and collaborative software market, the worldwide IT services market and the Web-based telecommunications and travel services market;
o our ability to successfully market and sell ASP services through our engineering portal;
o        market growth;
o        new competition;
o        competitive pricing;
o        new technologies;
o our ability to implement our future business plans successfully (including expansion strategies);
o        our ability to return to profitability;
o        our ability to attract strategic partners and alliances;
o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future;
o        our ability to hire and retain qualified personnel;
o        our ability to obtain capital, if required;
o        our ability to implement our brand building campaign successfully;
o        the risks of uncertainty of trademark protection;
o        our plans regarding our telephony infrastructure and service offerings;
o our beliefs regarding the demand for our products and our competitive advantages;
o        the negative impact of economic slowdowns and recessions;
o risks associated with existing and future government regulations to which we are subject; and
o our belief that the resolution of various litigation matters arising in the normal course of business will not adversely affect our results of operations, financial condition or liquidity.

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

OVERVIEW

         We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are an integrated information technology and services company providing:

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

         Bechtel Corporation                 British Telecom
         Exxon Corporation                   Fluor Daniel, Inc.
         General Dynamics                    Jet Propulsion Laboratories
         NASA                                Rocketdyne
         Siemens AG                          Toyo Engineering

         In April 2000, we acquired Allegria Software, Inc., a developer of Web-based document management and collaborative tools for engineers and manufacturers, and added their e-Review and ForReview collaboration products to our offerings. Some of our eReview customers are:

         Agilent Technologies                Astley-Gilbert
         Case New Holland                    CADopia, LLC
         Constructware                       Ebuild
         Engineered Software                 LG Engineering & Construction Corp.
         Integrated Technical Software       MatrixOne
         Paxonix                             RISA Technologies
         (SRAC)/Dassault Systems             Structural Research Analysis Corp.
         Tekla, Inc.

         We provide a full suite of IT consulting services to our customers from our IT services divisions in the Silicon Valley and the Boston area. We have built our IT services offerings around a proven set of proprietary software products and solutions. Our value-added IT services incorporate our eReview technology, providing a Web-based real-time collaboration/engineering solution for document review and markup. As a Total Solutions Provider, we provide our business-to-business clients with custom application solutions or integrate existing third party software solution stacks. Over the past 20 years we have built a global customer base of 20,000 loyal business clients that use our software products. We have provided IT services and software solutions to almost every vertical industry market with emphasis on engineering, aerospace, e-commerce, semiconductors, finance, education, insurance, manufacturing, distribution, retail, government, pharmaceuticals and healthcare. We are well positioned to provide mass customized IT services to high-end, high growth clients who are interested in delivering Web-based real-time collaboration for document review and markup technologies to the world markets.

         Our Internet solutions consist of long-distance communication services including call termination services and phone cards and travel services targeted towards certain niche markets. In August 2001, we entered the global telephony wholesale market by providing communication services to and from global destinations to consumers, carriers and corporations. We offer communication service providers long distance call termination services globally through our gateway in the United States by traditional delivery methods such as international leased lines and satellite access.

CRITICAL ACCOUNTING POLICIES

         We have identified the following as accounting policies critical to our company: revenue recognition, capitalization of software development, allowances for accounts receivable, impairment of long-lived assets including goodwill, and deferred income taxes.

      REVENUE RECOGNITION
      -------------------

         We recognize revenue when it is realized or realizable and earned. Our revenues arise from the following segments: enterprise engineering and collaborative software solutions (including digital media products and animation services); IT services; and Web-based telecommunication and travel services.

         Revenue from software sales is recognized upon shipment, provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. Our software sales do not provide a specific right of return. At the time of sale, we typically provide a 15-day warranty on the purchase of the product. Customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months. Revenues from digital media and animation services are recognized upon achievement of certain pre-determined milestones.

         Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION, as amended, generally requires revenue earned on software transactions involving multiple elements to be allocated to each element based on the relative fair value of the elements. The fee for a multiple-element transaction is allocated to each element of the transaction, such as maintenance and support services, based on the relative fair values of the elements. We determine the fair value of each element in multi-element transactions based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the transaction fee is recognized as revenue.

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

         We amortize capitalized software development costs and purchased technology using the straight-line method over three to five years, or the ratio of actual sales to anticipated sales, whichever is greater. We periodically review the resulting net book value of the capitalized software asset for recoverability based on estimated future revenues from products based on that particular technology. When significant uncertainties exist with respect to the recoverability of the capitalized cost of the asset, we write the cost of the asset down to its potential recoverable value.

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

      IMPAIRMENT OF LONG-LIVED ASSETS
      -------------------------------

         Through March 31, 2002, we applied the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the asset was considered to be impaired, the impairment to be recognized was measured as the amount by which the carrying amount of the asset exceeded the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In August 2001, the FASB issued SFAS No. 144 ("SFAS 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Bulletin ("APB") No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We have adopted SFAS 144 beginning April 1, 2002. The adoption of SFAS 144 did not have a material impact on our consolidated financial position or results of operations.

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

      RESULTS OF OPERATIONS
      ---------------------

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                  ----------------------    ----------------------
                                                     2002         2001         2002         2001
                                                  ---------    ---------    ---------    ---------
Net revenues                                        100.0%       100.0%       100.0%       100.0%
Cost of revenues                                     54.5         55.2         53.6         53.8
                                                  ---------    ---------    ---------    ---------

Gross profit                                         45.5         44.8         46.4         46.2
                                                  ---------    ---------    ---------    ---------

Selling, general and administrative expenses         49.5         47.6         53.7         46.7
Research and development expenses                     9.5          7.6         10.0          7.4
Amortization of goodwill                             --            4.5         --            4.7
Depreciation and software amortization                4.7          5.6          5.7          5.2
Impairment charge                                     1.2         --            0.7         --
Restructuring                                         0.2         --            1.0         --
                                                  ---------    ---------    ---------    ---------
       Total operating expenses                      65.1         65.3         71.1         64.0

Operating loss                                      (19.6)       (20.5)       (24.7)       (17.8)

Interest (income) expense, net                        0.9          0.7          1.1          0.6
Other (income) expense, net                          (0.1)        --           (0.1)        (0.1)
                                                  ---------    ---------    ---------    ---------

Loss before income taxes                            (20.4)       (21.2)       (25.7)       (18.3)
Income tax expense (benefit)                          1.2          0.8         (3.0)         1.1
                                                  ---------    ---------    ---------    ---------

Net loss                                            (21.6)%      (22.0)%      (22.7)%      (19.4)%
                                                  =========    =========    =========    =========

         NET REVENUES. Net revenues for the quarter ended September 30, 2002 decreased by $561,000 (8.9%) to $5,743,000, from $6,304,000 for the quarter ended September 30, 2001. For the six months ended September 30, 2002 net revenues declined $2,925,000 (22.4%) from $13,085,000 to $10,160,000. Our revenues consisted primarily of revenues from (1) enterprise engineering and collaborative software solutions (including digital media products and animation services), (2) IT services, and (3) Web-based telecommunication and travel services. The overall declines in our net revenues for the three and six months ended September 30, 2002, primarily resulted from the decline in net revenues of our IT services segment, which was partially offset by increases of our net revenues for our engineering and collaborative software solutions segment during the three months ended September 30, 2002 and increases of our net revenues for Web-based telecommunication and travel service segment during the three and six months ended September 30, 2002.

         Net revenues from engineering and collaborative software solutions increased during the three months ended September 30, 2002 compared to the same period in the prior year, but declined during the six months ended September 30, 2002 compared to the same period in the prior year. Most of the increase in net revenues during the three months ended September 30, 2002, was due to an increase in sales volume of collaborative software. As a percentage of total net revenues, net revenues from engineering and collaborative software solutions increased to 41.9% in the first half of fiscal 2003 from 34.4% in the first half of the prior fiscal year primarily due to greater declines in our IT services segment. In dollar terms, net revenues from engineering and collaborative software solutions were $4,261,000 in the first half of fiscal 2003 compared to $4,501,000 in the first half of fiscal 2002, a decrease of 5.3%. The decrease was mostly due to a $351,000 decrease in engineering software sales in North America and a $29,000 decrease in Europe offset by a $140,000 increase in Asia.

         Historically, our engineering software sales have improved during the second half of each fiscal year. We anticipate this trend to continue in the current fiscal year. Additionally, we anticipate improvements in engineering software sales as a result of our efforts to refocus our sales initiatives and to re-engage our international distributors as well as due to improvements in the Asian economy. We also anticipate that net revenues from collaborative software sales will improve during the remainder of the current fiscal year due in part to certain agreements and strategic relationships that have come to fruition during the six months ended September 30, 2002. However, we cannot assure you that revenues from engineering and collaborative software will not decline during the remainder of the fiscal year due to unanticipated factors or events.

         IT services net revenues declined during both the three and six month periods ended September 30, 2002 as compared to the same periods in the prior fiscal year. IT services net revenues represented 23.8% and 27.4% of total net revenues for the three and six month periods ended September 30, 2002, respectively, compared to 43.2% and 46.4% for the comparable periods in the prior fiscal year. In dollar terms, IT services net revenues were $1,369,000 and $2,783,000 during the three and six month periods ended September 30, 2002, respectively, compared to $2,724,000 and $6,072,000 during the comparable periods in the prior fiscal year, a decrease of 49.8% and 54.2%, respectively. During the past year and a half, the IT services industry has been marked by a severe worldwide downturn, which in turn negatively impacted our IT services business. We do not anticipate significant recovery to occur in the IT services segment during the remainder of the current fiscal year.

         Net revenues for our telecommunication and travel services segment increased as a percentage of total net revenues to 34.5% in the three months ended September 30, 2002 from 23.4% during the same period in the prior year and to 30.7% in the first half of fiscal 2003 from 19.2% during the same period in the prior year primarily due to declines in our IT services segment. In dollar terms, net revenues from this segment were $1,984,000 and 3,116,000 during the three and six months ended September 30, 2002 as compared to $1,474,000 and $2,512,000 during the same periods in the prior fiscal year, representing increases of $510,000 (34.6%) and $604,000 (24.1%) for the three and six months ended September 30, 2002 as compared to the same periods in the prior fiscal year. These increases were due to $821,000 and $1,185,000 increases in net revenues from call termination services during the three and six months ended September 30, 2002, respectively, as compared to the same periods in the prior year, offset by decreases in travel services and phone cards revenue. The ramp-up of the call termination services did not start until the beginning of the current fiscal year. The increase in net revenues from call termination services during the three and six months ended September 30, 2002 is the result of comparison to the same periods in the prior year when the call-termination services were being started and no ramp-up had taken place. Although telecommunications services revenues increased during the three and six month periods ended September 30, 2002, compared to the same periods in the prior year, the recent turmoil in the telecommunications industry has increased the uncertainty of the viability of smaller service providers, some of whom are our customers. As a result, we anticipate that during the remainder of the current fiscal year, net revenues from telecommunications services will not improve from current levels. Travel services net revenues decreased $312,000 and $217,000 during the three and six month periods ended September 30, 2002, due to competition from other online travel services and reductions in travel agency commissions. We do not anticipate that net revenues from travel services will improve from current levels during the remainder of the current fiscal year.

         GROSS PROFIT. Gross profit as a percentage of net revenues increased slightly to 46.5% for the six months ended September 30, 2002 from 46.2% for the same period in the prior fiscal year. Historically, the gross profit percentage from the IT services segment has been lower than the gross profit percentage from the engineering and collaborative software solutions segment. IT service gross profit as a percentage of sales for the six months ended September 30, 2002 decreased to 24.5% from 28.1% for the same period in the prior year. As a result of the market slowdown for the IT industry, revenues from this segment decreased significantly without proportionate decreases in our IT services costs, which resulted in lower gross profit. Gross profit percentage in the engineering and collaborative software solutions segment decreased to 88.4% from 90.2% in the first half of the prior fiscal year due to an increase in software amortization expense included in cost of revenues for this segment. Gross profit as a percentage of sales from the telecommunication and travel services segment decreased to 8.6% in the first half of fiscal 2003 from 11.2% in the first half of the prior year. In dollar terms, total gross profit decreased by $1,327,000 (21.9%) to $4,720,000 in the first six months of fiscal 2003 from $6,047,000 in the same period of the prior year. The decrease is mainly due to the decline in gross profit from our IT services business. In order to improve overall gross profit, we are refocusing our sales efforts toward our division with the highest gross profit, namely, our engineering and collaborative software division, by working to develop strategic relationships and to increase our volume of telephone sales, and re-engage with our international distributors. We have cut and will continue to cut the costs of our IT services division in an effort to prevent further deterioration of gross profit and will continue to closely monitor our costs related to the telephony and travel businesses.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $160,000 (5.3%) and $658,000 (10.8%) during the three- and six-month periods ended September 30, 2002 to $2,841,000 and $5,457,000, respectively. The decrease in SG&A expenses is mainly the result of our continuing efforts to control costs. We do not anticipate that our efforts to control SG&A expenses will adversely impact our current sales and marketing initiatives because these initiatives are designed to derive operational efficiencies while controlling costs.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. For the three and six months ended September 30, 2002, R&D expenses increased by $66,000 (13.7%) and $43,000 (4.4%) to $547,000 and $1,011,000 from $481,000 and $968,000, respectively, during the comparable periods in the prior fiscal year. The increase in R&D expenses is due to the fact that all of the R&D expenses during three and six months ended September 30, 2002 related to enhancement of our software products that have already been released, and therefore were expensed, whereas during the same periods in the prior year certain R&D expenses were capitalized because they related to development of software products.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and other amortization expenses (excluding goodwill amortization and amounts charged to cost of revenues) decreased by $82,000 (23.1%) to $273,000 from $355,000 during the three months ended September 30, 2002 compared to the same period in the prior year. Depreciation and amortization expenses decreased by $98,000 (14.4%) to $584,000 during the six months ended September 30, 2002 from $682,000 in the comparable period of the prior year due to a lower level of capital expenditures. We anticipate that depreciation and amortization expenses will remain at this lower level through the end of the current fiscal year.

         RESTRUCTURING. In March 2001, we announced plans to restructure our operations. As a result of this restructuring plan, we recorded a restructuring charge of $2.4 million in the fourth quarter of fiscal 2001. The restructuring plan consisted of four major points: 1) refocused strategic direction of ISP initiatives; 2) refocused strategic direction of Internet portal initiatives; 3) consolidation of technical support activities; and 4) elimination of our in-house legal department. In the Internet portal business, we redirected our primary focus towards the Web-based telecommunication and travel services. In March 2001, we closed our Boston technical support office as part of consolidating our technical support activities. Technical support activities previously offered from that office have been consolidated into our California facility. The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not refilled. Legal services are being obtained, as needed, through our continuing external legal counsel. During the six months ended September 30, 2002, we provided another $104,000 toward additional expenses from the restructuring plans announced in March 2001. As of September 30, 2002, approximately $67,000 remained to be paid, representing lease payments for vacated office space, personnel costs and contractual obligations.

         IMPAIRMENT CHARGE: An impairment charge of $67,000 was recorded in the three months ended September 30, 2002 as a result of the write-down of a capitalized software asset to its net realizable value.

         INTEREST EXPENSE. Net interest for the three and six months ended September 30, 2002 increased by $13,000 and $44,000 to $54,000 and $116,000, respectively, from the comparable periods in the prior fiscal year. The increase was primarily due to an increase in capital leases obligations, offset by a decrease in bank debt as compared to the same periods in the prior year.

         INCOME TAXES. We recorded an income tax benefit of $301,000 in the first half of fiscal 2003 compared to net income tax expense of $137,000 during the comparable period in the prior fiscal year. Due to our net operating loss position, we reversed tax liabilities recorded in prior periods that are no longer required, which resulted in a tax benefit in the first half of fiscal 2003. Tax expense in the first half of the prior year resulted from provisions for local and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Currently we finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances. We have used debt and equity financing when appropriate and practicable. Our principal sources of liquidity at September 30, 2002 consisted of $2,065,000 of cash and cash equivalents. Cash and cash equivalents decreased by $1,401,000 or 40.4% during the six months ended September 30, 2002. As discussed below, the primary reasons for this decline were $934,000 cash used in operations, $203,000 in capital expenditures, $132,000 in repayment of bank debt and $208,000 in payments toward capital lease obligations.

         Net cash used in operations was $934,000 during the six month period ended September 30, 2002 compared to $1,854,000 during the six-month period ended September 30, 2001. Net loss was the primary contributor to net cash used in both periods. A decrease in accounts payable of $123,000, a decrease in accrued expenses of $353,000, a decrease in income tax payable of $174,000, a decrease in accrued restructuring costs of $195,000 and a decrease in deferred maintenance revenues of $416,000 contributed to the usage of cash in the six months ended September 30, 2002, offset by cash provided by a decrease of $779,000 in accounts receivable balances (net of bad debt expense), a decrease of $112,000 in notes and related party loans receivable, a decrease of $300,000 in income tax receivable and a decrease of $575,000 in prepaid expenses and other current assets. In the comparable period of the prior fiscal year, the primary reason for net cash used in operations was the net loss, offset largely by a decrease in accounts receivable balance of $1,063,000. Increases in prepaid expenses and other assets of $519,000, decrease in accrued expenses of $460,000 and a decrease of $689,000 in deferred maintenance revenues were primary contributors to cash used in operations during the first six months of the prior fiscal year.

         Net cash used in investing activities during the six months ended September 30, 2002 consisted of capital expenditures of $203,000 as compared to $712,000 during the same period in the prior fiscal year along with $69,000 of cash used to acquire companies.

         During the six months ended September 30, 2002, we used $284,000 in financing activities primarily to repay bank debt and to pay capital lease obligations. During the same period in the prior fiscal year, we used $341,000 primarily to repay bank debt and capital lease obligations and $140,000 to repurchase common stock.

         We incurred net losses of $2,312,000 and $2,535,000 and have used cash in operations of $934,000 and $1,854,000 in the first half of fiscal years 2003 and 2002, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services.

         The following table summarizes our contractual obligations and commercial commitments at September 30, 2002 (in thousands of dollars):

                                                  -------------------------------------------------------------------------
                                                                              PAYMENTS DUE BY PERIOD
                                                  -------------------------------------------------------------------------
                                                                  LESS THAN
                                                                  ----------
      CONTRACTUAL OBLIGATIONS                            TOTAL      1 YEAR        1-3 YEARS       4-5 YEARS    AFTER 5 YEARS
      -----------------------                            -----      ------        ---------       ---------    -------------
      Long-Term Debt                                      651          262            374             14              1
      Capital Lease Obligations                         1,252          431            605            216              -
      Operating Leases                                  5,389          732          1,223            840          2,594
                                                  --------------------------------------------------------------------------
      Total Contractual Cash Obligations                7,292        1,425          2,202          1,070          2,595
                                                  ==========================================================================

         During the quarter ended September 30, 2002, one of our major shareholders executed a letter of commitment to provide us with a revolving line of credit expiring March 31, 2003, in the amount of $500,000 at annual interest rates varying from 2.0% over prime rate to 10.0% over prime rate depending on the outstanding balance. As of September 30, 2002, we had no borrowings against this revolving line of credit.

         Although we expect our existing cash and cash equivalent balances to decline further during the next twelve months, we believe that our current cash and cash equivalents balances along with the line of credit mentioned above will be sufficient to meet our working capital needs at currently anticipated levels for the next twelve months. We have made, and will continue to make budget cuts to maintain adequate capital reserves. However, if we are unable to execute our operational plan for the next twelve months, we may be required to raise additional funds through public or private equity or debt financing. We cannot be certain that additional financing will be available, if needed, or, if available, will be on terms satisfactory to us. If adequate funds are not available, we may be required to delay, scale back, or eliminate our research and development programs and our marketing efforts or to obtain funds through arrangements with partners or others who may require us to relinquish rights to certain of our technologies or potential products or assets. Accordingly, the inability to obtain needed financing could adversely affect our business, financial condition, liquidity and results of operations.

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

         We adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 became effective for us on April 1, 2002. Upon adoption of SFAS No. 142, we evaluated our existing intangible assets and goodwill that were acquired in purchase business combinations and made the necessary reclassifications in order to conform to the new classification criteria in SFAS No. 141 for recognition separate from goodwill. We also re-assessed the useful lives and residual values of all intangible assets acquired, and made the necessary amortization period adjustments at the end of the quarter ended June 30, 2002, the end of the first interim period after adoption. Intangible assets identified as having an indefinite useful life were required to be tested for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. We did not have an impairment loss required to be recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the SFAS No. 142 transitional goodwill impairment evaluation, the statement requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2002. In connection with adopting this standard, during the second quarter, we completed step one of the test for impairment, which indicated that the carrying value of our IT services segment exceeded its estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. In accordance with SFAS No. 142, we are currently determining the extent of the impairment in the IT services segment and will report the level of impairment for each reporting unit by fiscal year end.

         We are required to complete the second step of the test for impairment as soon as possible, but no later than March 31, 2003, the end of the year of adoption. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

         As of September 30, 2002, we had unamortized goodwill in the amount of $9,105,000, all of which will be subject to the transition provisions of SFAS No. 142. Approximately $6,766,000 of this amount represents unamortized goodwill related to the IT services segment. No amortization expense was recorded during the six month period ended September 30, 2002. We will continue to assess for impairment at each reporting date or at any time we become aware of factors or circumstances that would warrant the assessment for impairment, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

         The following table reconciles previously reported net income (loss) as if the provisions of SFAS No. 142 were in effect in fiscal year 2002 (in thousands except per share amounts):

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  ------------------       ----------------
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                     -------------           -------------
                                                   2002         2001        2002       2001
                                                   ----         ----        ----       ----
Reported net loss                               $ (1,242)   $ (1,384)   $ (2,312)   $ (2,535)
Add back:  Goodwill amortization, net of
taxes                                                 --         269          --         569
                                                ---------   ---------   ---------   ---------

Adjusted net loss                               $ (1,242)   $ (1,115)   $ (2,312)   $ (1,966)

Reported basic and diluted loss per common
share                                           $  (0.07)   $  (0.08)   $  (0.13)   $  (0.15)
Add back: Goodwill amortization, net of
taxes                                                 --        0.01          --        0.03
                                                ---------   ---------   ---------   ---------
Adjusted basic and diluted loss per common
share                                           $  (0.07)   $  (0.07)   $  (0.13)   $  (0.12)
                                                ---------   ---------   ---------   ---------

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

         In August 2001, the FASB issued SFAS No. 144 ("SFAS 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS 144 beginning April 1, 2002. The adoption of SFAS 144 did not have a material impact on our consolidated financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF THE FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishments of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. We do not expect the adoption of SFAS No. 145 to have a material impact on our consolidated financial position or results of operations.

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

ITEM 3.        CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of November 8, 2002 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II -- OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               None

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibit
                    Number                Description
                    ------                -----------

                    10.1 Agreement to provide credit facility dated August 12, 2002 between netGuru, Inc. and Peter R. Kellogg.

                    99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

               (b) Reports on Form 8-K

                              On November 5,2002, we filed a current report on Form 8-K for October 30, 2002, announcing the appointment of Stanley W. Corbett to our board of directors following the resignation of Dr. John Pepin from our board of directors. The Form 8-K included Item 5. Other Events and Item 7. Financial Statements and Exhibits. The exhibit attached was a press release dated October 30, 2002 relating to the appointment.

SIGNATURES
----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2002

                                                  NETGURU, INC.

                                                  By: /S/ BRUCE K. NELSON
                                                      -------------------
                                                      Bruce K. Nelson
                                                      Chief Financial Officer
                                                      (duly authorized officer
                                                      and principal financial
                                                      and accounting officer)

                                 CERTIFICATIONS

         I, Amrit K. Das, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of netGuru, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                    /s/ AMRIT K. DAS
                                           ----------------------
                                           Amrit K. Das, Chief Executive Officer
                                           (principal executive officer)

         I, Bruce Nelson, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of netGuru, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                    /s/ BRUCE K. NELSON
                                           -------------------------
                                           Bruce Nelson, Chief Financial Officer
                                           (principal financial officer)

                 EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB

Exhibit
Number               Description
------               -----------

10.1 Agreement to provide credit facility dated August 12, 2002 between netGuru, Inc. and Peter R. Kellogg.

99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.