Form 10KSB/A
period 2002-03-31
NETGURU INC
filed 2002-12-03
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 27, 2002 was $16,945,515.

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 17,405,150 on November 27, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE

Item 1.  Description of Business...............................................3

Item 2.  Description of Property..............................................12

Item 3.  Legal Proceedings....................................................12

Item 4.  Submission of Matters to a Vote of Security Holders..................12


                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.............13

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation.............................................14

Item 7.  Financial Statements.................................................31

Item 8.  Changes in and Disagreement with Accountants on Accounting and
         Financial Disclosure.................................................32

                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................33

Item 10. Executive Compensation...............................................35

Item 11. Security Ownership of Certain Beneficial Owners and Management.......38

Item 12. Certain Relationships and Related Transactions.......................40

Item 13. Exhibits and Reports on Form K.......................................41

         Signatures...........................................................43

         Certification........................................................44

         Index to Consolidated Financial Statements..........................F-1

         Index to Exhibits Filed With This Amendment No.1 to Form 10-KSB......45

                                  NETGURU, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

         We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are a Delaware corporation. Our primary business offerings are:

         o Engineering software products, maintenance and services (including digital media and animation products and services) for businesses worldwide;

         o Information technology, or IT, services (including value-added IT services); and

         o Internet content and e-commerce activities (including collaborative software and commerce solutions, long-distance communication services that include call termination services and prepaid phone cards, travel services, and applications service provider, or ASP, solutions).

PRODUCTS AND SERVICES

     ENGINEERING SOFTWARE SOLUTIONS

         Over the past 21 years, we have continuously improved our core competency and established a strong brand for our engineering software within the architectural/engineering/construction, or A/E/C, markets worldwide. Our engineering software primarily is used for the specific calculations required for the design of civil and structural engineering projects. We have established our leadership position in the engineering software industry by being the first-to-market for personal computer-, or PC-, based engineering software and by being the first mover to penetrate foreign markets. Currently, 46 of the 50 largest engineering design firms in the world use our engineering software. We have 20,000 customers, with over 50,000 installations and approximately 150,000 users in 65 countries.

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

         All of our engineering software products use our proprietary Windows-based graphics engine that provides a modern graphics environment for model development, visualization/verification and drawing generation. These products are also designed for use with third-party computer aided design, or CAD, drafting systems, including AutoCAD and MicroStation. Our structural and civil engineering products provide eight international language options and twelve local design codes required by our worldwide markets.

         We receive software sales revenues from licensing fees and annual support fees established at the time of the initial contract. Suggested list prices for most of our software products range from approximately $995 to $7,000.

         Digital Media and Animation Products and Services
         -------------------------------------------------

         We offer limited production for two-dimensional and three-dimensional animation used by businesses in corporate promotions, Website design, gaming and motion pictures.

     IT SERVICES

         We are an IT total solutions provider, or TSP. Our IT services division has provided contracted IT services and software solutions to almost every vertical industry market, with an emphasis on engineering, aerospace, e-commerce, semiconductors, finance, education, insurance, manufacturing, distribution, retail, government, pharmaceuticals and healthcare. As a TSP, we provide our business-to-business clients with services that involve integration of multiple existing third party software solutions, and we also offer value-added IT services by incorporating our proprietary collaborative software technology and/or our engineering solution software into enterprise solutions designed to accomplish our clients' current objectives and grow with our clients' enterprises. We specialize in providing IT services that involve mission critical applications that deliver round-the-clock performance.

         We offer our IT services through our two service offices located in Boston, Massachusetts and San Jose, California. We provide IT services both on a project basis and through on-site consulting. When we provide IT services on a project basis, we assume full project management responsibility. Typically, projects are of a fixed duration and are charged at a fixed price. When we provide on-site consulting services, we bill our clients on a time and materials basis.

         We provide IT services to customers in the United Kingdom, France and Germany in addition to customers in North America. We strive to contain costs while remaining competitive by utilizing our production centers in India to support our IT services business.

     INTERNET CONTENT, E-COMMERCE AND COLLABORATIVE SOFTWARE SOLUTIONS

         Our Internet content and e-commerce solutions comprise long-distance communication services that include call termination services and prepaid phone cards, travel services targeted towards certain niche markets. Our collaborative software solutions consist of our eReview and related products and ASP solutions.

         Long-Distance Communication Services
         ------------------------------------

         We offer to communication service providers global long-distance call termination services through our gateway in the U.S. by traditional delivery methods such as international leased lines and satellite access. Our long-distance call termination services involve a number of steps. We collect voice and or data traffic from long-distance service providers. We convert analog traffic to digital traffic where necessary using software licensed from a third-party. We compact the traffic and carry it on our communications infrastructure. We then drop off the traffic at a point where another service provider picks up this traffic and carries it to its destination or to another service provider. We receive our revenues from the long-distance service provider from whom we received the traffic, and we pay the service provider to whom we drop off the traffic. As is typical of other small long-distance call termination service providers, we do not have long-term commitments with third parties to purchase or sell these communication services.

         Our managed communications network is designed to be a premium communications and data network built with carrier-grade communications switches and equipment linked by a combination of the Internet, international leased lines and satellite access. We monitor and control our communications network round-the-clock to deliver high quality voice communications. In the United States, our communications gateway and switch is located in a leased communications facility in Los Angeles, California.

         We sell prepaid phone cards through our automated proprietary Website. The phone cards are available for both domestic and international long-distance calls.

         Most phone cards are paid for by credit card. Long distance call termination services are paid for by wire transfer or check within one or two weeks after we provide the service.

         Travel Services
         ---------------

          We offer online international travel services that primarily are targeted toward the Asian community and persons of Indian origin located throughout the world. Our travel services primarily consist of domestic and international flight reservations and ticketing, vacation travel planning and services, and travel services specifically tailored to the needs of our business client companies. Most online travel sales are paid for by credit card.

         Collaborative Software Solutions
         --------------------------------

         In April 2000, we acquired Allegria Software, Inc., a developer of Web-based document management and collaborative tools for engineers and manufacturers, and we added Allegria Software's e-Review and ForReview collaborative products to our offerings. Our collaborative software innovations have changed the way engineers conduct their day-to-day business. Once installed at a host location, our eReview collaborative software enables a host and other participants to engage in real-time Web-based conferencing and document sharing anywhere and anytime in over 150 widely used document formats. eReview allows our customers to bridge physical distances in their global business environments by enabling decision makers to communicate without costly and time consuming travel to geographically dispersed locations. Complementing eReview, our WebWorks software provides comprehensive project-based document and team management functions. Our collaborative products can be implemented as stand-alone enterprise solutions or as an integrated system working in concert with our other products. Due to our engineering experience, our collaborative software is ideally suited for multi-faceted A/E/C projects but also has direct application for many other industries.

         ASP Services
         ------------

         As an ASP, we offer our engineering products and solutions online at WEB4ENGINEERS.COM. On this site, we offer versions of our current software products such as STAAD/Pro(R), CIVILMASTER(R) and FabriCAD that are Web-enabled, which means that our customers can use these products from our Website by paying a fee instead of purchasing these products. We also offer our collaborative software product, eReview, in a Web-enabled version, which our customers can use for interactive Web-based meetings to view, annotate and markup documents online in real-time.

         We also provide ASP services to engineering and construction software companies. Our services involve Web-hosting our clients' applications software and data at our facilities. We generally collect our revenues from these services through prepaid credit card sales or credit card sales at time of usage.

         In addition, we have licensed our ASP technologies to other companies and have contracted with them to supervise their development of specific versions of the ASP model. We plan to continue to explore opportunities to license our ASP technologies for use in various languages and countries as well as in various industries other than engineering and construction.

CUSTOMERS

     ENGINEERING SOFTWARE SOLUTIONS

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

     IT SERVICES

         During the fiscal year ended March 31, 2002, we provided IT consulting services to over 150 corporate customers in the U.S., including Fidelity, Sun Microsystems, Cisco Systems and Hewlett Packard. No single customer represented more than 5% of our business.

     INTERNET CONTENT, E-COMMERCE AND COLLABORATIVE SOFTWARE SOLUTIONS

         Our long distance call termination services are provided to companies offering similar services. Our prepaid phone card products are offered to consumers for retail consumption. Our travel services are offered to businesses and individual customers.

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

SALES AND MARKETING

     ENGINEERING  SOFTWARE SOLUTIONS

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

     INTERNET CONTENT, E-COMMERCE AND COLLABORATIVE SOFTWARE SOLUTIONS

         Our marketing efforts relating to Internet and e-commerce activities have been significantly reduced. Our marketing resources are now being focused on our other divisions. We continue to maintain our current customer base, and we will service direct referrals from our existing customers.

         We market our eReview collaboration software both domestically and internationally using direct marketing through our network office branches, subsidiaries and reseller channels. We extensively use print advertising, telemarketing, e-mail and direct mail campaigns as our primary lead generation activities.

CUSTOMER SERVICE AND SUPPORT

     ENGINEERING SOFTWARE SOLUTIONS

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

     IT SERVICES

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

     INTERNET CONTENT, E-COMMERCE AND COLLABORATIVE SOFTWARE SOLUTIONS

         Technical customer service and support services are generally not required for Internet content and e-commerce activities.

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

         Our research and development efforts with respect to Internet technologies have been focused on creating, developing and implementing our WEB4ENGINEERS.COM Web site. We developed a comprehensive Java-based content management system in order to manage content, live broadcasts and video on a remote basis. Audio and video compression technologies have also been developed to increase the speed over which audio and video can be broadcast over the Internet. We use an interactive viewing, markup and collaboration tool on Java Servlet and RMI technologies on our WEB4ENGINEERS.COM portal to conduct real time viewing and mark-up conferences. We have developed this system to permit integration with major document management and enterprise resource planning systems.

         We spent approximately $1,824,000 and $2,706,000, on research and development activities during fiscal 2002 and 2001, respectively.

         We offer a broad range of products and services designed to keep pace with the latest technological advances and address the increasingly sophisticated needs of our customers in all of our targeted markets. We continually focus on expanding our existing product and service offerings with acquired, upgraded and new products and services, and actively seeking opportunities to expand our product and service offerings through acquisitions and strategic alliances.

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

     ENGINEERING SOFTWARE SOLUTIONS

         The engineering software industry is intensely competitive and rapidly changing. A number of companies offer products that target the same markets as our products. In addition, our products occasionally compete with analysis tools that are developed internally by engineering firms. We believe that we have significant competitive advantages in the industry based on our high caliber development effort, demonstrated understanding of the needs of the engineering design industry, ability to attract and retain customers, capability to develop, acquire and implement emerging technologies, ability to provide technical support and demonstrated capability to provide attractive price points for our products. There can be no assurance, however, that our competitors will not develop products that are superior or achieve greater market acceptance compared to ours or that we will be able to compete successfully in these markets. Although we do not have direct competitors to our engineering software products and services, our competitors in this segment, include Computers and Structures, Inc., RISA Technologies, and MSC Software, to name a few.

     IT SERVICES

         Our competitors in the IT consulting services industry include IT services companies such as Cognizant Technology Solutions and Scient Corporation, consulting affiliates of large accounting firms, other technology companies and in-house management information services departments. We believe that the use of our proprietary collaboration software to add value to our IT services may provide us competitive advantage over some of our competition.

     INTERNET CONTENT, E-COMMERCE AND COLLABORATIVE SOFTWARE SOLUTIONS

        In our current long-distance calling card telephony business, as well as our call termination services, we face competition primarily from international long distance telecommunications carriers and other wholesale carriers, such as Startec Global Communication and Fusion Technologies. Our travel services face competition from travel sites of major airlines as well as from full-service travel sites such as travelocity.com, orbitz.com and expedia.com, and from independent travel agents and agencies. Our ASP services face competition from Informative Graphics Corporation, Cimmetry Systems, Inc. and CoCreate Software.

         Although we do not have direct competition to eReview, our collaboration software and services face competition from WebEx and PlaceWare.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         Our intellectual property rights are an important aspect of our business. We rely primarily on a combination of contract, copyright, trademark and trade secret laws, domain registration, license and confidentiality agreements and software security measures to protect our proprietary technology. We require all of our employees and other parties with access to our confidential information to execute agreements prohibiting the unauthorized use or disclosure of our technology. In addition, we periodically review our proprietary technology for patentability, although we currently do not have any patents. Despite these precautions and even though we have not experienced any misappropriation of our technology over our 21-year history, we believe that existing laws provide limited protection for our technology and that it may be possible for a third party to misappropriate our technology or to independently develop similar technology.

          Our protective measures may be even less effective in the emerging Internet law field. Internet law is a new and developing area of the law, and online contracting, privacy and liability issues, among others, are still being resolved. This lack of certainty is further exacerbated in India, where the use of the Internet is less evolved than in the U.S. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where we distribute our products, particularly in foreign countries where the laws generally offer no protection or less protection than the laws of the U.S. The laws of India and other foreign countries in which we operate do not protect intellectual property rights to the same extent as those of the U.S. For example, India's statutory laws do not protect service marks. Because a significant portion of our sales of products and services comes from international markets, this lack of copyright and trade secret protection could adversely affect our business and results of operations if a third party were successful in copying our products and services and marketing products and services similar to ours.

          We distribute our engineering software products under "shrink-wrap" software license agreements, which grant end-users licenses to (rather than ownership of) our products and which contain various provisions intended to protect our ownership and confidentiality of the underlying technology.

Shrink-wrap licenses, which are not signed by the end-user, may be unenforceable in certain jurisdictions. In addition to shrink wrap licenses, our software is distributed with a third party "hardware lock" which is a security device that is attached to the central processing unit to prevent unauthorized access to licensed software.

         Our trademarks include netGuru.com, NETGURUINDIA.COM,
WEB4ENGINEERS.COM, Allegria Software, ForReview, e-Review, QSE, FabriCAD, STAAD.etc. and ADLPIPE. Our registered trademarks include STAAD(R), STAAD/Pro(R), STARDYNE(R) and CIVILMASTER(R). We may not be able to secure adequate protection for our trademarks in the United States and in the other countries in which we do business.

GOVERNMENT REGULATION

     REGULATION OF THE INTERNET

         UNITED STATES AND EUROPE. The U.S. Congress has passed or is considering passing legislation regulating certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, digital signatures and liability for third-party activities. The European Union also has enacted several directives relating to the Internet, including directives that address the use of personal data, e-commerce activities, security, commercial piracy, consumer protection and taxation of e-commerce transactions. Various states in the U.S. have adopted and/or are considering adopting Internet-related legislation and regulations. Governmental authorities in the U.S. and abroad are considering other legislative and regulatory proposals to further regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. We cannot predict what new laws will be enacted, or how courts will interpret existing and new laws, and therefore are uncertain as to how new laws or the application of existing laws will affect our business. In addition, our business may be indirectly affected by legislation that affects the ability of our customers to engage in e-commerce activities. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for our products and services, increase our cost of doing business or otherwise harm our business, results of operations and financial condition.

     COMMUNICATIONS SERVICES

         UNITED STATES. The Communications Act of 1934 and Federal Communications Commission, or FCC, regulations govern the international long distance telecommunications services that we provide over circuit-switched networks. The FCC distinguishes providers of long distance services as either "dominant" or "non-dominant." We are classified by the FCC as a non-dominant carrier and are regulated as such. The FCC generally does not exercise direct oversight over non-dominant carriers, although it has the statutory power to do so. While the FCC does not regulate the specific rates that we charge for our international long-distance services, non-dominant carriers are required to offer such services under rates, terms, and conditions that are just, reasonable and not unreasonably discriminatory. The FCC has jurisdiction to act upon complaints filed by third parties, or brought on the FCC's own motion, against any common carrier, including non-dominant carriers, for failure to comply with statutory obligations.

         In the past, all non-dominant carriers were required to file tariffs listing the rates, terms and conditions of service. That requirement was eliminated by virtue of a decision from a federal appellate court that upheld the right of the FCC to forbear from requiring tariff filings. The FCC also has the authority to impose more stringent regulatory requirements and change a carrier's regulatory classification from non-dominant to dominant. The FCC is more likely to impose more stringent requirements for carriers that provide facilities-based service, as we do, and carriers that provide service to other carriers. In the current regulatory atmosphere, however, we believe that the FCC is unlikely to do so.

         The FCC imposes only minimal reporting requirements on non-dominant carriers, although we are subject to certain reporting, accounting and record-keeping obligations. At present, the FCC exercises its regulatory authority to set rates primarily with respect to the rates of dominant carriers, and it has increasingly relaxed its control in this area.

         INDIA. Our current plans for our telecommunications offerings contemplate using third parties in India to provide required call termination and call origination services. We believe that if such third parties are properly licensed in India to provide such services, we will not be required to comply with the Indian government's regulations concerning telecommunications.

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

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

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

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were accredited with access to the kind of information registration would provide.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

         o our ability to return to profitability and obtain additional working capital, if required;
         o    our ability to successfully implement our future business plans;
         o our ability to attract strategic partners, alliances and advertisers;
         o    our ability to hire and retain qualified personnel;
         o    the risks of uncertainty of trademark protection;
         o risks associated with existing and future governmental regulation to which we are subject; and
         o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

         These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements. We do not undertake to update, revise or correct any forward-looking statements.

         Any of the factors described above or in the "Risk Factors" section of this report could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are a Delaware corporation. Our primary business offerings are:

         o Engineering and collaborative software solutions (including related services) for businesses worldwide;

         o Information technology, or IT, services (including value-added IT services); and

         o Internet content and e-commerce activities (including Web-based engineering and collaborative software and commerce solutions, long-distance communication services that include call termination services and prepaid phone cards, and travel services).

         We have provided computer-aided engineering software solutions to our customers for over 20 years. For the past 18 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the U.S., which further expanded our IT resources and capabilities. Our Internet portal services were started in 1999 and were refocused in fiscal 2001 toward telecommunications and travel services. A more expansive discussion of our business and services is contained in the "Business" section of this report.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                                          YEAR ENDED MARCH 31,
                                                              ----------------------------------------------
                                                                       2002                       2001
                                                                       ----                       ----
              Net revenues                                              100.0%                     100.0%
              Cost of revenues                                           52.0                       52.6
                                                              ---------------------      -------------------
              Gross profit                                               48.0                       47.4
                                                              ---------------------      -------------------
              Selling, general and
               administrative expenses                                   53.5                       44.1
              Research and development expenses                           7.5                        8.6
              Amortization of goodwill                                    5.3                        4.3
              Depreciation and other amortization                         5.9                        3.5
              Impairment charge                                           6.8                        -
              Restructuring                                               0.1                        7.7
                                                              ---------------------      -------------------

              Operating loss                                            (31.1)                     (20.8)

              Interest (expense) income, net                             (0.7)                       0.6
              Other (expense) income, net                                (0.1)                       0.5
                                                              ---------------------      -------------------

              Loss before income taxes                                  (31.9)                     (19.7)
              Income tax expense                                         (4.9)                      (1.5)
                                                              ---------------------      -------------------

              Net loss                                                  (36.8)%                    (21.2)%
                                                              =====================      ===================

         NET REVENUES. Net revenues for the fiscal year ended March 31, 2002 decreased by $7,018,000 (22.4%) to $24,284,000, as compared to $31,302,000 for the fiscal year ended March 31, 2001. Our total revenues for the current year primarily consisted of revenues from (1) IT services, (2) engineering software products, maintenance and services (including digital media products and animation services), and (3) Internet content, e-commerce and Collaborative software solutions.

         IT services net revenues represented 40.6% of total net revenues for the fiscal year ended March 31, 2002 compared to 57.6% for the fiscal year ended March 31, 2001. In dollar terms, IT services net revenues were $9,869,000 in fiscal 2002 compared to $18,019,000 in fiscal 2001, a decrease of 45.2%.
During the past year, the IT services industry was adversely affected by a slow economy and many of our customers reduced spending on technology consulting and systems integration services. Due to the slower economy many companies were faced with financial constraints and as such canceled or postponed many contracted jobs. In addition, the demand for some of our services decreased during fiscal 2002, which caused us to reduce our billing rates approximately 23% from fiscal 2001. As a result, our IT services revenues declined in fiscal 2002 from prior fiscal years. In anticipation of improvement in our IT services revenues toward the latter part of the year ended March 31, 2002, which improvement did not materialize, we continued to employ consultants and thus continued to incur costs with no resulting increase in our revenues. Subsequent to year-end, we responded to these business conditions by eliminating excess capacity through workforce reductions and aggressively reducing discretionary costs to lower the cost of operating this segment of our business. We expect that this period of economic uncertainty may continue to impact our IT services revenue throughout fiscal 2003.

         Our revenues from software sales, maintenance and services increased as a percentage of total revenues to 38.4% in fiscal 2002 from 32.2% in fiscal 2001 largely due to greater declines in other segments. In dollar terms, revenues from software sales, maintenance and services were $9,313,000 in fiscal 2002 compared to $10,066,000 in fiscal 2001, a decrease of 7.5%. The decrease is due primarily to the following:

         o decline in dealer sales revenue of approximately $385,000. In fiscal 2002, our dealers, who are primarily based in Asia, did not perform at the levels they had in the past due to the slow Asian economy.

         o digital media and animation services revenues declined $188,000 to $54,000 in fiscal 2002 from $242,000 in fiscal 2001 because we were unable to secure new projects related digital media and animation services in India.

         o decline in STAAD 3 user upgrade revenues of approximately $550,000. STAAD 3 is an older product and in order for our customers to upgrade to STAAD Pro, the newer product, we charged them an upgrade fee. In fiscal 2002, the number of STAAD 3 users had significantly decreased, which in turn decreased our upgrade revenues. This decrease was offset by an increase of approximately $318,000 in revenues from new licenses of STAAD Pro.

         Net revenues for our Internet content and e-commerce and ASP services segment increased as a percentage of total revenues to 21.0% in fiscal 2002 from 10.3% in fiscal 2001. In dollar terms, revenues from this segment were $5,102,000 in fiscal 2002 compared to $3,217,000 in fiscal 2001, an increase of $1,885,000 or 58.6% over the prior year. This increase is primarily the result of:

         o increase in revenues from phone cards and call termination services of approximately $1,073,000 due to a full year's revenues reflected in fiscal 2002 compared to seven months' revenues in the prior year; and

         o increase in travel services revenues of approximately $667,000 due to a full year's revenues in fiscal 2002 as a ticket consolidator for a certain airlines compared to six months' revenues in the prior year as a ticket consolidator.

         GROSS PROFIT. Gross profit as a percentage of net revenues increased to 48.0% in the fiscal year ended March 31, 2002, compared to 47.4% for the fiscal year ended March 31, 2001. In dollar terms, total gross profit decreased by $3,184,000 (21.4%) to $11,660,000 in fiscal 2002 from $14,844,000 in fiscal
2001, mainly due to the decline in gross profit from the IT services business.

         Historically, the gross profit percentage from the IT services segment has typically been lower than the gross profit percentage from the software sales and support segment because service revenue has a higher cost of labor associated with it. In fiscal 2002 IT services gross profit percentage declined by a larger percentage than the historical average to 24.2% from 32.2% in the prior fiscal year, as a result of the market slowdown for the IT industry. The cost of revenues for IT services includes the salaries, bonuses, and benefits for all of the consulting employees. Our IT service consultants generally receive higher salaries than our technical support employees and we have employed more consultants than technical support staff, both of which contributed to the lower gross margin as compared to the software sales and support segment. As noted above, we continued to employ consultants who remained idle and whose hours were not billable and thus incurred costs, resulting in lower gross profit for fiscal 2002.

         The gross profit percentage in the software sales and support segment increased to 90.2% in fiscal 2002 from 79.9% in fiscal 2001. Our software sales and support segment generally produces a higher gross margin than our other segments due to the low costs associated with each sale. The cost of revenues for the software sales and support segment includes printing services, direct supplies such as hardware locks, salaries for the technical support employees, and freight out. The increase in the gross profit percentage from the prior fiscal year is due to a reduction of direct supplies and printing services and the consolidation of our technical support staff. We have decreased the number of technical support staff in the U.S. offices and instead are using our resources and staff we already have in place in India.

         Gross profit from Internet, e-commerce and collaborative software solutions declined to 17.1% in fiscal 2002 from 31.2% in fiscal 2001. The cost of revenues for our Internet, e-commerce and collaborative software solutions includes the cost of buying minutes from another carrier and the cost of purchasing certain airline tickets that we sell as a ticket consolidator. The events of September 11, 2001 negatively impacted our travel services. Although the travel business has improved after this initial downturn, continuing threats in the worldwide political climate have hampered the recovery. Competition from other online travel services, many of which have greater resources than we do, as well as reductions in travel agency commissions due to pricing pressures experienced by the airline industry, may also impact the gross profit from our travel business in the near future.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $814,000 (5.9%) to $13,001,000 for the fiscal year ended March 31, 2002 as compared to $13,815,000 for the fiscal year ended March 31, 2001 primarily due to cost control measures put in place at the end of fiscal 2001. The major components of the decrease in SG&A expenses were a $425,000 reduction in advertising expense due to cost control measures, a $375,000 reduction in salaries expense due to attrition, a $237,000 reduction in IT sales commissions due to decreased volume of IT sales, a $227,000 reduction in bad debt expense due to improved accounts receivable collections, a $188,000 reduction in dealer sales commissions due to a decrease in software revenues from dealers, offset by a $650,000 increase in consulting expenses. Approximately, $525,000 of the $650,000 increase in consulting expenses was non-cash related to the issuance of common stock in consideration for services.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. In fiscal 2002, R&D expenses decreased by $882,000 (32.6%) to $1,824,000 from $2,706,000 in fiscal
2001. Approximately $507,000 of this decrease in R & D expenses in fiscal 2002 was due to increased capitalization of software development expenses compared to fiscal 2001 as a result of achieving technological feasibility on our WebWorks development efforts and the remainder of the decrease in R&D expenses is due to cost control measures put in place during the fourth quarter of the prior fiscal year.

         DEPRECIATION AND AMORTIZATION EXPENSES. In fiscal 2002, depreciation and other amortization expenses (excluding goodwill amortization) increased by $359,000 as a result of a higher level of capital expenditures in the prior year.

         IMPAIRMENT CHARGE. In fiscal 2002, we recorded an impairment charge of $1,651,000. Of this amount $684,000 was related to the write-off of capitalized film production costs, $651,000 was related to the write-off of assets of Interra Global, one of our subsidiaries in India, and $316,000 represented the write-down of goodwill related to the purchase of e-Destinations, our travel services subsidiary. We wrote off capitalized film production costs, since revenues-to-date and forecasted revenues from these film assets did not support carrying value of the recorded amounts. We surrendered the license held by Interra Global and recorded the above-noted impairment charge related to the write-off of the assets of this subsidiary in the fourth quarter of fiscal 2002. As a result of uncertainties faced by our travel business, in accordance with Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", we recorded an impairment charge of $316,000 to write down the value of goodwill associated with the acquisition of our travel subsidiary, e-Destinations, Inc. We give no assurance that there will not be any further impairment in the future when we implement SFAS No. 142, "Goodwill and Other Intangible Assets" beginning in April 2002.

         SEGMENT PROFITABILITY. Operating loss in the software sales, maintenance and services segment increased to $4,021,000 in fiscal 2002 from $3,773,000 in fiscal 2001. Operating loss in the software sales, maintenance and services segment in fiscal 2002 included an impairment charge of $684,000 related to the write-off of capitalized film production costs and $208,000 related to restructuring costs in fiscal 2001. In the IT services segment, a higher level of gross profit in fiscal 2001 contributed to an operating income of $1,994,000, whereas in fiscal 2002 the amount of gross profit was not enough to cover the operating expenses, resulting in an operating loss of $749,000. Operating loss in the Internet, e-commerce and collaborative software solutions segment decreased to $2,802,000 in fiscal 2002 from $4,740,000 in fiscal 2001. Operating loss in the Internet, e-commerce and ASP services segment included $2,192,000 related to restructuring costs in fiscal 2001.

         RESTRUCTURING. In March 2001, we announced plans to restructure our operations. As a result of this restructuring plan, we recorded a restructuring charge of $2,400,000 in the fourth quarter of fiscal 2001. The restructuring plan consisted of four major points: 1) refocused strategic direction of Internet service provider (ISP) initiatives; 2) refocused strategic direction of Internet portal initiatives; 3) consolidation of technical support activities; and 4) elimination of our in-house legal department.

         With regard to the Company's ISP initiatives in India, the Company redirected its primary focus towards the communication and connectivity services targeted at the corporate market. In the Internet portal business, we redirected our primary focus towards the telephony and travel services offered through the portal. The restructuring of ISP and portal operations mainly consisted of the write-off of non-performing assets and therefore did not affect ongoing operations. The refocus of ISP initiatives and portal operations enabled us to focus on those areas of the Internet based operations that we believed we could be successful. The restructuring related to the ISP initiatives and portal operations resulted in elimination of depreciation and amortization expenses that would have resulted from these assets.

         In March 2001, we closed our Boston technical support office as part of consolidating our technical support activities. The technical support function in the Boston area was a redundant operation while it was ongoing, since we had a comparable technical support capability at our California facility. Technical support activities previously offered from that office have been consolidated into the California facility. By consolidating the technical support functions, we reduced employee costs beginning in April 2001. The facility costs are expected to decrease beginning in October 2003, after the termination of the lease in September 2003.

         The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not filled. Due to the size of our operations, a full-fledged internal legal department was unnecessary. We are able to obtain cost-effective legal services, as and when needed from our continuing external legal counsel.

         Of the total restructuring charge of $2,400,000, cash payments totaling $2,100,000 were expended in fiscal 2001 and $177,000 in fiscal 2002. In March 2002, we increased our restructure liability by $25,000 due to additional expenses related to the restructuring plans announced in March 2001. We expect to satisfy the remaining personnel costs and contractual obligations amounting to $157,000 by the end of fiscal 2003 through cash generated from operations or from financing activities.

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

REVENUE RECOGNITION
-------------------

         We recognize revenue when the following criteria are met: 1. persuasive evidence of an arrangement exists, such as agreements, purchase orders or written or online requests; 2. delivery has been completed and no significant obligations remain; 3. our price to the buyer is fixed and determinable; and 4. collectibility is reasonably assured. Our revenues arise from the following segments: IT services; software sales, maintenance and services (including digital media products and services); and products and services sold via Internet portals, including telecommunication and travel services.

         IT services revenue is recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which we recognize revenue upon achieving the milestones. Our fixed price IT contracts are typically for a short duration ranging from one to three months.

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

         In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. We adopted SOP 97-2 in the first quarter of fiscal 1999. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. We determine the fair value of each element in multi-element transactions based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately. In 1998 the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which modifies SOP 97-2 to allow for use of the residual method of revenue recognition provided that certain criteria have been met. We adopted SOP 98-9 in the first quarter of fiscal 2000. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the transaction fee is recognized as revenue.

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

IMPAIRMENT OF LONG-LIVED ASSETS INCLUDING GOODWILL
--------------------------------------------------

         We apply the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain identifiable intangibles (including Goodwill) be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We apply the provisions of SFAS No. 86 (SFAS 86),
       "ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" for evaluating unamortized capitalized software development costs. At each balance sheet date, we compare the unamortized software development cost of each product to the net realizable value of the product. The amount by which the unamortized software development cost exceeds the net realizable value of the product is written off.

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

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Currently we finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances. We have used debt and equity financing when appropriate and practicable. Our principal sources of liquidity at March 31, 2002 consisted of $3,466,000 of cash and cash equivalents. Cash and cash equivalents decreased by $4,492,000 or 56.4% during the fiscal year ended March 31, 2002. The primary reasons for this decline were cash used in operations, capital expenditures, repayment of bank debt, payments toward capital lease obligations and repurchase of common stock. Although cash expenditures were higher than usual in April and May 2002, cash consumption is anticipated to be approximately $150,000 per month through the end of March 2003.

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

         We incurred net losses of $8,944,000 and $6,637,000 and have used cash in operations of $3,225,000 and $661,000 in fiscal years 2002 and 2001, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services. We believe we will be able to generate cash from operations or through additional sources of debt and equity financing. We have continued our program to reduce costs and expenses. If adequate funds are not available, we may required to delay, scale back, or eliminate our research and development programs and our marketing efforts or to obtain funds through arrangements with partners or others who may require us to relinquish rights to certain of our technologies or potential products or assets.

         The following table summarizes our contractual obligations and commercial commitments at March 31, 2002 (in thousand dollars):

                                           ---------------------------------------------------
                                                         PAYMENTS DUE BY PERIOD
                                           ---------------------------------------------------
                                                   LESS THAN                           AFTER
CONTRACTUAL OBLIGATIONS                    TOTAL    1 YEAR     1-3 YEARS   4-5 YEARS  5 YEARS
-----------------------                    -----    ------     ---------   ---------  -------
Long-Term Debt
                                             826       259        542         15         10
Capital Lease Obligations                  1,444       417        737        290         --
Operating Leases                           4,483       590        837        690      2,366

                                          ---------------------------------------------------
Total Contractual Cash Obligations         6,753     1,266      2,116        995      2,376

         As indicated above, we historically have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. We have not been able to generate sufficient cash from our operating activities in the past, and there is no assurance we will be able to do so in the future. However, we believe that current and future available capital resources will be adequate to fund our operations for the next twelve months, because we are continuing to implement cost contaiment measures in an effort to reduce cash consumption both domestically and abroad and are working to increase sales of our software products. The results of these combined efforts have reduced our cash consumption to approximately $150,000 per month. We intend to continue these combined efforts with the goal of eliminating our monthly cash consumption by March 31, 2003.

         Our line of credit expired in August 2001 and we are currently in negotiations with financial institutions to secure a new line of credit. We currently are seeking financing but do not have any final commitments for additional financing other than a $500,000 credit line from a major stockholder under which we have not made any borrowings. We may use a portion of any funds we receive from financing to intensify our current marketing efforts. Because the benefits of enhanced marketing efforts likely would not be realized for at least several months after the efforts are expended, the elimination of our cash consumption likely would be postponed.

         To the extent we are in need of any additional financing, we cannot assure you that any such additional financing will be available to us on acceptable terms, or at all. In addition, any future financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock likely will include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock.

         If adequate funds from operating or financing activities are not available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, our inability to obtain any needed financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also hinder our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

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

RISK FACTORS

         AN INVESTMENT IN SHARES OF OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS PROSPECTUS, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST OR MAINTAIN AN INVESTMENT IN SHARES OF OUR COMMON STOCK. THIS PROSPECTUS CONTAINS OR INCORPORATES BY REFERENCE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THE FOLLOWING RISK FACTORS AND ELSEWHERE IN THIS PROSPECTUS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, IT IS LIKELY THAT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WOULD BE HARMED. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

         IF WE ARE UNABLE TO RAISE CAPITAL IN THE FUTURE, WE MAY BE REQUIRED TO TAKE SEVERE COST-CUTTING ACTIONS, WHICH WOULD HINDER OUR PLANS FOR GROWTH.

         Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of our research and development efforts, and the status of competitive products and services. As of March 31, 2002 and September 30, 2002, we had working capital of $3,766,000 and $1,795,000, respectively, and an accumulated deficit of $16,805,000 and $19,117,000, respectively. As of those dates, we had $3,466,000 and $2,065,000, respectively, in cash and cash equivalents and $3,325,000 and $2,565,000, respectively, of accounts receivable.

         Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. We have not been able to generate sufficient cash from our operating activities in the past, and there is no assurance we will be able to do so in the future. However, we believe that current and future available capital resources will be adequate to fund our operations for the next twelve months, because we are continuing to implement cost containment measures in an effort to reduce cash consumption both domestically and abroad and we are working to increase sales of our software products. The results of these combined efforts have reduced our cash consumption to approximately $150,000 per month. We intend to continue these combined efforts with the goal of eliminating our monthly cash consumption by March 31, 2003.

         We currently are seeking financing but do not have any final commitments for additional financing other than a $500,000 credit line from a major stockholder under which we have not made any borrowings. We may use a portion of any funds we receive from any additional financing to intensify our current marketing efforts. Because the benefits of enhanced marketing efforts likely would not be realized for at least several months from operations after the efforts are expended, the elimination of our cash consumption may be postponed.

         To the extent we are in need of any additional financing, we cannot assure you that any such additional financing will be available to us on acceptable terms, or at all. In addition, any future financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock likely will include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock.

         If adequate funds from operating or financing activities are not available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, our inability to obtain any needed financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also hinder our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

         OUR PLANS TO RETURN TO PROFITABILITY ARE DEPENDENT ON OUR ABILITY TO INCREASE REVENUES DESPITE CUTTING COSTS IN A VARIETY OF AREAS, WHICH MAY NOT BE FEASIBLE.

         We incurred net losses of $8,944,000 and $6,637,000 for the fiscal years ended March 31, 2002 and 2001, respectively and a net loss of $1,242,000 for the quarter ended September 30, 2002. During the past year we have significantly reduced our operating expenses. However, in order to achieve profitability, we must increase our revenues while continuing to control our expenses tightly. Because some of the areas of expense cutting, such as sales and marketing and research and marketing, involve activities that we ordinarily undertake with the expectation that they will contribute to future revenues, obtaining and maintaining profitability may be difficult, even with reduced expenses. Even if near-term profitability can be achieved through cost-cutting, it will not be sustainable if the effect of cost-cutting is to impede future revenue growth.

         OUR ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" COULD CAUSE US TO INCUR LARGE LOSSES IN CERTAIN ACCOUNTING PERIODS IF WE DETERMINE THAT THERE HAS BEEN A SIGNIFICANT IMPAIRMENT OF GOODWILL.

         In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement 142, "Goodwill and Other Intangible Assets." We adopted this statement effective April 1, 2002. Under this statement, goodwill is no longer amortized and became subject to annual testing for impairment beginning April 1, 2002. The provisions of this statement require us to perform a two-step test to assess goodwill for impairment. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and we need not proceed to the second step. If the carrying value of a reporting unit exceeds its fair value, then we must determine and compare the implied fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we will record an impairment loss in the amount of the excess. With regard to a reporting unit's goodwill balance at April 1, 2002, we were required to perform the first step of the annual testing for impairment by September 30, 2002. If the results of that step indicated that goodwill may be impaired, we were then required to complete the second step as soon as possible, but no later than March 31, 2003.

         We assessed the fair value of our three reporting units by considering their projected cash flows, using risk-adjusted discount rates, and by the market approach in evaluating the market valuation of the units as compared to competing companies. Given consideration of relevant factors, we concluded that, as of April 1, 2002, an impairment write-down for our IT Services division was required. In accordance with the provisions of the statement, the determination of the amount of the impairment and, therefore, the write-down for the IT Services division, will be completed by March 31, 2003. We are required to perform additional reviews for impairment at least annually. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. We cannot predict whether or when there will be an additional impairment charge, or the amount of any such charge. If the charge is significant, it could cause the market price of our common stock to decline.

         WE HAVE RECENTLY EXPANDED INTO NEW LINES OF BUSINESS AND MAY EXPAND INTO OTHER LINES OF BUSINESS. WE HAVE A LIMITED OPERATING HISTORY AND LACK EXPERIENCE IN THESE NEW LINES OF BUSINESS, WHICH MAKES IT DIFFICULT TO PREDICT OUR FUTURE SUCCESS.

         We have only recently diversified our business and are now offering Internet-based business-to-business services and telephony services to the global Community. We intend to provide integrated communications services to and from global destinations to consumers, carriers and businesses. As a result, we have limited or no operating histories in each of these new or proposed lines of business. Therefore, our historical financial information is of limited value in projecting our future results. Our future success in these new markets that we recently entered and plan to enter in the future is, therefore, difficult to predict.

         IF WE ARE UNABLE TO INTEGRATE OUR NEW LINES OF BUSINESS WITH OUR HISTORICAL CORE BUSINESSES, WE WILL NOT ACHIEVE OPERATING EFFICIENCIES, MANAGEMENT ATTENTION WILL BE DIVERTED AND WE MAY INCUR UNANTICIPATED EXPENSES.

         We have been in the engineering software business for over 20 years and our two IT consulting businesses have a combined 11 years of operating experience. We have only recently entered the Internet content and commerce services, Internet-based IT business-to-business services, and telephony services. In the future, we may expand into the integrated Indian-focused communications markets. Our expansion into these new and proposed lines of business may be particularly difficult for us to manage, and acquisitions in these fields may be more difficult for us to integrate, at least initially, because they involve different disciplines and require different expertise than our core businesses. In addition, this expansion may detract management's time and attention away from our core businesses. If we are not able to attain the level of expertise and reputation in these fields that we believe we have attained in the engineering software field and, through our acquisitions, within the IT consulting field, we may not be able to generate revenues from these lines of business in amounts sufficient to justify the expenses we incur in operating them. Alternatively, in order to make them successful in the long term, we may need to incur significant near-term expenses in order to develop the expertise and reputation we desire, which could have the effect of offsetting any positive operating results we might be achieving in our other lines of business.

         IF WE ARE UNABLE TO MANAGE OUR EXPANDED OPERATIONS EFFECTIVELY, THE QUALITY OF OUR PRODUCTS AND SERVICES, AND THUS OUR OVERALL REPUTATION, COULD DECLINE.

         We have experienced rapid growth in the past few years in some of our new lines of business and expect to continue to experience growth over the next several years. This growth has placed, and will continue to place, a significant strain on our management and other resources. Our ability to manage our growth will require us to continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees. Among other things, we will need to hire and integrate new managers and install and operate new or enhanced accounting, financial management and information systems. If we are unable to manage our growth effectively, the quality of our products and services could suffer, and we may become unable to identify, hire and retain key personnel.

         OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR CURRENT MANAGEMENT
         TEAM.

         Our founder, Chairman and Chief Executive Officer, Amrit K. Das, and our President and Chief Operating Officer, Jyoti Chatterjee, have each been with us for more than 17 years. Their experience, expertise, industry knowledge and historical company knowledge would be extremely difficult to replace if we were to lose the services of either of them. The precise impact of the loss of services of either of them is extremely difficult to predict, but would likely result in, at a minimum, significant costs to recruit, hire and retain a successor and impaired operating results while the successor was being recruited and transitioning into the position. We do not currently maintain life insurance on the lives of either of these officers.

         THE MARKETS IN WHICH WE CURRENTLY COMPETE AND PLAN TO COMPETE ARE HIGHLY COMPETITIVE, AND WE EXPECT THEM TO BECOME MORE COMPETITIVE IN THE FUTURE, WHICH COULD RESULT IN SIGNIFICANT PRICE COMPETITION, REDUCED REVENUES, LOWER PROFIT MARGINS OR LOSS OF MARKET SHARE.

         The Internet-based services, Internet-based engineering software products and services and telephony services markets each are highly competitive. These markets may experience pricing and margin pressure, which could adversely affect our operating results and financial position. A number of companies offer products and services within the same markets that we target.

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

         THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO FLUCTUATE.

         Our quarterly operating results have varied in the past and may continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may result from a number of factors, including the following:

         o    the level of e-commerce activity;
         o the number of purchasers of our phone cards and the level of usage by those purchasers;
         o the level of demand for Internet-based IT business-to-business consulting services and Internet-based engineering software products and services;
         o the prices that we are able to charge for our products and services;
         o costs related to possible acquisitions of new technologies and businesses;
         o changes affecting the Internet generally or the operation of our Websites;
         o the amount and timing of capital expenditures and other costs relating to the expansion of our Internet network; and
         o    general economic conditions.

         Many of our expenses are relatively fixed in the short-term. We cannot assure you that our revenues will increase in proportion to any increase in our expenses. We may be unable to adjust spending quickly enough to offset any unexpected revenues shortfall. This could lead to a shortfall in revenues in relation to our expenses, which could cause our stock to drop.

         IF THE QUALITY AND MAINTENANCE OF THE THIRD-PARTY COMMUNICATIONS INFRASTRUCTURE ON WHICH WE RELY SUFFERS, OUR SERVICE COULD BE DISRUPTED, OUR REPUTATION COULD BE HARMED AND WE COULD LOSE CUSTOMERS.

         We rely on a third-party communications infrastructure to carry our voice traffic. We have no control over whether the infrastructure on which we rely will be adequately maintained by the third parties or whether the third parties will be able to upgrade or improve their equipment and prevent it from becoming obsolete. If the third parties fail to maintain, upgrade or improve their equipment, our ability to provide services would be impaired or interrupted. Impairments or interruptions, particularly impairments or interruptions that are frequent or long-lasting, could harm our reputation and cause us to lose existing or potential customers.

         FINANCIAL STATEMENTS OF OUR FOREIGN SUBSIDIARIES ARE PREPARED USING THE RELEVANT FOREIGN CURRENCY, WHICH MUST BE CONVERTED INTO U.S. DOLLARS FOR INCLUSION IN OUR CONSOLIDATED FINANCIAL STATEMENTS. AS A RESULT, EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT OUR REPORTED RESULTS OF OPERATIONS.

         We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into U.S. dollars, and the statements of operations are converted using weighted average exchange rates for the applicable periods. Foreign currency denominated sales may result in gains and losses on the conversion to U.S. dollars. Therefore, exchange rate fluctuations can have a detrimental effect on our reported operating results. We do not engage in hedging activities to protect against the risk of currency fluctuations.

         OUR OPERATIONS IN INDIA COULD PROVE TO BE UNPROFITABLE DUE TO RISKS INHERENT IN INTERNATIONAL BUSINESS ACTIVITIES.

         Sales of our products and services to customers located outside the U.S. accounted for approximately 24.8% and 19.1% of our net revenue for the fiscal years ended March 31, 2002 and March 31, 2001, respectively, and 28.4% of our net revenue for the six months ended September 30, 2002. We are subject to a number of risks associated with international business activities that could adversely affect our operations in India and slow our growth. These risks generally include, among others:

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

         Any of these risks could cause our Indian operations to become economically unfeasible.

         IF THERE IS A CHANGE IN THE CURRENT INDIAN GOVERNMENT POLICY FAVORING DEREGULATION, WE COULD LOSE THE PERCEIVED BENEFITS OF OPERATING IN INDIA.

         During the past decade, the government of India has pursued policies of economic liberalization, including significant relaxation of restrictions on the private business sector. Although the Indian government has changed three times since 1996, the policies of economic liberalization have continued. The current government has continued these policies of liberalization and deregulation, which have resulted in significantly increased opportunities for publicly and privately held businesses in the Internet access and telecommunications markets in which we operate in India. Although there are no indications that these trends will not continue, we cannot assure you that the current government will remain in power or that these policies will continue. A significant change in the Indian government's policies could cause operations in India to become more expensive or more difficult, and in either case cause us to have to re-evaluate the economic viability of operating there.

         CONFLICTS INVOLVING INDIA COULD ADVERSELY AFFECT THE INDIAN ECONOMY AND, AS A RESULT, OUR ABILITY TO CONDUCT ECONOMICALLY VIABLE OPERATIONS THERE.

         South Asia has from time to time experienced civil unrest and hostilities among neighboring countries, including India and Pakistan. In April 1999, India and Pakistan conducted long-range missile tests. Since May 1999, military confrontations between India and Pakistan have occurred in the disputed Himalayan region of Kargill. Further, in October of 1999, the leadership of Pakistan changed as a result of a coup led by the military. Additionally, the terrorist attack on the Indian parliament in December 2001, and subsequent escalation of hostilities at the India-Pakistan border in 2002, have heightened the tensions between India and Pakistan. If a conflict involving India and any of its neighboring countries should occur, it could have an adverse affect on the Indian economy which could, in turn, cause our operations there to cease making economic sense.

         OUR BUSINESS MAY NOT BE COMPATIBLE WITH DELIVERY METHODS OF INTERNET ACCESS SERVICES DEVELOPED IN THE FUTURE.

         We face the risk that fundamental changes may occur in the delivery of Internet access services. Currently, Internet services are accessed primarily by computers and are delivered by modems using telephone lines. As the Internet becomes accessible by cellular telephones, personal data assistants, television set-top boxes and other consumer electronic devices, and becomes deliverable through other means involving coaxial cable or wireless transmission media, we will have to develop new technology or modify our existing technology to accommodate these developments. Our pursuit of these technological advances, whether directly through internal development or by a third party license, may require substantial time and expense. We may be unable to adapt our Internet service business to alternate delivery means, and new technologies may not be available to us at all.

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

         U.S. FEDERAL OR STATE GOVERNMENTS MAY INCREASE TELEPHONY REGULATION, WHICH COULD CAUSE THAT BUSINESS TO BECOME ECONOMICALLY UNVIABLE, EITHER AS A RESULT OF INCREASED EXPENSES OR AS A RESULT OF LIMITATIONS ON GROWING THAT BUSINESS.

         Our provision of telecommunications services is subject to government regulation in the U.S. Federal law regulates international and interstate telecommunications, while states have jurisdiction over telecommunications that originate and terminate within the same state. Changes in existing policies or regulations by Congress, by the Federal Communications Commission, or the FCC, or any state could cause operating in this field to become more expensive or could cause expansion to become more difficult, such as by limiting the ability to obtain necessary licenses. We cannot assure you that the regulatory authorities in one or more states or the FCC will not take action causing this business to become unviable for us.

         OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

         The market prices of securities of technology-based companies like ours, particularly Internet-related companies, currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during the 52-week period ended November 29, 2002, the high and low sale prices of a share of our common stock were $7.70 and $1.35, respectively. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control. These factors include, among others, deviations in our results of operations from the estimates of securities analysts, changes in securities analysts' estimates of our financial performance, changes in market valuations of similar companies and stock market price and volume fluctuations generally. Furthermore, we are less than a year into a cost-cutting campaign that we hope will improve our operating results. Until the full effects of our cost-cutting efforts become clear, including whether those cuts have a long-term negative impact on revenues, it is likely that our quarter-to-quarter performance will be unpredictable and our stock price particularly volatile.

         In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Because of the volatility of the market price of our common stock, we may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

         OUR NET OPERATING LOSS CARRYFORWARDS MAY BE SUBJECT TO AN ANNUAL LIMITATION ON THEIR UTILIZATION, WHICH MAY INCREASE OUR TAXES AND DECREASE AFTER-TAX INCOME AND CASH FLOWS.

As of March 31, 2002, we had available net operating loss carryforwards of $9,321,000 for federal income tax purposes and $5,133,000 for state income tax purposes. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period. To the extent we are unable to fully use these net operating loss carryforwards to offset future taxable income, we will be subject to income taxes on future taxable income, which will decrease our after-tax income and cash flows.

         THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK COULD ADVERSELY AFFECT THE PERFORMANCE OF OUR STOCK.

         As of November 29, 2002, our executive officers and directors and their family members together beneficially owned approximately 45% of the issued and outstanding shares of our common stock. As a result, these persons have the ability to exert significant control over matters that could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving our company. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders, and may adversely affect the market price of our common stock.

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

                           SUMMARY COMPENSATION TABLE

                                                                       Long-Term
                                                                      Compensation
                                           Annual Compensation           Awards
                                        --------------------------    ------------
                                                                      Securities
                                                     Other Annual     Underlying        All Other
         Name and                       Salary       Compensation       Options       Compensation
    Principal Position       Year         ($)           (1)($)            (#)             ($)
    ------------------       ----         ---           ------            ---             ---
Amrit K. Das                 2002       324,000         73,219            ---         18,072(2)
  Chief Executive Officer    2001       324,000         73,183          30,000        26,068(2)
                             2000       322,400           ---             ---         28,055(2)


Jyoti Chatterjee             2002       210,600         37,797            ---         10,968(3)
  President and Chief        2001       210,600         36,573          30,000        10,500(3)
  Operating Officer          2000       209,160           ---             ---         11,116(3)


Clara Young                  2002       121,500         24,890            ---         10,905(3)
  Corp. Vice President,      2001       121,500         16,203           9,000         7,290(3)
  Chief Administrative       2000       121,100           ---             ---          8,111(3)
  Officer


Stephen Owen                 2002       126,540         17,932(4)         ---         29,641(5)
  Corporate Vice President,  2001       107,481         21,164(4)       12,000        30,144(5)
  President, European        2000       111,002         23,995(4)         ---         36,619(5)
  Operations


Santanu Das                  2002       124,616           ---             ---         15,992(6)
  Corporate Vice President,  2001       124,616           ---           30,000        12,627(6)
  President, Engineering     2000        72,662           ---             ---          6,929(6)
  and Animation Software
  and ASP


________________________________________________________________________________
(1) The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.
(2) Represents 401(k) contributions as well as premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das in the amount of $6,972 in 2002, $15,568 in 2001, and $16,855 in 2000.
(3)  Represents 401(k) contributions made by us on behalf of the Named
     Executive.
(4) Represents car allowance and imputed interest for Mr. Owens non-interest bearing loan in the amount of $5,100 in 2002, $7,820 in 2001, and $9,520 in 2000.
(5)  Represents contributions to pension plan.
(6) Represents 401(k) contributions as well as premiums paid by us pursuant to a life insurance policy established for the benefit of Santanu Das in the amount of $5,150 in 2002 and 2001 and $6,929 in 2000.

STOCK OPTION GRANTS IN 2002

         In fiscal 2002, no options or stock appreciation rights were granted to the Named Executives.

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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                            Number of Securities           Value of Unexercised In-the-Money
                                                       Underlying Unexercised Options      Options at Fiscal Year-End ($) (a)
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

(a) Calculated based on the difference between $4.59, the closing price of our common stock at March 31, 2002, and grant price of the underlying options.

LONG-TERM INCENTIVE PLAN AWARDS

         In fiscal 2002, no awards were given to Named Executives under long-term incentive plans.

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

NAME AND ADDRESS               AMOUNT AND NATURE OF BENEFICIAL  PERCENT OF CLASS
OF BENEFICIAL OWNER             OWNERSHIP OF COMMON STOCK (1)   OF COMMON STOCK
-------------------             -----------------------------   ---------------

Amrit K. Das (2)(3)(4)                    2,750,018               15.8%

Jyoti Chatterjee (2)(3)(5)                  504,490                2.9%

Clara Young (2)(6)                          115,372                *

Stephen Owen (2)(3)(7)                      167,524                *

Santanu Das (2)(3)(8)                     2,734,900               15.7%

John Pepin (3)                              121,200                *

Garett Vreeland (3)(9)                        3,334                *

Peter Kellogg
120 Broadway
New York, NY 10271                        3,834,100               22.2%

Sormistha Das
1043 Taylor Court
Anaheim Hills, CA 92808                   1,862,914               10.8%

All Directors and
Executive
Officers of the Company as
a Group (7 persons) (10)                  6,396,838               35.5%
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

(4) Includes 1,279,759 shares of Common Stock held by the A. and P. Das Living Trust and 180,000 shares of common stock underlying options, which are exercisable as of June 14, 2002 or within 60 days after such date. Does not include 1,862,914 shares of common stock held by Mr. Das' daughter, Sormistha Das, or 2,734,900 shares of common stock beneficially held by Mr. Das' son, Santanu Das. Mr. Das disclaims beneficial ownership of the shares of common stock held by Sormistha Das and Santanu Das. Includes 50,000 shares of common stock held by the Purabi Das Foundation, Inc., of which Mr. Das is the Trustee. Mr. Das disclaims beneficial ownership of these shares.
(5) Includes 236,000 shares of common stock underlying options, which are exercisable as of June 14, 2002 or within 60 days after such date.
(6) Includes 80,000 shares of common stock underlying options, which are exercisable as of June 14, 2002 or within 60 days after such date.
(7) Includes 84,000 shares of common stock underlying options, which are exercisable as of June 14, 2002 or within 60 days after such date.
(8) Includes 180,000 shares of common stock underlying options, which are exercisable as of June 14, 2002 or within 60 days after such date. Mr. Das is the son of Amrit Das, our Chief Executive Officer.
(9) Represents 3,334 shares of common stock underlying options, which are exercisable as of June 14, 2002 or within 60 days after such date.
(10) Includes 763,334 shares of common stock underlying options, which are exercisable as of June 14, 2002 or within 60 days after such date.


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

                                                                                    Number of Securities
                                                                                   Remaining Available for
                                                                                    Future Issuance Under
                            Number of Securities to be      Weighted Average         Equity Compensation
                              Issued Upon Exercise of       Exercise Price of         Plans (Excluding
                              Outstanding Options and      Outstanding Options     Securities Reflected in
      Plan Category              Warrants (a) (1)           and Warrants (b)             Column (a))
      -------------              ----------------           ----------------             -----------
Equity compensation plans
approved by security
holders                              1,933,000                    $2.41                    755,000
Equity compensation plans
not approved  by security
holders                                 ---                        ---                       ---
                            ---------------------------- ------------------------ --------------------------
TOTAL                                1,933,000                    $2.41                    755,000
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

         In November 2000, we entered into a non-interest bearing secured loan agreement and promissory note with Mr. Stephen Owen, an officer and director of our company, in the amount of $85,000. The loan is payable upon demand and is secured by Mr. Owen's pledge of the proceeds from the exercise and sale of his vested options. The loan agreement does not state that periodic payments are due. As of March 31, 2002, the entire amount of the loan is outstanding and is included in notes and related party receivable. In April 2002, Mr. Owen repaid $7,030 towards this loan.

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

         2.12 Exchange Agreement dated March 30, 2000 between the registrant, Elliott Associates, L.P. and Westgate International, L.P. +++

         2.13 Stock Purchase Agreement dated March 27, 2000 between the registrant, Allegria Software, Inc. and GRAL, Inc. +++

         3.1 Form of Certificate of Incorporation of the registrant filed with the Delaware Secretary of State on August 28, 2000.******

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

         10.12 Employment Agreement dated June 1, 2001, by and between the registrant and Amrit K. Das.++++

         10.13 Employment Agreement dated June 1, 2001, by and between the registrant and Jyoti Chatterjee.++++

         10.14 Employment Agreement dated June 1, 2001, by and between the registrant and Clara Y. M. Young.++++

         10.15 Employment Agreement dated June 1, 2001, by and between the registrant and Santanu Das.++++

         10.16 Standard Industrial/Commercial Single-Tenant Lease-Net dated November 30, 1999 by and between Lowenberg Corporation and the registrant

         10.17 Employee Loan Agreement and Promissory Note dated May 3, 2001 by and between the registrant and Santanu Das

         10.18 Employee Loan Agreement and Promissory Note dated November 1, 2000 by and between the registrant and Stephen Owen

         21.1     Subsidiaries of the registrant.+++++

         23.1     Consent of KPMG LLP.

         99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

             None.

-------------------------------------------------------
* Filed as an exhibit to our Registration Statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA) and incorporated herein by reference.
** Filed as an exhibit to our Form 10-KSB for the fiscal year ended March 31, 1997 and filed with Securities and Exchange Commission on June 30, 1997, or amendment thereto filed on August 19, 1997 and incorporated herein by reference.
*** Filed as an exhibit to our Form 10-QSB for the quarterly period ended December 31, 1998 and filed with the Securities and Exchange Commission on February 11, 1999 and incorporated herein by reference.
**** Filed as an exhibit to our Form 8-K dated February 26, 1999 and filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.
***** Filed as an exhibit to our Form 8-K dated September 14, 1999 and filed with the Securities Exchange Commission on September 29, 1999.
******   Filed as an exhibit to our information statement filed pursuant to S section 14 (c) of the Securities Act on July 27, 2000 and incorporated herein by reference.
+ Filed as an exhibit to our Proxy Statement filed pursuant to Section 14(a) of the Securities Act on November 12, 1998 and incorporated herein by reference.
++ Filed as an exhibit to our Form 10-KSB dated March 31, 1999 and filed with the Securities and Exchange Commission on June 30, 1999 and incorporated herein by reference.
+++ Filed as an exhibit to our Form 10-KSB dated March 31, 2000 and filed with the Securities Exchange Commission on June 26, 2000 and incorporated herein by reference.
++++ Filed as an exhibit to our form 10-KSB dated March 31, 2001 and filed with the Securities Exchange Commission on July 13, 2001 and incorporated herein by reference.
+++++ Filed as an exhibit to our form 10-KSB dated March 31, 2002 and filed with the Securities Exchange Commission on July 1, 2002 and incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NETGURU, INC.


Dated: December 2, 2002                    /s/ Amrit K. Das
                                           -------------------------------------
                                           Amrit K. Das, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                 Title                                Date
---------------------------      --------------------------------------      -------------------

/s/ Amrit K. Das                  Chairman of the Board, Chief
---------------------------       Executive Officer and Director              December 2, 2002
Amrit K. Das                      (principal executive officer)


/s/ Jyoti Chatterjee              President, Chief Operating Officer,         December 2, 2002
---------------------------       Director
Jyoti Chatterjee


/s/ Bruce Nelson                  Chief Financial Officer (Principal          December 2, 2002
---------------------------       Accounting Officer)
Bruce Nelson


/s/ Santanu Das                   Corporate Vice President, President,        December 2, 2002
---------------------------       Engineering, Collaboration and
Santanu Das                       Animation and Director


/s/ Stephen Owen                  Corporate Vice President, President,        December 2, 2002
---------------------------       European Operations and Director
Stephen Owen


/s/ Stanley W. Corbett            Director                                    December 2, 2002
---------------------------
Stanley W. Corbett


                                  Director                                    December 2, 2002
---------------------------
Garret Vreeland


                                  Director                                    December 2, 2002
---------------------------
L.M. Singhvi


                                 CERTIFICATIONS

         I, Amrit K. Das, certify that:

         1. I have reviewed this amendment no. 1 to annual report on Form 10-KSB of netGuru, Inc. ("annual report");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 2, 2002                     /s/ AMRIT K. DAS
                                           -------------------------------------
                                           Amrit K. Das, Chief Executive Officer
                                           (principal executive officer)

         I, Bruce Nelson, certify that:

         1. I have reviewed this amendment no. 1 to annual report on Form 10-KSB of netGuru, Inc. ("annual report");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 2, 2002                     /s/ BRUCE K. NELSON
                                           -------------------------------------
                                           Bruce Nelson, Chief Financial Officer
                                           (principal financial officer)

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


                                  /s/ KPMG LLP


Orange County, California
May 30, 2002


                             NETGURU, INC. AND SUBSIDIARIES

                               Consolidated Balance Sheet

                                     March 31, 2002

                   (In thousands, except share and per share amounts)



                                         ASSETS

Current assets:
    Cash and cash equivalents                                                 $  3,466
    Accounts receivable (net of allowance for doubtful accounts of $919)         3,325
    Income tax receivable                                                          305
    Notes and related party loans receivable                                       269
    Prepaid expenses and other current assets                                    1,543
                                                                              ---------

           Total current assets                                                  8,908

Property, plant and equipment, net                                               4,169
Goodwill (net of accumulated amortization of $4,438)                             9,105
Other assets                                                                       884
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


                               NETGURU, INC. AND SUBSIDIARIES

                           Consolidated Statements of Operations

                            Years ended March 31, 2002 and 2001

                    (In thousands, except share and per share amounts)


                                                                 2002            2001
                                                             -------------   -------------
Net revenues:
    Software sales, maintenance and services                 $      9,313    $     10,066
    IT services                                                     9,869          18,019
    Internet, e-commerce and collaborative
      software solutions                                            5,102           3,217
                                                             -------------   -------------

           Total net revenues                                      24,284          31,302

Cost of revenues:
    Software sales, maintenance and services                          910           2,021
    IT services                                                     7,484          12,223
    Internet, e-commerce and collaborative
      software solutions                                            4,230           2,214
                                                             -------------   -------------

           Total cost of revenues                                  12,624          16,458

           Gross profit                                            11,660          14,844
                                                             -------------   -------------

Operating expenses:
    Selling, general and administrative                            13,001          13,815
    Research and development                                        1,824           2,706
    Amortization of goodwill                                        1,290           1,360
    Depreciation and other amortization                             1,441           1,082
    Impairment charge                                               1,651              --
    Restructuring                                                      25           2,400
                                                             -------------   -------------

           Total operating expenses                                19,232          21,363
                                                             -------------   -------------

           Operating loss                                          (7,572)         (6,519)
                                                             -------------   -------------

Other expense (income):
    Interest, net                                                     160            (193)
    Other                                                              20            (146)
                                                             -------------   -------------

           Total other expense (income)                               180            (339)
                                                             -------------   -------------

Loss before income taxes                                           (7,752)         (6,180)

Income tax expense                                                  1,192             457
                                                             -------------   -------------

           Net loss                                          $     (8,944)   $     (6,637)
                                                             =============   =============

Net loss per common share:
     Basic                                                   $      (0.53)   $      (0.45)
                                                             =============   =============
     Diluted                                                 $      (0.53)   $      (0.45)
                                                             =============   =============
Common shares used in computing net loss per common share:
     Basic                                                     16,982,496      14,781,331
                                                             =============   =============
     Diluted                                                   16,982,496      14,781,331
                                                             =============   =============


See accompanying notes to consolidated financial statements.

                                                  NETGURU, INC. AND SUBSIDIARIES

                              Consolidated Statements of Stockholders' Equity and Comprehensive Loss

                                                Years ended March 31, 2002 and 2001

                                               (In thousands, except share amounts)



                                        COMMON STOCK                 RETAINED    ACCUMULATED
                                     ------------------ ADDITIONAL   EARNINGS        OTHER          TOTAL           TOTAL
                          PREFERRED   NUMBER OF   PAR     PAID-IN  (ACCUMULATED  COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                            STOCK      SHARES    VALUE    CAPITAL    DEFICIT)    INCOME (LOSS)      EQUITY       INCOME(LOSS)
                          ---------  -----------  -----  ---------  -----------  -------------   -------------   -------------
Balance, March 31, 2000          --  13,264,035   $ 133  $ 28,500   $   (1,224)  $      (344)    $     27,065
                          ---------  -----------  -----  ---------  -----------  ------------    -------------

Net loss                         --          --      --        --       (6,637)           --           (6,637)   $     (6,637)

Foreign currency
   translation                   --          --      --        --           --          (693)            (693)           (693)
                          ---------  -----------  -----  ---------  -----------  ------------    -------------   -------------

Comprehensive loss for
   the year ended March
   31, 2001                      --          --      --        --       (6,637)         (693)              --    $     (7,330)
                                                                                                                 =============
Preferred stock
   conversion                    --   1,136,065      11       (11)          --            --               --

Repurchase of preferred
   stock                         --     400,000       4    (6,564)          --            --           (6,560)

Issuance of common
   stock in connection
   with acquisition              --      25,000      --       750           --            --              750

Issuance of common
   stock to private
   investors                     --   1,870,270      19     9,302           --            --            9,321

Exercise of stock
   warrants                      --      80,000       1       386           --            --              387

Exercise of stock
   options                       --     100,199       1       198           --            --              199

Repurchase of common
   stock                         --     (10,965)     --       (76)          --            --              (76)

Compensation expense
   for stock options
   issued to employees
   below fair value              --          --      --       136           --            --              136
                          ---------  -----------  -----  ---------  -----------  ------------    -------------

Balance, March 31, 2001   $      --  16,864,604   $ 169  $ 32,621   $   (7,861)  $    (1,037)    $     23,892
                          =========  ===========  =====  =========  ===========  ============    =============

Net loss                         --          --      --        --       (8,944)           --           (8,944)   $     (8,944)

Foreign currency
   translation                   --          --      --        --           --           (57)             (57)            (57)
                          ---------  -----------  -----  ---------  -----------  ------------    -------------   -------------

Comprehensive loss for
   the year ended March
   31, 2002                      --          --      --        --       (8,944)          (57)              --    $     (9,001)
                                                                                                                 =============

Issuance of common
   stock to consultants          --     325,000       3       703           --            --              706

Exercise of stock
   options                       --      88,246       1        55           --            --               56

Repurchase of common
   stock                         --     (12,000)     --      (400)          --            --             (400)

Compensation expense
   for stock options
   issued to employees
   below fair value              --          --      --        78           --            --               78
                          ---------  -----------  -----  ---------  -----------  ------------    -------------   -------------

Balance, March 31, 2002   $      --  17,265,850   $ 173  $ 33,057   $  (16,805)  $    (1,094)    $     15,331
                          =========  ===========  =====  =========  ===========  ============    =============


See accompanying notes to consolidated financial statements.

                                   NETGURU, INC. AND SUBSIDIARIES

                               Consolidated Statements of Cash Flows

                                Years ended March 31, 2002 and 2001

                                           (In thousands)

                                                                               2002         2001
                                                                             ---------   ---------
Cash flows from operating activities:
    Net loss                                                                 $ (8,944)   $ (6,637)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                           2,731       2,442
        Bad debt expense                                                          358         590
        Deferred income taxes                                                   1,334         318
        Compensation expense recognized on issuance of stock options               78         136
        Restructuring                                                              25       2,400
        Impairment charge                                                       1,651          --
        Consulting expense recognized on issuance of common stock                 525          --
        Loss on disposal of property                                              146          --
        Changes in operating assets and liabilities (net of acquisitions):
          Accounts receivable                                                   1,161      (1,419)
          Notes and related party loans receivable                               (256)        210
          Income tax receivable                                                  (305)         --
          Deposits                                                                 --       2,381
          Prepaid expenses and other current assets                              (761)       (697)
          Other assets                                                            (38)       (794)
          Accounts payable                                                       (164)        317
          Accrued expenses                                                       (426)       (382)
          Income taxes payable                                                     29         (91)
          Accrued restructuring costs                                            (177)        (96)
          Other current liabilities                                               111          --
          Deferred maintenance revenue                                           (233)        731
          Deferred gain on sale-leaseback                                         (70)        (70)
                                                                             ---------   ---------

                  Net cash used in operating activities                        (3,225)       (661)
                                                                             ---------   ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                    (394)     (4,598)
    Payments to acquire companies, net of cash acquired                           (72)     (2,042)
                                                                             ---------   ---------

                  Net cash used in investing activities                          (466)     (6,640)
                                                                             ---------   ---------

Cash flows from financing activities:
    Proceeds from issuance of bank debt                                            93         385
    Repayment of bank debt                                                       (314)     (1,147)
    Payment of capital lease obligations                                         (265)       (132)
    Issuance of common stock                                                       79       9,907
    Repurchase of preferred stock                                                  --      (6,560)
    Repurchase of common stock                                                   (364)        (76)
                                                                             ---------   ---------

                  Net cash (used) provided by financing activities               (771)      2,377
                                                                             ---------   ---------

    Effect of exchange rate changes on cash and cash equivalents                  (30)       (383)
                                                                             ---------   ---------

                  Decrease in cash and cash equivalents                        (4,492)     (5,307)

Cash and cash equivalents, beginning of year                                    7,958      13,265
                                                                             ---------   ---------

Cash and cash equivalents, end of year                                       $  3,466    $  7,958
                                                                             =========   =========

                                            (Continued)

                               NETGURU, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows, Continued



                                                                            2002      2001
                                                                          --------  --------
Supplemental disclosure of cash flow information:
    Cash paid for:
      Interest                                                            $   268   $   154
                                                                          ========  ========
      Income taxes                                                            105       152
                                                                          ========  ========

Supplemental disclosure of non-cash investing and financing activities:
    Acquisition of equipment under capital leases                         $   677   $   334
    Acquisition of equipment - received in lieu of payment on accounts         70        --
      receivable
    Write-off of assets against accrued restructure reserve                    --     1,995
    Issuance of common stock, warrants and options in connection with
      acquisitions                                                             --       750

Acquisitions:
    Fair value of assets acquired, net of cash                            $    72   $ 2,868
    Liabilities assumed                                                        --       (76)
                                                                          --------  --------

    Net assets acquired                                                        72     2,792
    Less: non-cash consideration given                                         --      (750)
                                                                          --------  --------

    Payments to acquire companies, net of cash acquired                   $    72   $ 2,042
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

       IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       The Company applies the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain identifiable intangibles (including Goodwill) be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company applies the provisions of SFAS No. 86 (SFAS 86), "ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" for evaluating unamortized capitalized software development costs. At each balance sheet date, the Company compares the unamortized software development cost of each product to the net realizable value of the product. The amount by which the unamortized software development cost exceeds the net realizable value of the product is written off. At March 31, 2002, the Company had no write-off of unamortized software development costs. In fiscal 2002, the Company recorded an impairment charge of $1,651,000. Of this amount, $684,000 was related to the write-off of capitalized film production costs; $651,000 was related to the write-off of assets of Interra Global, one of the Company's subsidiaries in India; and $316,000 represented the write-down of goodwill related to the purchase of e-Destinations, the Company's travel services subsidiary. The Company wrote off capitalized film

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       production costs, since revenues-to-date and forecasted revenues from these film assets did not support carrying value of the recorded amounts. The Company surrendered the license held by Interra Global and recorded the above-noted impairment charge related to the write-off of the assets of this subsidiary in the fourth quarter of fiscal 2002. As a result of uncertainties faced by the travel business, the Company recorded an impairment charge of $316,000 to write down the value of goodwill associated with the acquisition of its travel subsidiary, e-Destinations, Inc. The amount of the write down represented the excess of the carrying amount of goodwill over its fair value. As of March 31, 2002, the Company had $340,000 of unamortized goodwill related to the acquisition of this subsidiary.

       SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

       The Company capitalizes costs related to the development of certain software products in accordance with SFAS 86. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. As of March 31, 2002, capitalized costs of approximately $671,000, net of accumulated amortization, were included in other assets. Approximately $303,000 of this amount represents software developed in-house and $240,000 represents the cost of software developed on the Company's behalf by third parties. The remaining $128,000 represents purchased technology. Additions to capitalized software were $545,000 and $254,000 during fiscal 2002 and 2001, respectively.

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

       REVENUE RECOGNITION

       The Company recognizes revenue when the following criteria are met: 1. persuasive evidence of an arrangement exists, such as agreements, purchase orders or written or online requests; 2. delivery has been completed and no significant obligations remain; 3. the Company's price to the buyer is fixed and determinable; and 4. collectibility is reasonably assured. The Company's revenues arise from the following segments: software sales, maintenance and services (including digital media products and services); information technology ("IT") services; and products and services sold via Internet portals, including ASP services, telecommunication and travel services.

       Revenue from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which we recognize revenue upon achieving such milestones. Our fixed price IT contracts are typically for a short duration of one to three months.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

       The Company sells its engineering and collaborative software along with a maintenance package. This constitutes a multiple element arrangement.
       The price charged for maintenance portion is the same as when the maintenance is sold separately. The fair value of the maintenance contracts sold in all multiple element arrangements are recognized over the term of the maintenance contract.

       Revenues from call termination services are recognized at gross sales value with the applicable cost separately stated in the cost of revenues. Revenues from the Company's own phone card sales are deferred and recognized on the basis of usage, whereas revenues from re-sale of third-party phone cards are recognized net of returns since no significant obligations remain once product is delivered. Certain travel services, based on their nature, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT. Other products and services sold via Internet portals, including certain travel services, where the Company is a travel discounter or an agent, are recognized net of purchase costs when the products and services are delivered and collectibility is probable. Revenues from ASP services are recognized when the services are complete and collectibility is probable.

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       RESEARCH AND DEVELOPMENT

       The Company's research and development costs consist mainly of developers' salaries. The major thrust of the Company's R&D efforts have been and is toward developing software products for sale and toward enhancing existing software products. The Company's R&D efforts are not expended toward developing web sites or for internal use. Accordingly, the Company has not capitalized costs related to web site development costs under EITF 00-2, "Accounting for Web Site Development Costs" or internal use under SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company follows the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" to capitalize software development costs when technological feasibility has been established and stop capitalization when the product is available for general release to customers. We expense development costs when they are related to enhancement of existing software products.

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


                Current assets                             $          97
                Other assets                                          18
                Goodwill                                           2,222
                Current liabilities                                 (76)
                                                            -------------
                                                           $       2,261
                                                            =============

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

(3)    PROVISION FOR RESTRUCTURING OPERATIONS

       In March 2001, the Company announced plans to restructure its operations. As a result of this restructuring plan, the Company recorded a restructuring charge of $2,400,000 in fiscal 2001. The restructuring plan consisted of four major points: 1) refocused strategic direction of Internet service provider ("ISP") initiatives; 2) refocused strategic direction of Internet portal initiatives; 3) consolidation of the Company's technical support activities; and 4) elimination of the Company's in-house legal department.

       With regard to the Company's ISP initiatives in India, the Company redirected its primary focus towards the communication and connectivity services targeted at the corporate market. The total amount charged for the refocus of ISP operations in fiscal 2001 was $1,998,000. This total charge consisted of $117,000 in contractual obligations and $1,827,000 in asset write-offs related to ISP operations in India. These charges did not include any employee costs. The restructuring related to the ISP operations resulted in elimination of depreciation and amortization expenses that would have resulted from the ISP related assets.

       With regard to the Internet portal business, the Company redirected its primary focus towards the telephony and travel services offered through the portal. The initial restructuring charge related to the refocus of the portal business was $194,000, of which $168,000 was related to asset write-offs, and $26,000 was related to contractual obligations. These charges did not include any employee costs. The entire $194,000 was paid in fiscal 2001. During fiscal 2002, an additional $67,000 relating to contractual obligations for the portal operations was paid.

       In March 2001, the Company closed its Boston technical support office as part of consolidating the Company's technical support activities. Technical support activities previously offered from the Boston office were consolidated into the California facility. The closing of this office resulted in the termination of two employees. The restructure charge related to the consolidation of technical support facilities was $166,000, of which $49,000 related to accrued severance payments for the two terminated employees and $117,000 related to contractual lease obligations for the vacated space. In fiscal 2002, the Company made cash payments totaling $58,000 towards settlement of obligations related to this activity. The Company expects that employee costs related to technical support operations would decrease beginning with April 2001 and the facility costs would decrease beginning in October 2003, after the termination of the lease in September 2003.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not filled. Legal services are being obtained from the Company's continuing external legal counsel. In fiscal 2001, the Company estimated that the restructure charge related to the elimination of the in-house legal department to be $42,000. An additional charge of $41,000 was recorded in fiscal 2002 since the original estimate of severance expenses was insufficient. In fiscal 2002, the Company paid $52,000 toward this restructure charge.

       Activity relating to the restructuring charge is as follows (in thousands):

                                 REFOCUS OF       REFOCUS OF      CONSOLIDATION   ELIMINATION
                                     ISP            PORTAL        OF TECHNICAL      OF LEGAL           TOTAL
                                 OPERATIONS       OPERATIONS        SUPPORT        DEPARTMENT
                                ------------     ------------     ------------     ------------     ------------
       March 31, 2000                   -                  --              --               --           -

       Restructuring charge     $     1,998      $        194     $       166      $        42      $     2,400
       Cash payments                 (1,897)             (194)             --               --           (2,091)
                                ------------     ------------     ------------     ------------     ------------

       March 31, 2001           $       101               --      $       166      $        42      $       309
                                ------------     ------------     ------------     ------------     ------------


       Cash payments                     --              (67)             (58)             (52)            (177)

       Adjustments                      (67) a            67   a          (16)  b           41   b          25
                                ------------     ------------     ------------     ------------     ------------

       March 31, 2002           $        34      $        --      $        92      $        31      $       157
                                ============     ============     ============     ============     ============

       a. Represents reversal of over-accrual for contractual obligations for ISP operations and additional amounts accrued for contractual obligations related to the portal operations.

       b. Represents reversal of over-accrual for technical support severance costs and additional amounts accrued for anticipated severance costs for the elimination of the legal department.

       The balance at March 31, 2002 includes $67,000 of lease payments for vacated office space scheduled for payment through September 2003. The remaining personnel costs and contractual obligations are expected to be completed by the end of fiscal 2003.


(4)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment, at cost, as of March 31, 2002 consists of the following (in thousands):

            Land                                              $        24
            Buildings and leasehold improvements                      711
            Office and computer equipment, software
                and furniture                                       5,822
            Assets under capital lease                                909
                                                              ------------

                                                                    7,466

            Less accumulated depreciation                          (3,297)
                                                              ------------
            Net property, plant and equipment                 $     4,169
                                                              ============

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       On December 15, 1999, the Company consummated a sale and leaseback transaction involving its Yorba Linda, California facility. The gross selling price of the property was $3,200,000, $1,689,000 of which was utilized to pay off the balance of the mortgage on the property. The Company received approximately $1,017,000 in cash proceeds, net of transaction costs, and a $250,000 short term note receivable for the sale of the property (payment on note was received prior to March 31, 2000). The proceeds were used to purchase the remaining 20% of NetGuru Systems in December 1999 and for operating purposes. Concurrent with the sale, the Company entered into a fifteen year operating lease on the facility (see Note 9). The net book value of the land and building and the related mortgage were removed from the Company's consolidated balance sheet and the lease payments are being charged to expense as incurred. The gain on the sale transaction of $1,047,000 has been deferred and is being recognized on a straight-line basis over the period of the lease as a reduction in lease expense. The deferred gain, net of accumulated amortization, was $887,000 as of March 31, 2002.

(5)    LONG-TERM DEBT

       Long-term debt, including capital lease obligations, consists of the following at March 31, 2002 (in thousands):

      Term loan from a bank in India, bearing interest
          at 3.5% over the bank's medium term prime rate
          (for an effective rate of 16.0% at March 31, 2002)
          payable monthly, principal due in quarterly
          installments beginning June 2000 and ending March
          2005, secured by substantially all of the Company's
          assets located in India and guaranteed by a major
          shareholder                                                   $    703

      Capital lease obligations maturing at dates ranging
          from July 2003 to December 2006, secured by the
          leased assets                                                    1,444
      Other                                                                  123
                                                                        --------
               Total                                                       2,270
               Less current portion                                          676
                                                                        --------

                                                                        $  1,594
                                                                        ========

       The long-term debt and capital lease obligations mature in each of the following years ending March 31 (in thousands):

                                              LONG-TERM    CAPITAL LEASE
                                                 DEBT       OBLIGATIONS
                                              ---------    -------------

          2003                                $    259       $    548
          2004                                     366            506
          2005                                     176            370
          2006                                       8            189
          2007                                       7            133
          Thereafter                                10             --
                                              ---------      ---------

          Total minimum payments              $    826          1,746
                                              ========

          Less amount representing interest                      (302)
                                                             ---------

          Present value of minimum capital
              lease payments                                    1,444
                                                             ==========

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

       In April 2000, the Company issued 25,000 shares of common stock as a portion of the purchase price for the acquisition of Allegria Software, Inc ("Allegria"). The recipients of these shares were given the right to demand the Company to repurchase these shares at a price of $28.60 per share at the end of one year. In April 2001, each of the former owners exercised this right. The total repurchase price is $715,000. Agreements were reached with all parties to extend cash payment for this repurchase over a twelve-month period. As of March 31, 2002, the Company had paid $146,000 to one of the former owners for the repurchase of 6,000 shares. The remaining $26,000 is to be paid by November 30, 2002, and has been accrued under "accrued expenses." The repurchase of 6,000 shares from another former owner was settled for a total of $100,000. As of March 31, 2002, $90,000 was paid and the remaining $10,000 has been accrued under "accrued expenses." The owner of the remaining 13,000 shares is holding the stock certificates until full payment is received for these shares. The total cash to be paid for this repurchase was $372,000, of which $128,000 has been paid as of March 31, 2002.

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

       WARRANTS

       The following table summarizes the warrant activity (in thousands, except dollar amounts):

                                                               Weighted
                                           Number of            average
                                           warrants          exercise price
                                          -----------      -----------------
       Outstanding at March 31, 2000          417          $       26.53
       Issued                                 313          $        9.03
       Exercised                              (80)         $        4.84
                                          -----------      -----------------

       Outstanding at March 31, 2001          650          $       20.76
       Issued                                   -          $        -
       Exercised                                -          $        -
                                          -----------      -----------------

       Outstanding at March 31, 2002          650          $       20.76
                                          ===========      =================

       STOCK OPTION PLANS

       The Company has adopted the following employee stock option plans:

                                                                                                      SHARES
                                                          ADOPTED              TERMINATES           AUTHORIZED
                                                    --------------------  ----------------------  ---------------
         NetGuru, Inc. 2000 Stock Option Plan
          (the "2000 Plan")                           December, 2000         November, 2010            1,000,000
         Research Engineers, Inc. 1998 Stock
             Option Plan (the "1998 Plan")            December, 1998         November, 2008            1,000,000
         Research Engineers, Inc. 1997 Stock
             Option Plan (the "1997 Plan")            February, 1997         February, 2007              600,000
         Research Engineers, Inc. 1996 Stock
             Option Plan (the "1996 Plan")               April, 1996            April, 2006              588,000

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The following is a summary of activity related to all outstanding stock options (number of shares in thousands):


                                                                   WEIGHTED
                                                                   AVERAGE
                                                NUMBER OF       EXERCISE PRICE
                                                 SHARES           PER OPTION
                                             ----------------  -----------------
        Outstanding at March 31, 2000           2,000               $2.71
        Granted                                   534                4.11
        Exercised                                (100)               2.06
        Forfeited                                (176)               4.49
                                             ----------------
        Outstanding at March 31, 2001           2,258               $2.93
        Granted                                    54                1.35
        Exercised                                (145)               1.42
        Forfeited                                (134)               5.61
                                             ----------------
        Outstanding at March 31, 2002           2,033               $2.81
                                             ================

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

       As required by SFAS No. 123, the Company discloses below the pro forma and assumption information for stock options using the fair value method (dollars in thousands, except amounts per share):

        For the fiscal years ended March 31,             2002         2001
                                                    ------------   ------------

        Net loss - as reported                      $   (8,944)    $   (6,637)
        Net loss - pro forma                           (11,504)        (9,181)
                                                    ============   ============
        Basic net loss per share -
            as reported                             $    (0.53)    $    (0.45)
            pro forma                                    (0.68)         (0.60)
        Diluted net loss per share -
             as reported                                 (0.53)         (0.45)
             pro forma                                   (0.68)         (0.60)
                                                    ============   ============
        Weighted average fair value of options
            granted                                 $     1.35     $     3.41
                                                    ============   ============
        Black-Scholes option pricing model
            assumptions:
                 Dividend yield                             --             --
                 Expected volatility                       120%           146%
                 Risk-free interest rate                  5.07%          4.87%
                 Expected option lives (in years)          7.0            7.5

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The following table summarizes options outstanding and exercisable by price range at March 31, 2002.

                                 OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                                               Weighted-
                                               Average
                                   \           Remaining         Weighted-                              Weighted-
       Range Of Exercise      Number Of      Contractual          Average         Exercisable At         Average
             Prices            Options           Life          Exercise Price     March 31, 2002     Exercise Price
             ------            -------           ----          --------------     --------------     --------------
      $  0.00 - $  3.80       1,893,632               6.3            $2.21           1,568,466              $2.04
      $  3.80 - $  7.60          10,200               7.5            $4.25              10,200              $4.25
      $  7.60 - $ 11.40         114,000               6.9           $10.36              80,666             $10.32
      $ 11.40 - $ 19.00           8,000               8.3           $18.06               2,667             $18.06
      $ 19.00 - $ 22.80           7,000                -            $21.68               7,000             $21.68

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

       At March 31, 2002, future minimum annual rental commitments under these lease obligations were as follows (in thousands):

                     Year ending March 31:
                         2003                            $     590
                         2004                                  455
                         2005                                  382
                         2006                                  374
                         2007                                  316
                         Thereafter                          2,366
                                                         -----------

                                                         $   4,483
                                                         ===========


       Rent expense was $708,000 and $738,000 for the years ended March 31, 2002 and 2001, respectively.

       The Company is a party to various litigation arising in the normal course of business. Management believes the disposition of these matters will not have a material adverse effect on our results of operations or financial condition.

(10)   INCOME TAXES

       The components of loss before income taxes are as follows for the year ended March 31, (in thousands):

                                                      2002           2001
                                                ------------    ------------

             United States                      $   (6,176)     $   (5,914)
             Foreign                                (1,576)           (266)
                                                ------------    ------------
               Total                                (7,752)         (6,180)
                                                ============    ============

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The provision (benefit) for income taxes is comprised of the following for the year ended March 31, (in thousands):

                                              2002             2001
                                         -------------    -------------
             Current:
                 Federal                 $       (167)    $          -
                 State                              2                4
                 Foreign                           70              136
                                         -------------    -------------
                                                  (95)             140
             Deferred:
                 Federal                        1,066              271
                 State                            228               46
                 Foreign                           (7)               -
                                         -------------    -------------
                                                1,287              317
                                         -------------    -------------
                   Total                 $      1,192     $        457
                                         =============    =============


       The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows for the year ended March 31, (in thousands):

                                                        2002           2001
                                                     ------------   ------------

          Income tax benefit at statutory rate       $    (2,636)   $   (2,102)
          State taxes, net of federal benefits               (36)         (255)
          Foreign income tax rate differential               649           123
          Change in valuation allowance                    2,529         2,564
          Tax portion intangible asset write-off             424             -
          Rate differential on net operating
           loss carry back benefit                           100             -
          Research and development credits                   (25)          (18)
          Nondeductible amortization                          58            83
          Other                                              129            61
                                                     ------------   ------------
                Total                                $     1,192    $      457
                                                     ============   ============

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences at March 31, 2002 are as follows (in thousands):


          Deferred tax assets:
              Accrued vacation                                $      127
              Allowance for doubtful accounts                        267
              Amortization of intangibles                            571
               Net operating loss carryforwards                    3,469
               Foreign tax credit carryforwards                      133
               Research and development credit
                  carryforwards                                      167
               Gain on sale of property                              367
               Restructuring reserve                                  62
               Other                                                   1

                     Total deferred tax assets                     5,164
                     Less: valuation allowance                    (5,164)

                     Net deferred tax assets                           -

          Deferred tax liabilities:
              Depreciation                                          (116)
              Cash to accrual adjustment                             (56)
                                                              -------------
                     Total deferred tax liabilities           $     (172)
                                                              =============


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

       In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of March 31, 2002, the Company had provided a valuation allowance of $5,164,000 to reduce the net deferred tax assets due in part to the potential expiration of certain tax credit and net operating loss carryforwards prior to their utilization.

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

(11)    SEGMENT AND GEOGRAPHIC DATA

       The Company is an integrated Internet and IT technology and services company operating in three primary business segments: 1) engineering software products, maintenance and services, including digital media products and animation services; 2) IT services; and 3) Internet content and e-commerce focused on telecommunications and travel services, and collaborative software solutions.

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The significant components of worldwide operations by reportable operating segment (in thousands) are:

                                                     FOR THE YEAR ENDED MARCH 31
                                                      --------------------------
                                                         2002           2001
                                                      -----------    -----------
                                                             (IN THOUSANDS)
                       NET REVENUE
           Software sales, maintenance and services   $    9,313     $   10,066
           IT services                                     9,869         18,019
           Internet, e-commerce and collaborative
             software solutions                            5,102          3,217
                                                      ------------   -----------
                    Consolidated                      $   24,284     $   31,302
                                                      ============   ===========

                     OPERATING (LOSS)/INCOME
           Software sales, maintenance and services   $   (4,021)    $   (3,773)
           IT services                                      (749)         1,994
           Internet, e-commerce and collaborative
     software solutions                        (2,802)        (4,740)
                                                      -----------    -----------
                    Consolidated                      $   (7,572)    $   (6,519)
                                                      ============   ===========


     The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                    FOR THE YEAR ENDED MARCH 31
                                                  -----------------------------
                                                      2002            2001
                                                  ------------    -------------
                                                            (IN THOUSANDS)
                       NET REVENUE
         United States                            $     18,260    $     25,316
         The Americas (other than U.S.)                    574             728
         Europe                                          2,757           2,755
         Asia-Pacific                                    2,693           2,503
                                                  ------------    -------------

                  Consolidated                    $     24,284    $     31,302
                                                  ============    =============

                      EXPORT SALES
         United States                            $        615    $      1,078
                                                  ============    =============


                    LONG-LIVED ASSETS
         United States                            $     12,434    $     14,621
         Europe                                            284             324
         Asia-Pacific                                    1,440           2,710
                                                  ------------    -------------

                  Consolidated                    $     14,158    $     17,655
                                                  ============    =============

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)   LOSS PER SHARE

       The following table illustrates the computation of basic and diluted net loss per share for the years ended March 31, (in thousands):


                                                            2002          2001
                                                        ----------    ----------
        Numerator:
        Net loss -- numerator for basic and diluted
           net loss per share                           $  (8,944)    $  (6,637)

        Denominator:
        Denominator for basic net loss per share -
           average number of common shares outstanding
           during the year                                 16,982        14,781
        Incremental common shares attributable to
           exercise of outstanding options and warrants         -             -
                                                        ----------    ----------

        Denominator for diluted net loss per share         16,982        14,781
                                                        ==========    ==========

        Basic net loss per share                        $   (0.53)    $   (0.45)
                                                        ==========    ==========

        Diluted net loss per share                      $   (0.53)    $   (0.45)
                                                        ==========    ==========

       Options, warrants and other common stock equivalents amounting to 485,000 and 1,700,000 potential common shares were excluded from the computation of diluted EPS for fiscal 2002 and 2001, respectively, because the Company reported a net loss and, therefore, the effect would be antidilutive.


(13)   LIQUIDITY

       The Company incurred net losses of $8,944,000 and $6,637,000 and has used cash in operations of $3,225,000 and $661,000 in fiscal years 2002 and 2001, respectively. The Company's future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services. The Company believes it will be able to generate cash from operations or through additional sources of debt and equity financing. The Company has continued its program to reduce costs and expenses. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate its research and development programs and its marketing efforts or to obtain funds through arrangements with partners or others who may require the Company to relinquish rights to certain of its technologies or potential products or assets.

        INDEX TO EXHIBITS FILED WITH THIS AMENDMENT NO. 1 TO FORM 10-KSB


         EXHIBIT NO.                DESCRIPTION
         -----------                -----------


         10.16 Standard Industrial/Commercial Single-Tenant Lease-Net dated November 30, 1999 by and between Lowenberg Corporation and the registrant

         10.17 Employee Loan Agreement and Promissory Note dated May 3, 2001 by and between the registrant and Santanu Das

         10.18 Employee Loan Agreement and Promissory Note dated November 1, 2000 by and between the registrant and Stephen Owen

         23.1     Consent of KPMG LLP.

         99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002