Form 10QSB/A
period 2002-06-30
NETGURU INC
filed 2002-12-03
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB
 (Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE
Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations for the three month periods ended June 30, 2002 and 2001(unaudited )..............  3

         Condensed Consolidated Balance Sheets as of
         June 30, 2002 (unaudited) and March 31, 2002........................  4

         Condensed Consolidated Statements of Cash Flows for the
         three month periods ended June 30, 2002 and 2001 (unaudited)........  5

         Notes to Condensed Consolidated Financial Statements (unaudited)....  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 13

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings...................................................  23

Item 2. Changes in Securities and Use of Proceeds...........................  23

Item 3. Defaults Upon Senior Securities.....................................  23

Item 4. Submission of Matters to a Vote of Security Holders.................. 23

Item 5. Other Information.................................................... 23

Item 6. Exhibits and Reports on Form 8-K....................................  23

Signatures..................................................................  24

Certifications of Principal Executive Officer and Principal Financial Officer 25

Exhibits Filed with this Report on Form 10-QSB............................... 26


PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   NETGURU, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                         ($ in thousands except share and per share amounts)

                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                --------------------------------
                                                                    2002               2001
                                                                -------------      -------------
Net revenues:
    Engineering and collaborative software solutions            $      1,871       $      2,395
    IT services                                                        1,414              3,348
    Web-based telecommunication and travel services                    1,132              1,038
                                                                -------------      -------------
           Total net revenues                                          4,417              6,781

Cost of revenues:
    Engineering and collaborative software solutions                     249                298
    IT services                                                        1,076              2,345
    Web-based telecommunication and travel services                      987                914
                                                                -------------      -------------
           Total cost of sales                                         2,312              3,557
                                                                -------------      -------------
           Gross profit                                                2,105              3,224
                                                                -------------      -------------

Operating expenses:
    Selling, general and administrative                                2,616              3,114
    Research and development                                             464                487
    Amortization of goodwill                                              --                334
    Depreciation and other amortization                                  311                327
    Restructuring                                                         93                 --
                                                                -------------      -------------
           Total operating expenses                                    3,484              4,262
                                                                -------------      -------------

           Operating loss                                             (1,379)            (1,038)
                                                                -------------      -------------

Other expense (income):
    Interest, net                                                         62                 32
    Other                                                                 (2)                (8)
                                                                -------------      -------------
           Total other expense                                            60                 24
                                                                -------------      -------------

Loss before income taxes                                              (1,439)            (1,062)
Income tax (benefit) expense                                            (369)                89
                                                                -------------      -------------

           Net loss                                              $    (1,070)       $    (1,151)
                                                                 ============       ============

Net loss per common share:
         Basic                                                   $     (0.06)       $     (0.07)
                                                                 ============       ============
         Diluted                                                 $     (0.06)       $     (0.07)
                                                                 ============       ============
Common shares used in computing net loss per common share:
         Basic                                                    17,285,977         16,877,539
                                                                 ============       ============
         Diluted                                                  17,285,977         16,877,539
                                                                 ============       ============

See accompanying notes to condensed consolidated financial statements.


                                   NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share and per share amounts)

                                                                                  JUNE 30,       MARCH 31,
                                                                                    2002           2002
                                                                                  ---------      ---------
                                                                                 (Unaudited)
                                               ASSETS
Current assets:
    Cash and cash equivalents                                                     $  2,485       $  3,466
    Accounts receivable (net of allowance for doubtful accounts of $973 and
      $981, as of June 30, 2002 and March 31, 2002, respectively)                    3,013          3,325
    Income tax receivable                                                              309            305
    Notes and related party loans receivable                                           198            269
    Prepaid expenses and other current assets                                        1,011          1,543
                                                                                  ---------      ---------

           Total current assets                                                      7,016          8,908

Property, plant and equipment, net                                                   4,014          4,169
Goodwill  (net of accumulated amortization of $4,438 as of June 30, 2002 and
    March 31, 2002)                                                                  9,105          9,105
Other assets                                                                           948            884
                                                                                  ---------      ---------
                                                                                  $ 21,083       $ 23,066
                                                                                  =========      =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt                                        $    257       $    259
    Current portion of capital lease obligations                                       428            417
    Accounts payable                                                                 1,091          1,012
    Accrued expenses                                                                   630          1,082
    Income taxes payable                                                                --            196
    Deferred maintenance revenue                                                     1,652          1,760
    Deferred income taxes                                                               --             60
    Other liabilities                                                                  152            199
    Accrued restructuring costs                                                        237            157
                                                                                  ---------      ---------

           Total current liabilities                                                 4,447          5,142

Long-term bank debt, net of current portion                                            456            567
Capital lease obligations, net of current portion                                      926          1,027
Deferred income taxes, non-current                                                      --            112
Deferred gain on sale-leaseback                                                        870            887
                                                                                  ---------      ---------

           Total liabilities                                                         6,699          7,735
                                                                                  ---------      ---------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                                           --             --
    Common stock, par value $.01; authorized 150,000,000 shares; issued and outstanding 17,296,650 and 17,265,850 shares (net of 10,965 treasury
      shares) as of June 30, 2002 and March 31, 2002, respectively                     173            173
    Additional paid-in capital                                                      33,086         33,057
    Accumulated deficit                                                            (17,875)       (16,805)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                          (1,000)        (1,094)
                                                                                  ---------      ---------

           Total stockholders' equity                                               14,384         15,331
                                                                                  ---------      ---------
                                                                                  $ 21,083       $ 23,066
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

         In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION. The Company adopted SOP 97-2 in the first quarter of fiscal 1999. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. We determine the fair value of each element in multi-element transactions based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately. In 1998 the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which modifies SOP 97-2 to allow for use of the residual method of revenue recognition provided that certain criteria have been met. The Company adopted SOP 98-9 in the first quarter of fiscal 2000. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the transaction fee is recognized as revenue.

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

         Revenues from Web-based telecommunication and travel services are predominantly recognized net of purchase costs when the products and services are delivered and collectibility is probable. Revenues from certain phone card transactions are deferred and recognized on the basis of usage. Revenues from call termination services are recognized when the services are completed and the costs of these services are recognized when incurred. Certain travel services, based on their nature, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT.

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

         In March 2001, the Company closed its Boston technical support office as part of consolidating the Company's technical support activities. Technical support activities previously offered from the Boston office were consolidated into the California facility. The closing of this office resulted in the termination of two employees. The restructure charge related to the consolidation of technical support facilities was $166,000, of which $49,000 related to accrued severance payments for the two terminated employees and $117,000 related to contractual lease obligations for the vacated space. The Company made cash payments totaling $58,000 and $13,000 in fiscal 2002 and during the three months ended June 30, 2002, respectively, towards settlement of obligations related to this activity. The Company expects that employee costs, and the facility costs (once the lease obligations are satisfied) would decrease as a result of this restructure charge.

         The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not filled. Legal services are being obtained from the Company's continuing external legal counsel. In fiscal 2001, the Company estimated that the restructure charge related to the elimination of the in-house legal department to be $42,000. In fiscal 2002, the Company paid $52,000 toward this restructure charge. An additional charge of $41,000 and $109,000 was recorded in fiscal 2002 and during the first quarter of fiscal 2003, respectively, since the original estimate of severance expenses was insufficient.


     Activity relating to the restructuring charge is as follows (in thousands):

                         REFOCUS OF   REFOCUS OF   CONSOLIDATION  ELIMINATION
                             ISP        PORTAL      OF TECHNICAL    OF LEGAL
                         OPERATIONS   OPERATIONS      SUPPORT      DEPARTMENT      TOTAL
                          --------      --------      --------      --------      --------
March 31, 2000                 --            --            --            --            --

Restructuring charge      $ 1,998       $   194       $   166       $    42       $ 2,400

Cash payments              (1,897)         (194)           --            --        (2,091)
                          --------      --------      --------      --------      --------

March 31, 2001            $   101       $    --       $   166       $    42       $   309
                          --------      --------      --------      --------      --------

Cash payments                  --           (67)          (58)          (52)         (177)

Adjustments                   (67) a         67  a        (16) b         41  b         25
                          --------      --------      --------      --------      --------

March 31, 2002            $    34       $    --       $    92       $    31       $   157
                          --------      --------      --------      --------      --------

Cash payments                  --            --           (13)           --           (13)

Adjustments                   (16) c         --            --           109  c         93
                          --------      --------      --------      --------      --------

June 30, 2002             $    18       $    --       $    79       $   140       $   237
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

         As of June 30, 2002, the Company had paid $146,000 to one of the former owners for the repurchase of 6,000 shares. The remaining $26,000 is to be paid by November 30, 2002, and has been accrued under "accrued expenses." The repurchase of 6,000 shares from another former owner was settled for a total of $100,000, and the entire amount was paid as of June 30, 2002.

         The owner of the remaining 13,000 shares is holding the stock certificates until full payment is received for these shares. The total cash to be paid for this repurchase was $372,000, of which $128,000 has been paid as of June 30, 2002.

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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands except per share amounts):


                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                           ------------------------
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

         The significant components of worldwide operations by reportable operating segment (in thousands) are:

                                                           THREE MONTHS ENDED
                                                               JUNE 30,
                                                         ----------------------
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
                                                         ========      ========

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                               ---------------------
                                                 2002         2001
                                               --------     --------
                                                  (IN THOUSANDS)
NET REVENUE
United States                                  $ 3,200      $ 5,718
The Americas (other than U.S.)                     107          120
Europe                                             495          497
Asia-Pacific                                       615          446
                                               --------     --------

         Consolidated                          $ 4,417      $ 6,781
                                               ========     ========

EXPORT SALES
United States                                  $   232      $   124
                                               ========     ========

                                                JUNE 30,    JUNE 30,
                                                  2002         2001
                                               --------     --------
                                                  (IN THOUSANDS)
LONG-LIVED ASSETS
United States                                  $12,342      $14,105
Europe                                             365          386
Asia-Pacific                                     1,360        2,570
                                               --------     --------

         Consolidated                          $14,067      $17,061
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

         Any of the factors described above or in the "Risk Factors" section of our most recent annual report on Form 10-KSB could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are a Delaware corporation. Our primary business offerings are:

         o Engineering and collaborative software solutions (including related services) for businesses worldwide;
         o Information technology, or IT, services (including value-added IT services); and
         o Web-based telecommunications and travel services (including long-distance communication services that include call termination services and prepaid phone cards, and travel services).

         We have provided computer-aided engineering software solutions to our customers for over 20 years. For the past 18 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the U.S., which further expanded our IT resources and capabilities. Our Internet portal services were started in 1999 and were refocused in fiscal 2001 toward telecommunications and travel services. A more expansive discussion of our business and services is contained in the "Business" section of our most recent annual report on Form 10-KSB.

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

         Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as services are performed. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which we recognize revenue upon achieving such milestones. Our fixed price IT contracts are typically for a short duration of one to three months.

         With regard to the Web-based telecommunication services, revenues from call termination services are recognized at gross sales value with the applicable cost separately stated in the cost of revenues. Revenues from our own phone cards are deferred and recognized on the basis of usage, whereas revenues from re-sale of third-party phone cards are recognized net of returns since no significant obligations remain once product is delivered. Certain travel services, based on their nature, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, Recording Revenue Gross as a Principal Versus Net as an Agent. Other products and services sold via Internet portals, including certain travel services, where we are a travel discounter or an agent, are recognized net of purchase costs when the products and services are delivered and collectibility is probable.

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

         Net revenues from engineering and collaborative software solutions, increased as a percentage of total revenues to 42.4% in the first quarter of fiscal 2003 from 35.3% in the first quarter in fiscal 2002 primarily due to greater declines in other segments. In dollar terms, net revenues from engineering and collaborative software solutions were $1,871,000 in the first quarter of fiscal 2003 compared to $2,395,000 in the first quarter of fiscal 2002, a decrease of $524,000 and 21.9%. The decrease was primarily due to a decline in revenues in collaborative software. Collaborative software revenues for the quarter ended June 30, 2002 decreased by $384,000 to $79,000 as compared to $463,000 for the same period in the prior year due to a decrease in number of large contracts completed in the first quarter of fiscal 2003. We expect our software sales from the Far East and Asia to improve during the remainder of the fiscal year as a result of our efforts to refocus our sales initiatives and to re-engage our international distributors as well as due to improvements in the Asian economy.

         IT services net revenues represented 32.0% of total net revenues for the quarter ended June 30, 2002 compared to 49.4% for the quarter ended June 30, 2001. In dollar terms, IT services net revenues were $1,414,000 during the quarter ended June 30, 2002 compared to $3,348,000 in the same period in the prior year, a decrease of $1,934,000 or 57.8%. During the past year, the IT services industry has been adversely affected by a slow economy and many of our customers reduced spending on technology consulting and systems integration services. As a result, we have seen a decline in revenues during the quarter ended June 30, 2002, as compared to the same period in the prior fiscal year. We do not anticipate significant recovery to occur in the IT services segment as we expect that this period of economic uncertainty may continue to impact our IT services revenue throughout fiscal 2003.

         Net revenues for our telecommunication and travel services segment increased as a percentage of total revenues to 25.6% in the first quarter of fiscal 2003 from 15.3% in the first quarter of fiscal 2002 due primarily to declines in other segments. In dollar terms, revenues from this segment were $1,132,000 during the first quarter of fiscal 2003 compared to $1,038,000 during the first quarter of fiscal 2002, an increase of $94,000 or 9.1%. This increase was due to a $363,000 increase in net revenues from call terminations, offset by a $95,000 decrease in travel services revenue and a $136,000 decrease in phone card revenues during the three months ended June 30, 2002, as compared to the same period in the prior year. The ramp-up of the call termination services did not start until the beginning of the current fiscal year. The increase in net revenues from call termination services during the three months ended June 30, 2002 is the result of comparison to the same periods in the prior year when the call-termination services were being started and no ramp-up had taken place. Although telecommunications services revenues increased during the three months ended June 30, 2002, compared to the same period in the prior year, the recent turmoil in the telecommunications industry has increased the uncertainty of the viability of smaller service providers, some of whom are our customers. As a result, we anticipate that, during the remainder of the current fiscal year, net revenues from telecommunications services will not improve from current levels. Travel services net revenues decreased due to competition from other online travel services and reductions in travel agency commissions. We do not anticipate that net revenues from travel services will improve from current levels during the remainder of the current fiscal year.

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

         Gross profit percentage in the engineering and collaborative software solutions segment decreased to 86.7% in the first quarter of fiscal 2003 from 87.6% in the first quarter of fiscal 2002 due to slightly lower revenues from higher margin products within this segment. Our software sales and support segment generally produces a higher gross margin than our other segments due to the low costs associated with each sale. The cost of revenues for the software sales and support segment includes printing services, direct supplies such as hardware locks, which are security devices that are attached to the central processing unit to prevent unauthorized access to licensed software, salaries for the technical support employees, freight out, and software amortization expense.

         IT services gross profit as a percentage of sales for the quarter ended June 30, 2002 decreased to 23.9% from 30.0% for the same period in the prior year. As a result of the market slowdown for the IT industry, revenues from this segment decreased significantly without proportionate decreases in our IT services costs, which resulted in lower gross profit. Historically, the gross profit percentage from the IT services segment has been lower than the gross profit percentage from the engineering and collaborative software solutions segment due to the fact that service revenue has a higher cost of labor associated with it. The cost of revenues for IT services includes the salaries, bonuses, and benefits for all of the consulting employees. Our IT service consultants generally receive higher salaries than our technical support employees and we have employed more consultants than technical support staff, both of which contributed to the lower gross margin as compared to the software sales and support segment.

         Gross profit as a percentage of sales from the telecommunication and travel services segment increased to 12.8% in the first quarter of fiscal 2003 from 11.9% in the first quarter of fiscal 2002. The cost of revenues for Web-based telecommunications and travel services includes the cost of buying minutes from another carrier and the cost of purchasing airline tickets. Continuing threats in the worldwide political climate, competition from other online travel services and reductions in travel agency commissions due to pricing pressures, may impact the gross profit from our travel business in the near future.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $498,000 (16.0%) to $2,616,000 for the quarter ended June 30, 2002 as compared to $3,114,000 for the quarter ended June 30, 2001 primarily due to a decrease in sales commissions as well as due to our continuing emphasis on cost control. The decrease in SG&A expenses for the three months ended June 30, 2002 is due primarily to a $197,000 reduction in salaries and benefits due to employee terminations, a $190,000 reduction in advertising expenses due to continuing cost control measures, a $48,000 reduction in IT sales commissions due to decreased IT revenues, and a $37,000 reduction in marketing consulting expenses due to continuing cost control measures.

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

         RESTRUCTURING. In March 2001, we announced plans to restructure our operations. As a result of this restructuring plan, we recorded a restructuring charge of $2,400,000 in the fourth quarter of fiscal 2001. The restructuring plan consisted of four major points: 1) refocused strategic direction of ISP initiatives; 2) refocused strategic direction of Internet portal initiatives; 3) consolidation of technical support activities; and 4) elimination of our in-house legal department. In the Internet portal business, we redirected our primary focus towards the Web-based telecommunication and travel services. In March 2001, we closed our Boston technical support office as part of consolidating our technical support activities. Technical support activities previously offered from that office have been consolidated into the California facility. The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not filled. Legal services are being obtained, as needed, through our continuing external legal counsel. During the quarter ended June 30, 2002, we provided an additional $93,000 toward additional expenses from the restructuring plans announced in March 2001 due to additional amounts needed for severance costs for the elimination of the legal department.

         INTEREST EXPENSE. Net interest for the quarter ended June 30, 2002 increased by $30,000 to $62,000 from $32,000 for the quarter ended June 30, 2001. The increase was primarily due to an increase in capital leases obligations, offset by a decrease in bank debt as compared to the same period in the prior year. The increase was primarily due to a decrease in investment interest income of $28,000 and an increase of $7,000 in interest expense related to capital leases obligations.

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

         In the first quarter of fiscal 2003, we used $146,000 primarily to repay bank debt and to pay capital lease obligations. In the first quarter of the prior fiscal year, we used $239,000 primarily to repay bank debt, capital lease obligations and to repurchase common stock.

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

The following table summarizes our contractual obligations and commercial commitments at June 30, 2002 (in thousand dollars):

                                   -----------------------------------------------------------------------
                                                         PAYMENTS DUE BY PERIOD
                                   -----------------------------------------------------------------------
                                                    LESS
                                                    THAN 1
CONTRACTUAL OBLIGATIONS              TOTAL           YEAR       1-3 YEARS     4-5 YEARS     AFTER 5 YEARS
-----------------------              -----           ----       ---------     ---------     -------------
Long-Term Debt                         713            257           430             16            10
Capital Lease Obligations            1,354            428           670            256            -
Operating Leases                     4,428            579           811            672         2,366
                                   -----------------------------------------------------------------------
Total Contractual Cash Obligations   6,495          1,264         1,911            944         2,376
                                   =======================================================================

                                    TOTAL AMOUNTS    LESS THAN 1
OTHER COMMERCIAL COMMITMENTS         COMMITTED           YEAR       1-3 YEARS     4-5 YEARS   OVER 5 YEARS
----------------------------         ---------           ----       ---------     ---------   ------------

Letter of Credit                         55               55             -            -           -
                                   ----------------------------------------------------------------------
Total Commercial Commitments             55               55             -            -           -
                                   ======================================================================

         Subsequent to the quarter ended June 30, 2002, one of our major stockholders executed a letter of commitment to provide us with a revolving line of credit expiring March 31, 2003, in the amount of $500,000 at annual interest rates varying from 2.0% over prime rate to 10.0% over prime rate depending on the outstanding balance. The revolving line of credit has no loan covenant or ratio requirements.

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

         We adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 became effective for us on April 1, 2002. Intangible assets identified as having an indefinite useful life were required to be tested for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. We did not record an impairment loss as of the date of adoption because we determined that we did not have any identifiable intangible assets other than goodwill.

         In connection with the SFAS No. 142 transitional goodwill impairment evaluation, the Statement requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of April 1, 2002. Pursuant to paragraphs 30-31 of SFAS 142, we identified three "reporting units" as defined in paragraph 17 of FAS 131:

         1)       Engineering and collaborative software solutions;
         2)       IT Services; and
         3)       Web-based telecommunications and travel services.

         Each of these reporting units was identical to its related operating segment and met the specified criteria as distinct operating units: the component constitutes a business; discrete financial data is available for the component; and segment management routinely reviews the component's operating results. The aggregation criteria for each of the components met the test of:

         (a)      similar economic characteristics over the long term;
         (b)      similar products or services;
         (c)      similar production processes; and
         (d)      similar types or classes of customers.

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

The following table reconciles previously reported net income (loss) as if the provisions of SFAS No. 142 were in effect in fiscal year 2002 and at fiscal year end 2002 and 2001 (in thousands except per share amounts):

                                              THREE MONTHS ENDED                YEAR ENDED
                                                   JUNE 30,                      MARCH 31,
                                                   --------                      ---------
                                             2002           2001            2002            2001
                                             ----           ----            ----            ----
Reported net loss                       $    (1,070)    $    (1,151)    $    (8,944)    $    (6,637)
Add back:  Goodwill amortization,
net of taxes                                     --             198           1,052           1,282
                                        ------------    ------------    ------------    ------------

Adjusted net loss                       $    (1,070)    $      (953)    $    (7,892)    $    (5,355)

Reported basic and diluted loss per
common share                            $     (0.06)    $     (0.07)    $     (0.53)    $     (0.45)
Add back: Goodwill amortization, net
of taxes                                         --            0.01            0.06            0.09
                                        ------------    ------------    ------------    ------------
Adjusted basic and diluted loss per
common share                            $     (0.06)    $     (0.06)    $     (0.47)    $     (0.36)
                                        ------------    ------------    ------------    ------------

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

Date:  December 2, 2002

                                                 NETGURU, INC.

                                                 By: /S/ BRUCE K. NELSON
                                                     -------------------
                                                     Bruce K. Nelson
                                                     Chief Financial Officer
                                                     (principal financial and
                                                     accounting officer)

                                 CERTIFICATIONS

         I, Amrit K. Das, certify that:

         1. I have reviewed this amendment no. 1 to quarterly report on Form 10-QSB of netGuru, Inc. ("quarterly report");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 2, 2002                    /s/ AMRIT K. DAS
                                          -----------------
                                          Amrit K. Das, Chief Executive Officer
                                          (principal executive officer)

         I, Bruce Nelson, certify that:

         1. I have reviewed this amendment no. 1 to quarterly report on Form 10-QSB of netGuru, Inc. ("quarterly report");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 2, 2002                     /s/ BRUCE K. NELSON
                                           ----------------------
                                           Bruce Nelson, Chief Financial Officer
                                           (principal financial officer)

        EXHIBITS FILED WITH THIS AMENDMENT NO. 1 TO REPORT ON FORM 10-QSB

Exhibit 99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.