Form 10QSB/A
period 2002-09-30
NETGURU INC
filed 2002-12-03
CIK 1015920

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

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE
Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations for the three and six month periods ended September 30, 2002 and 2001(unaudited ).... 3

           Condensed Consolidated Balance Sheets as of
           September 30, 2002 (unaudited) and March 31, 2002.................. 4

           Condensed Consolidated Statements of Cash Flows for the
           six month periods ended September 30, 2002 and 2001 (unaudited).... 5

           Notes to Condensed Consolidated Financial Statements (unaudited)... 7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................15

Item 3.    Controls and Procedures............................................26

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings..................................................27

Item 2.    Changes in Securities and Use of Proceeds..........................27

Item 3.    Defaults Upon Senior Securities....................................27

Item 4.    Submission of Matters to a Vote of Security Holders................27

Item 5.    Other Information..................................................27

Item 6.    Exhibits and Reports on Form 8-K...................................27

Signatures....................................................................28

Certifications of Principal Executive Officer and Principal Financial Officer.29

Exhibits Filed with this Report on Form 10-QSB................................31


PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                              (In thousands, except share and per share amounts)

                                                THREE MONTHS       THREE MONTHS        SIX MONTHS       SIX MONTHS
                                                    ENDED              ENDED              ENDED             ENDED
                                                SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                    2002                2001              2002               2001
                                                -------------      -------------      -------------      -------------
Net revenues:
    Engineering and collaborative software
      solutions                                 $      2,390       $      2,106       $      4,261       $      4,501
    IT services                                        1,369              2,724              2,783              6,072
    Web-based telecommunication and travel
      services                                         1,984              1,474              3,116              2,512
                                                -------------      -------------      -------------      -------------

           Total net revenues                          5,743              6,304             10,160             13,085

Cost of revenues:
    Engineering and collaborative software
      solutions                                          244                144                493                442
    IT services                                        1,024              2,019              2,100              4,365
    Web-based telecommunication and travel
      services                                         1,860              1,318              2,847              2,231
                                                -------------      -------------      -------------      -------------

           Total cost of revenues                      3,128              3,481              5,440              7,038
                                                -------------      -------------      -------------      -------------
           Gross profit                                2,615              2,823              4,720              6,047
                                                -------------      -------------      -------------      -------------

Operating expenses:
    Selling, general and administrative                2,841              3,001              5,457              6,115
    Research and development                             547                481              1,011                968
    Amortization of goodwill                              --                282                 --                616
    Depreciation and other amortization                  273                355                584                682
    Impairment charge                                     67                 --                 67                 --
    Restructuring                                         11                 --                104                 --
                                                -------------      -------------      -------------      -------------
           Total operating expenses                    3,739              4,119              7,223              8,381
                                                -------------      -------------      -------------      -------------

           Operating loss                             (1,124)            (1,296)            (2,503)            (2,334)
                                                -------------      -------------      -------------      -------------

Other expense (income):
    Interest, net                                         54                 41                116                 72
    Other                                                 (4)                (1)                (6)                (8)
                                                -------------      -------------      -------------      -------------
           Total other expense                            50                 40                110                 64
                                                -------------      -------------      -------------      -------------

Loss before income taxes                              (1,174)            (1,336)            (2,613)            (2,398)
Income tax (benefit) expense                              68                 48               (301)               137
                                                -------------      -------------      -------------      -------------

           Net loss                             $     (1,242)      $     (1,384)      $     (2,312)      $     (2,535)
                                                =============      =============      =============      =============

Net loss per common share:
         Basic                                  $      (0.07)      $      (0.08)      $      (0.13)      $      (0.15)
                                                =============      =============      =============      =============
         Diluted                                $      (0.07)      $      (0.08)      $      (0.13)      $      (0.15)
                                                =============      =============      =============      =============

Common shares used in computing net loss
  per common share:
         Basic                                    17,326,965         16,920,848         17,306,583         16,989,116
                                                ============       ============       ============       ============
         Diluted                                  17,326,965         16,920,848         17,306,583         16,989,116
                                                ============       ============       ============       ============

See accompanying notes to condensed consolidated financial statements.


                                   NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share and per share amounts)

                                                                                 SEPTEMBER 30,   MARCH 31,
                                                                                     2002           2002
                                                                                  ---------      ---------
                                                                                 (Unaudited)

                                               ASSETS
Current assets:
    Cash and cash equivalents                                                     $  2,065       $  3,466
    Accounts receivable (net of allowance for doubtful accounts of $1,017
      and $981, as of September 30, 2002 and March 31, 2002, respectively)           2,565          3,325
    Income tax receivable                                                                5            305
    Notes and related party loans receivable                                           158            269
    Prepaid expenses and other current assets                                          981          1,543
                                                                                  ---------      ---------

           Total current assets                                                      5,774          8,908

Property, plant and equipment, net                                                   3,843          4,169
Goodwill (net of accumulated amortization of $4,438 as of September 30, 2002
    and March 31, 2002)                                                              9,105          9,105
Other assets                                                                           759            884
                                                                                  ---------      ---------
                                                                                  $ 19,481       $ 23,066
                                                                                  =========      =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt                                        $    262       $    259
    Current portion of capital lease obligations                                       431            417
    Accounts payable                                                                   902          1,012
    Accrued expenses                                                                   734          1,082
    Income taxes payable                                                                24            196
    Deferred maintenance revenue                                                     1,383          1,760
    Deferred income taxes                                                               --             60
    Other liabilities                                                                  176            199
    Accrued restructuring costs                                                         67            157
                                                                                  ---------      ---------

           Total current liabilities                                                 3,979          5,142

Long-term bank debt, net of current portion                                            389            567
Capital lease obligations, net of current portion                                      821          1,027
Deferred income taxes, non-current                                                      --            112
Deferred gain on sale-leaseback                                                        863            887
                                                                                  ---------      ---------

           Total liabilities                                                         6,052          7,735
                                                                                  ---------      ---------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                                           --             --
    Common stock, par value $.01; authorized 150,000,000 shares; issued and outstanding 17,405,150 and 17,265,850 shares (net of 10,965 treasury
      shares) as of September 30, 2002 and March 31, 2002, respectively                174            173
    Additional paid-in capital                                                      33,343         33,057
    Accumulated deficit                                                            (19,117)       (16,805)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                            (971)        (1,094)
                                                                                  ---------      ---------

           Total stockholders' equity                                               13,429         15,331
                                                                                  ---------      ---------
                                                                                  $ 19,481       $ 23,066
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
                                                                      ============  ============

                                             (Continued)


                                        NETGURU, INC. AND SUBSIDIARIES

                               Consolidated Statements of Cash Flows (Continued)
                                                  (Unaudited)
                                                (In thousands)

                                                                             SIX MONTHS        SIX MONTHS
                                                                               ENDED             ENDED
                                                                           SEPTEMBER 30,     SEPTEMBER 30,
                                                                                2002              2001
                                                                           --------------    --------------
Supplemental disclosure of cash flow information:
  Amounts paid for:
         Interest                                                          $         133     $         128
                                                                           ==============    ==============
         Income taxes                                                      $          25     $          32
                                                                           ==============    ==============

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment under capital leases                              $          28     $           -
                                                                           ==============    ==============

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

         In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. The Company adopted SOP 97-2 in the first quarter of fiscal 1999. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. The Company determines the fair value of each element in multi-element transactions based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately. In 1998 the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which modifies SOP 97-2 to allow for use of the residual method of revenue recognition provided that certain criteria have been met. The Company adopted SOP 98-9 in the first quarter of fiscal 2000. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the transaction fee is recognized as revenue.

         Revenue from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as services are performed. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which we recognize revenue upon achieving such milestones. The Company's fixed price IT contracts are typically for a short duration of one to three months.

         With regard to the Web-based telecommunication services, revenues from call termination services are recognized at gross sales value with the applicable cost separately stated in the cost of revenues. Revenues from the Company's own phone cards are deferred and recognized on the basis of usage, whereas revenues from re-sale of third-party phone cards are recognized net of returns since no significant obligations remain once product is delivered. Certain travel services, based on their nature, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, Recording Revenue Gross as a Principal Versus Net as an Agent. Other products and services sold via Internet portals, including certain travel services, where the Company is a travel discounter or an agent, are recognized net of purchase costs when the products and services are delivered and collectibility is probable.

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

         In March 2001, the Company closed its Boston technical support office as part of consolidating the Company's technical support activities. Technical support activities previously offered from the Boston office were consolidated into the California facility. The closing of this office resulted in the termination of two employees. The restructure charge related to the consolidation of technical support facilities was $166,000, of which $49,000 related to accrued severance payments for the two terminated employees and $117,000 related to contractual lease obligations for the vacated space. The Company made cash payments totaling $58,000 in fiscal 2002 towards settlement of obligations related to this activity. During fiscal 2003, the Company made cash payments of $30,000 for severance expenses relating to the termination of one of the employees and $25,000 for lease payments for the vacated office space. The Company expects that employee costs, and the facility costs (once the lease obligations are satisfied) would decrease as a result of this restructure charge.

         The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not filled. Legal services are being obtained from the Company's continuing external legal counsel. In fiscal 2001, the Company estimated that the restructure charge related to the elimination of the in-house legal department to be $42,000. In fiscal 2002, the Company paid $52,000 toward this restructure charge. An additional charge of $41,000 and $108,000 was recorded in fiscal 2002 and during fiscal 2003, respectively, since the original estimate of severance expenses was insufficient. During the six-months ended September 30, 2002, the Company paid $139,000 to settle all severance payments due to the terminated employee.

         Activity relating to the restructuring charge is as follows (in thousands):

                          REFOCUS OF    REFOCUS OF    CONSOLIDATION  ELIMINATION
                              ISP         PORTAL       OF TECHNICAL   OF LEGAL
                          OPERATIONS    OPERATIONS       SUPPORT     DEPARTMENT     TOTAL
                          ----------    ----------    ------------- ------------  ----------
March 31, 2000                 --            --            --            --            --
Restructuring charge      $ 1,998           194       $   166       $    42       $ 2,400

Cash payments              (1,897)         (194)           --            --        (2,091)
                          --------      --------      --------      --------      --------

March 31, 2001            $   101       $    --       $   166       $    42       $   309
                          --------      --------      --------      --------      --------

Cash payments                  --           (67)          (58)          (52)         (177)

Adjustments                   (67) a         67 a         (16) b         41  b         25
                          --------      --------      --------      --------      --------

March 31, 2002            $    34       $    --       $    92       $    31       $   157
                          --------      --------      --------      --------      --------

Cash payments                  --            --           (55)         (139)         (194)

Adjustments                   (34) c         --            30  c        108  c         104
                          --------      --------      --------      --------      --------

September 30, 2002        $    --       $    --       $    67       $    --       $    67
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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands except per share amounts):

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                  -------------------------------------------------------------
                                                         2002           2001           2002           2001
                                                  -------------------------------------------------------------
        Numerator:
        Net loss                                         (1,242)         (1,384)        (2,312)        (2,535)
                                                  -------------------------------------------------------------
        Numerator for basic and diluted loss per
        share                                            (1,242)         (1,384)        (2,312)        (2,535)
                                                  =============================================================

        Denominator:
        Denominator for basic net loss per share
        - average number of common shares
        outstanding during the period                    17,327          16,921         17,307         16,989
        Incremental common shares attributable
        to exercise of outstanding options,
        warrants and other common stock
        equivalents                                           -               -              -              -
                                                  -------------------------------------------------------------
        Denominator for diluted net loss per
        share                                            17,327          16,921         17,307         16,989
                                                  =============================================================

        Basic net loss per share                         $(0.07)         $(0.08)        $(0.13)        $(0.15)
                                                  =============================================================
        Diluted net loss per share                       $(0.07)         $(0.08)        $(0.13)        $(0.15)
                                                  =============================================================

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

         The significant components of worldwide operations by reportable operating segment (in thousands of dollars) are:

                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                         ----------------------------------   ---------------------------------
                                               2002               2001              2002              2001
                                         ---------------    ---------------   ---------------   ---------------
             NET REVENUE
    Engineering and collaborative
      software solutions                 $        2,390     $        2,106    $        4,261    $        4,501
    IT services                                   1,369              2,724             2,783             6,072
    Web-based telecommunication and
      travel services                             1,984              1,474             3,116             2,512
                                         ---------------    ---------------   ---------------   ---------------
         Consolidated                    $        5,743     $        6,304    $       10,160    $       13,085
                                         ===============    ===============   ===============   ===============

       OPERATING (LOSS)/INCOME
    Engineering and collaborative
      software solutions                 $         (767)    $       (1,014)   $       (1,884)   $       (1,916)
    IT services                                     (76)               (24)             (161)              158
    Web-based telecommunication and
      travel services                              (281)              (258)             (458)             (576)
                                         ---------------    ---------------   ---------------   ---------------
         Consolidated                    $       (1,124)    $       (1,296)   $       (2,503)   $       (2,334)
                                         ===============    ===============   ===============   ===============

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United
Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                          ----------------------------------   ---------------------------------
                                                2002               2001              2002              2001
                                          ---------------    ---------------   ---------------   ---------------
             NET REVENUE
United States                             $        4,073     $        5,104    $        7,273    $       10,822
The Americas (other than U.S.)                       223                 82               330               202
Europe                                               614                541             1,109             1,038
Asia-Pacific                                         833                577             1,448             1,023
                                          ---------------    ---------------   ---------------   ---------------

         Consolidated                     $        5,743     $        6,304    $       10,160    $       13,085
                                          ===============    ===============   ===============   ===============

             EXPORT SALES
United States                             $          444     $           97    $          676    $          221
                                          ===============    ===============   ===============   ===============

                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                  2002               2001
                                            ---------------    ---------------
                                                      (IN THOUSANDS)
         LONG-LIVED ASSETS
         United States                      $       12,033     $       13,366
         Europe                                        350                366
         Asia-Pacific                                1,324              2,441
                                            ---------------    ---------------

                  Consolidated              $       13,707     $       16,173
                                            ===============    ===============

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

     IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

         Through March 31, 2002, we applied the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the asset was considered to be impaired, the impairment to be recognized was measured as the amount by which the carrying amount of the asset exceeded the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In August 2001, the FASB issued SFAS No. 144 ("SFAS 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Bulletin ("APB") No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We have adopted SFAS 144 beginning April 1, 2002. The adoption of SFAS 144 did not have a material impact on our consolidated financial position or results of operations. We apply the provisions of SFAS No. 86 (SFAS 86), "ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" for evaluating unamortized capitalized software development costs. At each balance sheet date, we compare the unamortized software development cost of each product to the net realizable value of the product. The amount by which the unamortized software development cost exceeds the net realizable value of the product is written off. During the three month period ended September 30, 2002, we wrote off capitalized software development costs amounting to approximately $67,000, since revenues-to-date and forecasted revenues from these assets did not support the carrying value of the recorded amounts.

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

     RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                  -----------------------   ---------------------
                                                    2002         2001         2002         2001
                                                    ----         ----         ----         ----
Net revenues                                        100.0%       100.0%       100.0%       100.0%
Cost of revenues                                     54.5         55.2         53.6         53.8
                                                  --------     --------     --------     --------

Gross profit                                         45.5         44.8         46.4         46.2
                                                  --------     --------     --------     --------

Selling, general and administrative expenses         49.5         47.6         53.7         46.7
Research and development expenses                     9.5          7.6         10.0          7.4
Amortization of goodwill                             --            4.5         --            4.7
Depreciation and software amortization                4.7          5.6          5.7          5.2
Impairment charge                                     1.2         --            0.7         --
Restructuring                                         0.2         --            1.0         --
                                                  --------     --------     --------     --------
       Total operating expenses                      65.1         65.3         71.1         64.0

Operating loss                                      (19.6)       (20.5)       (24.7)       (17.8)

Interest (income) expense, net                        0.9          0.7          1.1          0.6
Other (income) expense, net                          (0.1)        --           (0.1)        (0.1)
                                                  --------     --------     --------     --------

Loss before income taxes                            (20.4)       (21.2)       (25.7)       (18.3)
Income tax expense (benefit)                          1.2          0.8         (3.0)         1.1
                                                  --------     --------     --------     --------

Net loss                                            (21.6)%      (22.0)%      (22.7)%      (19.4)%
                                                  ========     ========     ========     ========

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

         Net revenues from engineering and collaborative software solutions increased during the three months ended September 30, 2002 compared to the same period in the prior year, but declined during the six months ended September 30, 2002 compared to the same period in the prior year. Most of the increase in net revenues during the three months ended September 30, 2002, was due to an increase in sales volume of collaborative software during that period. As a percentage of total net revenues, net revenues from engineering and collaborative software solutions increased to 41.9% in the first half of fiscal 2003 from 34.4% in the first half of the prior fiscal year primarily due to greater declines in our IT services segment. In dollar terms, net revenues from engineering and collaborative software solutions were $4,261,000 in the first half of fiscal 2003 compared to $4,501,000 in the first half of fiscal 2002, a decrease of $240,000 or 5.3%. The decrease in sales during the six months ended September 30, 2002, primarily consisted of a decrease in collaborative software sales compared to such sales during the same period in the prior year. Collaborative software sales decreased approximately $310,000 in the first half of fiscal 2003 compared to the same period in the prior year primarily due to one large contract amounting to approximately $300,000 that was completed and recognized in the first quarter of fiscal 2002. This decrease was offset by an increase in engineering sales in Asia of approximately $140,000. We believe our sales in Asia increased due to improvements in the Asian economy.

         Historically, our engineering software sales have improved during the second half of each fiscal year. We expect this trend to continue in the current fiscal year. Additionally, we anticipate improvements in engineering software sales as a result of our efforts to refocus our sales initiatives and to re-engage our international distributors as well as due to improvements in the Asian economy. We also anticipate that net revenues from collaborative software sales will improve during the remainder of the current fiscal year due in part to several agreements and strategic relationships that have come to fruition during the six months ended September 30, 2002. However, we cannot assure you that revenues from engineering and collaborative software will not decline during the remainder of the fiscal year due to unanticipated factors or events.

         IT services net revenues declined during both the three and six-month periods ended September 30, 2002 as compared to the same periods in the prior fiscal year. IT services net revenues represented 23.8% and 27.4% of total net revenues for the three and six month periods ended September 30, 2002, respectively, compared to 43.2% and 46.4% for the comparable periods in the prior fiscal year. In dollar terms, IT services net revenues were $1,369,000 and $2,783,000 during the three and six month periods ended September 30, 2002, respectively, compared to $2,724,000 and $6,072,000 during the comparable periods in the prior fiscal year, a decrease of 49.8% and 54.2%, respectively. During the past year, the IT services industry has been adversely affected by a slow economy, and as many of our customers reduced spending on technology consulting and systems integration services. As a result, we have seen a decline in revenues in the three and six months ended September 30, 2002 as compared to the same periods in the prior fiscal year. We do not anticipate significant recovery to occur in the IT services segment as we expect that this period of economic uncertainty may continue to impact our IT services revenue throughout fiscal 2003.

         Net revenues for our telecommunication and travel services segment increased as a percentage of total net revenues to 34.5% in the three months ended September 30, 2002 from 23.4% during the same period in the prior year and to 30.7% in the first half of fiscal 2003 from 19.2% during the same period in the prior year primarily due to declines in our IT services segment. In dollar terms, net revenues from this segment were $1,984,000 and 3,116,000 during the three and six months ended September 30, 2002 as compared to $1,474,000 and $2,512,000 during the same periods in the prior fiscal year, representing increases of $510,000 (34.6%) and $604,000 (24.1%) for the three and six months ended September 30, 2002 as compared to the same periods in the prior fiscal year. These increases were due to $821,000 and $1,185,000 increases in net revenues from call termination services during the three and six months ended September 30, 2002, respectively, as compared to the same periods in the prior year, offset by decreases in travel services and phone cards revenue. The ramp-up of the call termination services did not start until the beginning of the current fiscal year. The increase in net revenues from call termination services during the three and six months ended September 30, 2002 is the result of comparison to the same periods in the prior year when the call-termination services were being started and no ramp-up had taken place. Although telecommunications services revenues increased during the three and six month periods ended September 30, 2002, compared to the same periods in the prior year, the recent turmoil in the telecommunications industry has increased the uncertainty of the viability of smaller service providers, some of whom are our customers. As a result, we anticipate that during the remainder of the current fiscal year, net revenues from telecommunications services will not improve from current levels. Travel services net revenues decreased $312,000 and $217,000 during the three and six-month periods ended September 30, 2002, due to competition from other online travel services and reductions in travel agency commissions. We do not anticipate that net revenues from travel services will improve from current levels during the remainder of the current fiscal year.

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

         Gross profit percentage in the engineering and collaborative software solutions segment decreased to 88.4% from 90.2% in the first half of the prior fiscal year due to an increase in software amortization expense included in cost of revenues for this segment. Software amortization expense increased $71,000 in the first half fiscal 2003 compared to the same period in the prior year. Our software sales and support segment generally produce higher gross margins than our other segments due to the low costs associated with each sale. The cost of revenues for the software sales and support segment includes printing services, direct supplies such as hardware locks, which are security devices that are attached to the central processing unit to prevent unauthorized access to licensed software, salaries for the technical support employees, freight out, and software amortization expense.

         IT services gross profit as a percentage of sales for the six months ended September 30, 2002 decreased to 24.5% from 28.1% for the same period in the prior year. As a result of the market slowdown for the IT industry, revenues from this segment decreased significantly without proportionate decreases in our IT services costs, which resulted in lower gross profit. Historically, the gross profit percentage from the IT services segment has been lower than the gross profit percentage from the engineering and collaborative software solutions segment due to the fact that service revenue has a higher cost of labor associated with it. The cost of revenues for IT services includes the salaries, bonuses, and benefits for all of the consulting employees. Our IT service consultants generally receive higher salaries than our technical support employees and we have employed more consultants than technical support staff, both of which contributed to the lower gross margin as compared to the software sales and support segment.

         Gross profit as a percentage of sales from the telecommunication and travel services segment decreased to 8.6% in the first half of fiscal 2003 from 11.2% in the first half of the prior year. The cost of revenues for our Internet, e-commerce and ASP services includes the cost of buying minutes from another carrier and the cost of purchasing certain airline tickets. The events of September 11, 2001 negatively impacted our travel services. Although the travel business has improved after this initial downturn, continuing threats in the worldwide political climate has hampered the recovery. Competition from other online travel services, many of which have greater resources than we do, as well as reductions in travel agency commissions due to pricing pressures experienced by the airline industry, may also impact the gross profit from our travel business in the near future.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $160,000 (5.3%) and $658,000 (10.8%) during the three- and six-month periods ended September 30, 2002 to $2,841,000 and $5,457,000, respectively. The decrease in SG&A expenses for the six months ended September 30, 2002 is due primarily to a $269,000 reduction in salaries and benefits due to employee terminations, a $231,000 reduction in advertising expenses due to continuing cost control measures, a $80,000 reduction in IT sales commissions due to decreased IT revenues, and a $49,000 reduction in marketing consulting expenses due to continuing cost control measures. Although the full effects of our cost-cutting measures are not yet known, we do not presently anticipate that our efforts to control SG&A expenses will adversely impact our current sales and marketing initiatives because these initiatives are designed to derive operational efficiencies while controlling costs.

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

         RESTRUCTURING. In March 2001, we announced plans to restructure our operations. As a result of this restructuring plan, we recorded a restructuring charge of $2,400,000 in the fourth quarter of fiscal 2001. The restructuring plan consisted of four major points: 1) refocused strategic direction of ISP initiatives; 2) refocused strategic direction of Internet portal initiatives; 3) consolidation of technical support activities; and 4) elimination of our in-house legal department. In the Internet portal business, we redirected our primary focus towards the Web-based telecommunication and travel services. In March 2001, we closed our Boston technical support office as part of consolidating our technical support activities. Technical support activities previously offered from that office have been consolidated into our California facility. The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not refilled. Legal services are being obtained, as needed, through our continuing external legal counsel. During the six months ended September 30, 2002, we provided another $104,000 toward additional expenses from the restructuring plans announced in March 2001 primarily due to additional amounts needed for severance costs for the elimination of the legal department and the consolidation of technical support. As of September 30, 2002, approximately $67,000 remained to be paid, representing lease payments for vacated office space, personnel costs and contractual obligations.

         IMPAIRMENT CHARGE. An impairment charge of $67,000 was recorded in the three months ended September 30, 2002 as a result of the write-down of a capitalized software asset to its net realizable value.

         INTEREST EXPENSE. Net interest for the three and six months ended September 30, 2002 increased by $13,000 and $44,000 to $54,000 and $116,000, respectively, from the comparable periods in the prior fiscal year. The increase during the six-month period was primarily due to a decrease in investment interest income of $36,000 and an increase of $11,000 in interest expense related to capital leases obligations.

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

         The following table summarizes our contractual obligations and commercial commitments at September 30, 2002 (in thousands of dollars):

                                           -----------------------------------------------------------------
                                                               PAYMENTS DUE BY PERIOD
                                           -----------------------------------------------------------------
                                                         LESS
                                                         THAN 1
     CONTRACTUAL OBLIGATIONS                    TOTAL     YEAR     1-3 YEARS    4-5 YEARS    AFTER 5 YEARS
     -----------------------                    -----     ----     ---------    ---------    -------------
     Long-Term Debt                               651      262        374             14             1
     Capital Lease Obligations                  1,252      431        605            216             -
     Operating Leases                           5,389      732      1,223            840         2,594

                                           -----------------------------------------------------------------
     Total Contractual Cash Obligations         7,292    1,425      2,202          1,070         2,595
                                           =================================================================

         During the quarter ended September 30, 2002, one of our major stockholders executed a letter of commitment to provide us with a revolving line of credit expiring March 31, 2003, in the amount of $500,000 at annual interest rates varying from 2.0% over prime rate to 10.0% over prime rate depending on the outstanding balance. The revolving line of credit has no loan covenant or ratio requirements. As of September 30, 2002, we had no borrowings against this revolving line of credit.

         Although we expect our existing cash and cash equivalent balances to decline further during the next twelve months, we believe that our current cash and cash equivalents balances along with the line of credit mentioned above will be sufficient to meet our working capital needs at currently anticipated levels for the next twelve months. We have made, and will continue to make, budget cuts to maintain adequate capital reserves. However, our operational plan calls for the raising of additional funds to finance growth through public or private equity or debt financing. We cannot be certain that additional financing will be available, if needed, or, if available, will be on terms satisfactory to us. If we obtain additional equity funding, our existing shareholders will experience dilution. If adequate funds are not available, we may be required to delay, scale back, or eliminate our research and development programs and our marketing efforts or to obtain funds through arrangements with partners or others who may require us to relinquish rights to certain of our technologies or potential products or assets.

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
         (c)      similar production processes; and
         (d)      similar types or classes of customers.

         As of March 31, 2002, goodwill balances for each of the reporting units were as follows:

                  Engineering and collaborative software solutions   $1,859,000
                  IT services                                        $6,765,000
                  Web based telecommunication and travel services    $  481,000

         In connection with adopting this standard, during the second quarter, we completed step one of the test for impairment, which indicated that the carrying value of our IT services segment exceeded its estimated fair value, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. For the fiscal year ended March 31, 2002, net revenue for the IT Services reporting unit declined $8,150,000, from $18,020,000 for the year ended March 31, 2001 to $9,870,000 for the year ended March 31, 2002. This decline in the revenues for IT Services is not anticipated to substantially improve and may further decline in the next 12 months because we do not expect the demand for IT services to improve during this period. In accordance with SFAS No. 142, we are currently determining the extent of the impairment in the IT services segment and will report the level of impairment for each reporting unit by fiscal year end.

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

The following table reconciles previously reported net income (loss) as if the provisions of SFAS No. 142 were in effect in fiscal year 2002 and at fiscal year end 2002 and 2001 (in thousands except per share amounts):

                                    THREE MONTHS ENDED          SIX MONTHS ENDED              YEAR ENDED
                                       SEPTEMBER 30,              SEPTEMBER 30,                MARCH 31,
                                    2002         2002          2001         2001          2002           2001
                                -----------  -----------   -----------   -----------   -----------    -----------
       Reported net loss        $   (1,242)  $   (1,384)   $   (2,312)   $   (2,535)   $   (8,944)    $   (6,637)
       Add back:  Goodwill
       amortization, net of
       taxes                           -            269            -            569         1,052          1,282
                                -----------  -----------   -----------   -----------   -----------    -----------

       Adjusted net loss        $   (1,242)  $   (1,115)   $   (2,312)   $   (1,966)       (7,982)        (5,355)

       Reported basic and
       diluted loss per
       common share             $    (0.07)  $   (0.08)    $    (0.13)   $    (0.15)   $    (0.53)    $    (0.45)
       Add back: Goodwill
       amortization, net of
       taxes                        -              0.01            -           0.03          0.06           0.09
                                -----------  -----------   -----------   -----------   -----------    -----------
       Adjusted basic and
       diluted loss per
       common share             $    (0.07)  $    (0.07)   $    (0.13)   $    (0.12)   $    (0.47)    $    (0.36)
                                -----------  -----------   -----------   -----------   -----------    -----------

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

PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             None.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

         In August 2002, we issued 80,000 shares of common stock valued at $180,000 to two former employees in consideration for services rendered. In September 2002, we issued 26,500 shares of common stock valued at $55,915 to a former employee and a former consultant in consideration for services rendered. Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5. OTHER INFORMATION

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)      Exhibit
                 Number             Description
                 ------             -----------

                  10.1 Agreement to provide credit facility dated August 12, 2002 between netGuru, Inc. and Peter R. Kellogg. (1)

                  99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                  --------------

                  (1) Filed as an exhibit to the initial filing of this Form 10QSB on November 14, 2002 and incorporated herein by reference.

       (b) Reports on Form 8-K

                           On November 5, 2002, we filed a current report on Form 8-K for October 30, 2002, announcing the appointment of Stanley W. Corbett to our board of directors following the resignation of Dr. John Pepin from our board of directors. The Form 8-K included
                           Item 5. Other Events and Item 7. Financial Statements and Exhibits. The exhibit attached was a press release dated October 30, 2002 relating to the appointment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 2, 2002

                                          NETGURU, INC.

                                          By: /S/ BRUCE K. NELSON
                                              -----------------------
                                             Bruce K. Nelson
                                             Chief Financial Officer (duly
                                             authorized officer and principal
                                             financial and accounting officer)

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

Date: December 2, 2002                    /s/ AMRIT K. DAS
                                          ----------------------------------
                                          Amrit K. Das, Chief Executive Officer
                                          (principal executive officer)

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

Date: December 2, 2002                   /s/ BRUCE K. NELSON
                                         -------------------------------
                                         Bruce Nelson, Chief Financial Officer
                                         (principal financial officer)

        EXHIBITS FILED WITH THIS AMENDMENT NO. 1 TO REPORT ON FORM 10-QSB

Exhibit
Number            Description
------            -----------

99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.