Form 10KSB/A
period 2002-03-31
NETGURU INC
filed 2003-01-27
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-KSB
 (Mark One)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 17, 2003 was $11,631,241.

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 17,405,150 on January 17, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE

Item 1.   Description of Business..........................................  3

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters......... 13

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation......................................... 14

Item 7.   Financial Statements............................................. 30

                                    PART III

Item 13.  Exhibits and Reports on Form 8K.................................. 31

          Signatures....................................................... 34

          Certification.................................................... 35

          Index to Consolidated Financial Statements....................... F-1

          Index to Exhibits Filed With This Amendment No.2 to Form 10-KSB.. 36

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

         Our stand-alone and network-based engineering software products provide fully integrated, easy-to-use design automation and analysis solutions for use by engineering analysis and design professionals worldwide. We have developed a comprehensive line of structural, mechanical, civil and process/piping engineering software products, including our STAAD.Pro(R) family of products, FabriCAD, ADLPIPE, STARDYNE(R), CIVILSOFT and CIVILMASTER(R). Our products assist engineers in performing mission-critical functions, including analysis and design of industrial, commercial, transportation and utility structures; pipelines, machinery, automotive and aerospace products; and survey, contour and digital terrain modeling.

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

     IT SERVICES

         We are an IT total solutions provider, or TSP. Our IT services division has provided contracted IT services and software solutions to almost every vertical industry market (that is, a particular industry or group of enterprises to whom similar goods and services can be sold), with an emphasis on engineering, aerospace, e-commerce, semiconductors, finance, education, insurance, manufacturing, distribution, retail, government, pharmaceuticals and healthcare. As a TSP, we provide our business-to-business clients with services that involve integration of multiple existing third party software solutions, and we also offer value-added IT services by incorporating our proprietary collaborative software technology and/or our engineering solution software into enterprise solutions designed to accomplish our clients' current objectives and grow with our clients' enterprises. We specialize in providing IT services that involve mission critical applications that deliver round-the-clock performance.

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

     INTERNET CONTENT, E-COMMERCE AND COLLABORATIVE SOFTWARE SOLUTIONS

          Our Internet content and e-commerce solutions comprise long-distance communication services that include call termination services and prepaid phone cards and travel services targeted towards certain niche markets. Our collaborative software solutions consist of our e-review and related products and ASP solutions.

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

         ASP Services
         ------------

         As an ASP, we offer our engineering products and solutions online at WEB4ENGINEERS.COM. On this site, we offer versions of our current software products such as STAAD.Pro(R), CIVILMASTER(R) and FabriCAD that are Web-enabled, which means that our customers can use these products from our Website by paying a fee instead of purchasing these products. We also offer our collaborative software product, eReview, in a Web-enabled version, which our customers can use for interactive Web-based meetings to view, annotate and markup documents online in real-time.

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

Although we do not have direct competitors to our engineering software products and services, our competitors in this segment, include Computers and Structures, Inc., RISA Technologies, and MSC Software, to name a few. Over the past twelve years, industry research has placed us among the top providers of general-purpose structural engineering analysis and design software. We believe we are among the leaders in this marketplace due to our technical innovations such as the use of open architecture (enabling an engineer to seamlessly integrate our software with other applications such as AutoCAD, MicroStation and Excel) and graphical user interface in our structural engineering software. We are among the top revenue generators in this marketplace. We are also a leader in terms of worldwide market penetration since we believe we were the first to incorporate international design codes into our software.

     IT SERVICES

         The IT services business is extremely competitive since it is not capital intensive. Our competitors in the IT consulting services industry include IT services companies such as Cognizant Technology Solutions and Scient Corporation, consulting affiliates of large accounting firms, other technology companies and in-house management information services departments. We believe that the use of our proprietary collaboration software to add value to our IT services differentiates us and may provide us competitive advantage over some of our competition. We believe we are among the smaller providers of IT services in terms of revenue and size.

     INTERNET CONTENT, E-COMMERCE AND COLLABORATIVE SOFTWARE SOLUTIONS

        In our current long-distance calling card telephony business, as well as our call termination services, we face competition primarily from international long distance telecommunications carriers and other wholesale carriers, such as Startec Global Communication and Fusion Technologies. Our travel services face competition from travel sites of major airlines as well as from full-service travel sites such as travelocity.com, orbitz.com and expedia.com, and from independent travel agents and agencies. Our ASP services face competition from Informative Graphics Corporation, Cimmetry Systems, Inc. and CoCreate Software. We are among the smallest providers of telephony and travel services and our geographic focus is limited to India and the Asian market for such services.

         The collaborative software and services business is highly competitive and changes rapidly. Although we do not have direct competition to eReview, our collaboration software and services face competition from WebEx and PlaceWare. We compete based on our technical expertise. We believe we are among the top providers of collaborative software and services in that we were the first to bridge the gap between two-dimensional and three-dimensional desktop viewing applications and generic Web-based conferencing technologies.

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

         Our trademarks include netGuru.com, NETGURUINDIA.COM,
WEB4ENGINEERS.COM, Allegria Software, ForReview, e-Review, QSE, FabriCAD, STAAD.etc. and ADLPIPE. Our registered trademarks include STAAD(R), STAAD.Pro(R), STARDYNE(R) and CIVILMASTER(R). We may not be able to secure adequate protection for our trademarks in the United States and in the other countries in which we do business.

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

         On January 2, 2002, in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, we issued 300,000 shares of common stock to three consultants (100,000 shares each) for $75,000 in cash and services valued at $525,000. The services are to be rendered over a three-year period, but the shares were fully earned when issued without additional conditions to be satisfied.

         On March 19, 2002, in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, we issued 25,000 shares of our common stock valued at $106,000 to our external legal counsel as consideration for services provided and as a retainer.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were accredited with access to the kind of information registration would provide. In each case, appropriate investment representations were obtained, stock certificates were issued with restricted stock legends, and stop transfer orders were placed with our transfer agent.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                                          YEAR ENDED MARCH 31,
                                                              ----------------------------------------------
                                                                       2002                       2001
                                                                       ----                       ----
              Net revenues                                              100.0%                     100.0%
              Cost of revenues                                           52.8                       53.5
                                                              ---------------------      -------------------
              Gross profit                                               47.2                       46.5
                                                              ---------------------      -------------------
              Selling, general and
               administrative expenses                                   53.5                       44.1
              Research and development expenses                           7.5                        8.6
              Amortization of goodwill                                    5.3                        4.3
              Depreciation and other amortization                         5.1                        2.6
              Impairment charge                                           6.8                          -
              Restructuring                                               0.1                        7.7
                                                              ---------------------      -------------------

              Operating loss                                            (31.1)                     (20.8)

              Interest (expense) income, net                             (0.7)                       0.6
              Other (expense) income, net                                (0.1)                       0.5
                                                              ---------------------      -------------------
              Loss before income taxes                                  (31.9)                     (19.7)
              Income tax expense                                         (4.9)                      (1.5)
                                                              ---------------------      -------------------
              Net loss                                                  (36.8)%                    (21.2)%
                                                              =====================      ===================

         NET REVENUES. Net revenues decreased by $7,018,000 (22.4%) to $24,284,000 in fiscal 2002 from $31,302,000 in fiscal 2001. Our total revenues for the current year primarily consisted of revenues from (1) IT services, (2) engineering software products, maintenance and services (including digital media products and animation services), and (3) Internet content, e-commerce, and collaborative software solutions.

         IT services net revenues represented 40.6% of total net revenues in fiscal 2002 compared to 57.6% in fiscal 2001. In dollar terms, IT services net revenues were $9,869,000 in fiscal 2002 compared to $18,019,000 in fiscal 2001, a decrease of 45.2%. During the past year, the IT services industry was adversely affected by a slow economy and many of our customers reduced spending on technology consulting and systems integration services. Due to the slower economy many companies were faced with financial constraints and as such canceled or postponed many contracted jobs. In addition, the demand for some of our services decreased during fiscal 2002, which caused us to reduce our billing rates approximately 23% from fiscal 2001. As a result, our IT services revenues declined in fiscal 2002 from prior fiscal years. In anticipation of improvement in our IT services revenues toward the latter part of fiscal 2002, which improvement did not materialize, we continued to employ consultants and thus continued to incur costs with no resulting increase in our revenues. Subsequent to year-end, we responded to these business conditions by eliminating excess capacity through workforce reductions and aggressively reducing discretionary costs to lower the cost of operating this segment of our business. We expect that this period of economic uncertainty may continue to impact our IT services revenue throughout fiscal 2003.

         Software sales, maintenance and services net revenues increased as a percentage of total revenues to 38.4% in fiscal 2002 from 32.2% in fiscal 2001 largely due to greater declines in other segments. In dollar terms, software sales, maintenance and services net revenues were $9,313,000 in fiscal 2002 compared to $10,066,000 in fiscal 2001, a decrease of 7.5%. The decrease is primarily the result of:

         o decline in dealer sales revenue of approximately $385,000. In fiscal 2002, our dealers, who are primarily based in Asia, did not perform at the levels they had in the past due to the slow Asian economy.

         o decline in digital media and animation services revenues of approximately $188,000. We were unable to secure new projects related digital media and animation services in India.

         o decline in STAAD 3 user upgrade revenues of approximately $550,000. STAAD 3 is an older product and in order for our customers to upgrade to STAAD.Pro, the newer product, we charged them an upgrade fee. In fiscal 2002, the number of STAAD 3 users had significantly decreased, which in turn decreased our upgrade revenues. This decrease was offset by an increase of approximately $318,000 in revenues from new licenses of STAAD.Pro.

         Internet content and e-commerce and collaborative software solutions net revenues increased as a percentage of total revenues to 21.0% in fiscal 2002 from 10.3% in fiscal 2001. In dollar terms, net revenues from this segment were $5,102,000 in fiscal 2002 compared to $3,217,000 in fiscal 2001, an increase 58.6% over the prior year. This increase is primarily the result of:

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

         GROSS PROFIT. Gross profit as a percentage of net revenues increased to 47.2% in fiscal year 2002, from 46.5% for fiscal 2001. In dollar terms, total gross profit decreased by $3,098,000 (21.3%) to $11,462,000 in fiscal 2002 from $14,560,000 in fiscal 2001, due to the decline in gross profit from the IT services segment, but was offset by slight increases in other areas.

         Historically, the gross profit percentage from the IT services segment has been lower than the gross profit percentage from the software sales and support segment because service revenue has a higher cost of labor associated with it, consisting largely of the cost of the consultants performing the services. In fiscal 2002 IT services gross profit percentage declined to 24.2% from 32.2% in fiscal 2001. In dollar terms, IT services gross profit decreased by $3,411,000 (58.9%) to $2,385,000 from $5,796,000 as a result of the market slowdown for the IT industry. As noted above, we continued to employ consultants who remained idle and whose hours were not billable and thus incurred costs, resulting in lower gross profit for fiscal 2002. The cost of revenues for IT services includes the salaries, bonuses, and benefits for all of the consulting employees including consultants who are "idle" and not billable to a particular customer or project. Our IT service consultants generally receive higher salaries than our technical support employees and we have employed more consultants than technical support staff, both of which contributed to the lower gross margin as compared to the software sales and support segment.

         The gross profit percentage in the software sales and support segment increased to 88.1% in fiscal 2002 from 77.1% in fiscal 2001. Our software sales and support segment generally produces a higher gross margin than our other segments due to the lower costs associated with each sale. The cost of revenues for the software sales and support segment includes amortization of capitalized software development, printing services, direct supplies such as hardware locks and recording media, salaries for the technical support employees, and freight out. The increase in the gross profit percentage from the prior fiscal year is due to a reduction in the cost of direct supplies and printing services, consolidation of our technical support staff and decreased amortization of software development. We have decreased the number of technical support staff in the U.S. offices and instead are using our resources and staff we already have in place in India.

         Gross profit from Internet, e-commerce and collaborative software solutions declined to 17.1% in fiscal 2002 from 31.2% in fiscal 2001 primarily due to a decrease in the gross profit percentage from our travel business. Our travel business gross profit percentage decreased 14.8% from 29.1% in fiscal 2001 to 14.3% in fiscal 2002 due to pricing pressures and the market slowdown in the travel industry. We believe this trend will continue due to competition from other online travel services, many of which have greater resources than we have, as well as due to reductions in travel agency commissions caused by pricing pressures experienced by the airline industry. The cost of revenues for our Internet, e-commerce and collaborative software solutions includes the cost of buying minutes from another carrier and the cost of purchasing certain airline tickets that we sell as a ticket consolidator. Due to the highly competitive nature of telephony and travel services, the gross profit from this segment is lower than the gross profit of our other two business segments.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $814,000 (5.9%) to $13,001,000 in fiscal 2002 from $13,815,000 in fiscal 2001 primarily due to cost control measures put in place at the end of fiscal 2001. The major components of the decrease in SG&A expenses were a $425,000 reduction in advertising expense due to cost control measures, a $375,000 reduction in salaries expense due to attrition, a $237,000 reduction in IT sales commissions due to decreased volume of IT sales, a $181,000 reduction in bad debt expense due to improved accounts receivable collections, and a $188,000 reduction in dealer sales commissions due to a decrease in software revenues from dealers, offset by a $611,000 increase in consulting expenses. Approximately, $525,000 of the $611,000 increase in consulting expenses was non-cash related to the issuance of common stock in consideration for services.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. In fiscal 2002, R&D expenses decreased by $882,000 (32.6%) to $1,824,000 from $2,706,000 in fiscal
2001. Approximately $507,000 of this was due to increased capitalization of software development expenses as a result of achieving technological feasibility on our WebWorks development efforts. The remainder of the decrease in R&D expenses is due to cost control measures put in place during the fourth quarter of fiscal 2001.

         DEPRECIATION AND AMORTIZATION EXPENSES. In fiscal 2002, depreciation and other amortization expenses (excluding goodwill amortization) increased by $445,000 as a result of a higher level of capital expenditures in fiscal 2001.

         IMPAIRMENT CHARGE. In fiscal 2002, we recorded an impairment charge of $1,651,000. Of this amount $684,000 represented the write-off of capitalized film production costs, $651,000 represented the write-off of assets of Interra Global, one of our subsidiaries in India, and $316,000 represented the write-down of goodwill related to the purchase of e-Destinations, our travel services subsidiary. We wrote off capitalized film production costs, since revenues-to-date and forecasted revenues from these film assets did not support carrying value of the recorded amounts. We surrendered the license held by Interra Global and recorded the above-noted impairment charge related to the write-off of the assets of this subsidiary in the fourth quarter of fiscal 2002. As a result of uncertainties faced by our travel business, in accordance with Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", we recorded an impairment charge of $316,000 to write down the value of goodwill associated with the acquisition of our travel subsidiary, e-Destinations, Inc., which is included in our Internet, e-commerce and collaborative software segment. The amount of the write down represented the excess of the carrying amount of goodwill over its fair value. The fair value of goodwill associated with the acquisition of e-Destinations was determined by calculating the present value of estimated expected future cash flows in accordance with SFAS No. 121. There may be further impairment in the future when we implement SFAS No. 142, "Goodwill and Other Intangible Assets" beginning in April 2002.

         SEGMENT PROFITABILITY. Operating loss in the software sales, maintenance and services segment increased to $4,021,000 in fiscal 2002 from $3,773,000 in fiscal 2001. Operating loss in the software sales, maintenance and services segment included an impairment charge of $684,000 related to the write-off of capitalized film production costs in fiscal 2002 and restructuring costs of $208,000 in fiscal 2001. In the IT services segment, a higher level of gross profit in fiscal 2001 contributed to operating income of $1,994,000, whereas in fiscal 2002 the amount of gross profit was not enough to cover the operating expenses, resulting in an operating loss of $749,000. Operating loss in the Internet, e-commerce and collaborative software solutions segment decreased to $2,802,000 in fiscal 2002 from $4,740,000 in fiscal 2001. Operating loss in the Internet, e-commerce and collaborative software solutions segment in fiscal 2001 included $2,192,000 of restructuring costs.

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

         With regard to our ISP initiatives in India, we redirected our primary focus towards the communication and connectivity services targeted at the corporate market. In the Internet portal business, we redirected our primary focus towards the telephony and travel services offered through the portal. The restructuring of ISP and portal operations mainly consisted of the write-off of non-performing assets and therefore did not affect ongoing operations. The refocus of ISP initiatives and portal operations enabled us to focus on those areas of the Internet based operations that we believed we could be successful. The restructuring related to the ISP initiatives and portal operations resulted in elimination of depreciation and amortization expenses that would have resulted if these assets were not written off. The amount of future depreciation and amortization expense that would have resulted from these assets if they were not written off is approximately $399,000 per year.

         In March 2001, we closed our Boston technical support office . The technical support function in the Boston area was a redundant operation while it was ongoing, since we had a comparable technical support capability at our California facility. Technical support activities previously offered from that office have been consolidated into the California facility. By consolidating the technical support functions, beginning in April 2001, we reduced employee costs by approximately $221,000 per year and reduced facility costs by approximately $51,000 per year.

         The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not refilled. Due to the size of our operations, a full-fledged internal legal department was unnecessary. We are able to obtain cost-effective legal services, as and when needed from our continuing external legal counsel. By eliminating the in-house legal department, we reduced employee costs by approximately $127,000 per year beginning in April 2001.

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

         INCOME TAXES. Net income tax expense increased to $1,192,000 in fiscal 2002 compared to net income tax expense of $457,000 in fiscal 2001. In fiscal 2002 we increased our valuation allowance against deferred tax assets by $1,334,000. In assessing the realizability of the net deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. The valuation allowance was offset by approximately $305,000 of income tax benefits due to recovery of taxes paid in prior years, as described in Note 10 of the notes to our audited consolidated financial statements included in this report.

CRITICAL ACCOUNTING POLICIES

         We have identified the following as accounting policies critical to our company:
         o    revenue recognition;
         o    capitalization of software development and purchased technology;
         o    allowances for accounts receivable;
         o    impairment of long-lived assets including goodwill;
         o    and deferred income taxes.

Revenue Recognition
-------------------

         We recognize revenue when the following criteria are met:
         1. Persuasive evidence of an arrangement exists, such as agreements, purchase orders or written or online requests;
         2.   Delivery has been completed and no significant obligations remain;
         3.   Our price to the buyer is fixed and determinable;
         4.   and Collectibility is reasonably assured.

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

         Revenue from software sales is recognized upon shipment, provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is reasonably assured. Our software sales do not provide a specific right of return. At the time of sale, we typically provide free 120-day initial maintenance and support to the customer. Costs relating to this initial 120-day support period, which consist primarily of telephone support, are not considered material. After the initial support period, customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months. Revenues from digital media and animation services are recognized upon achievement of certain pre-determined milestones.

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

         We recognize revenues from products and services sold via Internet portals, including telecommunications and travel services, net of purchase costs when the products and services are delivered and collectibility is reasonably assured. Revenues from certain phone card transactions are deferred and recognized on the basis of usage. Certain travel services, based on their nature, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT.

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

         Net cash used in operations was $3,225,000 in fiscal 2002 compared to $661,000 in fiscal 2001. Net loss was the primary reason for the decrease in cash during fiscal 2002. Increases in prepaid expenses and other current assets, and income tax receivable, along with decreases in accounts payable, accrued expenses, accrued restructuring charges and deferred revenues contributed to the usage of cash in fiscal 2002, offset by a decrease in accounts receivable, net of bad debt expense of $358,000. In fiscal 2001, the primary reason for net cash used in operations was the net loss for fiscal 2001, offset largely by the return of a large deposit balance. Increases in accounts receivable (net of bad debt expense of $590,000), prepaid expenses and other assets, and decreases in accrued expenses, income taxes payable and accrued restructuring costs offset by increases in accounts payable and deferred revenues contributed to the usage of cash in fiscal 2001.

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

         The following table summarizes our contractual obligations and commercial commitments at March 31, 2002 (in thousand dollars):

                                           -------------------------------------------------------
                                                             PAYMENTS DUE BY PERIOD
                                           -------------------------------------------------------
                                                      LESS THAN                             AFTER
CONTRACTUAL OBLIGATIONS                    TOTAL       1 YEAR      1-3 YEARS   4-5 YEARS   5 YEARS
-----------------------                    -----       ------      ---------   ---------   -------
Long-Term Debt                               826          259         542         15           10
Capital Lease Obligations                  1,444          417         737        290           --
Operating Leases                           4,483          590         837        690        2,366

                                          --------------------------------------------------------
Total Contractual Cash Obligations         6,753        1,266       2,116        995        2,376

                                      TOTAL AMOUNTS  LESS THAN 1
OTHER COMMERCIAL COMMITMENTS            COMMITTED       YEAR       1-3 YEARS   4-5 YEARS   OVER 5 YEARS
----------------------------            ---------       ----       ---------   ---------   ------------

Purchase commitment                          800          800          --         --           --
                                          -------------------------------------------------------------
Total Commercial Commitments                 800          800          --         --           --
                                          =============================================================


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

RISK FACTORS

AN INVESTMENT IN SHARES OF OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-KSB, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST OR MAINTAIN AN INVESTMENT IN SHARES OF OUR COMMON STOCK. THIS ANNUAL REPORT CONTAINS OR INCORPORATES BY REFERENCE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THE FOLLOWING RISK FACTORS AND ELSEWHERE IN THIS ANNUAL REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, IT IS LIKELY THAT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WOULD BE HARMED. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

         OUR PLANS TO RETURN TO PROFITABILITY DEPEND ON OUR ABILITY TO INCREASE REVENUES DESPITE CUTTING COSTS IN A VARIETY OF AREAS, WHICH MAY NOT BE FEASIBLE.

         We incurred net losses of $8,944,000 and $2,312,000 for the fiscal year ended March 31, 2002 and the six months ended September 30, 2002, respectively. We used cash in operations totaling $3,225,000 and $934,000 for the fiscal year ended March 31, 2002 and the six months ended September 30, 2002, respectively. During the past year we have significantly reduced our operating expenses. However, in order to achieve profitability, we must increase our revenues while continuing to control our expenses. We are continuing to implement cost containment measures in an effort to reduce our cash consumption from operations both domestically and abroad, and we are working to increase sales of our software products. The results of these combined efforts have reduced our cash used in operations to approximately $150,000 per month. We intend to continue these combined efforts with the goal of generating positive cash flow from operations by March 31, 2003. To accomplish this goal, we are tailoring our cost containment measures to ensure that each of our operating units or costs centers will generate positive cash flow. If adequate funds from operating activities are not available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain portions of our technologies or potential products or other assets. Furthermore, because some of the areas of expense cutting, such as sales and marketing and research and development, involve activities that we ordinarily undertake with the expectation that they will contribute to future revenues, obtaining and maintaining profitability may be difficult, even with reduced expenses. Even if near-term profitability can be achieved through cost cutting, it will not be sustainable if the effect of cost cutting is to impede future revenue growth.

         IF WE ARE UNABLE TO RAISE CAPITAL IN THE FUTURE, WE MAY BE UNABLE TO FUND OPERATING CASH SHORTFALLS.

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

         We believe that current and future available capital resources, including a $500,000 credit line from a major stockholder, will be adequate to fund our operations for the next twelve months. However, historically we have not been able to generate sufficient cash from our operating activities and have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. To the extent we are in need of any additional financing, it may not be available to us on acceptable terms, or at all. Our inability to obtain any needed financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also hinder our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

         Any financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock likely will include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock.

         OUR ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" COULD CAUSE US TO INCUR LARGE LOSSES IN CERTAIN ACCOUNTING PERIODS IF WE DETERMINE THAT THERE HAS BEEN A SIGNIFICANT IMPAIRMENT OF GOODWILL.

         In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement 142, "Goodwill and Other Intangible Assets." We adopted this statement effective April 1, 2002. Under this statement, goodwill is no longer amortized and became subject to annual testing for impairment beginning April 1, 2002. The provisions of this statement require us to perform a two-step test to assess goodwill for impairment. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and we need not proceed to the second step. If the carrying value of a reporting unit exceeds its fair value, then we must determine and compare the implied fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we will record an impairment loss in the amount of the excess. With regard to a reporting unit's goodwill balance at April 1, 2002, we were required to perform the first step of the annual testing for impairment by September 30, 2002. If the results of that step indicated that goodwill might be impaired, we were then required to complete the second step as soon as possible, but no later than March 31, 2003.

         We assessed the fair value of our three reporting units by considering their projected cash flows, using risk-adjusted discount rates, and by the market approach in evaluating the market valuation of the units as compared to competing companies. Given consideration of relevant factors, we concluded that, as of April 1, 2002, an impairment write-down for our IT services division was required. In accordance with the provisions of the statement, the determination of the amount of the impairment and, therefore, the write-down for our IT services division, will be completed by March 31, 2003. We are required to perform additional reviews for impairment annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. We cannot predict whether or when there will be an additional impairment charge, or the amount of any such charge. If the charge is significant, it could cause the market price of our common stock to decline.

         OUR LIMITED OPERATING HISTORY AND LACK OF EXPERIENCE IN OUR NEW OR PROPOSED LINES OF BUSINESS MAKES IT DIFFICULT TO PREDICT OUR FUTURE SUCCESS.

         We have only recently diversified our business and are now offering Internet-based business-to-business services and telephony services to the global community. We intend to provide integrated communications services to and from global destinations to consumers, carriers and businesses. As a result, we have limited or no operating histories in each of these new or proposed lines of business. Therefore, our historical financial information is of limited value in projecting our future success in these markets.

         OUR EXPANSION INTO NEW LINES OF BUSINESS MAY DIVERT MANAGEMENT'S ATTENTION FROM OUR EXISTING OPERATIONS AND PROVE TO BE TOO COSTLY.

         We have been in the engineering software business for over 20 years, and our two IT consulting businesses have a combined 11 years of operating experience. We have only recently entered the Internet content and commerce services, Internet-based IT business-to-business services, and telephony services markets. In the future, we may expand into the integrated Indian-focused communications markets. Our expansion into these new and proposed lines of business may be difficult for us to manage because they involve different disciplines and require different expertise than our core businesses. Consequently, this expansion may detract management's time and attention away from our core businesses, and we may need to incur significant expenses in order to develop the expertise and reputation we desire, which could prevent us from generating revenues from these lines of business in amounts sufficient to justify the expenses we incur in operating them.

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

         THE MARKETS IN WHICH WE CURRENTLY COMPETE AND PLAN TO COMPETE ARE AND WILL CONTINUE TO BE HIGHLY COMPETITIVE, WHICH HAS RESULTED IN SIGNIFICANT PRICE COMPETITION AND LOWER PROFIT MARGINS AND MAY ALSO RESULT IN REDUCED REVENUES OR LOSS OF MARKET SHARE.

         The Internet-based services, Internet-based engineering software products and services and telephony services markets each are highly competitive. The market for Internet-based products and services is characterized by an increasing number of entrants due to low start-up costs. Some of our competitors and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than ours. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance. Our future success will depend significantly upon our ability to increase our share of our target markets and to sell additional products, product enhancements and services to our customers. We are experiencing pricing and margin pressures as we work to expand our software products and services market share. We also are experiencing lower profit margins in our telephony operations due to the turmoil in that market sector. As a result of these pricing and margin pressures, we may experience declines in our revenues and market share.

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

         OUR OPERATING RESULTS MAY BE ADVERSELY IMPACTED BY EXCHANGE RATE FLUCTUATIONS.

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

         WE SELL A SIGNIFICANT PORTION OF OUR PRODUCTS AND SERVICES TO CUSTOMERS IN INTERNATIONAL MARKETS IN WHICH WE MAY HAVE DIFFICULTY PROTECTING IMPORTANT INTELLECTUAL PROPERTY RIGHTS.

         Sales of our products and services to customers located outside the U.S. accounted for approximately 24.8% and 19.1% of our net revenue for the fiscal years ended March 31, 2002 and March 31, 2001, respectively. Our intellectual property rights are an important aspect of our international business. We rely primarily on a combination of contract, copyright, trademark and trade secret laws, domain registration, license and confidentiality agreements and software security measures to protect our proprietary technology. However, we believe that existing laws provide limited protection for our technology and that it may be possible for a third party to misappropriate our technology or to independently develop similar technology. Protective measures we take may be even less effective in the emerging Internet law field because online contracting, privacy and liability issues, among others, are still being resolved. This lack of certainty is even greater in India, where the use of the Internet is less evolved than in the U.S. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where we distribute our products, particularly in foreign countries where the laws generally offer no protection or less protection than the laws of the U.S. The laws of India and other foreign countries in which we operate do not protect intellectual property rights to the same extent as those of the U.S. For example, India's statutory laws do not protect service marks. Because a significant portion of our sales of products and services comes from international markets, this lack of copyright and trade secret protection could adversely affect our business and results of operations if a third party were successful in copying our products and services and marketing products and services similar to ours.

         CONFLICTS INVOLVING INDIA AND FUTURE CHANGES IN THE INDIAN GOVERNMENT POLICY FAVORING ECONOMIC LIBERALIZATION COULD MAKE OUR INDIAN OPERATIONS ECONOMICALLY UNVIABLE.

         During the fiscal year ended March 31, 2002 and the six months ended September 30, 2002, we derived only approximately 5.5% and 4.0%, respectively, of our total net revenues from sales made by our Indian operations primarily to customers in India. However, nearly one-half of our employees, many of whom are engaged in non-sales activities such as technical support and research and development, were based in India. India has from time to time experienced civil unrest and hostilities with its neighboring countries. Although the Indian government has changed three times since 1996, the government of India has pursued policies of economic liberalization throughout the past decade. These policies have resulted in significantly increased opportunities for publicly and privately held businesses in the information technology services markets in which we operate in India. However, we cannot assure you that the current government will remain in power or that these policies will continue. A significant change in the Indian government's policies could cause our operations in India to become more expensive or more difficult, and in either case cause us to have to re-evaluate the economic viability of operating there. Moreover, if civil unrest or hostilities involving India and any of its neighboring countries should occur, it could have an adverse effect on the communication infrastructure in India, which could, in turn, cause our operations there to cease making economic sense. In that event, we may need to expend significant time and resources in relocating and conducting our Indian operations elsewhere.

         CHANGING TECHNOLOGY MAY RENDER OUR PRODUCT AND SERVICE OFFERINGS OBSOLETE AND, THEREFORE, UNMARKETABLE.

         Our ability to compete successfully depends upon the continued compatibility and interoperability of our services with products and architectures offered by various vendors. Although we intend to support emerging standards in the market for Internet access, industry standards may not be established and, if they become established, we may not be able to conform to these new standards in a timely fashion or maintain a competitive position in the market. The announcement or introduction of new products or services by us or our competitors and any change in industry standards could cause our customers to defer or cancel purchases of existing products or services.

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

The market prices of securities of technology-based companies like ours, particularly Internet-related companies, currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during the 52-week period ended January 17, 2003, the high and low sale prices of a share of our common stock were $7.70 and $1.11, respectively. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control. These factors include, among others, deviations in our results of operations from the estimates of securities analysts, changes in securities analysts' estimates of our financial performance, changes in market valuations of similar companies and stock market price and volume fluctuations generally. Furthermore, we are less than a year into a cost-cutting campaign that we hope will improve our operating results. Until the full effects of our cost-cutting efforts become clear, including whether those cuts have a long-term negative impact on revenues, it is likely that our quarter-to-quarter performance will be unpredictable and our stock price particularly volatile.

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

         THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK GIVES A FEW INDIVIDUALS SIGNIFICANT CONTROL OVER IMPORTANT POLICY DECISIONS AND COULD DELAY OR PREVENT CHANGES IN CONTROL.

As of January 17, 2003, our executive officers and directors and their family members together beneficially owned approximately 45% of the issued and outstanding shares of our common stock. As a result, these persons have the ability to exert significant control over matters that could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving our company. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

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

         10.12 Employment Agreement dated June 1, 2001, by and between the registrant and Amrit K. Das.++++

         10.13 Employment Agreement dated June 1, 2001, by and between the registrant and Jyoti Chatterjee.++++

         10.14 Employment Agreement dated June 1, 2001, by and between the registrant and Clara Y. M. Young.++++

         10.15 Employment Agreement dated June 1, 2001, by and between the registrant and Santanu Das.++++

         10.16 Standard Industrial/Commercial Single-Tenant Lease-Net dated November 30, 1999 by and between Lowenberg Corporation and the registrant.++++++

         10.17 Employee Loan Agreement and Promissory Note dated May 3, 2001 by and between the registrant and Santanu Das.++++++

         10.18 Employee Loan Agreement and Promissory Note dated November 1, 2000 by and between the registrant and Stephen Owen.++++++

         21.1     Subsidiaries of the registrant.+++++

         23.1     Consent of KPMG LLP.

         99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K
             None.

---------------------

* Filed as an exhibit to our Registration Statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA) and incorporated herein by reference.
** Filed as an exhibit to our Form 10-KSB for the fiscal year ended March 31, 1997 that was filed with Securities and Exchange Commission on June 30, 1997, or amendment thereto filed on August 19, 1997 and incorporated herein by reference.
*** Filed as an exhibit to our Form 10-QSB for the quarterly period ended December 31, 1998 that was filed with the Securities and Exchange Commission on February 11, 1999, and incorporated herein by reference.
**** Filed as an exhibit to our Form 8-K dated February 26, 1999 that was filed with the Securities and Exchange Commission on March 5, 1999, and incorporated herein by reference.
***** Filed as an exhibit to our Form 8-K dated September 14, 1999 that was filed with the Securities Exchange Commission on September 29, 1999, and incorporated by reference.
****** Filed as an exhibit to our information statement that was filed with the Securities and Exchange Commission pursuant to Section 14 (c) of the Securities Act on July 27, 2000, and incorporated herein by reference.
+ Filed as an exhibit to our Proxy Statement that was filed with the Securities and Exchange Commission. pursuant to Section 14(a) of the Securities Act on November 12, 1998, and incorporated herein by reference.
++ Filed as an exhibit to our Form 10-KSB for March 31, 1999 that was filed with the Securities and Exchange Commission on June 30, 1999, and incorporated herein by reference.
+++ Filed as an exhibit to our Form 10-KSB for March 31, 2000 that was filed with the Securities Exchange Commission on June 26, 2000 and incorporated herein by reference.
++++ Filed as an exhibit to our Form 10-KSB for March 31, 2001 that was filed with the Securities Exchange Commission on July 13, 2001, and incorporated herein by reference.

+++++ Filed as an exhibit to our Form 10-KSB for March 31, 2002 that was filed with the Securities Exchange Commission on July 1, 2002, and incorporated herein by reference.
++++++ Filed as an exhibit to Amendment No. 1 to our Form 10-KSB for March 31, 2002 that was filed with the Securities and Exchange Commission on December 3, 2002, and incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NETGURU, INC.

Dated: January 27, 2003                    /s/ Amrit K. Das
                                           -------------------------------------
                                           Amrit K. Das, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                 Title                                Date
---------------------------      --------------------------------------      -------------------

/s/ Amrit K. Das                  Chairman of the Board, Chief
---------------------------       Executive Officer and Director              January 27, 2003
Amrit K. Das                      (principal executive officer)

/s/ Jyoti Chatterjee              President, Chief Operating Officer,         January 27, 2003
---------------------------       Director
Jyoti Chatterjee

/s/ Bruce Nelson                  Chief Financial Officer (Principal          January 27, 2003
---------------------------       Accounting Officer)
Bruce Nelson

/s/ Santanu Das                   Corporate Vice President, President,        January 27, 2003
---------------------------       Engineering, Collaboration and
Santanu Das                       Animation and Director

/s/ Stephen Owen                  Corporate Vice President, President,        January 27, 2003
---------------------------       European Operations and Director
Stephen Owen

/s/ Stanley W. Corbett            Director                                    January 27, 2003
---------------------------
Stanley W. Corbett

                                  Director                                    January 27, 2003
---------------------------
Garret Vreeland

                                  Director                                    January 27, 2003
---------------------------
L.M. Singhvi


                                 CERTIFICATIONS

         I, Amrit K. Das, certify that:

         1. I have reviewed this amendment no. 2 to annual report on Form 10-KSB of netGuru, Inc. ("annual report");

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

Date: January 27, 2003                 /s/ AMRIT K. DAS
                                           -------------------------------------
                                           Amrit K. Das, Chief Executive Officer
                                           (principal executive officer)

         I, Bruce Nelson, certify that:

         1. I have reviewed this amendment no. 2 to annual report on Form 10-KSB of netGuru, Inc. ("annual report");

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

Date: January 27, 2003                 /s/ BRUCE K. NELSON
                                           -------------------------------------
                                           Bruce Nelson, Chief Financial Officer
                                           (principal financial officer)

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

                               NETGURU, INC. AND SUBSIDIARIES

                           Consolidated Statements of Operations

                            Years ended March 31, 2002 and 2001

                    (In thousands, except share and per share amounts)


                                                                 2002            2001
                                                             -------------   -------------
Net revenues:
    Software sales, maintenance and services                 $      9,313    $     10,066
    IT services                                                     9,869          18,019
    Internet, e-commerce and collaborative
      software solutions                                            5,102           3,217
                                                             -------------   -------------

           Total net revenues                                      24,284          31,302

Cost of revenues:
    Software sales, maintenance and services                        1,108           2,305
    IT services                                                     7,484          12,223
    Internet, e-commerce and collaborative
      software solutions                                            4,230           2,214
                                                             -------------   -------------

           Total cost of revenues                                  12,822          16,742

           Gross profit                                            11,462          14,560
                                                             -------------   -------------

Operating expenses:
    Selling, general and administrative                            13,001          13,815
    Research and development                                        1,824           2,706
    Amortization of goodwill                                        1,290           1,360
    Depreciation and other amortization                             1,243             798
    Impairment charge                                               1,651              --
    Restructuring                                                      25           2,400
                                                             -------------   -------------

           Total operating expenses                                19,034          21,079
                                                             -------------   -------------

           Operating loss                                          (7,572)         (6,519)
                                                             -------------   -------------

Other expense (income):
    Interest, net                                                     160            (193)
    Other                                                              20            (146)
                                                             -------------   -------------

           Total other expense (income)                               180            (339)
                                                             -------------   -------------

Loss before income taxes                                           (7,752)         (6,180)

Income tax expense                                                  1,192             457
                                                             -------------   -------------

           Net loss                                          $     (8,944)   $     (6,637)
                                                             =============   =============

Net loss per common share:
     Basic                                                   $      (0.53)   $      (0.45)
                                                             =============   =============
     Diluted                                                 $      (0.53)   $      (0.45)
                                                             =============   =============
Common shares used in computing net loss per common share:
     Basic                                                     16,982,496      14,781,331
                                                             =============   =============
     Diluted                                                   16,982,496      14,781,331
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

                                   NETGURU, INC. AND SUBSIDIARIES

                               Consolidated Statements of Cash Flows

                                Years ended March 31, 2002 and 2001

                                           (In thousands)

                                                                               2002         2001
                                                                             ---------   ---------
Cash flows from operating activities:
    Net loss                                                                 $ (8,944)   $ (6,637)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                           2,731       2,442
        Bad debt expense                                                          358         590
        Deferred income taxes                                                   1,334         318
        Compensation expense recognized on issuance of stock options               78         136
        Restructuring                                                              25       2,400
        Impairment charge                                                       1,651          --
        Consulting expense recognized on issuance of common stock                 525          --
        Loss on disposal of property                                              146          --
        Changes in operating assets and liabilities (net of acquisitions):
          Accounts receivable                                                   1,161      (1,419)
          Notes and related party loans receivable                               (256)        210
          Income tax receivable                                                  (305)         --
          Deposits                                                                 --       2,381
          Prepaid expenses and other current assets                              (761)       (697)
          Other assets                                                            (38)       (794)
          Accounts payable                                                       (164)        317
          Accrued expenses                                                       (426)       (382)
          Income taxes payable                                                     29         (91)
          Accrued restructuring costs                                            (177)        (96)
          Other current liabilities                                               111          --
          Deferred revenues                                                      (233)        731
          Deferred gain on sale-leaseback                                         (70)        (70)
                                                                             ---------   ---------

                  Net cash used in operating activities                        (3,225)       (661)
                                                                             ---------   ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                    (394)     (4,598)
    Payments to acquire companies, net of cash acquired                           (72)     (2,042)
                                                                             ---------   ---------

                  Net cash used in investing activities                          (466)     (6,640)
                                                                             ---------   ---------

Cash flows from financing activities:
    Proceeds from issuance of bank debt                                            93         385
    Repayment of bank debt                                                       (314)     (1,147)
    Payment of capital lease obligations                                         (265)       (132)
    Issuance of common stock                                                       79       9,907
    Repurchase of preferred stock                                                  --      (6,560)
    Repurchase of common stock                                                   (364)        (76)
                                                                             ---------   ---------

                  Net cash (used) provided by financing activities               (771)      2,377
                                                                             ---------   ---------

    Effect of exchange rate changes on cash and cash equivalents                  (30)       (383)
                                                                             ---------   ---------

                  Decrease in cash and cash equivalents                        (4,492)     (5,307)

Cash and cash equivalents, beginning of year                                    7,958      13,265
                                                                             ---------   ---------

Cash and cash equivalents, end of year                                       $  3,466    $  7,958
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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       In fiscal 2002, the Company recorded an impairment charge of $1,651,000. Of this amount, $684,000 was related to the write-off of capitalized film production costs; $651,000 was related to the write-off of assets of Interra Global, one of the Company's subsidiaries in India; and $316,000 represented the write-down of goodwill related to the purchase of e-Destinations, the Company's travel services subsidiary. The Company wrote off capitalized film production costs, since revenues-to-date and forecasted revenues from these film assets did not support carrying value of the recorded amounts. The Company surrendered the license held by Interra Global and recorded the above-noted impairment charge related to the write-off of the assets of this subsidiary in the fourth quarter of fiscal 2002. As a result of uncertainties faced by the travel business, the Company recorded an impairment charge of $316,000 to write down the value of goodwill associated with the acquisition of its travel subsidiary, e-Destinations, Inc., which is included in the Company's Internet, e-commerce and collaborative software segment. The amount of the write down represented the excess of the carrying amount of goodwill over its fair value. The fair value of goodwill associated with the acquisition of e-Destinations was determined by calculating the present value of estimated expected future cash flows in accordance with SFAS No.
       121. As of March 31, 2002, the Company had $340,000 of unamortized goodwill related to the acquisition of this subsidiary.

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

       The Company amortizes capitalized software development costs and purchased technology using the straight-line method over three to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to cost of revenues was approximately $198,000 and $284,000 for the years ended March 31, 2002 and 2001, respectively. Accumulated amortization on capitalized software was $1,420,000 and $966,000 as of March 31, 2002 and 2001, respectively.

       REVENUE RECOGNITION

       The Company recognizes revenue when the following criteria are met: 1. persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists; 2. delivery has been completed and no significant obligations remain; 3. the Company's price to the buyer is fixed and determinable; and 4. collectibility is reasonably assured. The Company's revenues arise from the following segments: software sales, maintenance and services (including digital media products and services); information technology ("IT") services; and products and services sold via Internet portals, including ASP services, telecommunication and travel services.

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Revenue from software sales is recognized upon shipment, provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is reasonably assured. The Company's software sales do not provide a specific right of return. At the time of sale, the Company typically provides free 120-day initial maintenance and support to the customer. Costs relating to this initial 120-day support period, which include primarily telephone support, are not considered material. After the initial support period, customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months. Revenues from digital media and animation services are recognized upon achievement of certain pre-determined milestones.

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

       The Company sells its engineering and collaborative software along with a maintenance package. This constitutes a multiple element arrangement. The price charged for maintenance portion is the same as when the maintenance is sold separately. The fair values of the maintenance contracts sold in all multiple element arrangements are recognized over the terms of the maintenance contracts. The engineering and collaborative software portion is recognized when delivery is complete and no significant obligations remain.

       Revenues from call termination services are recognized at gross sales value with the applicable cost separately stated in the cost of revenues. Revenues from the Company's own phone card sales are deferred and recognized on the basis of usage, whereas revenues from re-sale of third-party phone cards are recognized net of returns since no significant obligations remain once product is delivered. Certain travel services, based on their nature, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT. Other products and services sold via Internet portals, including certain travel services, where the Company is a travel discounter or an agent, are recognized net of purchase costs when the products and services are delivered and collectibility is reasonably assured. Revenues from ASP services are recognized when the services are complete and collectibility is reasonably assured.

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       RESEARCH AND DEVELOPMENT

       The Company's research and development ("R&D") costs consist mainly of developers' salaries. The major thrust of the Company's R&D efforts has been and continues to be toward developing software products for sale and toward enhancing existing software products. To a lesser extent, the Company's R&D efforts are expended toward enhancing and maintaining its Websites.. The Company follows the guidance of EITF 00-2, Accounting for Web Site Development Costs to account for its Website development costs and the guidance of SOP 98-1, Accounting for the Costs of COMPUTER Software Developed or Obtained for Internal Use to account for the costs of internal use software.

       The Company follows the provisions of SFAS No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" to capitalize software development costs when technological feasibility has been established and stop capitalization when the product is available for general release to customers. The Company expenses development costs when they are related to enhancement of existing software products.

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

       SEGMENT REPORTING

       The Company applies the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. See Note 11 "Segment and Geographic Data" of Notes to Consolidated Financial Statements for description of and disclosures regarding the Company's significant reportable segments.

       RECLASSIFICATIONS

       Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation. Included in amendment no. 2 to the Form 10-KSB is a reclassification of the amortization of software development costs from "depreciation and other amortization" to "cost of revenues."

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

       ALLEGRIA SOFTWARE, INC.

       On April 1, 2000, we acquired all of the outstanding capital stock of Allegria Software, Inc. ("Allegria") for $1,500,000 in cash and 25,000 shares of our common stock, valued at approximately $750,000 at the date of acquisition. Allegria was a developer of Internet-based document management and collaborative software tools primarily for engineering and

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       manufacturing companies. The acquisition included stand-alone software products, as well as technology. The technology is being used in the development of the Company's ASP services business. The purchase price allocation (including acquisition costs of $11,000) is summarized as follows (in thousands):

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

       Activity relating to the restructuring charge is as follows (in thousands):

                                 REFOCUS OF       REFOCUS OF      CONSOLIDATION   ELIMINATION
                                     ISP            PORTAL        OF TECHNICAL      OF LEGAL           TOTAL
                                 OPERATIONS       OPERATIONS        SUPPORT        DEPARTMENT
                                ------------     ------------     ------------     ------------     ------------
       March 31, 2000                    --                --              --               --               --

       Restructuring charge     $     1,998      $        194     $       166      $        42      $     2,400
       Cash payments                 (1,897)             (194)             --               --           (2,091)
                                ------------     ------------     ------------     ------------     ------------

       March 31, 2001           $       101               --      $       166      $        42      $       309
                                ------------     ------------     ------------     ------------     ------------

       Cash payments                     --              (67)             (58)             (52)            (177)

       Adjustments                      (67) a            67   a          (16)  b           41   b          25
                                ------------     ------------     ------------     ------------     ------------

       March 31, 2002           $        34      $        --      $        92      $        31      $       157
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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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
                                                                        ========

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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
                                                             ==========

(6)    STOCKHOLDERS' EQUITY

       In September 1999, the Company issued warrants to purchase 170,000 shares of its common stock at exercise prices ranging from $4.71 to $4.84 per share to third parties related to the acquisition of NetGuru systems. Each warrant is convertible into one share of common stock. Through March 31, 2002, 135,000 of these warrants had been converted into common stock. The remaining 35,000 warrants expire between September 2002 and September 2004.

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

       In April 2000, the Company issued 25,000 shares of common stock as a portion of the purchase price for the acquisition of Allegria Software, Inc ("Allegria"). The recipients of these shares were given the right to demand the Company to repurchase these shares at a price of $28.60 per share at the end of one year. In April 2001, each of the former owners exercised this right. The total repurchase price is $715,000. Agreements were reached with all parties to extend cash payment for this repurchase over a twelve-month period. As of March 31, 2002, the Company had paid $146,000 to one of the former owners for the repurchase of 6,000 shares. The remaining $26,000 is to be paid by November 30, 2002, and has been accrued under "accrued expenses." The repurchase of 6,000 shares from another former owner was settled for a total of $100,000. As of March 31, 2002, $90,000 was paid and the remaining $10,000 has been accrued under "accrued expenses." The owner of the remaining 13,000 shares is holding

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       the stock certificates until full payment is received for these shares. The total cash to be paid for this repurchase was $372,000, of which $128,000 has been paid as of March 31, 2002. Due to a dispute as a result of an apparent breach of the purchase agreement by the former owner, the Company believes that it is probable that the balance of $244,000 will not be paid and therefore has not accrued this amount as a liability.

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

       WARRANTS

       The following table summarizes the fair value of warrant issuances detailed above and the assumptions used in determining fair value.

                                        Exercise      Estimated                                 Fair value of
                          Number of     price per     life (in                     Risk-free       warrants
         Grant date       warrants       share         years)       Volatility        rate          ($)(a)
         ----------       --------       -----         ------       ----------        ----          ------
      September 1999       170,000    $4.71 - $4.84     3 - 5           93%           6.72%          541,500
      February 2000        200,000       $38.00          5              93%           6.72%        4,666,000
      March 2000           102,000       $28.50         3 - 5           93%           6.72%        4,302,780
      June 2000             60,000       $19.00          5             146%           4.87%          979,200
      May-June 2000         53,300   $16.50 - $23.46     3             146%           4.87%          716,896
      November 2000        200,000       $3.93           5             146%           4.87%        1,188,000

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(a)      Fair value was determined using the Black-Scholes option-pricing model.

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

                                 OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                                               Weighted-
                                               Average
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

       The Company has entered into a renewable firm purchase commitment in the amount of $800,000 to purchase airline tickets it sells as a ticket consolidator for a period of six months ending in August 15, 2002. If the Company is unable to meet this commitment during this period, the Company will owe the airlines the difference between commitment amount and the amounts received by the airlines from the Company's ticket sales during this period, subject to certain conditions.

       The Company is a party to various litigation arising in the normal course of business. Management believes the disposition of these matters will not have a material adverse effect on our results of operations or financial condition.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10)   INCOME TAXES

       The components of loss before income taxes are as follows for the year ended March 31, (in thousands):

                                                      2002           2001
                                                ------------    ------------

             United States                      $   (6,176)     $   (5,914)
             Foreign                                (1,576)           (266)
                                                ------------    ------------
               Total                                (7,752)         (6,180)
                                                ============    ============

       The provision (benefit) for income taxes is comprised of the following for the year ended March 31, (in thousands):

                                              2002             2001
                                         -------------    -------------
             Current:
                 Federal                 $       (167)    $         --
                 State                              2                4
                 Foreign                           70              136
                                         -------------    -------------
                                                  (95)             140
             Deferred:
                 Federal                        1,066              271
                 State                            228               46
                 Foreign                           (7)              --
                                         -------------    -------------
                                                1,287              317
                                         -------------    -------------
                   Total                 $      1,192     $        457
                                         =============    =============

       The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows for the year ended March 31, (in thousands):

                                                        2002           2001
                                                     ------------   ------------

          Income tax benefit at statutory rate       $    (2,636)   $   (2,102)
          State taxes, net of federal benefits               (36)         (255)
          Foreign income tax rate differential               649           123
          Change in valuation allowance                    2,529         2,564
          Tax portion intangible asset write-off             424            --
          Rate differential on net operating
           loss carry back benefit                           100            --
          Research and development credits                   (25)          (18)
          Nondeductible amortization                          58            83
          Other                                              129            61
                                                     ------------   ------------
                Total                                $     1,192    $      457
                                                     ============   ============

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences at March 31, 2002 are as follows (in thousands):

          Deferred tax assets:
              Accrued vacation                                  $          127
              Allowance for doubtful accounts                              267
              Amortization of intangibles                                  571
               Net operating loss carryforwards                          3,469
               Foreign tax credit carryforwards                            133
               Research and development credit
                  carryforwards                                            167
               Gain on sale of property                                    367
               Restructuring reserve                                        62
               Other                                                         1

                     Total deferred tax assets                           5,164
                     Less: valuation allowance                          (5,164)

                     Net deferred tax assets                                 -

          Deferred tax liabilities:
              Depreciation                                                (116)
              Cash to accrual adjustment                                   (56)
                                                                ----------------
                     Total deferred tax liabilities             $         (172)
                                                                ================

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The significant components of worldwide operations by reportable operating segment (in thousands) are:

                                                     FOR THE YEAR ENDED MARCH 31
                                                      --------------------------
                                                         2002           2001
                                                      -----------    -----------
                                                             (IN THOUSANDS)
                       NET REVENUE
           Software sales, maintenance and services   $    9,313     $   10,066
           IT services                                     9,869         18,019
           Internet, e-commerce and collaborative
             software solutions                            5,102          3,217
                                                      -----------    -----------
                    Consolidated                      $   24,284     $   31,302
                                                      ===========    ===========

                     GROSS PROFIT
           Software sales, maintenance and services   $    8,205     $    7,761
           IT services                                     2,385          5,796
           Internet, e-commerce and collaborative
             software solutions                              872          1,003
                                                      -----------    -----------
                    Consolidated                      $   11,462     $   14,560
                                                      ===========    ===========

                     OPERATING (LOSS)/INCOME
           Software sales, maintenance and services   $   (4,021)    $   (3,773)
           IT services                                      (749)         1,994
           Internet, e-commerce and collaborative
             software solutions                           (2,802)        (4,740)
                                                      -----------    -----------
                    Consolidated                      $   (7,572)    $   (6,519)
                                                      ============   ===========

     The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                    FOR THE YEAR ENDED MARCH 31
                                                  -----------------------------
                                                      2002            2001
                                                  ------------    -------------
                                                            (IN THOUSANDS)
                       NET REVENUE
         United States                            $     18,260    $     25,316
         The Americas (other than U.S.)                    574             728
         Europe                                          2,757           2,755
         Asia-Pacific                                    2,693           2,503
                                                  -------------   -------------
                  Consolidated                    $     24,284    $     31,302
                                                  =============   =============

                      EXPORT SALES
         United States                            $        615    $      1,078
                                                  =============   =============

                    LONG-LIVED ASSETS
         United States                            $     12,434    $     14,621
         Europe                                            284             324
         Asia-Pacific                                    1,440           2,710
                                                  -------------   -------------
                  Consolidated                    $     14,158    $     17,655
                                                  =============   =============

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12)   LOSS PER SHARE

       The following table illustrates the computation of basic and diluted net loss per share for the years ended March 31, (in thousands):

                                                            2002          2001
                                                        ----------    ----------
        Numerator:
        Net loss -- numerator for basic and diluted
           net loss per share                           $  (8,944)    $  (6,637)

        Denominator:
        Denominator for basic net loss per share -
           average number of common shares outstanding
           during the year                                 16,982        14,781
        Incremental common shares attributable to
           exercise of outstanding options and warrants        --            --
                                                        ----------    ----------

        Denominator for diluted net loss per share         16,982        14,781
                                                        ==========    ==========

        Basic net loss per share                        $   (0.53)    $   (0.45)
                                                        ==========    ==========

        Diluted net loss per share                      $   (0.53)    $   (0.45)
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

        INDEX TO EXHIBITS FILED WITH THIS AMENDMENT NO. 2 TO FORM 10-KSB

             EXHIBIT NO.        DESCRIPTION
             -----------        -----------

                  23.1     Consent of KPMG LLP.

                  99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002