Form 10QSB/A
period 2002-06-30
NETGURU INC
filed 2003-01-27
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-QSB
 (Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

                                     PART I
                              FINANCIAL INFORMATION

                                                                                  PAGE
Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations for the three month periods ended June 30, 2002 and 2001(unaudited).................  3

           Condensed Consolidated Balance Sheets as of
           June 30, 2002 (unaudited) and March 31, 2002..........................  4

           Condensed Consolidated Statements of Cash Flows for the
           three month periods ended June 30, 2002 and 2001 (unaudited)..........  5

           Notes to Condensed Consolidated Financial Statements (unaudited)......  6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................. 13

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings..................................................... 23

Item 2.    Changes in Securities and Use of Proceeds............................. 23

Item 3.    Defaults Upon Senior Securities....................................... 23

Item 4.    Submission of Matters to a Vote of Security Holders................... 23

Item 5.    Other Information..................................................... 23

Item 6.    Exhibits and Reports on Form 8-K...................................... 23

Signatures....................................................................... 24

Certifications of Principal Executive Officer and Principal Financial Officer.... 25

Exhibits Filed with this Report on Form 10-QSB................................... 26

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NETGURU, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                     (In thousands except share and per share amounts)

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                             -----------------------------
                                                                 2002             2001
                                                             -------------   -------------
Net revenues:
    Engineering and collaborative software solutions         $      1,871    $      2,395
    IT services                                                     1,414           3,348
    Web-based telecommunication and travel services                 1,132           1,038

                                                             -------------   -------------
           Total net revenues                                       4,417           6,781

Cost of revenues:
    Engineering and collaborative software solutions                  292             352
    IT services                                                     1,076           2,345
    Web-based telecommunication and travel services                   987             914
                                                             -------------   -------------
           Total cost of sales                                      2,355           3,611

                                                             -------------   -------------
           Gross profit                                             2,062           3,170
                                                             -------------   -------------

Operating expenses:
    Selling, general and administrative                             2,616           3,114
    Research and development                                          464             487
    Amortization of goodwill                                           --             334
    Depreciation and other amortization                               268             273
    Restructuring                                                      93              --

                                                             -------------   -------------
           Total operating expenses                                 3,441           4,208
                                                             -------------   -------------

           Operating loss                                          (1,379)         (1,038)
                                                             -------------   -------------

Other expense (income):
    Interest, net                                                      62              32
    Other                                                              (2)             (8)
                                                             -------------   -------------
           Total other expense                                         60              24
                                                             -------------   -------------

Loss before income taxes                                           (1,439)         (1,062)
Income tax (benefit) expense                                         (369)             89
                                                             -------------   -------------

           Net loss                                          $     (1,070)   $     (1,151)
                                                             =============   =============

Net loss per common share:
    Basic                                                    $      (0.06)   $      (0.07)
                                                             =============   =============
    Diluted                                                  $      (0.06)   $      (0.07)
                                                             =============   =============
Common shares used in computing net loss per common share:
    Basic                                                      17,285,977      16,877,539
                                                             =============   =============
    Diluted                                                    17,285,977      16,877,539
                                                             =============   =============

See accompanying notes to condensed consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                            JUNE 30,   MARCH 31,
                                                             2002        2002
                                                           ---------   ---------
                                                          (Unaudited)

                                     ASSETS
Current assets:
    Cash and cash equivalents                              $  2,485    $  3,466
    Accounts receivable (net of allowance for
      doubtful accounts of $973 and $981, as of June
      30, 2002 and March 31, 2002, respectively)              3,013       3,325
    Income tax receivable                                       309         305
    Notes and related party loans receivable                    198         269
    Prepaid expenses and other current assets                 1,011       1,543
                                                           ---------   ---------

           Total current assets                               7,016       8,908

Property, plant and equipment, net                            4,014       4,169
Goodwill (net of accumulated amortization of
    $4,438 as of June 30, 2002 and March 31, 2002)            9,105       9,105
Other assets                                                    948         884
                                                           ---------   ---------
                                                           $ 21,083    $ 23,066
                                                           =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt                 $    257    $    259
    Current portion of capital lease obligations                428         417
    Accounts payable                                          1,091       1,012
    Accrued expenses                                            630       1,082
    Income taxes payable                                         --         196
    Deferred revenues                                         1,652       1,760
    Deferred income taxes                                        --          60
    Other liabilities                                           152         199
    Accrued restructuring costs                                 237         157
                                                           ---------   ---------

           Total current liabilities                          4,447       5,142

Long-term bank debt, net of current portion                     456         567
Capital lease obligations, net of current portion               926       1,027
Deferred income taxes, non-current                               --         112
Deferred gain on sale-leaseback                                 870         887
                                                           ---------   ---------

           Total liabilities                                  6,699       7,735
                                                           ---------   ---------

Stockholders' equity:
    Preferred stock, par value $.01
      (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                    --          --
    Common stock, par value $.01; authorized
      150,000,000 shares; issued and outstanding
      17,296,650 and 17,265,850 shares (net of
      10,965 treasury shares) as of June 30,
      2002 and March 31, 2002, respectively                     173         173
    Additional paid-in capital                               33,086      33,057
    Accumulated deficit                                     (17,875)    (16,805)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments   (1,000)     (1,094)
                                                           ---------   ---------

           Total stockholders' equity                        14,384      15,331
                                                           ---------   ---------
                                                           $ 21,083    $ 23,066
                                                           =========   =========

See accompanying notes to condensed consolidated financial statements.

                              NETGURU, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                      (In thousands)
                                                                       THREE MONTHS   THREE MONTHS
                                                                           ENDED          ENDED
                                                                       JUNE 30, 2002  JUNE 30, 2001
                                                                       ------------   ------------
Cash flows from operating activities:
    Net loss                                                           $    (1,070)   $    (1,151)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                          311            661
        Bad debt expense                                                        25             --
        Deferred income taxes                                                 (172)            (7)
        Compensation expense recognized on issuance of stock options           (23)            34
        Restructuring                                                           93             --
        Changes in operating assets and liabilities (net of
          acquisitions):
          Accounts receivable                                                  361          1,094
          Notes and related party loans receivable                              71             (1)
          Income tax receivable                                                 (4)            --
          Prepaid expenses and other current assets                            535           (294)
          Other assets                                                         (88)           153
          Accounts payable                                                      69            (57)
          Accrued expenses                                                    (456)          (437)
          Income taxes payable                                                (199)            68
          Accrued restructuring costs                                          (13)            --
          Other current liabilities                                            (73)            38
          Deferred revenues                                                   (140)          (525)
          Deferred gain on sale-leaseback                                      (17)           (29)
                                                                       ------------   ------------

                  Net cash used in operating activities                       (790)          (453)
                                                                       ------------   ------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                  (88)          (167)
    Payments to acquire companies, net of cash acquired                         --            (67)
                                                                       ------------   ------------

                  Net cash used in investing activities                        (88)          (234)
                                                                       ------------   ------------

Cash flows from financing activities:
    Proceeds from issuance of bank debt                                          1             19
    Repayment of bank debt                                                    (115)          (109)
    Repayment of capital lease obligations                                     (84)           (36)
    Issuance of common stock                                                    52             27
    Repurchase common stock                                                     --           (140)
                                                                       ------------   ------------

                  Net cash used in financing activities                       (146)          (239)
                                                                       ------------   ------------

    Effect of exchange rate changes on cash and cash equivalents                43            (68)
                                                                       ------------   ------------

                  Decrease in cash and cash equivalents                       (981)          (994)

Cash and cash equivalents, beginning of period                               3,466          7,958
                                                                       ------------   ------------

Cash and cash equivalents, end of period                               $     2,485    $     6,964
                                                                       ============   ============

Supplemental disclosure of cash flow information:
    Amounts paid for:
         Interest                                                      $        63    $        21
         Income taxes                                                  $         1    $        14

See accompanying notes to condensed consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

     BASIS OF PRESENTATION

         These condensed consolidated financial statements include the accounts of netGuru, Inc. and its wholly owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash or contractual obligations that convey to one entity a right to receive cash or other financial instruments from another entity, as well as impose on the other entity the obligation to deliver cash or other financial instruments to the first entity. At June 30, 2002, management believes the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company also believes that the carrying amounts of its long-term debt and capital lease obligations approximate their fair value as the interest rates approximate a rate that the Company could obtain under similar terms at the balance sheet date.

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

         The Company amortizes capitalized software development costs and purchased technology using the straight-line method over three to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to cost of revenues was approximately $43,000 and $54,000 for the quarter ended June 30, 2002 and 2001, respectively. Accumulated amortization on capitalized software was $533,000 and $432,000 as of June 30, 2002 and 2001, respectively.

     REVENUE RECOGNITION

         The Company recognizes revenue when the following criteria are met: 1. persuasive evidence of an arrangement such as agreements, purchase orders or written or online requests exists; 2. delivery has been completed and no significant obligations remain; 3. the Company's price to the buyer is fixed and determinable; and 4. collectibility is reasonably assured. The Company's revenues arise from the following segments: enterprise engineering and collaborative software solutions (including digital media products and animation services); IT services; and Web-based telecommunication and travel services.

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

         In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION. The Company adopted SOP 97-2 in the first quarter of fiscal 1999. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue, with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. We determine the fair value of each element in multi-element transactions based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately. In 1998, the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which modifies SOP 97-2 to allow for use of the residual method of revenue recognition provided that certain criteria have been met. The Company adopted SOP 98-9 in the first quarter of fiscal 2000. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the transaction fee is recognized as revenue.

         Revenue from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. The Company's fixed price IT contracts are typically for a short duration of one to three months.

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

         In March 2001, the Company closed its Boston technical support office. Technical support activities previously offered from the Boston office were consolidated into the California facility. The closing of this office resulted in the termination of two employees. The restructure charge related to the consolidation of technical support facilities was $166,000, of which $49,000 related to accrued severance payments for the two terminated employees and $117,000 related to contractual lease obligations for the vacated space. The Company made cash payments totaling $58,000 and $13,000 in fiscal 2002 and during the three months ended June 30, 2002, respectively, towards settlement of obligations related to this activity. The Company expects that employee costs, and the facility costs (once the lease obligations are satisfied) would decrease as a result of this restructure charge.

         The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not refilled. Legal services are being obtained from the Company's continuing external legal counsel. In fiscal 2001, the Company estimated the restructure charge related to the elimination of the in-house legal department to be $42,000. In fiscal 2002, the Company paid $52,000 toward this restructure charge. Additional charges of $41,000 and $109,000 were recorded in fiscal 2002 and during the first quarter of fiscal 2003, respectively, since the original estimate of severance expenses was insufficient.

     Activity relating to the restructuring charge is as follows (in thousands):

                                  REFOCUS OF       REFOCUS OF       CONSOLIDATION       ELIMINATION
                                      ISP            PORTAL          OF TECHNICAL         OF LEGAL          TOTAL
                                  OPERATIONS       OPERATIONS          SUPPORT           DEPARTMENT
                                --------------   --------------   -----------------   ---------------   ------------
       March 31, 2000                      --               --                  --                --             --

       Restructuring charge     $       1,998    $         194    $            166    $           42    $     2,400

       Cash payments                   (1,897)            (194)                 --                --         (2,091)
                                --------------   --------------   -----------------   ---------------   ------------

       March 31, 2001           $         101    $          --    $            166    $           42    $       309
                                --------------   --------------   -----------------   ---------------   ------------

       Cash payments                       --              (67)                (58)              (52)          (177)

       Adjustments                        (67) a            67  a              (16) b             41  b          25
                                --------------   --------------   -----------------   ---------------   ------------

       March 31, 2002           $          34    $          --    $             92    $           31    $       157
                                --------------   --------------   -----------------   ---------------   ------------

       Cash payments                       --               --                 (13)                             (13)

       Adjustments                        (16) c            --                                   109  c          93
                                --------------   --------------   -----------------   ---------------   ------------

       June 30, 2002            $          18    $          --    $             79    $          140    $       237
                                ==============   ==============   =================   ===============   ============

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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands except per share amounts):

                                                                   THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                 -----------------------
                                                                    2002          2001
                                                                 -----------   ---------
         Numerator:
         Net loss & numerator for basic and diluted loss per
         share                                                   $   (1,070)   $ (1,151)
                                                                 ===========   =========

         Denominator:
         Denominator for basic net loss per share - average
         number of common shares outstanding during the period       17,286      16,877
         Incremental common shares attributable to exercise of
         outstanding options, warrants and other common stock
         equivalents                                                     --          --
                                                                 -----------   ---------
         Denominator for diluted net loss per share                  17,286      16,877
                                                                 ===========   =========

         Basic net loss per share                                $    (0.06)   $  (0.07)
                                                                 ===========   =========
         Diluted net loss per share                              $    (0.06)   $  (0.07)
                                                                 ===========   =========

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

         The significant components of worldwide operations by reportable operating segment (in thousands) are:

                                                     THREE MONTHS ENDED JUNE 30,
                                                      --------------------------
                                                         2002            2001
                                                      -----------    -----------
                                                           (IN THOUSANDS)
          NET REVENUE
              Engineering and collaborative software  $    1,871     $    2,395
                solutions
              IT services                                  1,414          3,348
              Web-based telecommunication and travel       1,132          1,038
                services

                                                      ===========    ===========
                   Consolidated                       $    4,417     $    6,781
                                                      ===========    ===========

          OPERATING (LOSS)/INCOME
              Engineering and collaborative software  $   (1,135)    $     (763)
                solutions
              IT services                                    (67)           183
              Web-based telecommunication and travel        (177)          (458)
                services

                                                      ===========    ===========
                   Consolidated                       $   (1,379)    $   (1,038)
                                                      ===========    ===========

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                       -------------------------
                                                           2002          2001
                                                       -----------   -----------
                                                            (IN THOUSANDS)
                NET REVENUE
                United States                          $    3,200    $    5,718
                The Americas (other than U.S.)                107           120
                Europe                                        495           497
                Asia-Pacific                                  615           446
                                                       -----------   -----------

                         Consolidated                  $    4,417    $    6,781
                                                       ===========   ===========

                EXPORT SALES
                United States                          $      232    $      124
                                                       ===========   ===========

                                                         JUNE 30,      JUNE 30,
                                                          2002          2001
                                                       -----------   -----------
                                                            (IN THOUSANDS)
                LONG-LIVED ASSETS
                United States                          $   12,342    $   14,105
                Europe                                        365           386
                Asia-Pacific                                1,360         2,570
                                                       -----------   -----------

                         Consolidated                  $   14,067    $   17,061
                                                       ===========   ===========

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

         In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION. We adopted SOP 97-2 in the first quarter of fiscal 1999. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue, with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. We determine the fair value of each element in multi-element transactions based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately. In 1998, the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which modifies SOP 97-2 to allow for use of the residual method of revenue recognition provided that certain criteria have been met. We adopted SOP 98-9 in the first quarter of fiscal 2000. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the transaction fee is recognized as revenue.

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

         With regard to the Web-based telecommunication services, revenues from call termination services are recognized at gross sales value, with the applicable cost separately stated in the cost of revenues. Revenues from the our own phone cards are deferred and recognized on the basis of usage, whereas revenues from re-sale of third-party phone cards are recognized net of returns since no significant obligations remain once product is delivered. Certain travel services, based on their nature, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT. Other products and services sold via Internet portals, including certain travel services, where we are a travel discounter or an agent, are recognized net of purchase costs when the products and services are delivered and collectibility is reasonably assured.

     ACCOUNTING FOR SOFTWARE DEVELOPMENT COST AND PURCHASED TECHNOLOGY
     -----------------------------------------------------------------

         We develop software in-house, employ third parties to develop software for us and purchase software technology. Costs related to the development of certain software products are capitalized. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Additional costs to enhance products after release are expensed as they are incurred.

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

     IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

         Through March 31, 2002, we applied the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized was measured as the amount by which the carrying amount of the asset exceeded the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 beginning April 1, 2002. The adoption of SFAS No. 144 does not have a material impact on our consolidated financial position or results of operations. We apply the provisions of SFAS No. 86, ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, for evaluating unamortized capitalized software development costs. At each balance sheet date, we compare the unamortized software development cost of each product to the net realizable value of the product. The amount by which the unamortized software development cost exceeds the net realizable value of the product is written off.

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

     RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                            ---------  ---------
                                                              2002        2001
                                                            ---------  ---------

               Net revenues                                   100.0%     100.0%
               Cost of revenues                                53.3       53.3
                                                            ---------  ---------

               Gross profit                                    46.7       46.7
                                                            ---------  ---------

               Selling, general and administrative expenses    59.2       45.9
               Research and development expenses               10.6        7.2
               Amortization of goodwill                          -         4.9
               Depreciation and software amortization           6.0        4.0
               Restructuring                                    2.1         -
                                                            ---------  ---------
                      Total operating expenses                 77.9       62.0

               Operating loss                                 (31.2)     (15.3)

               Interest expense, net                            1.4        0.5
               Other income, net                                 -        (0.1)
                                                            ---------  ---------

               Loss before income taxes                       (32.6)     (15.7)
               Income tax benefit (expense)                     8.4       (1.3)
                                                            ---------  ---------

               Net loss                                       (24.2)%    (17.0)%
                                                            =========  =========

         NET REVENUES. Net revenues decreased by $2,364,000 (34.9%) to $4,417,000 for the quarter ended June 30, 2002 from $6,781,000 for the quarter ended June 30, 2001. Our total revenues for the current period primarily consisted of revenues from (1) enterprise engineering and collaborative software solutions (including digital media products and animation services), (2) IT services, and (3) Web-based telecommunication and travel services.

         Engineering and collaborative software solutions net revenues, increased as a percentage of total net revenues to 42.4% for the quarter ended June 30, 2002 from 35.3% for the quarter ended June 30, 2001 primarily due to greater declines in other segments. In dollar terms, net revenues from engineering and collaborative software solutions decreased by $524,000 (21.9%) to $1,871,000 for the quarter ended June 30, 2002 from $2,395,000 for the quarter ended June 30, 2001. The decrease was primarily due to a decline in collaborative software revenues. Collaborative software revenues decreased by $384,000 for the quarter ended June 30, 2002 to $79,000 from $463,000 for the quarter ended June 30, 2001. The majority of our collaborative software revenue is generated from service-oriented projects, where the revenue is not recognized until the entire project is completed. The decrease in collaborative software revenue was due to a decrease in the number of large contracts being completed in the quarter ended June 30, 2002 as compared to the same period in the prior year. In addition, the decrease was due to a general decline in the engineering software market. We expect our software sales from the Far East and Asia to improve during the remainder of the fiscal year as a result of our efforts to refocus our sales initiatives and to re-engage our international distributors as well as due to improvements in the Asian economy.

         IT services net revenues decreased as a percentage of total net revenues to 32.0% of total net revenues for the quarter ended June 30, 2002 from 49.4% for the quarter ended June 30, 2001. In dollar terms, IT services net revenues decreased by $1,934,000 (57.8%) to $1,414,000 for the quarter ended June 30, 2002 from $3,348,000 for the quarter ended June 30, 2001. During the past year, the IT services industry has been adversely affected by a slow economy and many of our customers reduced spending on technology consulting and systems integration services. In addition, the demand for some of our services decreased during the quarter ended June 30, 2002, which caused us to reduce our billing rates from the same period in the prior year. We do not anticipate significant recovery to occur in the IT services segment as we expect that this period of economic uncertainty may continue to impact our IT services revenue throughout fiscal 2003.

         Telecommunication and travel services net revenues increased as a percentage of total revenues to 25.6% for the quarter ended June 30, 2002 from 15.3% for the quarter ended June 30, 2001, due primarily to declines in other segments. In dollar terms, net revenues from this segment increased by $94,000 (9.1%) to $1,132,000 for the quarter ended June 30, 2002 from $1,038,000 for the quarter ended June 30, 2001. This increase was due to a $363,000 increase in call terminations revenues, offset by a $95,000 decrease in travel services revenues and a $136,000 decrease in phone card revenues. The ramp-up of the call termination services did not start until the beginning of the current fiscal year. The increase in net revenues from call termination services during the quarter ended June 30, 2002 is the result of comparison to the comparable period in the prior year when the call-termination services were being started and no ramp-up had taken place. Although telecommunications services revenues increased during the quarter ended June 30, 2002 as compared to the same period in the prior year, the recent turmoil in the telecommunications industry has increased the uncertainty of the viability of smaller service providers, some of whom are our customers. As a result, we anticipate that, during the remainder of the current fiscal year, net revenues from telecommunications services will not improve from current levels. Travel services net revenues decreased due to competition from other online travel services and reductions in travel agency commissions. We do not anticipate that net revenues from travel services will improve from current levels during the remainder of the current fiscal year.

         GROSS PROFIT. Gross profit as a percentage of net revenues remained flat at 46.7% for the quarter ended June 30, 2002. In dollar terms, total gross profit decreased by $1,108,000 (35.0%) to $2,062,000 for the quarter ended June 30, 2002 from $3,170,000 for the quarter ended June 30, 1001. The decrease is mainly due to the decline in gross profit from the IT services business. To a lesser extent, the decrease in gross profit from the travel services also contributed to the decline in total gross profit.

         Engineering and collaborative software solutions gross profit percentage decreased to 84.4% for the quarter ended June 30, 2002 from 85.3% for the quarter ended June 30, 2001, due to slightly lower revenues from higher margin products within this segment. Our engineering and collaborative software solutions segment generally produces a higher gross margin than our other segments due to the low costs associated with each sale. The cost of revenues for the engineering and collaborative software segment includes printing services, direct supplies such as hardware locks, which are security devices that are attached to the central processing unit to prevent unauthorized access to licensed software, salaries for the technical support employees, freight out, and capitalized software amortization expense.

         IT service gross profit percentage decreased to 23.9% for the quarter ended June 30, 2002 from 30.0% for the quarter ended June 30, 2001. As a result of the market slowdown for the IT industry, revenues from this segment decreased significantly without proportionate decreases in our IT services costs, which resulted in lower gross profit. Historically, the IT services gross profit percentage has been lower than the engineering and collaborative software solutions gross profit percentage because service revenue has a higher cost of labor associated with it. The cost of revenues for IT services includes the salaries, bonuses, and benefits for all of the consulting employees. Our IT service consultants generally receive higher salaries than our technical support employees and we have employed more consultants than technical support staff, both of which contributed to the lower gross margin for IT services segment as compared to the engineering and collaborative software solutions segment.

         Telecommunication and travel services gross profit percentage increased to 12.8% for the quarter ended June 30, 2002 from 11.9% for the quarter ended June 30, 2001. The cost of revenues for Web-based telecommunications and travel services includes the cost of buying minutes from another carrier and the cost of purchasing certain airline tickets. Continuing threats in the worldwide political climate, competition from other online travel services and reductions in travel agency commissions due to pricing pressures, may impact the gross profit from our travel business in the near future.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $498,000 (16.0%) to $2,616,000 for the quarter ended June 30, 2002 from $3,114,000 for the quarter ended June 30, 2001, primarily due to a decrease in sales commissions and our continuing emphasis on cost control. The decrease in SG&A expenses for the quarter ended June 30, 2002 consisted of a $197,000 reduction in salaries and benefits due to employee terminations, a $190,000 reduction in advertising expenses, a $48,000 reduction in IT sales commissions due to decreased IT revenues, and a $37,000 reduction in marketing consulting expenses.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses decreased by $23,000 (4.7%) to $464,000 for the quarter ended June 30, 2002 from $487,000 for the quarter ended June 30, 2001. The decrease in R & D expenses in fiscal 2003 is the result of our continuing efforts to control costs.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and other amortization expenses (excluding goodwill amortization) decreased by $5,000 (1.8%) to $268,000 for the quarter ended June 30, 2002 from $273,000 for the quarter ended June 30, 2001, primarily due to the disposal of fixed assets in our European offices in the quarter ended March 31, 2002.

         RESTRUCTURING. In March 2001, we announced plans to restructure our operations. As a result of this restructuring plan, we recorded a restructuring charge of $2,400,000 in the quarter ended March 31, 2001. The restructuring plan consisted of four major points: 1) refocused strategic direction of ISP initiatives; 2) refocused strategic direction of Internet portal initiatives; 3) consolidation of technical support activities; and 4) elimination of our in-house legal department. In the Internet portal business, we redirected our primary focus towards the Web-based telecommunication and travel services. In March 2001, we closed our Boston technical support office. Technical support activities previously offered from that office have been consolidated into the California facility. The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not filled. Legal services are being obtained, as needed, through our continuing external legal counsel. During the quarter ended June 30, 2002, we provided an additional $93,000 toward additional expenses from the restructuring plans announced in March 2001 due to additional amounts needed for severance costs for the elimination of the legal department.

         INTEREST EXPENSE. Net interest for the quarter ended June 30, 2002 increased by $30,000 to $62,000 from $32,000 for the quarter ended June 30, 2001. The increase was primarily due to a decrease in investment interest income of $28,000 and an increase of $7,000 in interest expense related to capital lease obligations.

         INCOME TAXES. We recorded an income tax benefit of $369,000 for the quarter ended June 30, 2002 as compared to a net income tax expense of $89,000 for the quarter ended June 30, 2001. Due to our net operating loss position, we reversed tax liabilities recorded in prior periods that are no longer required, which resulted in a tax benefit in the quarter ended June 30, 2002. Tax expense for the quarter ended June 30, 2001 resulted from provisions for local and state taxes.

     LIQUIDITY AND CAPITAL RESOURCES

         Currently we finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances. We have used debt and equity financing when appropriate and practicable. Our principal sources of liquidity at June 30, 2002 consisted of $2,485,000 of cash and cash equivalents. Cash and cash equivalents decreased by $981,000 (28.3%) during the quarter ended June 30, 2002. The primary reasons for this decline were cash used in operations, capital expenditures, repayment of bank debt and payments toward capital lease obligations.

         Net cash used in operations was $790,000 for the quarter ended June 30, 2002 as compared to $453,000 for the quarter ended June 30, 2001. Net loss was the primary contributor to net cash used in both periods. Decrease in accrued expenses of $456,000, decrease in income tax payable of $199,000, decrease in deferred income taxes of $172,000 and decrease in deferred revenues of $140,000 contributed to the usage of cash for the quarter ended June 30, 2002. This was offset by cash provided by a decrease of $535,000 in prepaid expenses and other current assets, and a decrease of $361,000 in accounts receivable, net of bad debt expense. For the quarter ended June 30, 2001, the primary reason for net cash used in operations was the net loss, offset largely by a decrease in accounts receivable balance of $1,094,000. Increases in prepaid expenses and other assets of $294,000, decrease in deferred revenue of $525,000, and a decrease in accrued expenses of $437,000 were primary contributors to cash used in operations during the quarter ended June 30, 2001.

         Net cash used in investing activities in the quarter ended June 30, 2002 consisted of capital expenditures of $88,000 as compared to $167,000 and $67,000 of cash used to acquire companies during the quarter ended June 30, 2001.

         In the quarter ended June 30, 2002, we used $146,000 primarily to repay bank debt and to pay capital lease obligations. In the first quarter ended June 30, 2001, we used $239,000 primarily to repay bank debt, to pay capital lease obligations and to repurchase common stock.

         We incurred net losses of $1,070,000 and $1,151,000 and used cash in operations of $790,000 and $453,000 in quarters ended June 30, 2002 and 2001, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services. We believe we will be able to generate cash from operations or through additional sources of debt and equity financing. We have continued our program to reduce costs and expenses. If adequate funds are not available, we may be required to delay, scale back, or eliminate our research and development programs and our marketing efforts or to obtain funds through arrangements with partners or others who may require us to relinquish rights to certain of our technologies or potential products or assets.

         The following tables summarize our contractual obligations and commercial commitments at June 30, 2002 (in thousand dollars):

                                          ---------------------------------------------------------------
                                                              PAYMENTS DUE BY PERIOD
                                          ---------------------------------------------------------------
                                                           LESS
                                                          THAN 1
     CONTRACTUAL OBLIGATIONS                  TOTAL        YEAR     1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
     -----------------------              ------------  ----------  ----------  ----------  -------------
     Long-Term Debt                               713         257         430          16             10

     Capital Lease Obligations                  1,354         428         670         256             --

     Operating Leases                           4,428         579         811         672          2,366

                                          ------------  ----------  ----------  ----------  -------------
     Total Contractual Cash Obligations         6,495       1,264       1,911         944          2,376
                                          ============  ==========  ==========  ==========  =============

                                         TOTAL AMOUNTS  LESS THAN
OTHER COMMERCIAL COMMITMENTS               COMMITTED     1 YEAR     1-3 YEARS   4-5 YEARS   OVER 5 YEARS
----------------------------              ------------  ----------  ----------  ----------  -------------
Letter of Credit                                   55          55          --          --             --
Purchase Commitment                               800         800
                                          ------------  ----------  ----------  ----------  -------------
Total Commercial Commitments                      855         855          --          --             --
                                          ============  ==========  ==========  ==========  =============

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

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 also requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. In addition, SFAS No. 142 includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill, reassessment of the useful lives of recognized intangibles and testing for impairment of those intangibles.

         We adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 became effective for us on April 1, 2002. Intangible assets identified as having indefinite useful lives were required to be tested for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. We did not record an impairment loss as of the date of adoption because we determined that we did not have any identifiable intangible assets other than goodwill.

         In connection with the SFAS No. 142 transitional goodwill impairment evaluation, the statement requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of April 1, 2002. Pursuant to paragraphs 30-31 of SFAS No. 142, we identified three "reporting units" as defined in paragraph 17 of SFAS No. 131:

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

         As of June 30, 2002, we had unamortized goodwill in the amount of $9,105,000, all of which will be subject to the transition provisions of SFAS No. 142. No amortization expense was recorded for the quarter ended June 30, 2002. We will continue to assess for impairment at each reporting date or at any time we become aware of factors or circumstances that would warrant the assessment for impairment, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principles.

         The following table reconciles previously reported net income (loss) as if the provisions of SFAS No. 142 were in effect in fiscal year 2002 and at fiscal year end 2002 and 2001 (in thousands except per share amounts):

                                                 THREE MONTHS ENDED           YEAR ENDED
                                                      JUNE 30,                 MARCH 31,
                                              -----------------------   -----------------------
                                                 2002         2001         2002         2001
                                              ----------   ----------   ----------   ----------

       Reported net loss                      $  (1,070)   $  (1,151)   $  (8,944)   $  (6,637)
       Add back:  Goodwill amortization,
       net of taxes                                  --          198        1,052        1,282
                                              ----------   ----------   ----------   ----------

       Adjusted net loss                      $  (1,070)   $    (953)   $  (7,892)   $  (5,355)

       Reported basic and diluted loss per
       common share                           $   (0.06)   $   (0.07)   $   (0.53)   $   (0.45)
       Add back: Goodwill amortization, net
       of taxes                                      --         0.01         0.06         0.09
                                              ----------   ----------   ----------   ----------
       Adjusted basic and diluted loss per
       common share                           $   (0.06)   $   (0.06)   $   (0.47)   $   (0.36)
                                              ----------   ----------   ----------   ----------

         In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material impact on our consolidated financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 beginning April 1, 2002. The adoption of SFAS No. 144 does not have a material impact on our consolidated financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF THE FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as sale-leaseback transactions, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. We do not expect the adoption of SFAS No. 145 to have a material impact on our consolidated financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, we cannot determine the potential effects that adoption of SFAS No. 146 will have on our consolidated financial statements.

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

           (b)   Reports on Form 8-K

                 On April 16,2002, we filed a current report on Form 8-K announcing the appointment of Bruce K. Nelson as Chief Financial Officer. This disclosure was made under Item 5, Other Events.

                 On August 14, 2002, we filed a current report on Form 8-K announcing a scheduled conference call and clarifying our acquisition, merger, public offering or similar activities in India. This disclosure was made under Item 5, Other Events, and included a press release that was attached as an exhibit to Item 7, Financial Statements and Exhibits.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 27, 2003

                                          NETGURU, INC.

                                          By: /S/ BRUCE K. NELSON
                                              -------------------
                                              Bruce K. Nelson
                                              Chief Financial Officer (principal
                                              financial and accounting officer)

                                 CERTIFICATIONS

         I, Amrit K. Das, certify that:

         1. I have reviewed this amendment no. 2 to quarterly report on Form 10-QSB of netGuru, Inc. ("quarterly report");

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

Date: January 27, 2003                 /s/ AMRIT K. DAS
                                           ------------
                                           Amrit K. Das, Chief Executive Officer
                                           (Principal executive officer)

         I, Bruce Nelson, certify that:

         1. I have reviewed this amendment no. 2 to quarterly report on Form 10-QSB of netGuru, Inc. ("quarterly report");

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

Date: January 27, 2003                 /s/ BRUCE K. NELSON
                                           ---------------
                                           Bruce Nelson, Chief Financial Officer
                                           (Principal financial officer)

        EXHIBITS FILED WITH THIS AMENDMENT NO. 2 TO REPORT ON FORM 10-QSB

Exhibit 99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.