Form 10QSB/A
period 2002-09-30
NETGURU INC
filed 2003-01-27
CIK 1015920

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

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE
Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations for the three and six month periods ended September 30, 2002 and 2001(unaudited ).....  3

         Condensed Consolidated Balance Sheets as of
         September 30, 2002 (unaudited) and March 31, 2002...................  4

         Condensed Consolidated Statements of Cash Flows for the
         six month periods ended September 30, 2002 and 2001 (unaudited).....  5

         Notes to Condensed Consolidated Financial Statements (unaudited)....  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 16

Item 3.  Controls and Procedures............................................. 27

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 28

Item 2.  Changes in Securities and Use of Proceeds........................... 28

Item 3.  Defaults Upon Senior Securities..................................... 28

Item 4.  Submission of Matters to a Vote of Security Holders................. 28

Item 5.  Other Information................................................... 28

Item 6.  Exhibits and Reports on Form 8-K.................................... 28

Signatures................................................................... 29

Certifications of Principal Executive Officer and Principal Financial Officer 30

Exhibits Filed with this Report on Form 10-QSB............................... 32


PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                             NETGURU, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                   (In thousands, except share and per share amounts)

                                                           THREE MONTHS       THREE MONTHS       SIX MONTHS         SIX MONTHS
                                                               ENDED             ENDED              ENDED              ENDED
                                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                               2002               2001              2002               2001
                                                           ----------------------------------------------------------------------
Net revenues:
     Engineering and collaborative software solutions      $      2,390       $      2,106       $      4,261       $      4,501
     IT services                                                  1,369              2,724              2,783              6,072
     Web-based telecommunication and travel services              1,984              1,474              3,116              2,512
                                                           -------------      -------------      -------------      -------------

               Total net revenues                                 5,743              6,304             10,160             13,085

Cost of revenues:
     Engineering and collaborative software solutions               243                194                535                546
     IT services                                                  1,024              2,019              2,100              4,365
     Web-based telecommunication and travel services              1,860              1,318              2,847              2,231
                                                           -------------      -------------      -------------      -------------

               Total cost of revenues                             3,127              3,531              5,482              7,142
                                                           -------------      -------------      -------------      -------------
               Gross profit                                       2,616              2,773              4,678              5,943
                                                           -------------      -------------      -------------      -------------

Operating expenses:
     Selling, general and administrative                          2,841              3,001              5,457              6,115
     Research and development                                       547                481              1,011                968
     Amortization of goodwill                                        --                282                 --                616
     Depreciation and other amortization                            274                305                542                578
     Impairment charge                                               67                 --                 67                 --
     Restructuring                                                   11                 --                104                 --
                                                           -------------      -------------      -------------      -------------
               Total operating expenses                           3,740              4,069              7,181              8,277
                                                           -------------      -------------      -------------      -------------

               Operating loss                                    (1,124)            (1,296)            (2,503)            (2,334)
                                                           -------------      -------------      -------------      -------------

Other expense (income):
     Interest, net                                                   54                 41                116                 72
     Other                                                           (4)                (1)                (6)                (8)
                                                           -------------      -------------      -------------      -------------
               Total other expense                                   50                 40                110                 64
                                                           -------------      -------------      -------------      -------------

Loss before income taxes                                         (1,174)            (1,336)            (2,613)            (2,398)
Income tax (benefit) expense                                         68                 48               (301)               137
                                                           -------------      -------------      -------------      -------------

               Net loss                                    $     (1,242)      $     (1,384)      $     (2,312)      $     (2,535)
                                                           =============      =============      =============      =============

Net loss per common share:
         Basic                                             $      (0.07)      $      (0.08)      $      (0.13)      $      (0.15)
                                                           =============      =============      =============      =============
         Diluted                                           $      (0.07)      $      (0.08)      $      (0.13)      $      (0.15)
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


                                        NETGURU, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share and per share amounts)

                                                                              SEPTEMBER 30,   MARCH 31,
                                                                                  2002           2002
                                                                               ---------      ---------
                                                                              (Unaudited)

                                                    ASSETS
Current assets:
     Cash and cash equivalents                                                 $  2,065       $  3,466
     Accounts receivable (net of allowance for doubtful accounts of $1,017 and $981, as of September 30, 2002 and
        March 31, 2002, respectively)                                             2,565          3,325
     Income tax receivable                                                            5            305
     Notes and related party loans receivable                                       158            269
     Prepaid expenses and other current assets                                      981          1,543
                                                                               ---------      ---------

               Total current assets                                               5,774          8,908

Property, plant and equipment, net                                                3,843          4,169
Goodwill (net of accumulated amortization of $4,438 as of
   September 30, 2002 and March 31, 2002)                                         9,105          9,105
Other assets                                                                        759            884
                                                                               ---------      ---------
                                                                               $ 19,481       $ 23,066
                                                                               =========      =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term bank debt                                    $    262       $    259
     Current portion of capital lease obligations                                   431            417
     Accounts payable                                                               902          1,012
     Accrued expenses                                                               734          1,082
     Income taxes payable                                                            24            196
     Deferred revenues                                                            1,383          1,760
     Deferred income taxes                                                           --             60
     Other liabilities                                                              176            199
     Accrued restructuring costs                                                     67            157
                                                                               ---------      ---------

               Total current liabilities                                          3,979          5,142

Long-term bank debt, net of current portion                                         389            567
Capital lease obligations, net of current portion                                   821          1,027
Deferred income taxes, non-current                                                   --            112
Deferred gain on sale-leaseback                                                     863            887
                                                                               ---------      ---------

               Total liabilities                                                  6,052          7,735
                                                                               ---------      ---------

Stockholders' equity:
     Preferred stock, par value $.01 (Authorized 5,000,000 shares;
        no shares issued and outstanding)                                            --             --
     Common stock, par value $.01; authorized 150,000,000 shares;
        issued and outstanding 17,405,150 and 17,265,850 shares
        (net of 10,965 treasury shares) as of September 30, 2002
        and March 31, 2002, respectively                                            174            173
     Additional paid-in capital                                                  33,343         33,057
     Accumulated deficit                                                        (19,117)       (16,805)
     Accumulated other comprehensive loss:
        Cumulative foreign currency translation adjustments                        (971)        (1,094)
                                                                               ---------      ---------

               Total stockholders' equity                                        13,429         15,331
                                                                               ---------      ---------
                                                                               $ 19,481       $ 23,066
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


                                        NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                 (In thousands)

                                                                                     SIX MONTHS     SIX MONTHS
                                                                                        ENDED          ENDED
                                                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                                                        2002          2001
                                                                                      --------      --------
Cash flows from operating activities:
     Net loss                                                                         $(2,312)      $(2,535)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                  707         1,307
           Bad debt expense                                                                68            --
           Deferred income taxes                                                         (172)           (7)
           Compensation expense recognized on issuance of stock options                    (4)           64
           Restructuring                                                                  104            --
           Impairment charge                                                               67            --
           Expense recognized on issuance of stock                                        236            --
           Loss on disposal of property                                                     3            --
           Changes in operating assets and liabilities (net of acquisitions):
              Accounts receivable                                                         779         1,063
              Notes and related party loans receivable                                    112            (2)
              Income tax receivable                                                       300            --
              Prepaid expenses and other current assets                                   575          (519)
              Other assets                                                                (54)          (38)
              Accounts payable                                                           (123)          (57)
              Accrued expenses                                                           (353)         (460)
              Income taxes payable                                                       (174)           84
              Accrued restructuring costs                                                (195)           --
              Other current liabilities                                                   (47)          (30)
              Deferred revenues                                                          (416)         (689)
              Deferred gain on sale-leaseback                                             (35)          (35)
                                                                                      --------      --------

                        Net cash used in operating activities                            (934)       (1,854)
                                                                                      --------      --------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                           (203)         (712)
     Payments to acquire companies, net of cash acquired                                   --           (69)
                                                                                      --------      --------

                        Net cash used in investing activities                            (203)         (781)
                                                                                      --------      --------

Cash flows from financing activities:
     Proceeds from issuance of bank debt                                                    1            41
     Repayment of bank debt                                                              (132)         (273)
     Repayment of capital lease obligations                                              (208)          (68)
     Issuance of common stock                                                              55            27
     Repurchase common stock                                                               --          (140)
                                                                                      --------      --------

                        Net cash used in financing activities                            (284)         (413)
                                                                                      --------      --------

     Effect of exchange rate changes on cash and cash equivalents                          20           (64)
                                                                                      --------      --------

                        Decrease in cash and cash equivalents                          (1,401)       (3,112)

Cash and cash equivalents, beginning of period                                          3,466         7,958
                                                                                      --------      --------

Cash and cash equivalents, end of period                                              $ 2,065       $ 4,846
                                                                                      ========      ========

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

            Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURES ABOUT FAIR VALUE OF Financial INSTRUMENTS, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash or contractual obligations that convey to one entity a right to receive cash or other financial instruments from another entity, and impose on the other entity the obligation to deliver cash or other financial instruments to the first entity. At September 30, 2002, management believes the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company also believes that the carrying amounts of its long-term debt and capital lease obligations approximate their fair value as the interest rates approximate a rate that the Company could obtain under similar terms at the balance sheet date.

      GOODWILL

            In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 also requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. In addition, SFAS No. 142 includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill, reassessment of the useful lives of recognized intangibles and testing for impairment of those intangibles.

            The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 became effective for the Company on April 1, 2002. Intangible assets identified as having indefinite useful lives were required to be tested for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. The Company did not record an impairment loss as of the date of adoption because it determined that it did not have any identifiable intangible assets other than goodwill.

            In connection with the SFAS No. 142 transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of April 1, 2002. Pursuant to paragraphs 30-31 of SFAS No. 142, the Company identified three "reporting units" as defined in paragraph 17 of SFAS No. 131:

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
            (c)         similar production processes; and
            (d)         similar types or classes of customers.

            As of March 31, 2002, goodwill balances for each of the reporting units were as follows:

            Engineering and collaborative software solutions      $ 1,859,000
            IT services                                           $ 6,765,000
            Web based telecommunication and travel services       $   481,000

            In connection with adopting this standard, during the second quarter of fiscal year 2003, the Company completed step one of the test for impairment, which indicated that the carrying value of its IT services segment exceeded its estimated fair value, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. For the fiscal year ended March 31, 2002, net revenue for the IT Services reporting unit declined $8,150,000, from $18,019,000 for the year ended March 31, 2001 to $9,869,000 for the year ended March 31, 2002. This decline in the revenues for IT Services is not anticipated to substantially improve and may further decline in the next 12 months because the Company does not expect the demand for IT services to improve during this period. In accordance with SFAS No. 142, the Company is currently determining the extent of the impairment in the IT services segment and will report the level of impairment for each reporting unit by fiscal year end.

            The Company is required to complete the second step of the test for impairment as soon as possible, but no later than March 31, 2003, the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

            As of September 30, 2002, the Company had unamortized goodwill in the amount of $9,105,000, all of which will be subject to the transition provisions of SFAS No. 142. Approximately $6,765,000 of this amount represents unamortized goodwill related to the IT services segment. No amortization expense was recorded during the six month period ended September 30, 2002. The Company will continue to assess for impairment at each reporting date or at any time it becomes aware of factors or circumstances that would warrant the assessment for impairment, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

            The following table reconciles previously reported net income (loss) as if the provisions of SFAS No. 142 were in effect in fiscal year 2002 and at fiscal year end 2002 and 2001 (in thousands except per share amounts):

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED                 YEAR ENDED
                                                SEPTEMBER 30,                     SEPTEMBER 30,                   MARCH 31,
                                            2002            2001              2002            2001           2002           2001
                                            ----            ----              ----            ----           ----           ----
        Reported net loss             $     (1,242)    $     (1,384)    $     (2,312)    $     (2,535)  $     (8,944)  $     (6,637)
        Add back:  Goodwill
        amortization, net of taxes               -              269                -              569          1,052          1,282
                                      -------------    -------------    -------------    -------------  -------------  -------------

        Adjusted net loss             $     (1,242)    $     (1,115)    $     (2,312)    $     (1,966)  $     (7,892)  $     (5,355)

        Reported basic and diluted
        loss per common share         $      (0.07)    $      (0.08)    $      (0.13)    $      (0.15)  $      (0.53)  $      (0.45)
        Add back: Goodwill
        amortization, net of taxes               -             0.01                -             0.03           0.06           0.09
                                      -------------    -------------    -------------    -------------  -------------  -------------
        Adjusted basic and diluted
        loss per common share         $      (0.07)    $      (0.07)    $      (0.13)    $      (0.12)  $      (0.47)  $      (0.36)
                                      -------------    -------------    -------------    -------------  -------------  -------------

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

            The Company amortizes capitalized software development costs and purchased technology using the straight-line method over three to five years, or the ratio of actual sales to anticipated sales, whichever is greater. During the quarter ended September 30, 2002, the Company recognized a capitalized software impairment loss of approximately $67,000 in the software sales, maintenance, and services segment, since revenues-to-date and forecasted revenues from these assets did not support the carrying value of the recorded amounts. Amortization of software development costs and purchased technology charged to cost of revenues was approximately $69,000 and $50,000 for the quarter ended September 30, 2002 and 2001 respectively and $112,000 and $104,000 for the six months ended September 30, 2002 and 2001 respectively. Accumulated amortization on capitalized software was $444,000 and $525,000 as of September 30, 2002 and 2001, respectively.

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

            Revenue from software sales is recognized upon shipment, provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is reasonably assured. At the time of sale, the Company provides a 15-day right of return on the purchase of the product during which time the customer may return the product subject to a $50 restocking fee per item returned. Customers may choose to purchase maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months. Revenues from digital media and animation services are recognized upon achievement of certain pre-determined milestones.

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

            Activity relating to the restructuring charge is as follows (in thousands):

                         REFOCUS OF    REFOCUS OF  CONSOLIDATION  ELIMINATION
                             ISP         PORTAL    OF TECHNICAL     OF LEGAL
                         OPERATIONS    OPERATIONS     SUPPORT      DEPARTMENT      TOTAL
                          --------      --------      --------      --------      --------
March 31, 2000                 --            --            --            --            --
Restructuring charge      $ 1,998       $   194       $   166       $    42       $ 2,400

Cash payments              (1,897)         (194)           --            --        (2,091)
                          --------      --------      --------      --------      --------

March 31, 2001            $   101       $    --       $   166       $    42           309
                          --------      --------      --------      --------      --------

Cash payments                  --           (67)          (58)          (52)         (177)

Adjustments                   (67)  a        67  a        (16)  b        41   b        25
                          --------      --------      --------      --------      --------

March 31, 2002            $    34       $    --       $    92       $    31       $   157
                          --------      --------      --------      --------      --------

Cash payments                  --            --           (55)         (139)         (194)

Adjustments                   (34)  c        --            30   c       108   c       104
                          --------      --------      --------      --------      --------

September 30, 2002        $    --       $    --       $    67       $    --       $    67
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

      FOREIGN CURRENCY TRANSLATION

            The financial position and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at the period-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in operations and are not material to the three and six-month periods ended September 30, 2002 and 2001.

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

            The following table illustrates the computation of basic and diluted net loss per share (in thousands except per share amounts):

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                                   -----------------------------------------------------------
                                                                          2002         2001          2002             2001
                                                                   -----------------------------------------------------------
Numerator:
Net loss                                                                 (1,242)      (1,384)       (2,312)          (2,535)
                                                                   -----------------------------------------------------------
Numerator for basic and diluted loss per share
                                                                         (1,242)      (1,384)       (2,312)          (2,535)
                                                                   ===========================================================
Denominator:
Denominator for basic net loss per share - average
number of common shares outstanding during the period                    17,327       16,921        17,307           16,989
Incremental common shares attributable to exercise of
outstanding options, warrants and other common stock
equivalents                                                                 --            --            --               --
                                                                   -----------------------------------------------------------
Denominator for diluted net loss per share                                17,327      16,921        17,307           16,989
                                                                   ===========================================================

Basic net loss per share                                                $ (0.07)     $ (0.08)      $ (0.13)         $ (0.15)
                                                                   ===========================================================
Diluted net loss per share                                              $ (0.07)     $ (0.08)      $ (0.13)         $ (0.15)
                                                                   ===========================================================

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
                                            =========      =========      =========      =========

            The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                     ---------------------     ---------------------
                                       2002         2001         2002         2001
                                     --------     --------     --------     --------
             NET REVENUE
United States                        $ 4,073      $ 5,104      $ 7,273      $10,822
The Americas (other than U.S.)           223           82          330          202
Europe                                   614          541        1,109        1,038
Asia-Pacific                             833          577        1,448        1,023
                                     --------     --------     --------     --------

            Consolidated             $ 5,743      $ 6,304      $10,160      $13,085
                                     ========     ========     ========     ========

             EXPORT SALES
United States                        $   444      $    97      $   676      $   221
                                     ========     ========     ========     ========

                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                       2002            2001
                                                   -----------     -----------
                                                        (IN THOUSANDS)
            LONG-LIVED ASSETS
            United States                          $   12,033      $   13,366
            Europe                                        350             366
            Asia-Pacific                                1,324           2,441
                                                   -----------     -----------

                        Consolidated               $   13,707      $   16,173
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

      REVENUE RECOGNITION
      -------------------

            We recognize revenue when the following criteria are met: 1. persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests exists; 2. delivery has been completed and no significant obligations remain; 3. our price to the buyer is fixed and determinable; and 4. collectibility is reasonably assured. Our revenues arise from the following segments: enterprise engineering and collaborative software solutions (including digital media products and animation services); IT services; and Web-based telecommunication and travel services.

            Revenue from software sales is recognized upon shipment, provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is reasonably assured. Our software sales do not provide a specific right of return. At the time of sale, we typically provide a 15-day right of return on the purchase of the product. Customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months. Revenues from digital media and animation services are recognized upon achievement of certain pre-determined milestones.

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

      IMPAIRMENT OF LONG-LIVED ASSETS
      -------------------------------

            Through March 31, 2002, we applied the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the asset was considered to be impaired, the impairment to be recognized was measured as the amount by which the carrying amount of the asset exceeded the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In August 2001, the Financial Accounting Standards Board
(FASB) issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Bulletin (APB) No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 beginning April 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial position or results of operations. We apply the provisions of SFAS No. 86, ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED for evaluating unamortized capitalized software development costs. At each balance sheet date, we compare the unamortized software development cost of each product to the net realizable value of the product. The amount by which the unamortized software development cost exceeds the net realizable value of the product is written off. During the three month period ended September 30, 2002, we recognized a capitalized software impairment loss of $67,000 in the software, maintenance, and services reporting segment, since revenues-to-date and forecasted revenues from these assets did not support the carrying value of the recorded amounts.

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

      RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                  ----------------------    ----------------------
                                                     2002         2001         2002         2001
                                                  ---------    ---------    ---------    ---------
Net revenues                                        100.0%       100.0%       100.0%       100.0%
Cost of revenues                                     54.4         56.0         54.0         54.6
                                                  ---------    ---------    ---------    ---------

Gross profit                                         45.6         44.0         46.0         45.4
                                                  ---------    ---------    ---------    ---------

Selling, general and administrative expenses         49.5         47.6         53.7         46.7
Research and development expenses                     9.5          7.6         10.0          7.4
Amortization of goodwill                             --            4.5         --            4.7
Depreciation and software amortization                4.7          4.8          5.3          4.4
Impairment charge                                     1.2         --            0.7         --
Restructuring                                         0.2         --            1.0         --
                                                  ---------    ---------    ---------    ---------
       Total operating expenses                      65.1         64.5         70.7         63.2

Operating loss                                      (19.5)       (20.5)       (24.7)       (17.8)

Interest (income) expense, net                        0.9          0.7          1.1          0.6
Other (income) expense, net                          --           --           --           (0.1)
                                                  ---------    ---------    ---------    ---------

Loss before income taxes                            (20.4)       (21.2)       (25.8)       (18.3)
Income tax expense (benefit)                          1.2          0.8         (3.0)         1.1
                                                  ---------    ---------    ---------    ---------

Net loss                                            (21.6)%      (22.0)%      (22.8)%      (19.4)%
                                                  =========    =========    =========    =========

            NET REVENUES. Net revenues for the three months ended September 30, 2002 declined by $561,000 (8.9%) to $5,743,000, from $6,304,000 for the three months ended September 30, 2001. Net revenues for the six months ended September 30, 2002, declined $2,925,000 (22.4%) to $10,160,000 from $13,085,000 for the six months ended September 30, 2001. Our net revenues consisted primarily of revenues from (1) enterprise engineering and collaborative software solutions (including digital media products and animation services), (2) IT services, and
(3) Web-based telecommunication and travel services. The overall declines in our net revenues for the three and six months ended September 30, 2002 primarily resulted from the decline in net revenues of our IT services segment, which was partially offset by increases in net revenues of our engineering and collaborative software solutions and increases of our net revenues for Web-based telecommunication and travel service segments during the three and six months ended September 30, 2002.

            Engineering and collaborative software solutions net revenues increased during the three months ended September 30, 2002 as compared to the comparable period in the prior year, but declined during the six months ended September 30, 2002 as compared to the comparable period in the prior year. Engineering and collaborative software solutions net revenues increased by $284,000 (13.5%) to $2,390,000 for the three months ended September 30, 2002 from $2,106,000 for the three months ended September 30, 2001. This increase was primarily due to lower revenues during the three months ended September 30, 2001, resulting from the events of September 11, 2001 global economic slowdown and customer postponements. Engineering and collaborative software solutions net revenues declined $240,000 (5.3%) to $4,261,000 for the six months ended September 30, 2002 from $4,501,000 for the six months ended September 30, 2001. The decline in net revenues during the six months ended September 30, 2002 primarily consisted of a decline in collaborative software solutions net revenues compared to such sales during the same period in the prior year. The majority of our collaborative software revenue is generated from service-oriented projects, where the revenue is not recognized until the entire project is completed. Collaborative software sales decreased approximately $310,000 in the six months ended September 30, 2002 as compared to the comparable period in the prior year primarily due to one large contract amounting to approximately $300,000 that was completed and recognized in the three months ended June 30, 2001. This decrease was offset by an increase in engineering sales in Asia of approximately $140,000. We believe our sales in Asia increased due to improvements in the Asian economy. As a percentage of total net revenues, engineering and collaborative software solutions net revenues increased to 41.9% for the six months ended September 30, 2002 as compared to 34.4% for the six months ended September 30, 2001 primarily due to greater declines in our IT services segment.

            Historically, our engineering software sales have improved during the second half of each fiscal year. We expect this trend to continue in the current fiscal year. Additionally, we anticipate improvements in engineering software sales as a result of our efforts to refocus our sales initiatives and to re-engage our international distributors as well as due to improvements in the Asian economy. We also anticipate, but cannot assure you, that collaborative software solutions net revenues will improve during the remainder of the current fiscal year due in part to several agreements and strategic relationships that have come to fruition during the six months ended September 30, 2002.

            IT services net revenues declined during both the three and six-month periods ended September 30, 2002 as compared to the comparable periods in the prior fiscal year. In dollar terms, IT services net revenues were $1,369,000 and $2,783,000 during the three and six month periods ended September 30, 2002, respectively, compared to $2,724,000 and $6,072,000 for the comparable periods in the prior fiscal year, a decrease of $1,355,000 (49.7%) and $3,289,000 (54.2%), respectively. IT services net revenues represented 23.8% and 27.4% of total net revenues for the three and six month periods ended September 30, 2002, respectively, compared to 43.2% and 46.4% for the comparable periods in the prior fiscal year. During the past year, the IT services industry has been adversely affected by a slow economy, and as many of our customers reduced spending on technology consulting and systems integration services. We do not anticipate significant recovery to occur in the IT services segment as we expect that this period of economic uncertainty may continue to impact our IT services revenue throughout fiscal 2003.

            In dollar terms, telecommunications and travel services net revenues were $1,984,000 and 3,116,000 during the three and six months ended September 30, 2002 as compared to $1,474,000 and $2,512,000 during the comparable periods in the prior fiscal year, representing increases of $510,000 (34.6%) and $604,000 (24.1%), respectively. These increases were due to $821,000 and $1,185,000 increases in call termination services net revenues during the three and six months ended September 30, 2002, respectively, as compared to the comparable periods in the prior fiscal year, offset by declines in travel services and phone cards revenue. The ramp-up of the call termination services did not start until the beginning of the current fiscal year. Telecommunication and travel services net revenues represented 34.5% and 30.7% of total net revenues for the three and six month periods ended September 30, 2002, respectively, as compared to 23.4% and 19.2%, respectively, for the comparable periods in the prior fiscal year primarily due to declines in our IT services segment. Although telecommunications services net revenues increased during the three and six month periods ended September 30, 2002 as compared to the comparable periods in the prior fiscal year, the recent turmoil in the telecommunications industry has increased the uncertainty of the viability of smaller service providers, some of whom are our customers. As a result, we anticipate that during the remainder of the current fiscal year, telecommunications services net revenues will not improve from current levels. Travel services net revenues declined $312,000 and $217,000 for the three- and six-month periods ended September 30, 2002, due to competition from other online travel services and reductions in travel agency commissions. We do not anticipate that travel services net revenues will improve from current levels during the remainder of the current fiscal year.

            GROSS PROFIT. In dollar terms, gross profit declined by $1,265,000 (21.3%) to $4,678,000 for the six months ended September 30, 2002 from $5,943,000 for the comparable period in the prior fiscal year. The decrease is mainly due to the decline in gross profit from our IT services business. Gross profit represented 45.6% and 46.0% of total net revenues for the three and six months ended September 30, 2002, respectively, as compared to 44.0% and 45.4% for the comparable periods in the prior fiscal year.

            In dollar terms, engineering and collaborative software solutions gross profit declined $229,000 (5.8%) for the six-month period ended September 30, 2002 from the comparable period of the prior fiscal year. Gross profit percentage in the engineering and collaborative software solutions segment decreased slightly to 87.4% for the six months ended September 30, 2002 from 87.9% for the six months ended September 30, 2001. Our engineering and collaborative software solutions segment generally produces higher gross margins than our other segments due to the relatively lower costs associated with each sale. The cost of revenues for the engineering and collaborative software solutions segment includes printing services, direct supplies such as hardware locks, which are security devices that are attached to the central processing unit to prevent unauthorized access to licensed software, salaries for the technical support employees, freight out, and software amortization expense.

            In dollar terms, IT services gross profit declined $1,024,000 (60%) for the six month period ended September 30, 2002 from the comparable period of the prior year. IT services gross profit percentage for the six months ended September 30, 2002 declined to 24.5% for the six months ended September 30, 2002 from 28.1% for the six months ended September 30, 2001. As a result of the market slowdown for the IT industry, net revenues from this segment declined significantly without proportionate declines in our IT services costs, which resulted in lower gross profit. In addition, the demand for some of our services declined during the six months ended September 30, 2002, which caused us to reduce our billing rates from the comparable period in the prior fiscal year. Historically, the IT services gross profit percentage has been lower than the engineering and collaborative software solutions gross profit percentage due to the higher cost of labor associated with service revenue, including salaries, bonuses, and benefits for all of the consulting employees. Our IT service consultants generally receive higher salaries than our technical support employees and we have employed more consultants than technical support staff, both of which contributed to the lower gross profit percentage as compared to the engineering and collaborative software solutions segment.

            In dollar terms, telecommunication and travel services gross profit declined $12,000 (4.3%) for the six months ended September 30, 2002, respectively, from the comparable period in the prior fiscal year. Telecommunication and travel services gross profit percentage declined to 8.6% for the six months ended September 30, 2002 from 11.2% for the six months ended September 30, 2001. Gross profit declined due to lower revenues from higher margin areas within this segment. The cost of revenues for our Web-based telecommunications and travel services segment includes the cost of buying minutes from another carrier and the cost of purchasing certain airline tickets. The events of September 11, 2001 negatively impacted our travel services. Although the travel business has improved after this initial downturn, continuing threats in the worldwide political climate has hampered the recovery. Competition from other online travel services, many of which have greater resources than we have, as well as reductions in travel agency commissions due to pricing pressures experienced by the airline industry, may also impact the gross profit from our travel business in the near future.

            In order to improve overall gross profit and gross profit percentage, we are refocusing our sales efforts toward our division with the highest gross profit, namely, our engineering and collaborative software solutions division, by working to develop strategic relationships and to increase our volume of telephone sales, and re-engage with our international distributors. We have cut and will continue to cut the costs of our IT services division in an effort to prevent further deterioration of gross profit and will continue to closely monitor our costs related to the telephony and travel businesses.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $160,000 (5.3%) and $658,000 (10.8%) during the three- and six-month periods ended September 30, 2002 to $2,841,000 and $5,457,000, respectively. The decrease in SG&A expenses for the six months ended September 30, 2002 is due primarily to a $269,000 reduction in salaries and benefits due to employee terminations, a $231,000 reduction in advertising expenses, and a $49,000 reduction in marketing consulting expenses due to continuing cost control measures, along with an $80,000 reduction in IT sales commissions due to decreased IT revenues. Although the full effects of our cost-cutting measures are not yet known, we do not presently anticipate that our efforts to control SG&A expenses will adversely impact our current sales and marketing initiatives because these initiatives are designed to derive operational efficiencies while controlling costs.

            RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. For the three and six months ended September 30, 2002, R&D expenses increased by $66,000 (13.7%) and $43,000 (4.4%) to $547,000 and $1,011,000 from $481,000 and $968,000, respectively, during the comparable periods in the prior fiscal year. The increase in R&D expenses is due to the fact that all of the R&D expenses during three and six months ended September 30, 2002 related to enhancement of our software products that have already been released, and therefore were expensed, whereas during the comparable periods in the prior year certain R&D expenses were capitalized because they related to development of software products.

            DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and other amortization expenses (excluding goodwill amortization and amounts charged to cost of revenues) declined by $31,000 (10.2%) to $274,000 from $305,000 during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Depreciation and amortization expenses decreased by $36,000 (6.2%) to $542,000 for the six months ended September 30, 2002 from $578,000 for the six month period ended September 30, 2001 due to a lower level of capital expenditures as part of our continuing efforts to control costs. We anticipate that depreciation and amortization expenses will remain at this lower level through the end of the current fiscal year.

            RESTRUCTURING. In March 2001, we announced plans to restructure our operations. As a result of this restructuring plan, we recorded a restructuring charge of $2,400,000 in the fourth quarter of fiscal 2001. The restructuring plan consisted of four major points: 1) refocused strategic direction of ISP initiatives; 2) refocused strategic direction of Internet portal initiatives; 3) consolidation of technical support activities; and 4) elimination of our in-house legal department. In the Internet portal business, we redirected our primary focus toward the Web-based telecommunication and travel services. In March 2001, we closed our Boston technical support office. Technical support activities previously offered from that office have been consolidated into our California facility. The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not refilled. Legal services are being obtained, as needed, through our continuing external legal counsel. During the six months ended September 30, 2002, we provided another $104,000 toward additional expenses from the restructuring plans announced in March 2001 primarily due to additional amounts needed for severance costs for the elimination of the legal department and the consolidation of technical support. As of September 30, 2002, approximately $67,000 remained to be paid, representing lease payments for vacated office space, personnel costs and contractual obligations.

            IMPAIRMENT CHARGE. We recorded an impairment charge of $67,000 for the six months ended September 30, 2002 as a result of the write-down of a capitalized software asset to its net realizable value.

            INTEREST EXPENSE. Net interest for the three and six months ended September 30, 2002 increased by $13,000 and $44,000 to $54,000 and $116,000, respectively, from the three and six months ended September 30, 2001. The increase during the six-month period ended September 30, 2002 as compared to the six months ended September 30, 2001was primarily due to a decrease in investment interest income of $36,000 and an increase of $11,000 in interest expense related to capital lease obligations.

            INCOME TAXES. We recorded an income tax benefit of $301,000 for the six months ended September 30, 2002 as compared to net income tax expense of $137,000 for the six months ended September 30, 2001. Due to our net operating loss position, we reversed tax liabilities recorded in prior periods that are no longer required, which resulted in a tax benefit for the six months ended September 30, 2002. Tax expense for the six months ended September 30, 2001 resulted from provisions for local and state taxes.

      LIQUIDITY AND CAPITAL RESOURCES

            Currently we finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances. We have used debt and equity financing when appropriate and practicable. Our principal sources of liquidity at September 30, 2002 consisted of $2,065,000 of cash and cash equivalents. Cash and cash equivalents declined by $1,401,000 or 40.4% during the six months ended September 30, 2002. As discussed below, the primary reasons for this decline were $934,000 cash used in operations, $203,000 in capital expenditures, $132,000 in repayment of bank debt and $208,000 in payments toward capital lease obligations.

            Net cash used in operations was $934,000 during the six months ended September 30, 2002 as compared to $1,854,000 during the six months ended September 30, 2001. Net loss was the primary contributor to net cash used in both periods. A $123,000decrease in accounts payable, a $353,000decrease in accrued expenses, a $174,000decrease in income tax payable, a $195,000 decrease in accrued restructuring costs and a $416,000 decrease in deferred revenues contributed to the usage of cash in the six months ended September 30, 2002, offset by cash provided by a $779,000 decrease in accounts receivable balances (net of bad debt expense), a $112,000 decrease in notes and related party loans receivable, a $300,000 decrease in income tax receivable and a $575,000 decrease in prepaid expenses and other current assets. In the comparable period of the prior fiscal year, the primary reason for net cash used in operations was the net loss, offset largely by a $1,063,000 decrease in accounts receivable balance. A $519,000 increase in prepaid expenses and other assets, a $460,000 decrease in accrued expenses and a $689,000 decrease in deferred revenues were primary contributors to cash used in operations during the first six months ended September 30, 2001.

            Net cash used in investing activities during the six months ended September 30, 2002 consisted of capital expenditures of $203,000, as compared to capital expenditures of $712,000 during the same period in the prior fiscal year, along with $69,000 of cash used to acquire companies.

            During the six months ended September 30, 2002, we used $284,000 in financing activities primarily to repay bank debt and to pay capital lease obligations. During the comparable period in the prior fiscal year, we used $341,000 primarily to repay bank debt and capital lease obligations and $140,000 to repurchase common stock.

            We incurred net losses of $2,312,000 and $2,535,000 and used cash in operations of $934,000 and $1,854,000 in the six months ended September 30, 2002 and 2001, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services.

            The following tables summarize our contractual obligations and commercial commitments at September 30, 2002 (in thousands of dollars):

                                    --------------------------------------------------------------------------------
                                                                   PAYMENTS DUE BY PERIOD
                                    --------------------------------------------------------------------------------
                                                   LESS THAN 1
                                                   ------------
CONTRACTUAL OBLIGATIONS                 TOTAL          YEAR          1-3 YEARS       4-5 YEARS      AFTER 5 YEARS
-----------------------                 -----          ----          ---------       ---------      -------------
Long-Term Debt                            651            262              374               14                1
Capital Lease Obligations               1,252            431              605              216                -
Operating Leases                        5,389            732            1,223              840            2,594
                                      ------------------------------------------------------------------------------
Total Contractual Cash Obligations      7,292          1,425            2,202            1,070            2,595
                                      ==============================================================================

                                       TOTAL AMOUNTS     LESS THAN 1
OTHER COMMERCIAL COMMITMENTS              COMMITTED         YEAR      1-3 YEARS        4-5 YEARS     OVER 5 YEARS
----------------------------              ---------         ----      ---------        ---------     ------------

Purchase commitment                          600             600           -                -              -
                                      ---------------------------------------------------------------------------
Total Commercial Commitments                 600             600           -                -              -
                                      ===========================================================================

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

            In connection with the SFAS No. 142 transitional goodwill impairment evaluation, the statement requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of April 1, 2002. Pursuant to paragraphs 30-31 of SFAS No.142, we identified three "reporting units" as defined in paragraph 17 of SFAS No. 131:

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
            (c)         similar production processes; and
            (d)         similar types or classes of customers.

            As of March 31, 2002, goodwill balances for each of the reporting units were as follows:

            Engineering and collaborative software solutions     $ 1,859,000
            IT services                                          $ 6,765,000
            Web based telecommunication and travel services      $   481,000

            In connection with adopting this standard, during the second quarter, we completed step one of the test for impairment, which indicated that the carrying value of our IT services segment exceeded its estimated fair value, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Net revenue for the IT Services reporting unit declined $8,150,000, from $18,019,000 for the year ended March 31, 2001 to $9,869,000 for the year ended March 31, 2002. This decline in the revenues for IT Services is not anticipated to substantially improve and may worsen in the next 12 months because we do not expect the demand for IT services to improve during this period. In accordance with SFAS No. 142, we are currently determining the extent of the impairment in the IT services segment and will report the level of impairment for each reporting unit by fiscal year end.

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

            As of September 30, 2002, we had unamortized goodwill in the amount of $9,105,000, all of which will be subject to the transition provisions of SFAS No. 142. Approximately $6,765,000 of this amount represents unamortized goodwill related to the IT services segment. No amortization expense was recorded during the six month period ended September 30, 2002. We will continue to assess for impairment at each reporting date or at any time we become aware of factors or circumstances that would warrant the assessment for impairment, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

            The following table reconciles previously reported net income (loss) as if the provisions of SFAS No. 142 were in effect in fiscal year 2002 and at fiscal year end 2002 and 2001 (in thousands except per share amounts):


                                             THREE MONTHS ENDED           SIX MONTHS ENDED              YEAR ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,                MARCH 31,
                                              2002         2001          2002          2001         2002          2001
                                         ------------  ------------ ------------  ------------  ------------  ------------
        Reported net loss                $    (1,242)  $    (1,384) $    (2,312)  $    (2,535)  $    (8,944)  $    (6,637)
        Add back:  Goodwill
        amortization, net of taxes                 -           269            -           569         1,052         1,282
                                         ------------  ------------ ------------  ------------  ------------  ------------

        Adjusted net loss                $    (1,242)  $    (1,115) $    (2,312)  $    (1,966)  $    (7,982)  $    (5,355)

        Reported basic and diluted
        loss per common share            $     (0.07)  $     (0.08) $     (0.13)  $     (0.15)  $     (0.53)  $     (0.45)
        Add back: Goodwill
        amortization, net of taxes                 -          0.01            -           0.03         0.06          0.09
                                         ------------  ------------ ------------  ------------  ------------  ------------
        Adjusted basic and diluted
        loss per common share            $     (0.07)  $     (0.07) $     (0.13)  $     (0.12)  $     (0.47)  $     (0.36)
                                         ------------  ------------ ------------  ------------  ------------  ------------

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

            In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 beginning April 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial position or results of operations.

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

                 --------------------
                        (1) Filed as an exhibit to the initial filing of this Form 10QSB on November 14, 2002 and incorporated herein by reference.

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

Date: January 27, 2003                     /s/ AMRIT K. DAS
                                           ------------------------
                                           Amrit K. Das, Chief Executive Officer
                                           (principal executive officer)

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

Date: January 27, 2003                     /s/ BRUCE K. NELSON
                                           --------------------
                                           Bruce Nelson, Chief Financial Officer
                                           (principal financial officer)

        EXHIBITS FILED WITH THIS AMENDMENT NO. 2 TO REPORT ON FORM 10-QSB

Exhibit
Number                  Description
------                  -----------

99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.