Form 10QSB
period 2002-12-31
NETGURU INC
filed 2003-02-19
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 17,325,150 on February 14, 2003.

Transitional Small Business disclosure Format (Check one):  Yes  [ ]  No [X]

                                                PART I
                                        FINANCIAL INFORMATION

                                                                                                 PAGE
Item 1.           Financial Statements

                  Condensed Consolidated Statements of Operations for the three- and
                  nine-month periods ended December 31, 2002 and 2001(unaudited).............      3

                  Condensed Consolidated Balance Sheets as of
                  December 31, 2002 (unaudited) and March 31, 2002...........................      4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine month periods ended December 31, 2002 and 2001 (unaudited)............      5

                  Notes to Condensed Consolidated Financial Statements (unaudited)...........      7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................     17

Item 3.           Controls and Procedures....................................................     32

                                               PART II
                                          OTHER INFORMATION

Item 1.           Legal Proceedings..........................................................     33

Item 2.           Changes in Securities......................................................     33

Item 3.           Defaults Upon Senior Securities............................................     33

Item 4.           Submission of Matters to a Vote of Security Holders........................     33

Item 5.           Other Information..........................................................     34

Item 6.           Exhibits and Reports on Form 8-K...........................................     34

Signatures...................................................................................     36

Certifications of Principal Executive Officer and Principal Financial Officer................     37

Exhibits Filed with this Report on Form 10-QSB...............................................     39

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                          NETGURU, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                THREE MONTHS      THREE MONTHS      NINE MONTHS       NINE MONTHS
                                                   ENDED             ENDED             ENDED             ENDED
                                                DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                   2002              2001              2002              2001
                                               -------------     -------------     -------------     -------------
Net revenues:
    Engineering and collaborative software     $      2,439      $      2,522      $      6,700      $      7,023
      solutions
    IT services                                       1,436             1,876             4,219             7,948
    Web-based telecommunication and travel
      services                                        1,225               982             4,341             3,494
                                               -------------     -------------     -------------     -------------

           Total net revenues                         5,100             5,380            15,260            18,465

Cost of revenues:
    Engineering and collaborative software              279               297               814               843
      solutions
    IT services                                       1,064             1,596             3,164             5,960
    Web-based telecommunication and travel            1,027             1,057             3,874             3,289
      services
                                               -------------     -------------     -------------     -------------

           Total cost of revenues                     2,370             2,950             7,852            10,092

                                               -------------     -------------     -------------     -------------
           Gross profit                               2,730             2,430             7,408             8,373
                                               -------------     -------------     -------------     -------------

Operating expenses:
    Selling, general and administrative               2,628             2,878             8,086             8,993
    Research and development                            481               493             1,492             1,460
    Amortization of goodwill                             --               287                --               903
    Depreciation and other amortization                 274               257               816               836
      Impairment charge                                  --                --                67                --
      Restructuring                                      90                --               194                --

                                               -------------     -------------     -------------     -------------
           Total operating expenses                   3,473             3,915            10,655            12,192
                                               -------------     -------------     -------------     -------------

           Operating loss                              (743)           (1,485)           (3,247)           (3,819)
                                               -------------     -------------     -------------     -------------

Other expense (income):
    Interest, net                                        66                35               182               107
    Other                                                 5                 7                (1)               (1)
                                               -------------     -------------     -------------     -------------
           Total other expense                           71                42               181               106
                                               -------------     -------------     -------------     -------------

Loss before income taxes                               (814)           (1,527)           (3,428)           (3,925)
Income tax (benefit) expense                             46                36              (256)              173
                                               -------------     -------------     -------------     -------------

           Net loss                            $       (860)     $     (1,563)     $     (3,172)     $     (4,098)
                                               =============     =============     =============     =============

Net loss per common share:
         Basic                                 $      (0.05)     $      (0.09)     $      (0.18)     $      (0.24)
                                               =============     =============     =============     =============
         Diluted                               $      (0.05)     $      (0.09)     $      (0.18)     $      (0.24)
                                               =============     =============     =============     =============

Common shares used in computing net
  loss per common share:
         Basic                                   17,325,150        16,920,850        17,304,649        17,007,428
                                               =============     =============     =============     =============
         Diluted                                 17,325,150        16,920,850        17,304,649        17,007,428
                                               =============     =============     =============     =============

                      See accompanying notes to condensed consolidated financial statements.

                                         NETGURU, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  DECEMBER 31,       MARCH 31,
                                                                                      2002             2002
                                                                                  ------------     ------------
                                                                                   (Unaudited)
                                                     ASSETS
Current assets:
    Cash and cash equivalents                                                     $     2,656      $     3,466
    Accounts receivable (net of allowance for doubtful accounts of $651
      and $981, as of December 31, 2002 and March 31, 2002, respectively)               3,321            3,325
    Income tax receivable                                                                   5              305
    Notes and related party loans receivable                                              105              269
    Prepaid expenses and other current assets                                           1,783            1,543
                                                                                  ------------     ------------

           Total current assets                                                         7,870            8,908

Property, plant and equipment, net                                                      3,566            4,169
Goodwill, net                                                                           9,105            9,105
Other assets                                                                              676              884
                                                                                  ------------     ------------
                                                                                  $    21,217      $    23,066
                                                                                  ============     ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                             $     1,241      $       259
    Current portion of capital lease obligations                                          427              417
    Accounts payable                                                                      697            1,012
    Accrued expenses                                                                      804            1,082
    Income taxes payable                                                                   45              196
    Deferred revenues                                                                   1,950            1,760
    Deferred income taxes                                                                  --               60
    Other liabilities                                                                     219              199
    Accrued restructuring costs                                                           216              157
                                                                                  ------------     ------------

           Total current liabilities                                                    5,599            5,142

Long-term debt, net of current portion                                                  1,373              567
Capital lease obligations, net of current portion                                         720            1,027
Deferred income taxes, non-current                                                         --              112
Deferred gain on sale-leaseback                                                           841              887
                                                                                  ------------     ------------

           Total liabilities                                                            8,533            7,735
                                                                                  ------------     ------------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares;
      no shares issued and outstanding)                                                    --               --
    Common stock, par value $.01; authorized 150,000,000 shares; issued and outstanding 17,325,150 and 17,265,850 shares (net of 10,965 treasury
      shares) as of December 31, 2002 and March 31, 2002, respectively                    173              173
    Additional paid-in capital                                                         33,322           33,057
    Accumulated deficit                                                               (19,977)         (16,805)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                               (834)          (1,094)
                                                                                  ------------     ------------

           Total stockholders' equity                                                  12,684           15,331
                                                                                  ------------     ------------
                                                                                  $    21,217      $    23,066
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

                                     NETGURU, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                             (IN THOUSANDS)

                                                                          NINE MONTHS      NINE MONTHS
                                                                             ENDED            ENDED
                                                                          DECEMBER 31,     DECEMBER 31,
                                                                              2002             2001
                                                                          ------------     ------------
Cash flows from operating activities:
    Net loss                                                              $    (3,172)     $    (4,098)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                           1,067            1,892
        Bad debt expense                                                           83               --
        Deferred income taxes                                                    (173)              (7)
        Expense recognized on issuance of stock and stock options                  52               65
        Restructuring                                                             194               --
        Impairment charge                                                          67               --
        Loss on disposal of property                                                3               --
        Changes in operating assets and liabilities (net of
          acquisitions):
          Accounts receivable                                                      47            1,608
          Notes and related party loans receivable                                165                5
          Income tax receivable                                                   300               --
          Prepaid expenses and other current assets                               (45)            (498)
          Other assets                                                            (31)            (191)
          Accounts payable                                                       (334)             229
          Accrued expenses                                                       (285)            (579)
          Income taxes payable                                                   (154)              75
          Accrued restructuring costs                                            (135)              --
          Other current liabilities                                               (19)              32
          Deferred revenues                                                       138             (396)
          Deferred gain on sale-leaseback                                         (52)             (52)
                                                                          ------------     ------------

                  Net cash used in operating activities                        (2,284)          (1,915)
                                                                          ------------     ------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                    (206)            (713)
    Payments to acquire companies, net of cash acquired                            --              (68)
                                                                          ------------     ------------

                  Net cash used in investing activities                          (206)            (781)
                                                                          ------------     ------------

Cash flows from financing activities:
    Proceeds from issuance of debt                                              2,221               40
    Financing fees                                                               (214)              --
    Repayment of debt                                                            (196)            (388)
    Repayment of capital lease obligations                                       (314)            (102)
    Issuance of common stock                                                       55               27
    Repurchase common stock                                                        --             (140)
                                                                          ------------     ------------

                  Net cash provided by (used in) financing activities           1,552             (563)
                                                                          ------------     ------------

    Effect of exchange rate changes on cash and cash equivalents                  128             (102)
                                                                          ------------     ------------

                  Decrease in cash and cash equivalents                          (810)          (3,361)

Cash and cash equivalents, beginning of period                                  3,466            7,958
                                                                          ------------     ------------

Cash and cash equivalents, end of period                                  $     2,656      $     4,597
                                                                          ============     ============

                                              (Continued)

                                        NETGURU, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                  (UNAUDITED)
                                                (IN THOUSANDS)

                                                                             NINE MONTHS          NINE MONTHS
                                                                                ENDED                ENDED
                                                                             DECEMBER 31,         DECEMBER 31,
                                                                                2002                 2001
                                                                           ----------------     --------------
Supplemental disclosure of cash flow information: Amounts paid for:
         Interest                                                           $          192     $          180
                                                                            ===============    ===============
         Income taxes                                                       $           31     $           96
                                                                            ===============    ===============

Supplemental disclosure of non-cash investing and financing activities:
     Acquisition of equipment under capital leases                          $           28     $           --
                                                                            ===============    ===============

                    See accompanying notes to condensed consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

     BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of netGuru, Inc. and its wholly-owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         The condensed consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at December 31, 2002 and the results of operations and the cash flows for the three and nine months ended December 31, 2002 and 2001, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Results of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year ending March 31, 2003.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURES ABOUT FAIR VALUE OF Financial INSTRUMENTS, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash or contractual obligations that convey to one entity a right to receive cash or other financial instruments from another entity, and impose on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2002, management believes the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company also believes that the carrying amounts of its long-term debt and capital lease obligations approximate their fair value as the interest rates on those debts and obligations approximate a rate that the Company could obtain under similar terms at the balance sheet date.

     GOODWILL

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 also requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. In addition, SFAS No. 142 includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill, reassessment of the useful lives of recognized intangibles and testing for impairment of those intangibles.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         In connection with adopting SFAS No.142, during the second quarter of fiscal year 2003, the Company completed step one of the test for impairment, which indicated that the carrying value of its IT services segment exceeded its estimated fair value, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. For the fiscal year ended March 31, 2002, net revenue for the IT services reporting unit declined $8,150,000, from $18,019,000 for the year ended March 31, 2001 to $9,869,000 for the year ended March 31, 2002. This decline in net revenues for IT services is not anticipated to substantially improve and may further decline in the next 12 months because the Company does not expect the demand for IT services to improve during this period. In accordance with SFAS No. 142, the Company is currently determining the extent of the impairment in the IT services segment and will report the level of impairment for each reporting unit by fiscal year end.

         The Company is required to complete the second step of the test for impairment as soon as possible, but no later than March 31, 2003, the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         As of December 31, 2002, the Company had unamortized goodwill in the amount of $9,105,000, all of which will be subject to the transition provisions of SFAS No. 142. Approximately $6,765,000 of this amount represents unamortized goodwill related to the IT services segment. No amortization expense was recorded during the three and nine-month periods ended December 31, 2002. The Company will continue to assess for impairment at each reporting date or at any time it becomes aware of factors or circumstances that would warrant the assessment for impairment, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

         The following table reconciles previously reported net income (loss) as if the provisions of SFAS No. 142 were in effect in fiscal year 2002 and at fiscal year end 2002 and 2001 (in thousands except per share amounts):

                                  THREE MONTHS ENDED             NINE MONTHS ENDED                YEAR ENDED
                                      DECEMBER 31,                  DECEMBER 31,                   MARCH 31,
                                   2002          2001           2002           2001           2002           2001
                               -----------   ------------   ------------    -----------    -----------    -----------
         Reported net loss     $     (860)   $    (1,563)   $    (3,172)    $   (4,098)        (8,944)        (6,637)
         Add back:  Goodwill
            amortization, net
            of taxes                   --            279             --            851          1,052          1,282
                               -----------   ------------   ------------    -----------    -----------    -----------

         Adjusted net loss     $     (860)   $    (1,284)   $    (3,172)    $   (3,247)        (7,892)        (5,355)

         Reported basic and
            diluted loss per
            common share       $    (0.05)   $     (0.09)   $     (0.18)    $    (0.24)    $    (0.53)    $    (0.45)
         Add back: Goodwill
            amortization, net
            of taxes                   --           0.01             --           0.05           0.06           0.09
                               -----------   ------------   ------------    -----------    -----------    -----------
         Adjusted basic and
            diluted loss per
            common share       $    (0.05)   $     (0.08)   $     (0.18)    $    (0.19)    $    (0.47)    $    (0.36)
                               -----------   ------------   ------------    -----------    -----------    -----------

     SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

         The Company capitalizes costs related to the development of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. As of December 31, 2002, capitalized costs of approximately $460,000, net of accumulated amortization, were included in other assets. Approximately $253,000 of this amount represents software developed in-house and $207,000 represents the cost of software developed on the Company's behalf by third parties. Additions to capitalized software were $28,000 and $385,000 during the nine months ended December 31, 2002 and 2001, respectively.

         The Company amortizes capitalized software development costs and purchased technology using the straight-line method over three to five years, or the ratio of actual sales to anticipated sales, whichever is greater. During the nine months ended December 31, 2002, the Company recognized a capitalized software impairment loss of approximately $67,000 in the engineering and collaborative software solutions segment, since revenues-to-date and forecasted revenues from these assets did not support the carrying value of the recorded amounts. Amortization of software development costs and purchased technology charged to cost of revenues was approximately $61,000 and $49,000 for the three months ended December 31, 2002 and 2001, respectively, and $173,000 and $153,000 for the nine months ended December 31, 2002 and 2001, respectively. Accumulated amortization on capitalized software was $508,000 and $566,000 as of December 31, 2002 and 2001, respectively.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         Revenue from software sales is recognized upon shipment provided no significant post-contract support obligations remain outstanding and collection of the resulting receivable is reasonably assured. Beginning in the second quarter of fiscal 2003, the Company provides a 15-day right of return (from the date of purchase) on the purchase of the product during which time the customer may return the product subject to a $50 restocking fee per item returned. Since the Company's product returns have historically not been material, less than $16,000 during a nine-month period, the Company does not make any provisions for such returns. Customers may choose to purchase maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months. Revenues from digital media and animation services are recognized upon achievement of certain pre-determined milestones.

         In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION. The Company adopted SOP 97-2 in the first quarter of fiscal 1999. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. The Company determines the fair value of each element in multi-element transactions based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately. In 1998, the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which modifies SOP 97-2 to allow for use of the residual method of revenue recognition provided that certain criteria have been met. The Company adopted SOP 98-9 in the first quarter of fiscal 2000. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the transaction fee is recognized as revenue.

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

         With regard to the Web-based telecommunication services, revenues from call termination services are recognized at gross sales value with the applicable cost separately stated in the cost of revenues. Revenues from the Company's own phone cards are deferred and recognized on the basis of usage, whereas revenues from resale of third-party phone cards are recognized net of returns since no obligations remain once product is delivered. Certain travel services, based on their nature, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT. Other products and services sold via Internet portals, including certain travel services, where the Company is a travel discounter or an agent, are recognized net of purchase costs when the products and services are delivered and collectibility is reasonably assured.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     RECLASSIFICATIONS

         Certain reclassifications have been made to the fiscal 2002 condensed consolidated financial statements to conform to the fiscal 2003 presentation.

     PROVISION FOR RESTRUCTURING OF OPERATIONS

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

         With regard to the Company's ISP initiatives in India, the Company redirected its primary focus towards the communication and connectivity services targeted at the corporate market. The Company's original focus related to ISP services was that the Company planned to offer ISP services to both consumers and businesses in India. With the acquisition of a 30% ownership in Vital Communications, Ltd., an IT communications technology company, the Company had planned to start providing ISP services for the 10,000 customers of Vital Communications as a first step to becoming an ISP in India. The total amount charged for the refocus of ISP operations in fiscal 2001 was $1,998,000. This total charge consisted of $171,000 in contractual obligations and $1,827,000 in asset write-offs related to ISP operations in India. These charges did not include any employee costs. However, they included the write-off of amounts paid to acquire 30% ownership in Vital Communications, the write-off of capitalized connectivity charges for the ISP business and the write-off of ISP infrastructure equipment. The ISP infrastructure equipment related to the Voice Over Internet Protocol ("VOIP") technology. The equipment was determined to have no resale value, because VOIP technology was not permitted in India and because it was not cost-effective to sell the equipment in countries where VOIP was allowed since the technology had changed. The restructuring related to the ISP operations resulted in elimination of depreciation and amortization expenses that would have resulted from the ISP related assets.

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

         In March 2001, the Company closed its Boston technical support office as part of consolidating the Company's technical support activities. Technical support activities previously offered from the Boston office were consolidated into the California facility. The closing of this office resulted in the termination of two employees. The restructure charge related to the consolidation of technical support facilities was $166,000, of which $49,000 related to accrued severance payments for the two terminated employees and $117,000 related to contractual lease obligations for the vacated space. The Company made cash payments totaling $58,000 in fiscal 2002 towards settlement of obligations related to this activity. During fiscal 2003, the Company made cash payments of $49,000 for severance expenses relating to the termination of one of the employees and $36,000 for lease payments for the vacated office space. The Company expects that employee costs, and the facility costs (once the lease obligations are satisfied) will decrease as a result of this restructuring.

         The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not filled. Legal services are being obtained from the Company's continuing external legal counsel. In fiscal 2001, the Company estimated that the restructure charge related to the elimination of the in-house legal department to be $42,000. In fiscal 2002, the Company paid $52,000 toward this restructure charge. Additional charges of $41,000 and $199,000 were recorded in fiscal 2002 and in fiscal 2003, respectively, since the original estimate of severance expenses was insufficient. During the nine months ended December 31, 2002, the Company paid $50,000 toward settlement of obligations due to the terminated employee.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Activity relating to the restructuring charge is as follows (in thousands):

                               REFOCUS OF       REFOCUS OF      CONSOLIDATION    ELIMINATION
                                  ISP             PORTAL        OF TECHNICAL      OF LEGAL           TOTAL
                               OPERATIONS       OPERATIONS         SUPPORT       DEPARTMENT
                              ------------     ------------     ------------     ------------     ------------
     March 31, 2000                    --               --               --               --               --

     Restructuring charge     $     1,998      $       194      $       166      $        42      $     2,400

     Cash payments                 (1,897)            (194)              --               --           (2,091)
                              ------------     ------------     ------------     ------------     ------------

     March 31, 2001           $       101      $        --      $       166      $        42      $       309
                              ------------     ------------     ------------     ------------     ------------

     Cash payments                     --              (67)             (58)             (52)            (177)

     Adjustments                      (67)A             67A             (16)B             41B              25
                              ------------     ------------     ------------     ------------     ------------

     March 31, 2002           $        34      $        --      $        92      $        31      $       157
                              ------------     ------------     ------------     ------------     ------------

     Cash payments                     --               --              (85)             (50)            (135)

     Adjustments                      (34)C             --               29C             199              194C
                              ------------     ------------     ------------     ------------     ------------

     December 31, 2002        $        --      $        --      $        36      $       180      $       216
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

C. Represents reversal of over-accrual for contractual obligations for ISP operations and additional amounts accrued for severance costs for the elimination of the legal department and the consolidation of technical support.

         The balance at December 31, 2002 includes $30,000 of lease payments for vacated office space scheduled for payment through September 2003. The remaining personnel costs and contractual obligations are expected to be paid by the end of fiscal 2003.

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

         The repurchase of 12,000 shares from two of the former owners was settled for a total of $272,000, and the entire amount was paid as of December 31, 2002.

         The owner of the remaining 13,000 shares is holding the stock certificates until full payment is received for these shares. The total cash to be paid for this repurchase was $372,000, of which $128,000 has been paid as of December 31, 2002. Due to a dispute as a result of an apparent breach of the

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

purchase agreement by the former owner, the Company believes that it is probable that the balance of $244,000 will not be paid and therefore has not accrued this amount as a liability.

         On December 13, 2002, the Company obtained a secured convertible debt financing from a private equity fund. In connection with this financing, the Company issued warrants to purchase 200,000 shares of the Company's common stock at exercise prices ranging from $1.76 to $2.40 per share. These warrants expire December 12, 2007. The following table summarizes the fair value of these warrants and the assumptions used in determining fair value.

                        Number of     Exercise price   Estimated life                Risk-free   Fair value
                        ---------     --------------   --------------                ---------   ----------
      Grant date         warrants       per share        (in years)     Volatility     rate      of warrants
      ----------         --------       ---------        ----------     ----------     ----      -----------
                                                                                                   $ (a)
                                                                                                   -----
     December 2002       200,000       $1.76-$2.40          5             99.65%        3%        199,638

         (a) Fair value was determined using the Black-Scholes option-pricing model.

     FOREIGN CURRENCY TRANSLATION

         The financial position and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at the period-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in operations and are not material to the three- and nine-month periods ended December 31, 2002 and 2001.

     COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $723,000 and $1,636,000 for the three months ended December 31, 2002 and 2001, respectively, and was $2,912,000 and $4,276,000 for the nine months ended December 31, 2002 and 2001, respectively.

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

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The following table illustrates the computation of basic and diluted net loss per share (in thousands except per share amounts):

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             DECEMBER 31,                  DECEMBER 31,
                                                  -------------------------------------------------------------
                                                         2002           2001            2002           2001
                                                  -------------------------------------------------------------
        Numerator:
        Net loss                                       $   (860)      $  (1,563)     $  (3,172)      $ (4,098)
                                                  -------------------------------------------------------------
        Numerator for basic and diluted loss per
           share                                       $   (860)      $  (1,563)     $  (3,172)      $ (4,098)
                                                  =============================================================

        Denominator:
        Denominator for basic net loss per share
           - average number of common shares              17,325          16,921         17,305         17,007
           outstanding during the period
        Incremental common shares attributable to
           exercise of outstanding options,
           warrants and other common stock
           equivalents                                         -               -              -              -
                                                  -------------------------------------------------------------
        Denominator for diluted net loss per
        share                                             17,325          16,921         17,305         17,007
                                                  =============================================================

        Basic net loss per share                       $   (0.05)     $    (0.09)    $    (0.18)     $   (0.24)
                                                  =============================================================
        Diluted net loss per share                     $   (0.05)     $    (0.09)    $    (0.18)     $   (0.24)
                                                  =============================================================

         Options, warrants and other common stock equivalents amounting to 426,000 and 621,000 potential common shares for the three and nine months ended December 31, 2002, respectively, and 271,000 and 462,000 potential common shares for the three and nine months ended December 31, 2001, respectively, were excluded from the computation of diluted EPS for the periods presented because the Company reported net losses and, therefore, the effect would be antidilutive.

     SEGMENT AND GEOGRAPHIC DATA

         The Company is an integrated information technology and services company operating in three primary business segments: 1) engineering and collaborative software solutions; 2) IT services; and 3) Web-based telecommunication and travel services.

         The Company applies the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The significant components of worldwide operations by reportable operating segment (in thousands of dollars) are:

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                               DECEMBER 31,                DECEMBER 31,
                                         -----------------------     ----------*------------
                                            2002          2001          2002          2001
                                         ---------     ---------     ---------     ---------
             NET REVENUE
     Engineering and collaborative
       software solutions                $  2,439      $  2,522      $  6,700      $  7,023

     IT services                            1,436         1,876         4,219         7,948
     Web-based telecommunication and
       travel services                      1,225           982         4,341         3,494
                                         ---------     ---------     ---------     ---------
          Consolidated                   $  5,100      $  5,380      $ 15,260      $ 18,465
                                         =========     =========     =========     =========

          GROSS PROFIT (LOSS)
     Engineering and collaborative
       software solutions                $  2,160      $  2,225      $  5,886      $  6,180
     IT services                              372           280         1,055         1,988
     Web-based telecommunication and
       travel services                        198           (75)          467           205
                                         ---------     ---------     ---------     ---------
          Consolidated                   $  2,730      $  2,430      $  7,408      $  8,373
                                         =========     =========     =========     =========

        OPERATING (LOSS)/INCOME
     Engineering and collaborative
       software solutions                $   (386)     $   (500)     $ (2,271)     $ (2,408)
     IT services                               65          (533)          (95)         (375)
     Web-based telecommunication and
       travel services                       (422)         (452)         (881)       (1,036)
                                         ---------     ---------     ---------     ---------
          Consolidated                   $   (743)     $ (1,485)     $ (3,247)     $ (3,819)
                                         =========     =========     =========     =========

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                        DECEMBER 31,           DECEMBER 31,
                                   --------------------    --------------------
                                     2002        2001        2002        2001
                                   --------    --------    --------    --------
             NET REVENUE
United States                      $ 2,902     $ 3,887     $10,175     $14,709
The Americas (other than U.S.)         278         210         609         412
Europe                               1,041         662       2,150       1,700
Asia-Pacific                           879         621       2,326       1,644
                                   --------    --------    --------    --------

         Consolidated              $ 5,100     $ 5,380     $15,260     $18,465
                                   ========    ========    ========    ========

             EXPORT SALES
United States                      $   693     $   216     $ 1,368     $   436
                                   ========    ========    ========    ========

                                          DECEMBER 31,       MARCH 31,
                                              2002             2002
                                          ------------      ------------
                                                 (IN THOUSANDS)
                LONG-LIVED ASSETS
         United States                    $    11,749       $    12,434
         Europe                                   343               284
         Asia-Pacific                           1,255             1,440
                                          ------------      ------------

                  Consolidated            $    13,347       $    14,158
                                          ============      ============

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

         Any of the factors described above or in the "Risk Factors" section of our most recent annual report on Form 10-KSB, as amended, could cause our financial results, including our net income (loss) or growth in net income
(loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are a Delaware corporation. Our primary business offerings are:

         o Engineering and collaborative software solutions (including related services) for businesses worldwide;
         o Information technology, or IT, services (including value-added IT services); and
         o Web-based telecommunication and travel services (including long-distance communication services that include call termination services and prepaid phone cards, and travel services).

         We have provided computer-aided engineering software solutions to our customers for over 20 years. For the past 18 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the U.S., which further expanded our IT resources and capabilities. Our Internet portal services were started in 1999 and were refocused in fiscal 2001 toward Web-based telecommunication and travel services. A more expansive discussion of our business and services is contained in the "Business" section of our most recent annual report on Form 10-KSB, as amended.

CRITICAL ACCOUNTING POLICIES

         Securities and Exchange Commission, or SEC, Financial Reporting Release No. 60, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In this discussion, the SEC requires all companies to address the implications of uncertainties for the methods, assumptions and estimates used for recurring and pervasive accounting measurements, so that investors are made aware of the susceptibility of reported amounts to change, including rapid change.

         We have identified the following as accounting policies that are the most critical to aid in understanding and evaluating our financial results:

         o        revenue recognition;
         o accounting for capitalization of software development and purchased technology;
         o        allowance for accounts receivable:
         o        impairment of long-lived assets including goodwill; and
         o        deferred income taxes.

     REVENUE RECOGNITION
     -------------------

         We derive revenues from:

         o engineering and collaborative software products and services (including digital media products and animation services);
         o        IT services;
         o        and Web-based telecommunication and travel services.

         We recognize revenues when the following criteria are met:

         o Persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists;
         o Delivery has been completed and no significant obligations remain;
         o        Our price to the buyer is fixed and determinable; and
         o        Collectibility is reasonably assured.

         Revenues from our pre-packaged engineering software products are recognized upon shipment, provided no significant post-contract support obligations remain outstanding and collection of the resulting receivable is deemed reasonably assured. Beginning in the second quarter of fiscal 2003, we provide a 15-day right of return (from the date of purchase) on the purchase of the product during which time the customer may return the product to us subject to a $50 restocking fee on each returned item. Since our product returns have historically not been material, approximately less than $16,000 during a nine-month period, we do not make any provisions for such returns. Customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from the maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

         We recognize revenues from software we customize to fit a customer's requirements based on satisfactory completion of pre-determined milestones (evidenced by written acceptance from the customer) and delivery of the product to the customer provided no significant obligations remain and there is a reasonable assurance of collectibility of the resulting receivable. We recognize revenues from digital media and animation services upon completion and delivery provided no significant obligations remain.

         In 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position or SOP 97-2, SOFTWARE REVENUE RECOGNITION. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue and requires that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. We determine the fair value of each element in multi-element transactions based on vendor-specific objective evidence, or VSOE. VSOE for each element is based on the price charged when the same element is sold separately.

         In 1998, the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which modified SOP 97-2 to allow for use of the residual method of revenue recognition if certain criteria are met. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then we recognize revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the transaction fee is recognized as revenue.

         We recognize revenues from our IT services primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as we perform IT services. Certain IT services contracts are fixed price contracts where we measure progress toward completion by mutually agreed upon pre-determined milestones and recognize revenue upon reaching those milestones. Our fixed price IT contracts typically are for a short duration of one to three months.

         With regard to our Web-based telecommunication services, we recognize revenues from call termination services at gross sales value, with the applicable cost separately stated in cost of revenues. We recognize revenues from our own phone cards on the basis of usage. We recognize revenues from our resale of third-party phone cards net of returns because no obligations remain once the phone cards are delivered. We recognize revenues from certain travel services, where we are a ticket consolidator, at the gross sales value, with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT. We recognize revenues from other products and services sold via Internet portals, including travel services, where we are a travel discounter or an agent, net of purchase costs when the products and services are delivered and collectibility is reasonably assured.

     ACCOUNTING FOR SOFTWARE DEVELOPMENT COST AND PURCHASED TECHNOLOGY
     -----------------------------------------------------------------

         We develop software in-house, employ third parties to develop software for us and purchase software technology for sale to our customers. We capitalize costs related to the development of software products for sale. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. We expense any additional costs to enhance products after release as those costs are incurred.

         We amortize capitalized software development costs and purchased technology using either the straight-line method over three to five years, or the ratio of actual sales to anticipated sales, whichever is greater. We periodically review the resulting net book value of the capitalized software asset for recoverability based on estimated future revenues from products based on that particular technology. When significant uncertainties exist with respect to the recoverability of the capitalized cost of the asset, we write the cost of the asset down to its potential recoverable value, which may materially affect the future results of our operations.

         We estimate future revenues from a product as part of our budgeting process. These estimates include various assumptions, risks and uncertainties inherent in such estimates, including market conditions, availability of competing products, and continued acceptance of our product in the marketplace.

     ALLOWANCE FOR ACCOUNTS RECEIVABLE
     ---------------------------------

         We sell to our customers on credit and grant credit to those who are deemed credit worthy based on our analysis of their credit history. Our standard payment terms are net 30. We review our accounts receivable balances and the collectibility of these balances on a periodic basis. Based on our analysis of the length of time that the balances have been outstanding, the pattern of customer payments, our understanding of the general business conditions of our customers and our communications with our customers, we estimate the recoverability of these balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, we record bad debt expense and increase the allowance for accounts receivable by an amount equal to the amount estimated to be unrecoverable. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected.

     IMPAIRMENT OF LONG-LIVED ASSETS INCLUDING GOODWILL
     --------------------------------------------------

         Through March 31, 2002, we applied the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measured recoverability of an asset to be held and used by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If we considered the asset to be impaired, we recognized an impairment loss equal to the amount by which the carrying value of the asset exceeded the fair value of the asset. We reported assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell. In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Bulletin, or APB, No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 beginning April 1, 2002. Our adoption of SFAS No. 144 did not materially impact our consolidated financial position or results of operations. We apply the provisions of SFAS No. 86 ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED to evaluate unamortized capitalized software development costs. At each balance sheet date, we compare the unamortized software development cost of each product to the net realizable value of the product. We write off the amount by which the unamortized software development cost exceeds the net realizable value of the product as cost of sales of the product.

         In 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values.

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

         In connection with the SFAS No. 142 transitional goodwill impairment evaluation, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of April 1, 2002. Pursuant to paragraphs 30-31 of SFAS No. 142, we identified three "reporting units" as defined in paragraph 17 of SFAS No. 131:

         1)       Engineering and collaborative software solutions;
         2)       IT Services; and
         3)       Web-based telecommunication and travel services.

         Annually, or more frequently if evidence of impairment to goodwill exists, we compare the implied fair value of the reporting unit goodwill with its carrying amount, both of which are measured as of the end of the period being reported. If the implied fair value of the reporting unit goodwill is less than the carrying amount of the reporting unit goodwill, we write down the carrying amount of the reporting unit goodwill to its implied fair value and recognize an impairment loss equal to the difference between the implied fair value and the carrying amount of reporting unit goodwill. If, in subsequent periods, the implied fair value of the reporting unit goodwill is higher than its carrying amount, we do not reverse an impairment loss recognized earlier or adjust the carrying amount to the higher amount.

         The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, BUSINESS COMBINATIONS. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

         The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill may be incorrect. In addition, future results of operations could be materially impacted by the write-down of the carrying amount of goodwill to its potential recoverable value.

     DEFERRED INCOME TAXES
     ---------------------

         We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates that we expect to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         In assessing the realizability of the net deferred tax assets, we consider whether it is more likely than not that we will not realize some or all of the deferred tax assets. The ultimate realization of deferred tax assets depends either upon the generation of future taxable income during the periods in which those temporary differences become deductible or upon the carryback of losses to recover income taxes previously paid during the carryback period. If we determine we will not be able to realize all or part of our net deferred tax assets in a future period, we will charge to income in that period an adjustment to the deferred tax asset through the use of a valuation allowance. Conversely, if we determine we will be able to realize our deferred tax assets in a future period in excess of the net amount recorded, we will increase our income in that period by adjusting the deferred tax asset through the use of a valuation allowance.

     RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                DECEMBER 31,                 DECEMBER 31,
                                                         ------------------------      ------------------------
                                                            2002           2001           2002           2001
                                                         ---------      ---------      ---------      ---------
     Net revenues                                          100.0%         100.0%         100.0%         100.0%
     Cost of revenues                                       46.5           54.8           51.5           54.7
                                                         ---------      ---------      ---------      ---------

     Gross profit                                           53.5           45.2           48.5           45.3
                                                         ---------      ---------      ---------      ---------

     Selling, general and administrative expenses           51.5           53.5           53.0           48.7
     Research and development expenses                       9.4            9.2            9.8            7.9
     Amortization of goodwill                                 --            5.3             --            4.9
     Depreciation and software amortization                  5.4            4.8            5.3            4.5
     Impairment charge                                        --             --            0.4             --
     Restructuring                                           1.8             --            1.3             --
                                                         ---------      ---------      ---------      ---------
            Total operating expenses                        68.1           72.8           69.8           66.0

     Operating loss                                        (14.6)         (27.6)         (21.3)         (20.7)

     Interest (income) expense, net                          1.3            0.7            1.2            0.6
     Other (income) expense, net                             0.1            0.1             --             --
                                                         ---------      ---------      ---------      ---------

     Loss before income taxes                              (16.0)         (28.4)         (22.5)         (21.3)
     Income tax expense (benefit)                            0.9            0.7           (1.7)           1.1
                                                         ---------      ---------      ---------      ---------

     Net loss                                              (16.9)%        (29.1)%        (20.8)%        (22.2)%
                                                         =========      =========      =========      =========

         NET REVENUES. Net revenues declined by $280,000 (5.2%) to $5,100,000 for the three months ended December 31, 2002 from $5,380,000 for the three months ended December 31, 2001. Net revenues declined by $3,205,000 (17.4%) to $15,260,000 for the nine months ended December 31, 2002 from $18,465,000 for the nine months ended December 31, 2001. Our net revenues consisted primarily of revenues from (1) engineering and collaborative software solutions (including digital media products and animation services), (2) IT services, and (3) Web-based telecommunication and travel services. The overall declines in our net revenues for the three and nine months ended December 31, 2002 primarily resulted from the decline in net revenues of our IT services segment, which was partially offset by increases in net revenues for our Web-based telecommunication and travel service segments during the three and nine months ended December 31, 2002.

         Engineering and collaborative software solutions net revenues declined by $83,000 (3.3%) to $2,439,000 for the three months ended December 31, 2002 from $2,522,000 for the three months ended December 31, 2001. Engineering and collaborative software solutions net revenues declined by $323,000 (4.6%) to $6,700,000 for the nine months ended December 31, 2002 from $7,023,000 for the nine months ended December 31, 2001. The decline in engineering and collaborative software solutions net revenues during the three and nine months ended December 31, 2002, compared to the three and nine months ended December 31, 2001, was primarily due to a decline in collaborative software solutions net revenues and was offset by an increase in engineering software revenues. The majority of our collaborative software solutions net revenues are generated from service-oriented projects, where the revenues are not recognized until an entire project is completed. Collaborative software solutions net revenues declined approximately $284,000 and $579,000 for the three and nine months ended December 31, 2002 as compared to the three and nine months ended December 31, 2001, primarily due to projects amounting to approximately $232,000 and $532,000, respectively, that were completed and recognized in the three and nine months ended December 31, 2001. During the three and nine months ended December 31, 2002, since none of the collaborative software projects that were being worked on were completed, we did not recognize any revenues from these projects. The decline in collaborative software solutions net revenues was offset by $163,000 and $297,000 increases in engineering software solutions net revenues from Asia during the three and nine months ended December 31, 2002, respectively. We believe our sales in Asia increased due to improvements in the Asian economy. As a percentage of total net revenues, engineering and collaborative software solutions net revenues increased to 47.8% and 43.9% for the three and nine months ended December 31, 2002 as compared to 46.9% and 38.0% for the three and nine months ended December 31, 2001, respectively, primarily due to greater declines in our IT services segment.

         We anticipate improvements in our engineering software sales as a result of our efforts to refocus our sales initiatives and to re-engage our international distributors as well as due to improvements in the Asian economy. We also anticipate that collaborative software solutions net revenues will improve during the remainder of the current fiscal year, but this is dependent, in part on the completion by March 31, 2003 of some of the projects that were ongoing during the nine months ended December 31, 2002.

         IT services net revenues declined by $440,000 (23.5%) to $1,436,000 for the three months ended December 31, 2002 from $1,876,000 for the three months ended December 31, 2001. IT services net revenues declined by $3,729,000 (46.9%) to $4,219,000 for the nine months ended December 31, 2002 from $7,948,000 for the nine months ended December 31, 2001. IT services net revenues represented 28.2% and 27.6% of total net revenues for the three and nine months ended December 31, 2002, respectively, compared to 34.9% and 43.0% for the three and nine months ended December 31, 2001, respectively. During the past year, the IT services industry has been adversely affected by a slow economy, and many of our customers reduced spending on technology consulting and systems integration services. Due to the slower economy, many of our customers were faced with financial constraints and as such canceled or postponed many contracted jobs. In addition, the demand for some of our services decreased during the three and nine months ended December 31, 2002. We reduced our billing rates in order to offer a more attractive pricing to our cost conscious customers. As a result, our IT services revenues declined during the three and nine months ended December 31, 2002 compared to the three and nine months ended December 31, 2001. We do not anticipate significant recovery to occur in the IT services segment, as we expect that this period of economic uncertainty may continue to impact our IT services revenue for the indefinite future.

         Web-based telecommunication and travel services net revenues increased by $243,000 (24.7%) to $1,225,000 for the three months ended December 31, 2002 from $982,000 for the three months ended December 31, 2001. Web-based telecommunication and travel services net revenues increased by $847,000 (24.2%), to $4,341,000 for the nine months ended December 31, 2002 from $3,494,000 for the nine months ended December 31, 2001. Web-based telecommunication and travel services net revenues represented 24.0% and 28.4% of total net revenues, respectively, for the three and nine months ended December 31, 2002, compared to 18.3% and 18.9%, respectively, for the three and nine months ended December 31, 2001, primarily due to declines in our IT services segment. The increase in Web-based telecommunication and travel services net revenues during the three months ended December 31, 2002 was due to a $203,000 increase in call termination services and a $183,000 increase in travel services net revenues, offset by a $110,000 decline in phone card revenues. The increase in telecommunication and travel services net revenues during the nine months ended December 31, 2002 was due to a $1,388,000 increase in call termination services, which was offset by a $129,000 decline in travel services and a $386,000 decline in phone card revenues. Call termination services increased during the three and nine months ended December 31, 2002 compared to the three and nine months ended December 31, 2001, because the ramp-up of the call termination services did not start until the beginning of the current fiscal year. Phone card net revenues declined because our sales efforts were focused more on call termination services than on phone card services. Although telecommunication services net revenues increased during the nine months ended December 31, 2002 compared to the three and nine months ended December 31, 2001, the recent turmoil in the telecommunications industry has increased the uncertainty of the viability of smaller service providers, some of who are our customers. As a result, we anticipate that telecommunication services net revenues will not improve from current levels for the indefinite future.

         Travel services net revenues increased during the three months ended December 31, 2002 compared to the three months ended December 31, 2001, but declined during the nine months ended December 31, 2002, as compared to the nine months ended December 31, 2001, due to competition from other online travel services and reductions in travel agency commissions. Although travel services net revenues increased during the three months ended December 31, 2002 compared to the three months ended December 31, 2001, we believe that this apparent increase is due to comparison to a three-month period immediately following the events of September 11, 2001, when travel services revenues had declined greatly. We anticipate that travel services net revenues will not improve from current levels for the indefinite future.

         GROSS PROFIT. Gross profit increased by $300,000 (12.3%) to $2,730,000 for the three months ended December 31, 2002 from $2,430,000 for the three months ended December 31, 2001. The increase was primarily due to an increase in gross profit for the telecommunication and travel services segment. Gross profit declined by $965,000 (11.5%) to $7,408,000 for the nine months ended December 31, 2002 from $8,373,000 for the nine months ended December 31, 2001. The decline was mainly due to the decline in gross profit from our IT services business. Gross profit represented 53.5% and 48.5% of total net revenues for the three and nine months ended December 31, 2002, as compared to 45.2% and 45.3% for the comparable periods in the prior fiscal year. The increase in gross profit as a percentage of net revenues is primarily due to the decline in IT services net revenues, which is generally a lower margin business than our other businesses.

         Engineering and collaborative software solutions gross profit declined by $65,000 (2.9%) to 2,160,000 during the three months ended December 31, 2002 from $2,225,000 for the three months ended December 31, 2001, as a result of the decline in net revenues, but the gross profit percentage remained relatively flat (88.6% for the three months ended December 31, 2002 compared to 88.2% for the three months ended December 31, 2001). Similarly, engineering and collaborative software solutions gross profit declined by $294,000 (4.8%) to $5,886,000 for the nine months ended December 31, 2002 from $6,180,000 for the nine months ended December 31, 2001, as a result of the decline in net revenues, but the gross profit percentage remained relatively flat at 87.9% for the nine months ended December 31, 2002 compared to 88.0% for the nine months ended December 31, 2001. Our engineering and collaborative software solutions segment generally produces higher gross margins than our other segments due to the relatively lower costs associated with each sale. The cost of revenues for the engineering and collaborative software solutions segment includes printing services, direct supplies such as hardware locks, which are security devices that are attached to the central processing unit to prevent unauthorized access to licensed software, salaries for the technical support employees, freight out, and amortization of capitalized software.

         IT services gross profit increased by $92,000 (32.9%) to $372,000 for the three months ended December 31, 2002 from $280,000 for the three months ended December 31, 2001, and the gross profit percentage increased to 25.9% for the three months ended December 31, 2002 from 14.9% for the three months ended December 31, 2001. IT services gross profit declined by $933,000 (46.9%) to $1,055,000 for the nine months ended December 31, 2002 from $1,988,000 for the nine months ended December 31, 2001, as a result of the decline in net revenues, but the gross profit percentage remained flat at 25.0%. In anticipation of improvement in our IT services revenues toward the latter part of the prior fiscal year, which improvement did not materialize, we continued to employ consultants and thus continued to incur costs with no resulting increase in our revenues. At the beginning of the current fiscal year, we responded to these business conditions by eliminating excess capacity through workforce reductions and aggressively reducing discretionary costs to lower the cost of operating this segment of our business.

         During the three and nine months ended December 31, 2002, the decrease in consulting employees' salaries and benefits due to reductions in the number of consulting employees amounted to $455,000 and $1,636,000, respectively. In addition, the decrease in subcontractors' expenses due to a reduction in the number of outside subcontractors during the three and nine months ended December 31, 2002, as compared to the three and nine months ended December 31, 2001, amounted to $176,000 and $1,375,000, respectively. We believe these actions have helped curb further erosion of the gross profit of the IT services division. However, gross profit from our IT services division could nevertheless decline in the upcoming quarters, since the business environment for IT services is not expected to improve in the immediate future. Historically, the IT services gross profit percentage has been lower than the engineering and collaborative software solutions gross profit percentage due to the higher cost of labor associated with service revenue, including salaries, bonuses, and benefits for the consulting employees. Our IT services consulting employees generally receive higher salaries than our technical support employees, and we have employed more consultants than technical support staff, both of which factors contributed to the lower gross profit percentage for our IT services segment in comparison to the gross profit percentage for our engineering and collaborative software solutions segment.

         Web-based telecommunication and travel services gross profit increased by $273,000 (364%) to 198,000 for the three months ended December 31, 2002 from a gross loss of $75,000 for the three months ended December 31, 2001 as a result of better pricing on phone minutes purchases, and gross profit percentage increased correspondingly to 16.2% for the three months ended December 31, 2002, compared to a gross loss of 7.6% for the three months ended December 31, 2001. Web-based telecommunication and travel services gross profit increased by $262,000 (128%) to $467,000 for the nine months ended December 31, 2002 from $205,000 for the nine months ended December 31, 2001 as a result of better pricing on phone minutes purchases, and gross profit percentage increased correspondingly to 10.8% for the nine months ended December 31, 2002, from 5.9% for the nine months ended December 31, 2001. The cost of revenues for our Web-based telecommunication and travel services segment includes the cost of buying minutes from another carrier and the cost of purchasing certain airline tickets as a ticket consolidator. The events of September 11, 2001 negatively impacted our travel services. Although the travel business has improved after this initial downturn, continuing threats in the worldwide political climate have hampered the recovery. Competition from other online travel services, many of which have greater resources than we have, as well as reductions in travel agency commissions due to pricing pressures experienced by the airline industry, may also impact the gross profit from our travel business in the near future.

         In order to improve overall gross profit and gross profit percentage, we are refocusing our sales efforts toward our division with the highest gross profit, namely, our engineering and collaborative software solutions division, by working to develop strategic relationships, to increase our volume of telephone sales, and to re-engage with our international distributors. We have cut and will continue to cut the costs of our IT services division in an effort to prevent further deterioration of gross profit and will continue to closely monitor our costs related to the telephony and travel businesses.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses declined by $250,000 (8.7%) to $2,628,000 for the three months ended December 31, 2002 from $2,878,000 for the three months ended December 31, 2001, due primarily to a $21,000 reduction in salaries and benefits due to employee terminations, a $23,000 decrease in IT sales commissions due to decreased IT services net revenues, a $73,000 decrease in bad debt expenses due to improved collection of accounts receivable, and a $119,000 reduction in advertising expenses and a $70,000 reduction in marketing consulting expenses due to continuing cost control measures. These decreases were offset by an increase in dealer commissions of $58,000 due to an increase in dealer sales of engineering software solutions. SG&A expenses as a percentage of total net revenues declined to 51.5% for the three months ended December 31, 2002 from 53.5% for the comparable period in the prior fiscal year, primarily due to our continuing efforts to control SG&A costs.

         SG&A expenses declined by $907,000 (10.1%) to $8,086,000 for the nine months ended December 31, 2002 from $8,993,000 for the nine months ended December 31, 2001, due primarily to a $363,000 reduction in salaries and benefits due to employee terminations, a $91,000 decrease in IT sales commissions due to decreased IT services net revenues, a $64,000 decrease in bad debt expenses due to improved collection of accounts receivable, and a $405,000 reduction in advertising expenses and a $116,000 reduction in marketing expenses due to continuing cost control measures. These reductions were offset by a $147,000 increase in dealer commissions due to an increase in dealer sales of engineering software solutions. Although SG&A expenses declined during the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001, they represented 53.0% of total net revenues for the nine months ended December 31, 2002 compared to 48.7% for the nine months ended December 31, 2001, because a portion of the SG&A expenses are fixed and therefore do not change in proportion to change in net revenues. We do not presently anticipate that our efforts to control SG&A expenses will adversely impact our current sales and marketing initiatives because these initiatives are designed to derive operational efficiencies while controlling costs.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses decreased slightly by $12,000 (2.4%) to $481,000 for the three months ended December 31, 2002 from $493,000 for the three months ended December 31, 2001 but as a percentage of total net revenues R&D increased to 9.4% for the three months ended December 31, 2002 from 9.2% for the nine months ended December 31, 2001. R&D expenses increased by $32,000 (2.2%) to $1,492,000 for the nine months ended December 31, 2002 from $1,460,000 for the nine months ended December 31, 2001. The increase in R&D expenses for the nine months ended

December 31, 2002 related to enhancement of our software products that had already been released, and therefore were expensed, whereas during the nine months ended December 31, 2001, certain R&D expenses were capitalized because they related to development of software products. R&D expenses consist primarily of software developers' wages. R&D expenses represented 9.8% of total net revenues for the nine months ended December 31, 2002 compared to 7.9% for the comparable period in the prior fiscal year. R&D expenses as a percentage of revenues increased due to our continuing efforts to invest in research and development for collaborative software solutions to position us for future growth.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and other amortization expenses (excluding goodwill amortization and amounts charged to cost of revenues) increased by $17,000 (6.6%) to $274,000 for the three months ended December 31, 2002 from $257,000 for the three months ended December 31, 2001. Depreciation and other amortization expenses declined by $20,000 (2.4%) to $816,000 for the nine months ended December 31, 2002 from $836,000 for the nine months ended December 31, 2001 due to a lower level of capital expenditures as part of our continuing efforts to control costs and discretionary spending. We anticipate that depreciation and amortization expenses will remain at this lower level through the end of the current fiscal year.

         RESTRUCTURING. In March 2001, we announced plans to restructure our operations. As a result of this restructuring plan, we recorded a restructuring charge of $2,400,000 in the fourth quarter of fiscal 2001. The restructuring plan consisted of four major points: 1) refocused strategic direction of ISP initiatives; 2) refocused strategic direction of Internet portal initiatives; 3) consolidation of technical support activities; and 4) elimination of our in-house legal department. In the Internet portal business, we redirected our primary focus toward Web-based telecommunication and travel services. In
March 2001, we closed our Boston technical support office. Technical support activities previously offered from that office have been consolidated into our California facility. The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not refilled. Legal services are being obtained, as needed, through our continuing external legal counsel. During the three and nine months ended December 31, 2002, we provided another $90,000 and $194,000, respectively, toward additional expenses from the restructuring plans announced in March 2001 primarily due to additional amounts needed for severance costs for the elimination of the legal department and the consolidation of technical support. As of December 31, 2002, approximately $216,000 remained to be paid, of which $30,000 represents lease payments for vacated office space and $186,000 represents severance payments.

         IMPAIRMENT CHARGE. We recorded an impairment charge of $67,000 for the nine months ended December 31, 2002 as a result of the write-down of a capitalized software asset to its net realizable value.

         INTEREST EXPENSE. Net interest for the three months ended December 31, 2002 increased by $31,000 (88.6%) to $66,000 for the three months ended December 31, 2002 from $35,000 for the three months ended December 31, 2001, primarily due to an increase of $32,000 in interest expense related to capital lease and note payable obligations. Net interest for the nine months ended December 31, 2002 increased by $75,000 (70.1%) to $182,000, from $107,000 for the nine months ended December 31, 2001, primarily due to a decline in investment interest income of $36,000 and an increase of $40,000 in interest expense related to capital lease and long-term debt obligations. Approximately $13,000 of the increase in interest expense during the three months ended December 31, 2002 was related to the interest expense on the convertible debt financing obtained in December 2002.

         INCOME TAXES. During the three months ended December 31, 2002, we recorded an income tax expense of $46,000, as compared to an income tax expense of $36,000 for the three months ended December 31, 2001 due to an increase in net income in the foreign subsidiaries. We recorded an income tax benefit of $256,000 for the nine months ended December 31, 2002 as compared to net income tax expense of $173,000 for the nine months ended December 31, 2001. As a result of our analysis, we reversed certain tax liabilities, which resulted in a tax benefit for the nine months ended December 31, 2002. Tax expense for the nine months ended December 31, 2001 resulted from provisions for local and state taxes.

     LIQUIDITY AND CAPITAL RESOURCES

         Currently, we finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances and proceeds from our recently completed debt offering. We have used debt and equity financing when appropriate and practicable. Our principal sources of liquidity at December 31, 2002 consisted of $2,656,000 of cash and cash equivalents. Cash and cash equivalents declined by $810,000 or 23.4% during the nine months ended December 31, 2002. As discussed below, the primary reasons for this decline were $2,289,000 cash used in operations, $206,000 in capital expenditures, $196,000 in repayment of bank debt and $314,000 in payments toward capital lease obligations, offset by $2,007,000 in net financing proceeds.

         Net cash used in operations was $2,289,000 during the nine months ended December 31, 2002 compared to $1,915,000 during the nine months ended December 31, 2001. Net loss was the primary contributor to net cash used in both periods. A $334,000 decrease in accounts payable, a $285,000 decrease in accrued expenses, a $154,000 decrease in income tax payable and a $138,000 increase in deferred revenues contributed to the usage of cash in the nine months ended December 31, 2002, and were offset by cash provided by a $59,000 increase in restructuring related liabilities, a $165,000 decrease in notes and related party loans receivable, and a $300,000 decrease in income tax receivable. In the comparable period of the prior fiscal year, the primary reason for net cash used in operations was the net loss, which was offset largely by a $1,608,000 decrease in accounts receivable balance. Additionally, a $689,000 increase in prepaid expenses and other assets, a $579,000 decrease in accrued expenses and a $396,000 decrease in deferred revenues, which were offset by a $229,000 increase in accounts payable, also contributed to cash used in operations during the nine months ended December 31, 2001.

         On December 13, 2002, we issued a 6% secured convertible note ("Note") to Laurus Master Fund, Ltd. ("Laurus"), a private equity fund. The proceeds, net of fees and expenses, from this Note were $1,786,000. This Note, which will be amortized over a 20 month period, may be repaid, at our option, in cash or through the issuance of shares of our common stock at the fixed price of $1.60 per share, if the shares are registered with the Securities and Exchange Commission for public resale and the then current market price of our common stock is at least $1.76. The Note includes a right of conversion in favor of Laurus. If Laurus exercises it conversion right at any time or from time to time at or prior to maturity, the Note will be convertible into shares of our common stock at a fixed conversion price, subject to adjustments for stock splits, combinations and dividends and for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the note purchase agreement). In connection with this Note, we issued to Laurus a five-year warrant to purchase 200,000 shares of our common stock, exercisable in three tranches at exercise prices ranging from $1.76 to $2.40 per share. The warrant exercise price and the number of shares underlying the warrant are subject to adjustments for stock splits, combinations and dividends. The Note is secured by a general security interest in our assets and the assets of our domestic subsidiaries. We are required to use the proceeds from this financing for general corporate purposes. We are also required not to permit for any fiscal quarter commencing April 1, 2003, our net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined in accordance with accounting principles generally accepted in the United States.

         Net cash used in investing activities during the nine months ended December 31, 2002 consisted of capital expenditures of $206,000, as compared to capital expenditures of $713,000 and an expenditure of $68,000 used to acquire companies during the nine months ended December 31, 2001.

         Net cash provided by financing activities during the nine months ended December 31, 2002 consisted of $2,007,000 of proceeds from issuance of debt (net of fees and expenses) and $55,000 from issuance of common stock, which were offset by $196,000 to repay bank debt and $314,000 to repay capital lease obligations. During the nine months ended December 31, 2001, we used $388,000 to repay bank debt, $102,000 to repay capital lease obligations and $140,000 to repurchase common stock, which were offset by $40,000 in proceeds from issuance of debt and $27,000 in proceeds from issuance of common stock.

         The following tables summarize our contractual obligations and commercial commitments at December 31, 2002 (in thousands of dollars):

                                           --------------------------------------------------------------
                                                              PAYMENTS DUE BY PERIOD
                                           --------------------------------------------------------------

                                                           LESS
                                                           THAN 1     1-3        4-5         AFTER 5
     CONTRACTUAL OBLIGATIONS                    TOTAL      YEAR       YEARS      YEARS       YEARS
     -----------------------                    -----      ----       -----      -----       -----
     Long-Term Debt                             2,614      1,241      1,356        17             -
     Capital Lease Obligations                  1,147        427        547       173             -
     Operating Leases                           5,181        766      1,130       794         2,491
                                           --------------------------------------------------------------
     Total Contractual Cash Obligations         8,942      2,434      3,033       984         2,491
                                           ==============================================================

                                          TOTAL AMOUNTS      LESS THAN 1                                OVER
     OTHER COMMERCIAL COMMITMENTS           COMMITTED           YEAR        1-3 YEARS      4-5 YEARS   5 YEARS
     ----------------------------           ---------           ----        ---------      ---------   -------
Purchase commitment                             131             131              -             -           -

                                         ----------------------------------------------------------------------
Total Commercial Commitments                    131             131              -             -           -
                                         ======================================================================

         Our purchase commitment listed above is a commitment to purchase $600,000 in airline tickets that we purchase as a ticket consolidator for the period of October 1, 2002 through March 31, 2003. If we do not purchase airline tickets amounting to $600,000 during this commitment period, we will owe the airlines the difference between $600,000 and the total value of airline tickets purchased as a consolidator during this period. At December 31, 2002, the balance remaining on this purchase commitment was $131,000, which represented the value of tickets to be purchased before March 31, 2003.

         On August 12, 2002, one of our major stockholders executed a letter of commitment to provide us with a revolving line of credit expiring March 31, 2003, in the amount of $500,000 at annual interest rates varying from 2.0% over prime rate to 10.0% over prime rate depending on the outstanding balance. The revolving line of credit has no loan covenant or ratio requirements. As of December 31, 2002, we had no borrowings against this revolving line of credit. We do not anticipate borrowing against this credit facility before its expiration date or renewing this credit facility when it expires.

         We incurred net losses of $3,172,000 and $4,098,000 and used cash in operations of $2,289,000 and $1,915,000 in the nine months ended December 31, 2002 and 2001, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services. Although we expect our existing cash and cash equivalent balances to decline further during the next twelve months, we believe that our current cash and cash equivalents balances will be sufficient to meet our working capital needs at currently anticipated levels for the next twelve months. We have made, and will continue to make, budget cuts to maintain adequate capital reserves. However, our operational plan calls for the raising of additional funds to finance growth through public or private equity or debt financing. We cannot be certain that additional financing will be available, if needed, or, if available, will be on terms satisfactory to us. If we obtain additional equity funding, our existing shareholders will experience dilution. If adequate funds are not available, we may be required to delay, scale back, or eliminate our research and development programs and our marketing efforts or to obtain funds through arrangements with partners or others who may require us to relinquish rights to certain of our technologies or potential products or assets.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard (SFAS) No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method of accounting. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 also requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. In addition, SFAS No. 142 includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill, reassessment of the useful lives of recognized intangibles and testing for impairment of those intangibles.

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

         In connection with adopting SFAS No. 142, during the second quarter of fiscal year 2003, we completed step one of the test for impairment, which indicated that the carrying value of our IT services segment exceeded its estimated fair value, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Net revenue for the IT services reporting unit declined $8,150,000, from $18,019,000 for the year ended March 31, 2001 to $9,869,000 for the year ended March 31, 2002. This decline in net revenues for

IT services is not anticipated to substantially improve and may worsen in the next 12 months because we do not expect the demand for IT services to improve during this period. In accordance with SFAS No. 142, we are currently determining the extent of the impairment in the IT services segment and will report the level of impairment for each reporting unit by fiscal year end.

         We are required to complete the second step of the test for impairment as soon as possible, but no later than March 31, 2003, the end of the year of adoption. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in our statement of operations.

         As of December 31, 2002, we had unamortized goodwill in the amount of $9,105,000, all of which will be subject to the transition provisions of SFAS No. 142. Approximately $6,765,000 of this amount represents unamortized goodwill related to the IT services segment. No amortization expense was recorded during the three and nine months ended December 31, 2002. We will continue to assess for impairment at each reporting date or at any time we become aware of factors or circumstances that would warrant the assessment for impairment, including whether we will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

         The following table reconciles previously reported net income (loss) as if the provisions of SFAS No. 142 were in effect in fiscal year 2002 and at fiscal year end 2002 and 2001 (in thousands except per share amounts):

                                  THREE MONTHS ENDED             NINE MONTHS ENDED                YEAR ENDED
                                      DECEMBER 31,                  DECEMBER 31,                   MARCH 31,
                                   2002          2001           2002           2001           2002           2001
                               -----------   ------------   ------------    -----------    -----------    -----------
         Reported net loss     $     (860)   $    (1,563)   $    (3,172)    $   (4,098)        (8,944)        (6,637)
         Add back:  Goodwill
            amortization, net
            of taxes                   --            279             --            851          1,052          1,282
                               -----------   ------------   ------------    -----------    -----------    -----------

         Adjusted net loss     $     (860)   $    (1,284)   $    (3,172)    $   (3,247)        (7,892)        (5,355)

         Reported basic and
            diluted loss per
            common share       $    (0.05)   $     (0.09)   $     (0.18)    $    (0.24)    $    (0.53)    $    (0.45)
         Add back: Goodwill
            amortization, net
            of taxes                   --           0.01             --           0.05           0.06           0.09
                               -----------   ------------   ------------    -----------    -----------    -----------
         Adjusted basic and
            diluted loss per
            common share       $    (0.05)   $     (0.08)   $     (0.18)    $    (0.19)    $    (0.47)    $    (0.36)
                               -----------   ------------   ------------    -----------    -----------    -----------

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

         The Emerging Issues Task Force, or EITF, recently reached a consensus on its tentative conclusions for EITF 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products and/or?? services may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. We believe the adoption of EITF 00-21 will not have a material impact on our financial position, results of operations or liquidity.

         In November 2002, FASB issued FASB Interpretation No. 45, or FIN 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize a liability for the fair value, or market value, of the obligation undertaken in issuing a guarantee at the inception of the guarantee. The provisions of FIN 45 relating to liability recognition do not apply to certain obligations such as product warranties and guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim or annual financial statement periods ending after December 15, 2002. We adopted the provisions of FIN 45 relating to guarantees issued on January 1, 2003. In connection with the convertible debt financing that we obtained on December 13, 2002, we executed an unconditional guarantee on behalf of our subsidiaries guaranteeing that our present and future obligations to Laurus will be paid strictly in accordance with the terms of any document, instrument or agreement creating or evidencing the obligation. We do not expect the adoption of the recognition and measurement provisions of FIN 45 to have a significant impact on our consolidated financial position or results of operations.

         In December 2002, FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION, TRANSITION AND DISCLOSURE. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We will commence quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning in the quarter ending June 30, 2003. As we have decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 will not have a material impact on our consolidated financial position or results of operations.

         On January 17, 2003, the FASB issued FASB Financial Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, or FIN 46, which requires extensive disclosures and requires companies to evaluate variable interest entities created after January 31, 2003 and existing entities to determine whether to apply the interpretation's consolidation approach to them. Companies must apply the interpretation to entities with which they are involved if the entity's equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date the interpretation's consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise's maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 regardless of when the variable interest entity was created. Currently, we do not have any variable interest entities. We do not expect the adoption of the recognition and measurement provisions of FIN 46 to have a significant impact on our consolidated financial position or results of operations.

     ITEM 3.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of February 11, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                          PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         As discussed in our current report on Form 8-K for December 5, 2002, on August 7 2001, a complaint for wrongful termination was filed against us by Wayne Blair and Eric Christensen, two of our former employees, in the Superior Court, Orange County, California. Subsequently, we entered into a settlement agreement, the terms of which were not then material to our operations. The settlement agreement required us to pay a total of $100,000 cash and to issue a total of 80,000 shares of our common stock to the plaintiffs in consideration for past services rendered and to register the public resale of those shares by December 4, 2002.

         As required under the settlement agreement, we filed with the Securities and Exchange Commission, or the SEC, a registration statement on Form S-3 covering the resale of the 80,000 shares. In connection with our filing on Form S-3, the SEC's Division of Corporation Finance reviewed the Form S-3 as well as our Form 10-KSB for the year ended March 31, 2002 and Form 10-QSBs for the quarters ended June 30, 2002 and September 30, 2002, which were incorporated by reference into the Form S-3. Upon receipt of the SEC's comments on those documents, we immediately prepared and delivered to the SEC a response letter and filed amendments to those documents. We are awaiting further reply from the SEC and, therefore, have been unable to complete the registration of the 80,000 shares before the December 4, 2002 deadline. As a result, on December 5, 2002, the court entered a judgment against us for approximately $400,000. We have since obtained a bond against the judgment amount, and have filed a notice of appeal. In the meantime, we have begun settlement discussions with the plaintiffs. As a result of the judgment, the plaintiffs were not entitled to the shares of our common stock. Therefore, we cancelled and retired the 80,000 shares that were included in the Form S-3.

ITEM 2.  CHANGES IN SECURITIES

         In August 2002, we issued 80,000 shares of common stock valued at $180,000 to two former employees in consideration for services rendered. These shares were cancelled and retired in February 2003 as described in ITEM 1. LEGAL PROCEEDINGS, above.

         In December 2002, we issued a 6% secured convertible note to Laurus Master Fund, Ltd., a private equity fund ("Laurus"). The proceeds, net of fees and expenses, from this note were $1,786,000. This note, which will be amortized over a 20-month period, may be repaid, at our option, in cash or through the issuance of shares of our common stock. We will have the option to pay the monthly amortized amount of the note in shares at the fixed conversion price of $1.60 per share if the shares are registered with the Securities and Exchange Commission for public resale and the then current market price of our common stock is at least $1.76. The note includes a right of conversion in favor of Laurus. If Laurus exercises its conversion right at any time or from time to time at or prior to the maturity of the note, then the note will be convertible into shares of our common stock at a fixed conversion price, subject to adjustments for stock splits, combinations and dividends and for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the note purchase agreement). In connection with this note, we issued to Laurus a five-year warrant to purchase 200,000 shares of our common stock. The warrant exercise price is computed as follows: $1.76 per share for the purchase of up to 125,000 shares; $2.08 per share for the purchase of an additional 50,000 shares; and $2.40 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of our common stock (if the fair market value of a single share of our common stock exceeds the value of the per share warrant exercise price), or by a combination of both. The warrant exercise price and the number of shares underlying the warrant are subject to adjustments for stock splits, combinations and dividends. We are required to use the net proceeds from this financing for general corporate purposes only. We are also required not to permit for any fiscal quarter commencing April 1, 2003, our net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined in accordance with accounting principles generally accepted in the United States.

         Exemption from the registration provisions of the Securities Act of 1933 for the issuance of securities to Laurus as described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that the transaction did not involve any public offering and the purchaser was accredited and had access to the kind of information registration would provide. Appropriate investment representations were obtained and the securities were issued with restricted legends.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      Our Annual Meeting of Stockholders was held on November 21,
                  2002.

         (b) We solicited proxies for the re-election of Amrit K. Das, Jyoti Chatterjee, Santanu Das, Stephen Owen, Garret Vreeland, Dr. Laxmi Mall Singhvi, and Stanley Corbett as directors, all of whom were then serving as directors.

         (c)(i) PROPOSAL ONE: Election of six directors by the holders of issued and outstanding shares of our common stock:

                                               For          Abstain      Against
                                               ---          -------      -------

                     Amrit K. Das           14,970,836         0          46,740
                     Jyoti Chatterjee       14,970,826         0          49,750
                     Santanu Das            14,970,836         0          46,740
                     Stephen Owen           15,010,836         0           6,740
                     Garret W. Vreeland     15,010,836         0           6,740
                     Dr. Laxmi Mall Singhvi 15,017,576         0          46,740
                     Stanley Corbett        15,010,836         0           6,740

         (c)(ii) PROPOSAL TWO: Ratification of the appointment of KPMG LLP as our independent accountants for the fiscal year beginning April 1, 2002:

                                    For:                      15,006,776
                                    Against:                      10,800
                                    Abstain:                           -
                                    Broker Non-Voting                  -

         (d)      Not applicable.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit
                  Number             Description
                  ------             -----------

                  10.1 netGuru, Inc. Securities Purchase Agreement dated December 13, 2002 by and between netGuru, Inc. and Laurus Master Fund, Ltd. (1)

                  10.2 6% Convertible Note dated December 13, 2002 in the principal amount of $2,000,000 made by netGuru, Inc. in favor of Laurus Master Fund, Ltd. (1)

                  10.3 Common Stock Purchase Warrant dated December 13, 2002 issued by netGuru, Inc. in favor of Laurus Master Fund, Ltd. (1)

                  10.4 Security Agreement dated December 13, 2002 by and between netGuru, Inc. and Laurus Master Fund, Ltd.
                           (1)

                  10.5 Security Agreement dated December 13, 2002 by and between U.S. subsidiaries of netGuru, Inc. and Laurus Master Fund, Ltd. (1)

                  10.6 Guarantee Agreement dated December 13, 2002 by and between U.S. subsidiaries of netGuru, Inc. and Laurus Master Fund, Ltd. (1)

                  99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

_______________

(1) Filed with the Securities and Exchange Commission on December 20, 2002 as an exhibit to our current report on Form 8-K for December 5, 2002 and incorporated herein by reference.

         (b)      Reports on Form 8-K

                           On December 20, 2002, we filed a current report on Form 8-K for December 5, 2002, announcing the issuance of a 6% convertible note and a warrant to purchase 200,000 shares of our common stock to Laurus Master Fund, Ltd. ("Laurus"), in return for $2,000,000 in secured financing. The Form 8-K included Item 5-Other Events and Regulation FD Disclosure and Item 7-Financial Statements and Exhibits. The exhibits attached were: a Securities Purchase Agreement dated December 13, 2002, a 6% Convertible Note dated December 13, 2002, a Common stock Purchase Warrant dated December 13, 2002, two Security Agreements dated December 13, 2002 giving Laurus a security interest in all of the assets of netGuru and its domestic subsidiaries, a Guarantee Agreement dated December 13, 2002, guaranteeing payment of all obligations strictly in accordance with the terms of the note, and a press release dated December 20, 2002 relating to the transaction.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 19, 2003

                                   NETGURU, INC.

                                   By: /S/ BRUCE K. NELSON
                                       -----------------------------------------
                                       Bruce K. Nelson
                                       Chief Financial Officer (duly authorized
                                       officer and principal financial and
                                       accounting officer)

                                 CERTIFICATIONS

         I, Amrit K. Das, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of netGuru, Inc. ("quarterly report");

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

Date: February 19, 2003                    /s/ AMRIT K. DAS
                                           -------------------------------------
                                           Amrit K. Das, Chief Executive Officer
                                           (principal executive officer)

         I, Bruce Nelson, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of netGuru, Inc. ("quarterly report");

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

Date: February 19, 2003                    /s/ BRUCE K. NELSON
                                           -------------------------------------
                                           Bruce Nelson, Chief Financial Officer
                                           (principal financial officer)

                 EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB

Exhibit
Number            Description
------            -----------

99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002