Form 10KSB/A
period 2002-03-31
NETGURU INC
filed 2003-05-06
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 3 TO
                                   FORM 10-KSB
 (Mark One)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 2, 2003 was $14,621,990.

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 17,325,150 on May 2, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE

Item 1.   Description of Business..........................................  3

                                     PART II

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 13

Item 7.   Financial Statements............................................. 35

                                    PART III

Item 10.  Executive Compensation............................................36

Item 13.  Exhibits and Reports on Form 8-K................................. 39

          Signatures....................................................... 42

          Certification.................................................... 43

          Index to Consolidated Financial Statements....................... F-1

          Index to Exhibits Filed With This Amendment No.3 to Form 10-KSB.. 44

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

PRODUCTS AND SERVICES

     ENGINEERING SOFTWARE SOLUTIONS

         Over the past 21 years, we have continuously improved our core competency and established a strong brand for our engineering software within the architectural/engineering/construction, or A/E/C, markets worldwide. Our engineering software primarily is used for the specific calculations required for the design of civil and structural engineering projects. We have established our leadership position in the engineering software industry by being the first-to-market for personal computer-, or PC-, based engineering software and by being the first mover to penetrate foreign markets. Currently, 46 of the 50 largest engineering design firms in the world use our engineering software. We have 19,000 customers, with over 47,000 installations and approximately 160,000 users in 85 countries.

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

         We generate revenues from software licensing fees and annual support fees established at the time of the initial contract. Suggested list prices for most of our software products range from approximately $995 to $7,000.

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

     INTERNET CONTENT, E-COMMERCE AND COLLABORATIVE SOFTWARE SOLUTIONS

          Our Internet content and e-commerce solutions comprise long-distance communication services that include call termination services and prepaid phone cards and travel services targeted toward certain niche markets. Our collaborative software solutions consist of our e-review and related products and ASP solutions.

         Long-Distance Communication Services
         ------------------------------------

         We offer to communication service providers global long-distance call termination services through our gateway in the U.S. by traditional delivery methods such as international leased lines and satellite access. Our long-distance call termination services involve a number of steps. We collect voice traffic from long-distance service providers. We convert analog traffic to digital traffic where necessary using software licensed from a third-party and carry the traffic on our communications infrastructure. We then drop off the traffic at a point where another service provider picks up this traffic and carries it to its destination or to another service provider. We receive our revenues from the long-distance service provider from whom we received the traffic, and we pay the service provider to whom we drop off the traffic. As is typical of other small long-distance call termination service providers, we do not have long-term commitments with third parties to purchase or sell these communication services.

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

CUSTOMERS

     ENGINEERING SOFTWARE SOLUTIONS

     We currently license our software products to more than 19,000 companies accounting for over 47,000 software installations. Based on our customer surveys, we estimate that there are approximately 160,000 users at these installations worldwide. Our customers include:

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

     ENGINEERING SOFTWARE PRODUCTS AND SERVICES

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

Our competitors in this segment, include Computers and Structures, Inc., RISA Technologies, RAM International, GT Strudl, and MSC Software, to name a few. Over the past twelve years, industry research has placed us among the top providers of general-purpose structural engineering analysis and design software. We believe we are among the leaders in this marketplace due to our technical innovations such as the use of open architecture (enabling an engineer to seamlessly integrate our software with other applications such as AutoCAD, MicroStation and Excel) and graphical user interface in our structural engineering software. We are among the top revenue generators in this marketplace. We are also a leader in terms of worldwide market penetration since we believe we were the first to incorporate international design codes into our software.

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

     INTERNET CONTENT, E-COMMERCE AND COLLABORATIVE SOFTWARE SOLUTIONS

        In our current long-distance calling card telephony business, as well as in our call termination services, we face competition primarily from international long distance telecommunications carriers and other wholesale carriers, such as Startec Global Communication and Fusion Technologies. Our travel services face competition from travel sites of major airlines as well as from full-service travel sites such as travelocity.com, orbitz.com and expedia.com, and from independent travel agents and agencies.

         We are among the smallest providers of telephony and travel services and our geographic focus is limited to India and the Asian market for such services, because we believe we understand the needs of this target market. This focus enables us to limit our advertising costs by targeting our advertisements toward specialized ethnic-oriented media, which in turn enables us to offer services that are attractive to this cost conscious market. Our ASP services face competition from Informative Graphics Corporation, Cimmetry Systems, Inc. and CoCreate Software. Based on revenue, we are one of the smallest providers of ASP services. Although the ASP services model applies to a wide spectrum of industries, our initial target for our ASP services is the structural engineering and complementary industries market. We use our proprietary, document-centered collaborative software as a tool to enhance our ASP services, allowing us to offer a flexible and cost-effective solution because our services are capable of supporting over 150 widely used document formats.

         The collaborative software and services business is highly competitive and changes rapidly. We believe we are among the top providers of collaborative software and services in that we have bridged the gap between two-dimensional and three-dimensional desktop viewing applications and generic Web-based conferencing technologies. We compete based on our technical expertise and the versatility of our eReview collaborative software, which software enables a host and other participants to engage in real-time Web-based conferencing and document sharing anywhere and anytime in over 150 widely used document formats. Our collaborative software and services face competition from WebEx, eRoom, Cimmetry, Informative Graphics and PlaceWare.

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

          We distribute our engineering software products under "shrink-wrap" software license agreements, which grant end-users licenses to (rather than ownership of) our products and which contain various provisions intended to protect our ownership and confidentiality of the underlying technology. Shrink-wrap licenses, which are not signed by the end-user, may be unenforceable in certain jurisdictions. In addition to shrink-wrap licenses, our software is distributed with a third party "hardware lock" which is a security device that is attached to the central processing unit to prevent unauthorized access to licensed software.

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

     REGULATION OF COMMUNICATIONS SERVICES

         UNITED STATES. The Communications Act of 1934 and Federal Communications Commission, or FCC, regulations govern the international long distance telecommunication services that we provide over circuit-switched networks. The FCC distinguishes providers of long distance services as either "dominant" or "non-dominant." We are classified by the FCC as a non-dominant carrier and are regulated as such. The FCC generally does not exercise direct oversight over non-dominant carriers, although it has the statutory power to do so. While the FCC does not regulate the specific rates that we charge for our international long-distance services, non-dominant carriers are required to offer such services under rates, terms, and conditions that are just, reasonable and not unreasonably discriminatory. The FCC has jurisdiction to act upon complaints filed by third parties, or brought on the FCC's own motion, against any common carrier, including non-dominant carriers, for failure to comply with statutory obligations.

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

                                    PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

         o our ability to achieve and maintain profitability and obtain additional working capital, if required;
         o    our ability to successfully implement our future business plans;
         o our ability to attract strategic partners, alliances and advertisers;
         o    our ability to hire and retain qualified personnel;
         o    the risks of uncertainty of trademark protection;
         o risks associated with existing and future governmental regulation to which we are subject; and
         o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

         We have provided computer-aided engineering software solutions to our customers for over 21 years. For the past 19 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the U.S., which further expanded our IT resources and capabilities. Our Internet portal services were started in 1999 and were refocused in fiscal 2001 toward telecommunication and travel services. A more expansive discussion of our business and services is contained in the "Business" section of this report.

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
                                                              =====================      ===================

         NET REVENUES. Net revenues decreased by $7,018,000 (22.4%) to $24,284,000 in fiscal 2002 from $31,302,000 in fiscal 2001. Our total net revenues for the current year primarily consisted of revenues from (1) IT services, (2) engineering software products, maintenance and services (including digital media products and animation services), and (3) Internet content, e-commerce, and collaborative software solutions.

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

         Software sales, maintenance and services net revenues increased as a percentage of total net revenues to 38.4% in fiscal 2002 from 32.2% in fiscal 2001 largely due to greater declines in other segments. In dollar terms, software sales, maintenance and services net revenues were $9,313,000 in fiscal 2002 compared to $10,066,000 in fiscal 2001, a decrease of 7.5%. The decrease is primarily the result of:

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

         o decline in STAAD 3 user upgrade revenues of approximately $550,000. STAAD 3 is an older product and in order for our customers to upgrade to STAAD.Pro, the newer product, we charged them an upgrade fee. In fiscal 2002, the number of STAAD 3 users had significantly decreased as customers upgraded to STAAD.Pro, which in turn decreased our STAAD 3 upgrade revenues. This decrease was offset by an increase of approximately
              $318,000 in revenues from new licenses of STAAD.Pro.

         Internet content and e-commerce and collaborative software solutions net revenues increased as a percentage of total revenues to 21.0% in fiscal 2002 from 10.3% in fiscal 2001. In dollar terms, net revenues from this segment were $5,102,000 in fiscal 2002 compared to $3,217,000 in fiscal 2001, an increase 58.6% over the prior year. This increase is primarily the result of:

         o increase in phone cards and call termination services revenues of approximately $1,073,000 due to a full year's revenues reflected in fiscal 2002 compared to seven months' revenues in the prior year; and

         o increase in travel services revenues of approximately $667,000 due to a full year's revenues in fiscal 2002 as a ticket consolidator for a certain airlines compared to six months' revenues in the prior year as a ticket consolidator.

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

         With regard to our ISP initiatives in India, we redirected our primary focus toward communication and connectivity services targeted at the corporate market. Our original focus related to ISP services was that we planned to offer ISP services to both consumers and businesses in India. With the proposed acquisition of a 30% ownership interest in Vital Communications, Ltd., an IT communications technology company, we had planned to start providing ISP services for the 10,000 customers of Vital Communications as a first step toward becoming an ISP in India.

         The total amount charged for the refocus of ISP operations in fiscal 2001 was $1,998,000. This total charge consisted of $171,000 in contractual obligations and $1,827,000 in asset write-offs related to ISP operations in India. These charges did not include any employee costs. However, they included the write-off of $537,000 paid toward our proposed acquisition of a 30% ownership interest in Vital Communications, the write-off of $346,000 related to capitalized connectivity charges for the ISP business, and the write-off of $944,000 of ISP infrastructure equipment. The ISP infrastructure equipment related to the Voice Over Internet Protocol (VOIP) technology. The equipment was determined to have no resale value because VOIP technology was not permitted in India and because it was not cost-effective to sell the equipment in countries where VOIP was permitted since the technology had changed. The restructuring related to the ISP operations resulted in elimination of depreciation and amortization expenses that would have resulted from the ISP related assets.

         In the Internet portal business, we redirected our primary focus toward the telephony and travel services offered through the portal. The restructuring of ISP and portal operations mainly consisted of the write-off of non-performing assets and therefore did not affect ongoing operations. The refocus of ISP initiatives and portal operations enabled us to focus on those areas of the Internet based operations that we believed we could be successful. The restructuring related to the ISP initiatives and portal operations resulted in elimination of depreciation and amortization expenses that would have resulted if these assets were not written off. The amount of future depreciation and amortization expense that would have resulted from these assets if they were not written off is approximately $399,000 per year.

         In March 2001, we closed our Boston technical support office. The technical support function in the Boston area was a redundant operation while it was ongoing, since we had a comparable technical support capability at our California facility. Technical support activities previously offered from that office have been consolidated into the California facility. By consolidating the technical support functions, beginning in April 2001, we reduced employee costs by approximately $221,000 per year and reduced facility costs by approximately $51,000 per year.

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

         Of the total restructuring charge of $2,400,000, cash payments totaling $2,100,000 were expended in fiscal 2001 and $177,000 in fiscal 2002. In March 2002, we increased our restructure liability by $25,000 due to additional expenses related to the restructuring plans announced in March 2001. The remaining personnel costs and contractual obligations related to the restructuring amounted to $157,000 at March 31, 2002.

         As of the date of filing of this report, the remaining personnel costs had been satisfied. The remaining contractual obligations will be satisfied at the termination of the Boston facility lease in September 2003.

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

Revenue Recognition
-------------------

         We recognize revenue when the following criteria are met:
         1. Persuasive evidence of an arrangement exists, such as agreements, purchase orders or written or online requests;
         2.   Delivery has been completed and no significant obligations remain;
         3.   Our price to the buyer is fixed and determinable; and
         4.   Collectibility is probable.

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

         Revenue from software sales is recognized upon shipment, provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is probable. Our software sales do not provide a specific right of return. At the time of sale, we typically provide free 120-day initial maintenance and support to the customer. Costs relating to this initial 120-day support period, which consist primarily of telephone support, are not considered material. After the initial support period, customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months. Revenues from digital media and animation services are recognized upon achievement of certain pre-determined milestones.

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

         We recognize revenues from products and services sold via Internet portals, including telecommunication and travel services, net of purchase costs when the products and services are delivered and collectibility is probable. Revenues from certain phone card transactions are deferred and recognized on the basis of usage. Certain travel services, based on their nature, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, "RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT." Accounting for Software Development Cost and Purchased Technology
-----------------------------------------------------------------

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         During July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "BUSINESS COMBINATIONS." This statement requires that all business combinations be accounted for using the purchase method of accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

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

         We incurred net losses of $8,944,000 and $3,172,000 for the fiscal year ended March 31, 2002 and the nine months ended December 31, 2002, respectively. We used cash in operations totaling $3,225,000 and $2,284,000 for the fiscal year ended March 31, 2002 and the nine months ended December 31, 2002, respectively. During the past year we have significantly reduced our operating expenses. However, in order to achieve profitability, we must increase our revenues while continuing to control our expenses. We are continuing to implement cost containment measures in an effort to reduce our cash consumption from operations both domestically and abroad, and we are working to increase sales of our software products. The results of these combined efforts have reduced our cash used in operations to approximately $150,000 per month.

         We intend to continue these combined efforts with the goal of generating positive cash flow from operations in the quarter ending
June 30, 2003. To accomplish this goal, we are tailoring our cost containment measures to ensure that each of our operating units or costs centers will generate positive cash flow. If adequate funds from operating activities are not available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain portions of our technologies or potential products or other assets. Furthermore, because some of the areas of expense cutting, such as sales and marketing and research and development, involve activities that we ordinarily undertake with the expectation that they will contribute to future revenues, obtaining and maintaining profitability may be difficult, even with reduced expenses. Even if near-term profitability can be achieved through cost-cutting, it will not be sustainable if the effect of cost-cutting is to impede future revenue growth.

     IF WE ARE UNABLE TO RAISE CAPITAL IN THE FUTURE, WE MAY BE UNABLE TO FUND OPERATING CASH SHORTFALLS.

         Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of our research and development efforts, and the status of competitive products and services. As of March 31, 2002 and December 31, 2002, we had working capital of $3,766,000 and $2,271,000, respectively, and an accumulated deficit of $16,805,000 and $19,977,000, respectively. As of those dates, we had $3,466,000 and $2,656,000, respectively, in cash and cash equivalents and $3,325,000 and $3,321,000, respectively, of accounts receivable, net of allowance for doubtful accounts.

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

     WE ANTICIPATE THAT OUR ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" WILL INCREASE OUR LOSSES FOR THE FISCAL YEAR ENDED MARCH 31, 2003 BY AN ESTIMATED $5.4 MILLION DUE TO AN IMPAIRMENT WRITE DOWN FOR OUR IT SERVICES DIVISION AND COULD ALSO CAUSE US TO INCUR LARGE LOSSES IN FUTURE ACCOUNTING PERIODS IF WE DETERMINE THAT THERE HAS BEEN A SIGNIFICANT IMPAIRMENT OF GOODWILL.

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

         We assessed the fair value of our three reporting units by considering their projected cash flows, using risk-adjusted discount rates, and by the market approach in evaluating the market valuation of the units as compared to competing companies. Given consideration of relevant factors, we concluded that, as of April 1, 2002, an impairment write-down for our IT services division was required. We currently estimate the impairment write-down for our IT services division to be approximately $5.4 million. The actual amount of the impairment and, therefore, the write-down for our IT services division, will be reported with our results for the year ended March 31, 2003.

         We are required to perform additional reviews for impairment annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. We cannot predict whether or when there will be additional impairment charges, or the amount of any such charges. If the charges are significant, the market price of our common stock may decline.

     THE VOTING POWER OF YOUR INVESTMENT AND OUR EARNINGS PER SHARE WOULD BE SUBSTANTIALLY DILUTED IF ALL OR A SIGNIFICANT PORTION OF THE DECEMBER 2002 NOTE WERE CONVERTED INTO SHARES OF OUR COMMON STOCK AT THE INITIAL CONVERSION PRICE.

         The 6% convertible note in the original principal amount of $2,000,000, or the December 2002 note, that we issued to Laurus Master Fund, Ltd., or Laurus, on December 13, 2002, initially was convertible by Laurus into up to 1,250,000 shares of our common stock at an initial fixed conversion price of $1.60 per share. This number of shares represented approximately 7.2% of the 17,325,150 shares of our common stock that were outstanding on May 2, 2003.
As a result, if the entire principal balance of the December 2002 note were converted at the initial conversion price, substantial dilution of the voting power of your investment and of our earnings per share would occur.

     THE MARKET PRICE OF OUR COMMON STOCK AND THE VALUE OF YOUR INVESTMENT COULD SUBSTANTIALLY DECLINE IF ALL OR A SIGNIFICANT PORTION OF THE DECEMBER 2002 NOTE WERE CONVERTED INTO SHARES OF OUR COMMON STOCK AND RESOLD INTO THE MARKET, OR IF A PERCEPTION EXISTS THAT A SUBSTANTIAL NUMBER OF SHARES WILL BE ISSUED UPON CONVERSION OF THE NOTE AND THEN RESOLD INTO THE MARKET.

         If the conversion prices at which the December 2002 note is converted are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. In addition, sales of a substantial number of shares of common stock issued upon conversion of the note, or even the perception that such sales could occur, could adversely affect the market price of our common stock, which would mean that the note would be convertible into an increased number of shares of our common stock in cases where, as described elsewhere in these risk factors, the conversion price is based upon a discount from the closing price of our common stock. You could, therefore, experience a substantial decline in the value of your investment as a result of both the actual and potential conversion of the December 2002 note.

     THE VOTING POWER AND VALUE OF YOUR INVESTMENT COULD DECLINE IF THE DECEMBER 2002 NOTE IS CONVERTED AT A REDUCED PRICE DUE TO OUR ISSUANCE OF LOWER-PRICED SHARES.

         The $1.60 initial fixed conversion price of the December 2002 note will be subject to downward weighted-average anti-dilution adjustments in most cases where we issue securities at a purchase, exercise or conversion price that is less than the then-applicable fixed conversion price of the note. For example, if the fixed conversion price were $1.60 per share and we were to issue 1,000,000 shares of common stock at a price of $1.00 per share in a transaction that is not excluded from the anti-dilution provisions, then the fixed conversion price would be reduced to $1.57 per share, and an additional approximate 23,885 shares of common stock would become issuable upon conversion of the principal amount of the note. Consequently, the voting power and value of your investment would decline if conversions occurred at the new fixed conversion price.

     THE MARKET PRICE OF OUR COMMON STOCK COULD SUBSTANTIALLY DECLINE AND THE VOTING POWER AND VALUE OF YOUR INVESTMENT COULD BE SUBJECT TO UNLIMITED ADDITIONAL DILUTION IF THE DECEMBER 2002 NOTE WERE CONVERTED ON ONE OR MORE OCCASIONS AT AN ALTERNATE CONVERSION PRICE THAT APPLIES IF WE ARE IN DEFAULT OR IF WE ISSUE A CALL NOTICE UNDER THAT NOTE, PARTICULARLY IF LAURUS SEQUENTIALLY CONVERTS PORTIONS OF THE NOTE INTO SHARES OF OUR COMMON STOCK AT ALTERNATE CONVERSION PRICES AND RESELLS THOSE SHARES INTO THE MARKET.

         If we are in default or we issue call notices under the December 2002 note, then an alternate conversion price based on a discount from the market price of our common stock may apply, and the note could become convertible into an unlimited number of additional shares of our common stock, particularly if Laurus sequentially converts portions of the note into shares of our common stock at alternate conversion prices and resells those shares into the market. If Laurus sequentially converts portions of the December 2002 note into shares of our common stock at alternate conversion prices and resells those shares into the market, then the market price of our common stock could decline due to the additional shares available in the market, particularly in light of the relatively thin trading volume of our common stock. This decline would reduce the alternate conversion price, which in turn would permit Laurus to convert additional portions of the December 2002 note into a greater number of shares of our common stock at the reduced alternate conversion price while a default is continuing under the note. Consequently, if a default occurs and is continuing, and if Laurus repeatedly converts portions of the note at alternate conversion prices and then resells those underlying shares into the market, a continuous downward spiral of the market price of our common stock could occur that would benefit Laurus at the expense of other existing or potential holders of our common stock, creating a conflict of interest between Laurus and investors who purchase the shares of common stock resold by Laurus following conversion of the note.
                                       26

         For example, if a conversion of the note occurs while we are in default under the note or the related purchase agreement, then the conversion price of the note will be equal to the lesser of the fixed conversion price or 70% of the average of the three lowest closing prices of our common stock during the preceding 30 trading days. So, if we were in default under the note and Laurus then elected to convert $100,000 of the principal amount of the note at a time when the fixed conversion price was $1.60 per share and the average of the three lowest closing prices of our common stock during the thirty preceding trading days also was $1.60, then the applicable conversion price would be $1.12 rather than $1.60, and the number of shares issuable upon the conversion would be 89,286 based upon the alternate conversion price rather than 62,500 based upon the fixed conversion price. The resale of those shares into the market would very likely depress the market price of our common stock because our stock is thinly traded and because Laurus could resell those shares at a discount to the market price and still realize a profit.

         For example, Laurus could resell the 89,286 shares at a price of $1.30, which is $0.18 above the hypothetical $1.12 alternate conversion price but $0.30 below the $1.60 hypothetical market price. If such a sale were to cause the average of the three lowest closing prices of our common stock to decline from $1.60 to $1.30 during the thirty trading days preceding Laurus' next conversion at an alternate conversion price, then Laurus could convert all or any remaining portion of the note at a conversion price equal to 70% of $1.30, or $0.91, and then resell those shares at a discount from this new, lower market price while still making a profit on the resale, such as selling for $1.00 and still realizing a $0.09 profit while causing the market price to go to $1.00. Consequently, the market price of our common stock could substantially decline and the voting power and value of your investment could be subject to unlimited additional dilution if Laurus repeatedly converts portions of the note at alternate conversion prices and then resells those underlying shares into the market.

     CONTRACTUAL LIMITATIONS THAT RESTRICT LAURUS' ABILITY TO CONVERT THE DECEMBER 2002 NOTE MAY NOT NECESSARILY PREVENT SUBSTANTIAL DILUTION OF THE VOTING POWER AND VALUE OF YOUR INVESTMENT.

         The contractual limitations that restrict Laurus' ability to convert the December 2002 note into shares of our common stock are limited in their application and effect and may not prevent substantial dilution of your investment. Laurus may not on any given date convert the note if, and to the extent, that the conversion would result in the issuance of a number of shares of common stock with a dollar value that exceeds 25% of the aggregate dollar trading volume of our common stock during the preceding 30 trading days. However, Laurus may make a series of smaller conversions that do not exceed this limitation but that result in a decline in the market price of our common stock and a decline in the voting power and value of your investment, particularly if Laurus sequentially converts portions of the note into shares of our common stock at alternate conversion prices and resells those shares into the market, as described elsewhere in these risk factors.

         In addition, Laurus is subject to a contractual 4.99% beneficial ownership limitation that prohibits Laurus from converting the note if and to the extent that the conversion would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of our outstanding common stock. However, this 4.99% limitation automatically becomes void upon an event of default under the note and can be waived by Laurus upon 75 days' advance notice to us. In addition, this 4.99% limitation does not prevent Laurus from converting the note into shares of common stock and then reselling those shares in stages over time where Laurus and its affiliates to do not, at any given time, beneficially own shares in excess of the 4.99% limitation. Further, a contractual limitation that prohibits Laurus from converting the note if, and to the extent, the conversion would result in Laurus and its affiliates beneficially owning more than 3,463,625 shares of our common stock, will be removed if and when we obtain stockholder approval at Laurus' request or if an exemption from applicable Nasdaq corporate governance rules becomes available. Consequently, these limitations will not necessarily prevent substantial dilution of the voting power and value of your investment.

     CONVERSIONS OF THE DECEMBER 2002 NOTE AT DRAMATICALLY REDUCED CONVERSION PRICES COULD RESULT IN A CHANGE OF CONTROL OF OUR COMPANY.

         A change of control of our company could occur if, as discussed elsewhere in these risk factors, conversions of the December 2002 note occur at dramatically reduced conversion prices, such as if Laurus sequentially converts portions of the note at alternate conversion prices into shares of our common stock and resells those shares into the market. If a change of control occurs, then the stockholders who historically have controlled our company would no longer have the ability to exert significant control over matters that could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving our company. Instead, one or more other stockholders could gain the ability to exert this type of control and may also, through control of the board of directors and voting power, be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets.

     IF CONVERSIONS OF THE DECEMBER 2002 NOTE AT DRAMATICALLY REDUCED CONVERSION PRICES RESULT IN A CHANGE OF CONTROL OF OUR COMPANY OR THE FAILURE
     OF OUR COMMON STOCK TO MEET NASDAQ MINIMUM BID PRICE REQUIREMENTS, THEN WE COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH COULD REDUCE THE LIQUIDITY OF OUR COMMON STOCK AND INHIBIT OR PRECLUDE OUR ABILITY TO RAISE ANY NEEDED WORKING CAPITAL FROM EQUITY INVESTORS.

         A change of control of our company or a substantial decline in the market value of our common stock could occur if, as discussed elsewhere in these risk factors, conversions of the December 2002 note occur at dramatically reduced conversion prices, such as if Laurus sequentially converts portions of the note into shares of our common stock and resells those shares into the market. Nasdaq's qualification standards require, among other things, that issuers apply for initial inclusion on Nasdaq following a change of control. Nasdaq looks at many factors in determining whether a change of control has occurred, including without limitation, changes in the management, board of directors, voting power and ownership of a company. If Nasdaq determines that a change of control has occurred due to conversions of the December 2002 note or otherwise, we would need to file a new listing application if we want to maintain our Nasdaq listing. We do not know whether, at the time, if any, that we would file a new listing application with Nasdaq, we would meet the initial listing standards of either The Nasdaq National Market or The Nasdaq Small Cap Market.

         In addition, Nasdaq's quantitative listing standards require, among other things, that listed companies maintain a minimum bid price of $1.00. If our bid price falls and remains below $1.00 for at least 30 consecutive trading days, whether due to sequential conversions of the note and resales of the underlying shares or otherwise, we may be delisted if we do not regain compliance with the bid price requirement within any applicable grace period.

         If we are delisted from The Nasdaq National Market, our stock price could decline and the ability of our stockholders and of any potential or future investors to achieve liquidity from our common stock could be severely limited. This could inhibit, if not preclude, our ability to raise any needed additional working capital through equity offerings on acceptable terms.

     IF WE ARE UNSUCCESSFUL IN ACHIEVING AND MAINTAINING COMPLIANCE WITH OUR REGISTRATION OBLIGATIONS WITH REGARD TO THE DECEMBER 2002 NOTE
     AND RELATED WARRANT, WE WILL INCUR SUBSTANTIAL MONETARY PENALTIES.

         The agreements we entered into in connection with our issuance of the December 2002 note require us to, among other things, register for resale the shares of common stock issued or issuable under the note and the accompanying warrant and maintain the effectiveness of the registration statement for an extended period of time. We currently are not in compliance with our registration obligations and are subject to liquidated damage assessments of 1% of the principal amount of the note for the first 45 days of non-compliance and 2% of the principal amount of the note for each month of non-compliance thereafter, subject to pro ration for partial months. If we are unable to obtain and maintain effectiveness of the required registration statement, then we may be required to pay additional liquidated damages, which would adversely affect our business, operating results, financial condition, and ability to service our other indebtedness by negatively impacting our cash flows.

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

     OUR EXPANSION INTO NEW LINES OF BUSINESS MAY DIVERT MANAGEMENT'S ATTENTION FROM OUR EXISTING OPERATIONS AND PROVE TO BE TOO COSTLY.

         We have been in the engineering software business for over 21 years, and our two IT consulting businesses have a combined 14 years of operating experience. We have only recently entered the Internet content and commerce services, Internet-based IT business-to-business services, and telephony services markets. In the future, we may expand into the integrated Indian-focused communications markets. Our expansion into these new and proposed lines of business may be difficult for us to manage because they involve different disciplines and require different expertise than our core businesses. Consequently, this expansion may detract management's time and attention away from our core businesses, and we may need to incur significant expenses in order to develop the expertise and reputation we desire, which could prevent us from generating revenues from these lines of business in amounts sufficient to justify the expenses we incur in operating them.

     OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR CURRENT MANAGEMENT TEAM.

         Our founder, Chairman and Chief Executive Officer, Amrit K. Das, and our President and Chief Operating Officer, Jyoti Chatterjee, have each been with us for more than 21 years. Their experience, expertise, industry knowledge and historical company knowledge would be extremely difficult to replace if we were to lose the services of either of them. The precise impact of the loss of services of either of them is extremely difficult to predict, but would likely result in, at a minimum, significant costs to recruit, hire and retain a successor and impaired operating results while the successor was being recruited and transitioning into the position. We do not currently maintain life insurance on the lives of either of these officers.

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

         Sales of our products and services to customers located outside the U.S. accounted for approximately 24.8% and 19.1% of our net revenue for the fiscal years ended March 31, 2002 and March 31, 2001, respectively, and 33.3% of our net revenue for the nine months ended December 31, 2002. Our intellectual property rights are an important aspect of our international business. We rely primarily on a combination of contract, copyright, trademark and trade secret laws, domain registration, license and confidentiality agreements and software security measures to protect our proprietary technology. However, we believe that existing laws provide limited protection for our technology and that it may be possible for a third party to misappropriate our technology or to independently develop similar technology.

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

         During the fiscal year ended March 31, 2002 and the nine months ended December 31, 2002, we derived only approximately 5.5% and 5.2%, respectively, of our total net revenues from sales made by our Indian operations, primarily to customers in India. However, nearly one-half of our employees, many of whom are engaged in non-sales activities such as technical support and research and development, were based in India. India has from time to time experienced civil unrest and hostilities with its neighboring countries. Although the Indian government has changed three times since 1996, the government of India has pursued policies of economic liberalization throughout the past decade. These policies have resulted in significantly increased opportunities for publicly and privately held businesses in the information technology services markets in which we operate in India. However, we cannot assure you that the current government will remain in power or that these policies will continue. A significant change in the Indian government's policies could cause our operations in India to become more expensive or more difficult, and in either case cause us to have to re-evaluate the economic viability of operating there. Moreover, if civil unrest or hostilities involving India and any of its neighboring countries should occur, it could have an adverse effect on the communication infrastructure in India, which could, in turn, cause our operations there to cease making economic sense. In that event, we may need to expend significant time and resources in relocating and conducting our Indian operations elsewhere.

     THE WAR IN THE MIDDLE EAST COULD ADVERSELY AFFECT INTERNATIONAL
     TRAVEL WHICH, IN TURN, COULD NEGATIVELY IMPACT REVENUES FROM OUR TRAVEL BUSINESS AND FOR OUR COMPANY OVERALL.

         The war between Iraq and the coalition forces may adversely impact international travel. Since our travel division derives over 80% of its revenues from international travel, decreases in international travel are likely to reduce revenues from our travel business and for our company overall. If the war or subsequent factors affect international travel patterns for more than a short period, our revenues and results of operations cold be negatively impacted.

     REVENUES FOR OUR TRAVEL SERVICES DIVISION AND FOR OUR COMPANY OVERALL COULD BE NEGATIVELY AFFECTED IF INTERNATIONAL TRAVEL DECLINES DUE TO THE OUTBREAK OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS.

         Our travel business, which focuses on travel to India and neighboring countries could be adversely affected if the cause or mode of transmission of SARS is not determined soon. The uncertainty regarding SARS may cause travelers to become reluctant to travel by air, which could reduce the demand for our travel services. This, in turn, could negatively impact revenues from our travel division and for our company overall.

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

         Our provision of telecommunication services is subject to government regulation in the U.S. Federal law regulates international and interstate telecommunications, while states have jurisdiction over telecommunications that originate and terminate within the same state. Changes in existing policies or regulations by Congress, by the Federal Communications Commission, or the FCC, or any state could cause operating in this field to become more expensive or could cause expansion to become more difficult, such as by limiting the ability to obtain necessary licenses. We cannot assure you that the regulatory authorities in one or more states or the FCC will not take action causing this business to become unviable for us.

     OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

         The market prices of securities of technology-based companies like ours, particularly Internet-related companies, currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during the 52-week period ended May 2, 2003, the high and low sale prices of a share of our common stock were $3.95 and $0.68, respectively. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control. These factors include, among others, deviations in our results of operations from the estimates of securities analysts, changes in securities analysts' estimates of our financial performance, changes in market valuations of similar companies and stock market price and volume fluctuations generally. Additionally, until the full effects of our cost-cutting efforts that began over a year ago become clear, including whether those cuts have a long-term negative impact on revenues, it is likely that our quarter-to-quarter performance will be unpredictable and our stock price particularly volatile.

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

         As of May 2, 2003, our executive officers and directors and their family members together beneficially owned approximately 45.1% of the issued and outstanding shares of our common stock. As a result, these persons have the ability to exert significant control over matters that could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving our company. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

ITEM 7.  FINANCIAL STATEMENTS.

         Our consolidated financial statements are included in this Form 10-KSB beginning on page F-1 following the signature page.

                                    PART III

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

                           SUMMARY COMPENSATION TABLE

                                                                       Long-Term
                                                                      Compensation
                                           Annual Compensation           Awards
                                        --------------------------    ------------
                                                                      Securities
                                                     Other Annual     Underlying        All Other
         Name and                       Salary       Compensation       Options       Compensation
    Principal Position       Year         ($)           (1)($)            (#)             ($)
    ------------------       ----         ---           ------            ---             ---
Amrit K. Das                 2002       335,100         73,219            ---          6,972(2)
  Chief Executive Officer    2001       334,500         73,183          30,000        15,568(2)
                             2000       333,600           ---             ---         16,855(2)

Jyoti Chatterjee             2002       221,568         37,797            ---           ---
  President and Chief        2001       221,100         36,573          30,000          ---
  Operating Officer          2000       220,276           ---             ---           ---

Clara Young                  2002       132,405         24,890            ---           ---
  Corp. Vice President,      2001       128,790         16,203           9,000          ---
  Chief Administrative       2000       129,211           ---             ---           ---
  Officer

Stephen Owen                 2002       156,181         17,932(3)         ---            ---
  Corporate Vice President,  2001       137,625         21,164(3)       12,000           ---
  President, European        2000       147,621         23,995(3)         ---            ---
  Operations

Santanu Das                  2002       135,458           ---             ---          5,150(4)
  Corporate Vice President,  2001       132,093           ---           30,000         5,150(4)
  President, Engineering     2000        72,662           ---             ---          6,929(4)
  and Animation Software
  and ASP


________________________________________________________________________________
(1) The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.
(2) Represents premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das.
(3) Represents car allowance and imputed interest for Mr. Owen's non-interest bearing loan in the amount of $5,100 in 2002, $7,820 in 2001, and $9,520 in 2000.
(4) Represents premiums paid by us pursuant to a life insurance policy established for the benefit of Santanu Das.

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

SALARY DEFERRAL ARRANGEMENT

         Stephen Owen, who is one of the Named Executives, elected to defer portions of his salary on a pretax basis to a retirement account of his choice during the fiscal years ended March 31, 2002, 2001 and 2000. The amounts deferred in those periods were $29,641, $30,144 and $36,619, respectively. We did not match his contributions.

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

         10.19 Salary Deferral Arrangement for Executives of Research Engineers (Europe) Ltd.

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

                                           NETGURU, INC.

Dated: May 5, 2003
                                           /s/ Amrit K. Das
                                           -------------------------------------
                                           Amrit K. Das, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                 Title                                Date
---------------------------      --------------------------------------      -------------------

/s/ Amrit K. Das                  Chairman of the Board, Chief
---------------------------       Executive Officer and Director              May 5, 2003
Amrit K. Das                      (principal executive officer)

/s/ Jyoti Chatterjee              President, Chief Operating Officer,         May 5, 2003
---------------------------       Director
Jyoti Chatterjee

/s/ Bruce K. Nelson               Chief Financial Officer (principal          May 5, 2003
---------------------------       financial and accounting officer)
Bruce K. Nelson

/s/ Santanu Das                   Corporate Vice President, President,        May 5, 2003
---------------------------       Engineering, Collaboration and
Santanu Das                       Animation and Director

/s/ Stephen Owen                  Corporate Vice President, President,        May 5, 2003
---------------------------       European Operations and Director
Stephen Owen

                                  Director                                    May 5, 2003
---------------------------
Stanley W. Corbett

                                  Director                                    May 5, 2003
---------------------------
Garret Vreeland

                                  Director                                    May 5, 2003
---------------------------
L.M. Singhvi

                                       42

                                 CERTIFICATIONS

         I, Amrit K. Das, certify that:

         1. I have reviewed this amendment no. 3 to annual report on Form 10-KSB of netGuru, Inc. ("annual report");

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

Date: May 5, 2003
                                          /s/ Amrit K. Das
                                          -------------------------------------
                                           Amrit K. Das, Chief Executive Officer
                                           (principal executive officer)

         I, Bruce Nelson, certify that:

         1. I have reviewed this amendment no. 3 to annual report on Form 10-KSB of netGuru, Inc. ("annual report");

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

Date: May 5, 2003
                                    Bruce K. Nelson
                                    --------------------------------------------
                                    Bruce K. Nelson, Chief Financial Officer
                                    (principal financial and accounting officer)

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

                                                     /s/ KPMG LLP

Orange County, California
May 30, 2002


                             NETGURU, INC. AND SUBSIDIARIES

                               Consolidated Balance Sheet

                                     March 31, 2002

                   (In thousands, except share and per share amounts)


                                         ASSETS

Current assets:
    Cash and cash equivalents                                                 $  3,466
    Accounts receivable (net of allowance for doubtful accounts of $981)         3,325
    Income tax receivable                                                          305
    Notes and related party loans receivable                                       269
    Prepaid expenses and other current assets                                    1,543
                                                                              ---------

           Total current assets                                                  8,908

Property, plant and equipment, net                                               4,169
Goodwill (net of accumulated amortization of $4,438)                             9,105
Other assets                                                                       884
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

                                          F-3

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

                                           F-4

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

                                            F-7

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

       REVENUE RECOGNITION

       The Company recognizes revenue when the following criteria are met: 1. persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists; 2. delivery has been completed and no significant obligations remain; 3. the Company's price to the buyer is fixed and determinable; and 4. collectibility is probable. The Company's revenues arise from the following segments: software sales, maintenance and services (including digital media products and services); information technology ("IT") services; and products and services sold via Internet portals, including ASP services, telecommunication and travel services.

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Revenue from software sales is recognized upon shipment, provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is probable. The Company's software sales do not provide a specific right of return. At the time of sale, the Company typically provides free 120-day initial maintenance and support to the customer. Costs relating to this initial 120-day support period, which include primarily telephone support, are not considered material. After the initial support period, customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months. Revenues from digital media and animation services are recognized upon achievement of certain pre-determined milestones.

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       DEFERRED REVENUES

       The Company defers revenues for its maintenance contracts, for its collaborative software sales and for its phone card revenues that are not considered earned. The Company defers its maintenance revenues when the maintenance contracts are sold, and then recognizes the maintenance revenues over the term of the maintenance contracts. The Company defers its collaborative software sales revenues if it invoices or receives payment prior to the completion of a project, and then recognizes these revenues upon completion of the project when no significant obligations remain. The Company defers revenues from the sales of its own phone cards when the cards are sold, and then recognizes revenues from these phone card sales based on usage. Revenues from any unused portion of phone card minutes are recognized upon expiration of the phone cards.

       RESEARCH AND DEVELOPMENT

       The Company's research and development ("R&D") costs consist mainly of developers' salaries. The major thrust of the Company's R&D efforts has been and continues to be toward developing software products for sale and toward enhancing existing software products. To a lesser extent, the Company's R&D efforts are expended toward enhancing and maintaining its Websites. The Company follows the guidance of EITF 00-2, "ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS" to account for its Website development costs and the guidance of SOP 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE" to account for the costs of internal use software.

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       COMPREHENSIVE INCOME (LOSS)

       The Company applies the provisions of SFAS No. 130, "REPORTING COMPREHENSIVE INCOME," which establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires changes in foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss).

       STOCK-BASED COMPENSATION

       The Company applies the provisions of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." As permitted by SFAS No. 123, the Company continues to follow the guidance of Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Consequently, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date. The Company has issued certain stock options with a grant price below the market value at the grant date. The Company recognizes compensation expense on these grants over the vesting period, generally three to four years. As required by SFAS No. 123, the Company discloses in Note 6 "STOCKHOLDERS' EQUITY" the pro forma effect on operations, as if compensation costs were recorded at the estimated fair value of the stock options granted.

       SEGMENT REPORTING

       The Company applies the provisions of SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. See Note 11 "Segment and Geographic Data" of Notes to Consolidated Financial Statements for description of and disclosures regarding the Company's significant reportable segments.

       RECLASSIFICATIONS

       Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation. Included in amendment no. 2 and amendment no. 3 to the Form 10-KSB is a reclassification of the amortization of software development costs from "depreciation and other amortization" to "cost of revenues."

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

       INTERRA GLOBAL, LIMITED.

       In May 2000, the Company acquired India-based Interra Global, Limited, an Internet service provider that had obtained the license to operate as such in India. The Company had also intended to use this license to offer Voice Over Internet Protocol ("VOIP") services when VOIP was allowed within India. The total purchase price was approximately $348,000 and substantially the entire purchase price was recorded as goodwill, which was being amortized over five years. With the deregulation of the telephony industry in India starting April 2002, the Company revised its business model for offering VOIP services within the India from becoming a direct service provider to a more cost-effective model of partnering with local companies. The Company surrendered the license held by Interra Global and recorded an impairment charge of $651,000 related to the write-off of the assets of this subsidiary in the fourth quarter of fiscal 2002.

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

       With regard to the Company's ISP initiatives in India, the Company redirected its primary focus toward communication and connectivity services targeted at the corporate market. The Company's original focus related to ISP services was that the Company planned to offer ISP services to both consumers and businesses in India. With the proposed acquisition of a 30% ownership interest in Vital Communications, Ltd., an IT communications technology company, the Company had planned to start providing ISP services for the 10,000 customers of Vital Communications as a first step toward becoming an ISP in India.

       The total amount charged for the refocus of ISP operations in fiscal 2001 was $1,998,000. This total charge consisted of $171,000 in contractual obligations and $1,827,000 in asset write-offs related to ISP operations in India. These charges did not include any employee costs. However, they included the write-off of $537,000 paid toward the Company's proposed acquisition of a 30% ownership interest in Vital Communications, the write-off of $346,000 related to capitalized connectivity charges for the ISP business, and the write-off of $944,000 of ISP infrastructure equipment. The ISP infrastructure equipment related to the VOIP technology. The equipment was determined to have no resale value because VOIP technology was not permitted in India and because it was not cost-effective to sell the equipment in countries where VOIP was permitted since the technology had changed.
       The restructuring related to the ISP operations resulted in elimination of depreciation and amortization expenses that would have resulted from the ISP related assets.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       With regard to the Internet portal business, the Company redirected its primary focus toward the telephony and travel services offered through the portal. The initial restructuring charge related to the refocus of the portal business was $194,000, of which $168,000 was related to asset write-offs, and $26,000 was related to contractual obligations. These charges did not include any employee costs. The entire $194,000 was paid in fiscal 2001. During fiscal 2002, an additional $67,000 relating to contractual obligations for the portal operations was paid.

       In March 2001, the Company closed its Boston technical support office as part of consolidating the Company's technical support activities. Technical support activities previously offered from the Boston office were consolidated into the California facility. The closing of this office resulted in the termination of two employees. The restructure charge related to the consolidation of technical support facilities was $166,000, of which $49,000 related to accrued severance payments for the two terminated employees and $117,000 related to contractual lease obligations for the vacated space. In fiscal 2002, the Company made cash payments totaling $58,000 toward settlement of obligations related to this activity. The employee costs related to technical support operations decreased beginning in April 2001 and the Company expects facility costs to decrease beginning in October 2003, after the termination of the lease in September 2003.

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

       In November 2000, the Company entered into a non-interest bearing secured loan agreement and promissory note with Mr. Stephen Owen, an officer and director of the Company, in the amount of $85,000. The loan is secured by Mr. Owen's pledge of the proceeds from the exercise and sale of his vested options. As of March 31, 2002, the entire amount of the loan is outstanding and is included in notes and related party receivable. In April 2002, Mr. Owen repaid $7,030 toward this loan.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)    RETIREMENT PLANS

       The Company and certain of its subsidiaries have adopted qualified cash or deferred 401(k) retirement savings plans. The domestic plan covers substantially all domestic employees who have attained age 21 and have had one year of service. Employees may contribute up to 14% of their compensation. The Company makes matching contributions to the plan of 75% to 100% of the employees' elective contributions for the first 6% of compensation. For the years ended March 31, 2002 and 2001, Company contributions to the retirement plans were $231,000 and $218,000, respectively. The international employees are not covered by any retire-ment plans. However, the Company's subsidiary in the United Kingdom allows executives to defer a portion of their salary on a pretax basis to a retirement account of their choice. The Company does not match these contributions.

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
                                         =============    =============

       The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows for the year ended March 31, (in thousands):

                                                        2002           2001
                                                     ------------   -----------

          Income tax benefit at statutory rate       $    (2,636)   $   (2,101)
          State taxes, net of federal benefits               (36)         (255)
          Foreign income tax rate differential               649           123
          Change in valuation allowance                    2,529         2,564
          Tax portion intangible asset write-off             424            --
          Rate differential on net operating
           loss carry back benefit                           100            --
          Research and development credits                   (25)          (18)
          Nondeductible amortization                          58            83
          Other                                              129            61
                                                     ------------   -----------
                Total                                $     1,192    $      457
                                                     ============   ===========

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences at March 31, 2002 are as follows (in thousands):

          Deferred tax assets:
              Accrued vacation                                  $          127
              Allowance for doubtful accounts                              267
              Amortization of intangibles                                  571
               Net operating loss carryforwards                          3,469
               Foreign tax credit carryforwards                            133
               Research and development credit
                  carryforwards                                            167
               Gain on sale of property                                    367
               Restructuring reserve                                        62
               Other                                                         1

                     Total deferred tax assets                           5,164
                     Less: valuation allowance                          (5,164)

                     Net deferred tax assets                                 -

          Deferred tax liabilities:
              Depreciation                                                (116)
              Cash to accrual adjustment                                   (56)
                                                                ---------------
                     Total deferred tax liabilities             $         (172)
                                                                ===============

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

(11)   SEGMENT AND GEOGRAPHIC DATA

       The Company is an integrated Internet and IT technology and services company operating in three primary business segments: 1) engineering software products, maintenance and services, including digital media products and animation services; 2) IT services; and 3) Internet content and e-commerce focused on telecommunication and travel services, and collaborative software solutions.

       The Company has provided computer-aided engineering software solutions to customers for over 21 years. During the past 19 years, the Company has supported the engineering software business with India-based software programming and IT resources. In addition, based upon the Company's knowledge and understanding of the engineering software market, combined with the Company's Internet technology resources and experience, the Company launched Web4engineers.com, an engineering applications service provider ("ASP") portal hosting the Company's engineering software applications online and providing ASP services to engineering software providers and their licensees worldwide. With the acquisitions of R-Cube Technologies in February 1999 and NetGuru Systems completed in December 1999, the Company further expanded its IT resources and capabilities and its presence in the IT services industry, providing expertise in data-mining and embedded technologies, Internet/Intranet design and development and systems and software integration and implementation to companies in North America. The Company has expanded its IT services business into Europe and intends to further expand its services in India and Southeast Asia.

       With the Company's experience in India and understanding of the global Indian community, it began offering online Internet portal services in 1999. In fiscal 2001, the Company's portal offerings were refocused primarily on telecommunication and travel services Asian expatriates. The Company continues to provide digital media services, including computer animation, and has used this expertise to enhance its Internet portal offerings.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The significant components of worldwide operations by reportable operating segment (in thousands) are:

                                                                    FOR THE YEAR ENDED MARCH 31
                                                                    ---------------------------
                                                                        2002           2001
                                                                      ---------     ---------
                                                                          (IN THOUSANDS)
             NET REVENUE
           Software sales, maintenance and services                   $  9,313      $ 10,066
           IT services                                                   9,869        18,019
           Internet, e-commerce and collaborative
             software solutions                                          5,102         3,217
                                                                      ---------     ---------
                    Consolidated                                      $ 24,284      $ 31,302
                                                                      =========     =========

                     GROSS PROFIT
           Software sales, maintenance and services                   $  8,205      $  7,761
           IT services                                                   2,385         5,796
           Internet, e-commerce and collaborative
             software solutions                                            872         1,003
                                                                      ---------     ---------
                    Consolidated                                      $ 11,462      $ 14,560
                                                                      =========     =========

                     OPERATING (LOSS)/INCOME
           Software sales, maintenance and services                   $ (4,021)     $ (3,773)
           IT services                                                    (749)        1,994
           Internet, e-commerce and collaborative
             software solutions                                         (2,802)       (4,740)
                                                                      ---------     ---------
                    Consolidated                                      $ (7,572)     $ (6,519)
                                                                      =========     =========

                    AMORTIZATION OF GOODWILL

         Software sales, maintenance and services                     $    290      $    489
         IT Services                                                       550           549
         Internet, e-commerce, collaborative
           software solutions                                              450           322
                                                                      ---------     ---------
                  Consolidated                                        $  1,290      $  1,360
                                                                      =========     =========

                    AMORTIZATION EXPENSE CHARGED TO COST OF REVENUES

         Software sales, maintenance and services                     $    118      $    248
         IT Services                                                        --            --
         Internet, e-commerce, collaborative
           software solutions                                               80            36
                                                                      ---------     ---------
                  Consolidated                                        $    198      $    284
                                                                      =========     =========

                    DEPRECIATION & AMORTIZATION EXPENSE CHARGED TO OPERATIONS

         Software sales, maintenance and services                     $  1,164      $    764
         IT Services                                                        60            32
         Internet, e-commerce, collaborative
           software solutions                                               19             2
                                                                      ---------     ---------
                  Consolidated                                        $  1,243      $    798
                                                                      =========     =========

                    RESTRUCTURE CHARGE

         Software sales, maintenance and services                     $     25      $    208
         IT Services                                                        --            --
         Internet, e-commerce, collaborative
           software solutions                                               --         2,192
                                                                      ---------     ---------
                  Consolidated                                        $     25      $  2,400
                                                                      =========     =========

                                             F-26

                                                   FOR THE YEAR ENDED MARCH 31
                                                  -----------------------------
                                                      2002            2001
                                                  -------------   -------------
                                                         (IN THOUSANDS)

                    IMPAIRMENT CHARGE

         Software sales, maintenance and services $        684    $          -
         IT Services                                         -               -
         Internet, e-commerce, collaborative
           software solutions                              967               -
                                                  -------------   -------------
                  Consolidated                    $      1,651    $          -
                                                  =============   =============

                  EXPENDITURES FOR ADDITIONS TO LONG-LIVED ASSETS

         Software sales, maintenance and services $        374    $      1,837
         IT Services                                         6               4
         Internet, e-commerce, collaborative
           software solutions                               14           2,757
                                                  -------------   -------------
                  Consolidated                    $        394    $      4,598
                                                  =============   =============

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

        INDEX TO EXHIBITS FILED WITH THIS AMENDMENT NO. 3 TO FORM 10-KSB

             EXHIBIT NO.        DESCRIPTION
             -----------        -----------

                  10.19 Salary deferral arrangement for executives of Research Engineers (Europe) Ltd.

                  23.1     Consent of KPMG LLP.

                  99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002