Form 10QSB/A
period 2002-06-30
NETGURU INC
filed 2003-05-06
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDMENT NO. 3 TO
                                   FORM 10-QSB
 (Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

Signatures....................................................................... 15

Certifications of Principal Executive Officer and Principal Financial Officer.... 16

Exhibits Filed with this Report on Form 10-QSB................................... 17

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NETGURU, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                     (In thousands except share and per share amounts)

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                             -----------------------------
                                                                 2002             2001
                                                             -------------   -------------
Net revenues:

    Engineering and collaborative software
      products and services                                  $      1,871    $      2,395
    IT services                                                     1,414           3,348
    Web-based telecommunication and travel services                 1,132           1,038

                                                             -------------   -------------
           Total net revenues                                       4,417           6,781

Cost of revenues:

    Engineering and collaborative software
      products and services                                           292             352
    IT services                                                     1,076           2,345
    Web-based telecommunication and travel services                   987             914
                                                             -------------   -------------
           Total cost of sales                                      2,355           3,611

                                                             -------------   -------------
           Gross profit                                             2,062           3,170
                                                             -------------   -------------

Operating expenses:
    Selling, general and administrative                             2,616           3,114
    Research and development                                          464             487
    Amortization of goodwill                                           --             334
    Depreciation and other amortization                               268             273
    Restructuring                                                      93              --

                                                             -------------   -------------
           Total operating expenses                                 3,441           4,208
                                                             -------------   -------------

           Operating loss                                          (1,379)         (1,038)
                                                             -------------   -------------

Other expense (income):
    Interest, net                                                      62              32
    Other                                                              (2)             (8)
                                                             -------------   -------------
           Total other expense                                         60              24
                                                             -------------   -------------

Loss before income taxes                                           (1,439)         (1,062)
Income tax (benefit) expense                                         (369)             89
                                                             -------------   -------------

           Net loss                                          $     (1,070)   $     (1,151)
                                                             =============   =============

Net loss per common share:
    Basic                                                    $      (0.06)   $      (0.07)
                                                             =============   =============
    Diluted                                                  $      (0.06)   $      (0.07)
                                                             =============   =============
Common shares used in computing net loss per common share:
    Basic                                                      17,285,977      16,877,539
                                                             =============   =============
    Diluted                                                    17,285,977      16,877,539
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

     REVENUE RECOGNITION

         The Company recognizes revenue when the following criteria are met: 1. persuasive evidence of an arrangement such as agreements, purchase orders or written or online requests exists; 2. delivery has been completed and no significant obligations remain; 3. the Company's price to the buyer is fixed and determinable; and 4. collectibility is probable. The Company's revenues arise from the following segments: engineering and collaborative software products and services; IT services; and Web-based telecommunication and travel services.
         Revenues from our pre-packaged engineering software products are recognized upon shipment, provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. Through June 30, 2002, at the time of sale, the Company provided 120-day initial maintenance and support to the customer. Costs relating to this initial 120-day support period, which included primarily telephone support, were not considered material. After the initial support period, customers were offered ongoing maintenance contracts that included telephone, e-mail and other methods of support, and the right to receive upgrades. Effective July 1, 2002, the Company provides a 15-day right of return on the purchase of a product during which time the customer may return the product to the Company subject to a $50 restocking fee on each returned item. Revenue from the maintenance contracts was deferred and recognized ratably over the life of the contract, usually twelve months.

The Company recognizes revenues from software that it customizes to fit a customer's requirements based on satisfactory completion of pre-determined milestones (evidenced by written acceptance from the customer) and delivery of the product to the customer provided no significant obligations remain and collectibility of the resulting receivable is probable.
Revenues from digital media and animation services were recognized upon achievement of certain pre-determined milestones.

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

         With regard to the Company's Web-based telecommunication services, the Company recognizes revenues for call termination services at gross value, with the applicable cost separately stated in cost of revenues. Revenues from the Company's own phone card transactions are deferred and recognized on the basis of usage. Revenues from the resale of third-party phone cards are recognized net of returns because no significant obligations remain once the phone cards are delivered. Revenues from certain travel services, where we are a ticket consolidator, are recognized at the gross sales value with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue No. 99-19, RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT. Revenues from other products and services sold via Internet portals, including travel services, where the Company is a travel discounter or an agent, are recognized net of purchase costs when the products and services are delivered and collectibility is probable.

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

         In March 2001, the Company closed its Boston technical support office. Technical support activities previously offered from the Boston office were consolidated into the California facility. The closing of this office resulted in the termination of two employees. The restructure charge related to the consolidation of technical support facilities was $166,000, of which $49,000 related to accrued severance payments for the two terminated employees and $117,000 related to contractual lease obligations for the vacated space. The Company made cash payments totaling $58,000 and $13,000 in fiscal 2002 and during the three months ended June 30, 2002, respectively, toward settlement of obligations related to this activity. The employee costs related to technical support operations decreased beginning in April 2001 and the Company expects facility costs to decrease beginning in October 2003, after the termination of the lease in September 2003.

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

         The balance at June 30, 2002 includes $54,000 of lease payments for vacated office space scheduled for payment through September 2003. As of the date of filing of this report, the remaining personnel costs have been satisfied.

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

         As of June 30, 2002, the Company had paid $146,000 to one of the former owners for the repurchase of 6,000 shares. The remaining $26,000 was to be paid by November 30, 2002, and has been accrued under "accrued expenses." The repurchase of 6,000 shares from another former owner was settled for a total of $100,000, and the entire amount was paid as of June 30, 2002.

         The owner of the remaining 13,000 shares is holding the stock certificates until full payment is received for these shares. The total cash to be paid for this repurchase was $372,000, of which $128,000 had been paid as of June 30, 2002. Due to a dispute as a result of an apparent breach of the purchase agreement by the former owner, the Company believes that it is probable that the balance of $244,000 will not be paid and therefore has not accrued this amount as a liability.

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

     SEGMENT AND GEOGRAPHIC DATA

         The Company is an integrated information technology and services company operating in three primary business segments: 1) engineering and collaborative software products and services; 2) IT services; and 3) Web-based telecommunication and travel services.

         The Company has provided computer-aided engineering software solutions to customers for over 21 years. During the past 19 years, the Company has supported the engineering software business with India-based software programming and IT resources. With the acquisitions of R-Cube Technologies in February 1999 and NetGuru Systems completed in December 1999, the Company further expanded its IT resources and capabilities and its presence in the IT services industry, providing expertise in data-mining and embedded technologies, Internet/Intranet design and development and systems and software integration and implementation to companies in North America. The Company has expanded its IT services business into Europe and intends to further expand its services in India and Southeast Asia. In April 2000, with the acquisition of Allegria Software, Inc., the Company added eReview and ForReview collaborative software products to its offerings.

       The Company applies the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE and RELATED INFORMATION. SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources.

         Prior to April 1, 2002, the Company's operating segments were:

        o   Software sales, maintenance and services;
        o   IT services; and
        o   Internet, e-commerce and collaborative software solutions.

        Effective April 1, 2002, the Company realigned its operating segments to more appropriately reflect how these divisions were managed and its resources were allocated. The operating segments were realigned as follows:

        o   Engineering and collaborative software products and services;
        o   IT services; and
        o   Web-based telecommunication and travel services.

         The significant components of worldwide operations by reportable operating segments are (prior period presentation has been revised to be consistent with the current period presentation):

                                                     THREE MONTHS ENDED JUNE 30,
                                                      --------------------------
                                                         2002            2001
                                                      -----------    -----------
                                                           (IN THOUSANDS)
          NET REVENUE
              Engineering and collaborative software  $    1,871     $    2,395
                products and services
              IT services                                  1,414          3,348
              Web-based telecommunication and travel       1,132          1,038
                services

                                                      ===========    ===========
                   Consolidated                       $    4,417     $    6,781
                                                      ===========    ===========

          OPERATING (LOSS)/INCOME
              Engineering and collaborative software  $   (1,135)    $     (763)
                products and services
              IT services                                    (67)           183
              Web-based telecommunication and travel        (177)          (458)
                services

                                                      ===========    ===========
                   Consolidated                       $   (1,379)    $   (1,038)
                                                      ===========    ===========

                                                      AT JUNE 30,   AT MARCH 31,
                                                         2002            2002
                                                      -----------    -----------
                                                           (IN THOUSANDS)

          TOTAL ASSETS
              Engineering and collaborative products  $   11,527     $   12,630
                and services
              IT services                                  7,858          8,667
              Web-based telecommunication and travel       1,698          1,769
                services

                                                      ===========    ===========
                   Consolidated                       $   21,083     $   23,066
                                                      ===========    ===========
                                       13

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

Date:   May 5, 2003

                                          NETGURU, INC.

                                          By: /s/ Bruce K. Nelson
                                              -------------------
                                              Bruce K. Nelson
                                              Chief Financial Officer (principal
                                              financial and accounting officer)

                                 CERTIFICATIONS

         I, Amrit K. Das, certify that:

         1. I have reviewed this amendment no. 3 to quarterly report on Form 10-QSB of netGuru, Inc. ("quarterly report");

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

Date:  May 5, 2003                        /s/ Amrit K. Das
                                           ------------------------------------
                                           Amrit K. Das, Chief Executive Officer
                                           (Principal executive officer)

         I, Bruce Nelson, certify that:

         1. I have reviewed this amendment no. 3 to quarterly report on Form 10-QSB of netGuru, Inc. ("quarterly report");

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

Date:  May 5, 2003                      /s/ Bruce K. Nelson
                                        ----------------------------------------
                                        Bruce K. Nelson, Chief Financial Officer
                                        (Principal financial officer)

        EXHIBITS FILED WITH THIS AMENDMENT NO. 3 TO REPORT ON FORM 10-QSB

Exhibit 99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.