Form 10KSB
period 2003-03-31
NETGURU INC
filed 2003-07-15
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission file number: 0-28560

                                  NETGURU, INC.
                 (Name of small business issuer in its charter)

            DELAWARE                                    22-2356861
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

22700 SAVI RANCH PARKWAY, YORBA LINDA, CA                92887
(Address of principal executive offices)               (Zip Code)

                                 (714) 974-2500
                (Issuer's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:
          Title of each class               Name of exchange on which registered
                   NONE                                     NONE

         Securities registered under Section 12 (g) of the Exchange Act:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $20,033,000.

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common equity on July 7, 2003 was $17,513,623. The registrant has no outstanding non-voting common equity.

The number of shares outstanding of the registrant's only class of common stock, $0.01 par value, was 17,325,150 on July 7, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE

Item 1.  Description of Business.............................................  3

Item 2.  Description of Property............................................. 12

Item 3.  Legal Proceedings................................................... 12

Item 4.  Submission of Matters to a Vote of Security Holders................. 12

                            PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............ 13

Item 6.  Management's Discussion and Analysis or Plan of Operation........... 16

Item 7.  Financial Statements................................................ 39

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................ 39

                           PART III

Item 9.  Directors and Executive Officers of the Registrant.................. 40

Item 10. Executive Compensation.............................................. 43

Item 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters......................................... 45

Item 12. Certain Relationships and Related Transactions...................... 49

Item 13. Exhibits, List and Reports on Form 8-K.............................. 50

Item 14. Controls and Procedures............................................. 53

Index To Consolidated Financial Statements...................................F-1

Signatures................................................................... 54

Certifications............................................................... 55

Index To Exhibits Filed With This Form 10-KSB................................ 57

                                  NETGURU, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

         We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are a Delaware corporation. Our primary business offerings are:

         o Engineering and collaborative software products and services for businesses worldwide;

         o Information technology, or IT, services (including value-added IT services); and

         o Web-based telecommunications and travel services (including long-distance communication services that include call termination services and prepaid phone cards, and travel services).

PRODUCTS AND SERVICES

     ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Over the past 21 years, we have continuously improved our core competency and established a strong brand for our engineering software within the architectural/engineering/construction, or A/E/C, markets worldwide. Our engineering software is primarily used for the specific calculations required for the design of civil and structural engineering projects. We have established our leadership position in the engineering software industry by being the first-to-market for personal computer-, or PC-, based engineering software and by being the first mover to penetrate foreign markets. Currently, 46 of the 50 largest engineering design firms in the world use our engineering software. We have 19,000 customers, with over 47,000 installations and approximately 160,000 users in 85 countries.

         Our stand-alone and network-based engineering software products provide fully integrated, easy-to-use design automation and analysis solutions for use by engineering analysis and design professionals worldwide. We have developed a comprehensive line of structural, mechanical, civil and process/piping engineering software products, including our STAAD/Pro(R) family of products, FabriCAD, ADLPIPE, STARDYNE(R), CIVILSOFT and CIVILMASTER(R). Our products assist engineers in performing mission-critical functions, including analysis and design of industrial, commercial, transportation and utility structures, pipelines, machinery, automotive and aerospace products; and survey, contour and digital terrain modeling.

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

         In April 2000, we acquired Allegria Software, Inc., a developer of Web-based document management and collaborative tools for engineers and manufacturers, and we added Allegria Software's eReview and ForReview collaborative products to our offerings. Our collaborative software innovations are changing the way engineers conduct their day-to-day business. Once installed at a host location, our eReview collaborative software enables a host and other participants to engage in real-time Web-based conferencing and document sharing anywhere and anytime in over 150 widely used document formats. eReview allows our customers to bridge physical distances in their global business environments by enabling decision makers to communicate without costly and time consuming travel to geographically dispersed locations. Complementing eReview, our WebWorks software provides comprehensive project-based document and team management functions. Our collaborative products can be implemented as stand-alone enterprise solutions or as an integrated system working in concert with our other products. Due to our engineering experience, our collaborative software is ideally suited for multi-faceted A/E/C projects. However, our collaborative software also has direct application for many other industries.

         We generate revenues from software licensing fees and annual support fees established at the time of the initial contract. Suggested list prices range from approximately $850 to $7,000 for most of our engineering software products. Suggested list prices range up to $1,000 per license for eReview and related products.

     IT SERVICES

         We are an IT total solutions provider, or TSP. Our IT services division has provided contracted IT services and software solutions to a wide variety of vertical industry markets (that is, a particular industry or group of enterprises to whom similar goods and services can be sold), with an emphasis on engineering, aerospace, e-commerce, semiconductors, finance, education, insurance, manufacturing, distribution, retail, government, pharmaceuticals and healthcare. As a TSP, we provide our business-to-business clients with services that involve integration of multiple existing third party software. We also offer value-added IT services by incorporating our proprietary collaborative software technology and/or our engineering software into enterprise solutions designed to accomplish our clients' current objectives and grow with our clients' enterprises. We specialize in providing IT services that involve mission critical applications that deliver round-the-clock performance.

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

     WEB-BASED TELECOMMUNICATIONS AND TRAVEL SERVICES

         Our Web-based telecommunications and travel services comprise long-distance communication services that include call termination services and prepaid phone cards, and travel services targeted toward certain niche markets.

         Long-Distance Communications Services
         -------------------------------------

         We offer global long-distance call termination services to communication service providers through our gateway in the U.S. by traditional delivery methods such as international leased lines and satellite access. Our long-distance call termination services involve a number of steps. We collect voice traffic from long-distance service providers. We convert analog traffic to digital traffic where necessary using software licensed from a third-party. We compress the traffic and carry it on our communications infrastructure. We then drop off the traffic at a point where another service provider picks up the traffic and carries it to its destination or to another service provider. We generate our revenues from the long-distance service provider from whom we receive the traffic, and we pay the service provider to whom we drop off the traffic. As is typical of other small long-distance call termination service providers, we do not have long-term commitments with third parties to purchase or sell these communication services.

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

         Travel Services
         ---------------

         We offer online international travel services that are primarily targeted toward the Asian community and persons of Indian origin located throughout the world. Our travel services primarily consist of domestic and international flight reservations and ticketing, vacation travel planning and services, and travel services specifically tailored to the needs of our business client companies. Most online travel sales are paid for by credit card.

CUSTOMERS

     ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         We currently license our software products to more than 19,000 companies accounting for over 47,000 software installations. Based on our customer surveys, we estimate that there are approximately 160,000 users at these installations worldwide. Our engineering software customers include:

         Bechtel Corporation                British Telecom
         Exxon Corporation                  Fluor Daniel, Inc.
         General Dynamics                   Jet Propulsion Laboratories
         NASA                               Rocketdyne
         Siemens AG                         Toyo Engineering

         We have implemented our eReview solution for large enterprise customers in the manufacturing and A/E/C markets. Our eReview customers include:

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

     IT SERVICES

         During the fiscal year ended March 31, 2003, we provided IT consulting services to over 75 corporate customers in the United States, including Fidelity, Sun Microsystems, Sprint PCS and Course Thomson Learning. No single customer represented more than 5% of our revenues.

     WEB-BASED TELECOMMUNICATIONS AND TRAVEL SERVICES

         We provide our long-distance call termination services to companies that offer similar services. We offer our prepaid phone card products to consumers for retail consumption. We offer our travel services to businesses and individual customers.

SALES AND MARKETING

     ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         We market and sell our engineering analysis and design software products domestically and internationally through our network of branch offices, subsidiaries and independent sales representatives in the United States, United Kingdom, Germany, Japan, France, Scandinavia, Australia, China, Singapore, India, Indonesia, Korea, Thailand, Malaysia, South Africa, Mexico, Russia, the Middle East and Latin America. We also market and sell our engineering software products online through our engineering portal, WEB4ENGINEERS.COM. We use extensive print advertising, trade show participation and direct mail campaigns to generate sales leads. In response to product inquiries generated through these activities, and through our engineering portal, we create elaborate evaluation/demonstration software packages, complete with full user manuals and working programs. Finally, our telesales professionals and international distributors close the sales.

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

         We market our eReview collaborative software both domestically and internationally using direct marketing through our network office branches, subsidiaries and reseller channels. We extensively use print advertising, telemarketing, e-mail and direct mail campaigns as our primary lead generation activities.

     IT SERVICES

          We market our IT services offerings primarily through industry-focused print advertisements, direct mailings to targeted prospects and online on our Internet portals. We market and sell our IT services on a direct basis and through customer referrals.

     WEB-BASED TELECOMMUNICATIONS AND TRAVEL SERVICES

         Our marketing efforts relating to Web-based telecommunications and travel services have been significantly reduced. Our marketing resources are now being focused on our other divisions. We continue to maintain our current customer base, and we service direct referrals from our existing customers.

CUSTOMER SERVICE AND SUPPORT

     ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Purchasers of our engineering and software products typically receive 15 days of warranty and a multimedia training CD-ROM. Following the 15-day period, customers may elect to purchase ongoing support either on a one-year contract basis or on an as-used fee basis. We also provide "gold level" support where our engineering software customers who need a higher level of mission critical technical support are given priority service. To provide quality technical support worldwide, we employ engineers and software specialists and maintain product support centers in North America, Europe, the Asia/Pacific region and India. In addition, through our Website, we provide e-mail technical support to users of these products.

         We provide full technical support to all our collaborative software clients by phone, fax, e-mail, remote diagnostics and desktop application sharing making use of our own technology. Each support contract is customized to meet the individual client's needs.

     IT SERVICES

         Our IT services are primarily project-based and time and materials-based technology consulting services that do not generally involve on-going customer service and support. Our IT services group can provide, on a project-basis, on-going high quality support as contracted by the customer on a 24x7x365 basis to meet the customer's information management needs from our facilities in Boston, Massachusetts and San Jose, California.

     WEB-BASED TELECOMMUNICATIONS AND TRAVEL SERVICES

         Technical customer service and support services are generally not required for these activities.

RESEARCH AND DEVELOPMENT

         Our current research and development efforts are focused on collaborative technologies and enhancements to our current engineering software product offerings. Our research and development efforts with respect to our collaborative technologies have been focused on:

         o        enhancing response times in application performance;
         o incorporating and adding the viewing of new two-dimensional and three-dimensional file formats (including CAD formats);
         o building open architecture and interfaces for easy migration and integration of legacy systems;
         o customizing and integrating our product into large systems integrator applications for original equipment manufacturer opportunities;
         o        addressing the needs of new and diverse international markets;
                  and
         o localizing the product by translating our application into regional languages.

         We continue to enhance our engineering software with our revolutionary "OpenSTAAD" architecture where we use an open application programming Interface that allows for tight integration with complementary third-party applications, customized look and feel for graphical user interface and other functionalities.

         We offer a broad range of products and services designed to keep pace with the latest technological advances and address the increasingly sophisticated needs of our customers in all of our targeted markets. We continually focus on expanding our existing product and service offerings with acquired, upgraded and new products and services, and actively seek opportunities to expand our product and service offerings through acquisitions and strategic alliances.

         Our research and development group includes specialists in engineering and collaborative software, IT services, Internet and telecommunication. We have established research and development facilities in the United States, India and the United Kingdom. Our offshore research and development facilities in India are used to develop content and technologies for our Internet portal, to develop our digital media and animation technology, to provide IT services resources for our projects in the United States, and to develop and maintain local engineering software design codes. These projects require significant man-hours. Due to the availability of skilled technical resources in India at a fraction of the cost for comparable personnel in the United States, these projects can be completed in a cost effective manner. We believe our offshore technical resources provide a significant competitive advantage.

         To ensure that our products meet the requirements of our users and that our software development, validation and maintenance processes meet applicable regulatory guidelines on software development, we have established an extensive quality assurance and quality control process.

         Research and development expenses were approximately $1,935,000 and $1,824,000 during the fiscal years ended March 31, 2003 and 2002, respectively. The costs of these activities are not borne directly by our customers.

COMPETITION

         We face significant competition within our target markets: for engineering software products and services for the worldwide engineering community; Internet-based IT services for businesses worldwide; and traditional telephony services to and from global destinations. We expect that competition will intensify as the market for Internet-based solutions aimed at the global community develops and expands. We compete primarily based on service, reliability and customer support, and to a lesser extent on price, ease of use and content.

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

         o significantly greater financial, technical and other resources; and

         o        broader service and/or product offerings.

         To be competitive, we must be able to keep up with technological advances and continue to enhance our products and services. We may not be able to compete successfully in one or more of our target markets. Our inability to do so could adversely impact our business, financial condition or results of operations by decreasing our market share and the prices we receive for our products and services, which in turn would decrease our revenues and profit margins.

     ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         The engineering software industry is intensely competitive and rapidly changing. A number of companies offer products that target the same markets as our products. In addition, our products occasionally compete with analysis tools that are developed internally by engineering firms. We believe that we have significant competitive advantages in the industry based on our high caliber development effort, demonstrated understanding of the needs of the engineering design industry, ability to attract and retain customers, capability to develop, acquire and implement emerging technologies, ability to provide technical support and demonstrated capability to provide attractive price points for our products. There can be no assurance, however, that our competitors will not develop products that are superior or achieve greater market acceptance compared to ours or that we will be able to compete successfully in these markets. Our competitors to our engineering software products and services include Computers and Structures, Inc., RISA Technologies, RAM International, GT Strudl, and CSC Computers and Structures Corporation, to name a few. Over the past twelve years, industry research has placed us among the top providers of general-purpose structural engineering analysis and design software. We believe we are among the leaders in this marketplace due to our technical innovations, such as the use of open architecture (enabling an engineer to seamlessly integrate our software with other applications such as AutoCAD, MicroStation and Excel) and graphical user interface in our structural engineering software. We are among the top revenue generators in this marketplace. We are also a leader in terms of worldwide market penetration since we believe we were the first to incorporate international design codes into our software.

         The collaborative software and services business is highly competitive and changes rapidly. Our collaborative software and services face competition from WebEx, eRoom, Cimmetry, Informative Graphics and PlaceWare. We compete based on our technical expertise. We believe we are among the top providers of collaborative software and services in that we were the first to bridge the gap between two-dimensional and three-dimensional desktop viewing applications and generic Web-based conferencing technologies.

     IT SERVICES

         Our competitors in the IT consulting services industry include IT services companies such as Cognizant Technology Solutions and Scient Corporation, consulting affiliates of large accounting firms, other technology companies and in-house management information services departments. We believe that the use of our proprietary collaborative software to add value to our IT services may provide us competitive advantage over some of our competition. We believe we are among the smaller providers of IT services in terms of revenue and size.

     WEB-BASED TELECOMMUNICATIONS AND TRAVEL SERVICES

         In our long-distance calling card telephony and our call termination services businesses, we face competition primarily from international long-distance telecommunications carriers and other wholesale carriers, such as Startec Global Communication and Fusion Technologies. Our travel services business faces competition from travel sites of major airlines as well as from full-service travel sites such as travelocity.com, orbitz.com and expedia.com, and from independent travel agents and agencies. We are among the smallest providers of telephony and travel services, and our geographic focus is limited to India and the Asian market for such services.

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

         Our protective measures may be even less effective in the emerging Internet law field. Internet law is a new and developing area of the law, and online contracting, privacy and liability issues, among others, are still being resolved. This lack of certainty is further exacerbated in India, where the use of the Internet is less evolved than in the United States. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where we distribute our products, particularly in foreign countries where the laws generally offer no protection or less protection than the laws of the United States.

         The laws of India and other foreign countries in which we operate do not protect intellectual property rights to the same extent as those of the United States. For example, India's statutory laws do not protect service marks. Because a significant portion of our sales of products and services comes from international markets, this lack of copyright and trade secret protection could adversely affect our business and results of operations if a third party were successful in copying our products and services and marketing products and services similar to ours.

         We distribute our engineering software products under "shrink-wrap" software license agreements, which grant end-users licenses to (rather than ownership of) our products and which contain various provisions intended to protect our ownership and confidentiality of the underlying technology. Shrink-wrap licenses, which are not signed by the end-user, may be unenforceable in certain jurisdictions. In addition to shrink wrap licenses, our software is distributed with a third party "hardware lock," which is a security device that is attached to the central processing unit to prevent unauthorized access to licensed software. Our trademarks include NETGURU.COM, NETGURUINDIA.COM, WEB4ENGINEERS.COM, Allegria Software, ForReview, eReview, QSE, FabriCAD, STAAD.etc. and ADLPIPE. Our registered trademarks include STAAD(R), STAAD/Pro(R), STARDYNE(R) and CIVILMASTER(R). We may not be able to secure adequate protection for our trademarks in the United States and in the other countries in which we do business.

GOVERNMENT REGULATION

     REGULATION OF THE INTERNET

         The United States Congress has passed or is considering passing legislation regulating certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, digital signatures and liability for third-party activities. The European Union also has enacted several directives relating to the Internet, including directives that address the use of personal data, e-commerce activities, security, commercial piracy, consumer protection and taxation of e-commerce transactions. Various states in the United States have adopted and/or are considering adopting Internet-related legislation and regulations. Governmental authorities in the United States and abroad are considering other legislative and regulatory proposals to further regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. We cannot predict what new laws will be enacted, or how courts will interpret existing and new laws. Therefore, we are uncertain as to how new laws or the application of existing laws will affect our business. In addition, our business may be indirectly affected by legislation that affects the ability of our customers to engage in e-commerce activities. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could, among other things, decrease the demand for our products and services and, increase our cost of doing business.

     REGULATION OF COMMUNICATIONS SERVICES

         UNITED STATES. The Communications Act of 1934 and Federal Communications Commission, or FCC, regulations govern the international long-distance telecommunications services that we provide over circuit-switched networks. The FCC distinguishes providers of long-distance services as either "dominant" or "non-dominant." We are classified by the FCC as a non-dominant carrier and are regulated as such. The FCC generally does not exercise direct oversight over non-dominant carriers, although it has the statutory power to do so. While the FCC does not regulate the specific rates that we charge for our international long-distance services, non-dominant carriers are required to offer such services under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory. The FCC has jurisdiction to act upon complaints filed by third parties, or brought on the FCC's own motion, against any common carrier, including non-dominant carriers, for failure to comply with statutory obligations.

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

EMPLOYEES

         As of March 31, 2003, we had 307 employees, including 109 in product development and related support services, 68 in IT consulting, 61 in sales and marketing and 69 in finance and administration. Of the 307 employees, 303 employees were full time employees and 4 were part time employees. As of that date, 121 of our employees were located in the United States and 186 were located in international locations.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our corporate headquarters are located in Yorba Linda, California, in a facility consisting of approximately 41,000 square feet of office and warehouse space. On December 15, 1999, we entered into a 15-year operating lease for this facility. The terms of this lease provide for monthly payments of approximately $28,000. The monthly payment is adjusted every 3 years based on the consumer price index. We are responsible for payment of any property taxes and are required to maintain property insurance for the remainder of the lease term.

         We own a 22,000 square-foot research and development facility in Calcutta, India, built in 1997. In addition, we own an adjacent 20,452 square-foot building in Calcutta, built in 2000, primarily housing our digital media and Internet operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended March 31, 2003, no matters were submitted to a vote of our common stockholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock trades on The Nasdaq National Market under the ticker symbol, "NGRU." As of June 13, 2003, there were approximately 122 holders of record of our common stock. Within the holders of record of our common stock are brokerage firms, which, in turn, hold shares of stock for beneficial owners.

         We have not paid any dividends to holders of our common stock. The declaration and payment of dividends are at the sole discretion of the board of directors and will depend upon our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

         The high and low closing sales prices of a share of our common stock, as reported by The Nasdaq National Market for each quarter of fiscal 2003 and 2002, are as follows:

                                                       Fiscal 2003             Fiscal 2002
                                                    -------------------     -------------------
                                                      High      Low           High      Low
                                                    --------- ---------     --------- ---------
       1st  Quarter (April 1 - June 30)                $7.49     $1.92         $3.63     $2.19
       2nd Quarter (July 1 - September 30)              3.65      1.90          2.95      1.50
       3rd Quarter (October 1 - December 31)            2.19      1.25          2.73      1.35
       4th Quarter (January 1 - March 31)               1.75      0.80          4.59      2.00

         On December 13, 2002, we entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, we issued to Laurus a 6% Convertible Note (the "Note") in the principal amount of $2,000,000 that matures on December 13, 2004. The proceeds, net of fees and expenses, from this Note were $1,786,000. The net proceeds from the Note were used for general working capital. The Note, which is being amortized over a 20-month period commencing May 1, 2003, may be repaid, at our option, in cash or through the issuance of shares our common stock under certain circumstances described below.

         In conjunction with this transaction, we issued to Laurus a warrant to purchase 200,000 shares of our common stock (the "Warrant"). In addition, we paid a $200,000 fee to Laurus Capital Management, LLC, which is an affiliate of Laurus. The Warrant exercise price is computed as follows: $1.76 per share for the purchase of up to 125,000 shares; $2.08 per share for the purchase of an additional 50,000 shares; and $2.40 per share for the purchase of an additional 25,000 shares. The Warrant exercise price may be paid in cash, in shares of our common stock (if the fair market value of a single share of common stock exceeds the value of the per share Warrant exercise price), or by a combination of both. The Warrant expiration date is December 13, 2007. The Warrant exercise price and the number of shares underlying the Warrant are subject to adjustments for mergers, acquisitions, stock splits, combinations and dividends.

         As security for payment of the Note, each of our United States subsidiaries and we granted to Laurus a general security interest in our assets. Each of our United States subsidiaries also signed a guaranty of payment in favor of Laurus. We are also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined in accordance with accounting principles generally accepted in the United States.

         We were required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") by January 12, 2003, to register the public resale by Laurus of the common stock to be issued upon conversion of the Note and/or exercise of the Warrant, and to obtain effectiveness of the Registration statement by April 12, 2003. As of July 10, 2003, we were not in compliance with our registration obligations and remained subject to liquidated damage assessments of 1% of the principal amount of the note for the first 45 days of non-compliance and 2% of the principal amount of the note for each month of non-compliance thereafter, subject to pro ration for partial months. On July 10, 2003, we received a commitment to modify and expand to $4,000,000 our financing arrangement with Laurus. The modification and expansion may, among other things, modify our registration obligations. If we are unable to file and obtain and maintain effectiveness of the required registration statement or to modify our registration obligations, we may be required to pay additional liquidated damages, which would adversely affect our business, operating results, financial condition, and ability to service our other indebtedness by negatively impacting our cash flows.

         The Note is convertible at a fixed conversion price of $1.60 per share of our common stock, subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like, and in connection with future issuances of our common stock at prices per share below the then-applicable conversion price. However, if we are in default under the Agreement or the Note, the Note will be convertible at a per share conversion price equal to the lower of the fixed conversion price or 70% of the average of the three lowest closing prices for our common stock during the preceding 30 trading days. Also, if a conversion occurs pursuant to a call notice as described below, then the conversion price will be equal to the lesser of the fixed conversion price and 90% of the average of the closing prices of our common stock during the 15 trading days preceding the date of the call notice. At any time before the Note is fully paid, Laurus may choose to convert all or part of the accrued interest on and/or principal of the Note at the conversion price then in effect, subject to the beneficial ownership limitations described below and subject to a volume limitation. The volume limitation prohibits Laurus from converting on any date any portion of the principal of or accrued interest on the Note that would result in the issuance of a number of shares of common stock with a dollar value exceeding 25% of the aggregate dollar trading volume during the 30 trading days preceding the date of conversion.

         At our election, the monthly payment may be made in cash or in shares of our common stock, or in any combination of both, except that during periods in which the registration statement is not effective or in which we are in default under the Note, we must make payments solely in cash. If we do not elect at least 20 days prior to a monthly payment date, then the payment shall be made in cash. If all or part of a monthly payment is made in cash, then the amount of cash paid to Laurus must equal 107% of the principal and interest due that month. If all or part of a monthly payment is made in shares of our common stock, then the then-effective conversion price is to be used to determine the number of shares to be issued. Notwithstanding the above, if we have elected to make a monthly payment in shares of our common stock and the average closing price of our common stock for the 10 trading days preceding the monthly payment date is less than 110% of the fixed conversion price, then we may make the monthly payment in cash or, at our option, Laurus may convert, at a mutually agreed upon conversion price, all or part of the monthly payment amount that we had elected to pay in shares of our common stock.

         During any period when the Registration Statement remains effective, we may issue a call notice to Laurus stating that, at least 30 days from the date of the call notice, we wish to convert into shares of our common stock a portion or all of the principal of and interest accrued on the Note. No more than 20% of the aggregate dollar trading volume of our common stock for the 22 trading days preceding the date of the call notice may be converted under any call notice. The conversion price will be equal to the lesser of the fixed conversion price and 90% of the average of the closing prices of our common stock during the 15 trading days preceding the date of the call notice.

         During any period when the Registration Statement remains effective and we are not in default under the Note, we will have the right under the Agreement to redeem all or any portion of the remaining outstanding principal balance of the Note. To effect a redemption, we must issue Laurus a redemption notice that provides that we will pay Laurus a cash redemption price that is equal to 120% of the outstanding principal amount of the Note to be redeemed, plus all accrued but unpaid interest and other sums payable to Laurus, if any. Laurus may elect, within five business days, to convert all or any portion of the redemption price into shares of our common stock at the then-effective conversion price instead of receiving cash. On or before the seventh business day after Laurus receives the redemption notice, we must pay Laurus in cash an amount equal to the redemption price stated in the redemption notice less any portion of the redemption price Laurus elected to convert into shares of our common stock.

         Laurus has contractually agreed to two separate beneficial ownership limitations that restrict conversion of the Note and the exercise of the Warrant. Laurus has agreed that the Note shall not be converted and the Warrant shall not be exercised to the extent that conversion of the Note or exercise of the Warrant would result in Laurus, together with its affiliates, beneficially owning in excess of 4.99% of the number of shares of our common stock outstanding at that time. Laurus may terminate this 4.99% limitation by providing us 75 days' advance notice of its intention to do so. This 4.99% limitation does not preclude conversion of the Note or exercise of the Warrant over time, so long as Laurus' beneficial ownership of our common stock, together with its affiliates, does not exceed the limitation amount. This 4.99% limitation automatically becomes void upon an event of default under the Note.

         Laurus has also agreed that the Note shall not be converted, and the Warrant shall not be exercised, to the extent that conversion of the Note or exercise of the Warrant would result in Laurus, together with its affiliates, beneficially owning more than 3,463,625 shares of our common stock, unless and until we obtain stockholder approval in accordance with Nasdaq corporate governance rules, or an exemption from the applicable provision of Nasdaq corporate governance rules is available. If Laurus requests, we must file a preliminary proxy statement seeking such approval within 30 days of the request, and we must also take the other steps necessary to obtain the approval within 90 days of the request.

         Exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), for the transaction described above is claimed under Section 4(2) of the Securities Act, among others, on the basis that such transaction did not involve any public offering and the purchaser was accredited with access to the kind of information registration would provide. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

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

OVERVIEW

         We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are a Delaware corporation. Our primary business offerings are:

         o Engineering and collaborative software products and services for businesses worldwide;
         o Information technology, or IT, services (including value-added IT services); and
         o Web-based telecommunications and travel services (including long-distance communication services that include call termination services and prepaid phone cards, and travel services).

         We have provided computer-aided engineering software solutions to our customers for over 21 years. For the past 19 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the United States, which further expanded our IT resources and capabilities. Our Internet portal services were started in 1999 and were refocused in fiscal 2001 toward telecommunications and travel services. A more expansive discussion of our business and services is contained in the "Business" section of this report.

CRITICAL ACCOUNTING POLICIES

         The SEC's Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In this discussion, the SEC requires all companies to address the implications of uncertainties for the methods, assumptions and estimates used for recurring and pervasive accounting measurements, so that investors are made aware of the susceptibility of reported amounts to change, including rapid change.

         We have identified the following as accounting policies that are the most critical to aid in understanding and evaluating our financial results:

         o        revenue recognition;
         o accounting for software development costs and purchased technology;
         o        allowance for accounts receivable; and
         o        impairment of long-lived assets, including goodwill.

         REVENUE RECOGNITION

         We derive revenues from:

         o        engineering and collaborative software products and services;
         o        IT services; and
         o        Web-based telecommunications and travel services.

         We recognize revenues when the following criteria are met:

         1. Persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists;
         2. Delivery has been completed and no significant obligations remain;
         3.       Our price to the buyer is fixed or determinable; and
         4.       Collection is probable.

         Revenues from our pre-packaged engineering software products are recognized upon shipment, provided no significant post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. At the time of sale, we provide a 15-day right of return on the purchase of the product during which time the customer may return the product to us subject to a $50 restocking fee on each returned item. Customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from the maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

         We recognize revenues from software we customize to fit a customer's requirements based on satisfactory completion of pre-determined milestones (evidenced by written acceptance from the customer) and delivery of the product to the customer, provided no significant obligations remain and collection of the resulting receivable is probable.

         In 1997, the Accounting Standards Executive Committee ("AcSec") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP"), 97-2, "Software Revenue Recognition." SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue and requires that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. We determine the fair value of each element in multi-element transactions based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately.

         In 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition, With Respect to Certain Transactions," which modified SOP 97-2 to allow for use of the residual method of revenue recognition if certain criteria are met. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then we recognize revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the transaction fee is recognized as revenue.

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

         We recognize revenues from call termination services at gross sales value, with the applicable cost separately stated in cost of revenues. We recognize revenues from our own phone cards based on usage. We recognize revenues from our resale of third-party phone cards net of returns because no significant obligations remain once the phone cards are delivered. We recognize revenues from certain travel services, where we are a ticket consolidator and where we have entered into a firm purchase commitment with the airlines, at the gross sales value, with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force Issue ("EITF") No. 99-19, "Recording Revenue Gross as a Principal Versus Net as an Agent." We recognize revenues from other products and services sold via Internet portals, including travel services, where we are a travel discounter or an agent, net of purchase costs when the products and services are delivered and collection is probable.

         ACCOUNTING FOR SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

         We develop software in-house, employ third parties to develop software for us and purchase software technology for sale to our customers. We capitalize costs related to the development of software products for sale. Capitalization of costs begins when technological feasibility is established, and ends when the product is available for general release to customers. We expense any additional costs to enhance products after release as those costs are incurred.

         We amortize capitalized software development costs and purchased technology using either the straight-line method over two to five years, or the ratio of actual sales to anticipated sales, whichever is greater. We periodically review the resulting net book value of the capitalized software asset for recoverability based on estimated future revenues from products based on that particular technology. When significant uncertainties exist with respect to the recoverability of the capitalized cost of the asset, we write the cost of the asset down to its potential recoverable value, which may materially affect the future results of our operations.

         We estimate future revenues from a product as part of our budgeting process. These estimates include various assumptions, risks and uncertainties inherent in such estimates, including market conditions, availability of competing products, and continued acceptance of our product in the marketplace.

         ALLOWANCE FOR ACCOUNTS RECEIVABLE

         We sell to our customers on credit and grant credit to those who are deemed credit worthy based on our analysis of their credit history. Our standard payment terms are net 30 days. We review our accounts receivable balances and the collectibility of these balances on a periodic basis. Based on our analysis of the length of time that the balances have been outstanding, the pattern of customer payments, our understanding of the general business conditions of our customers and our communications with our customers, we estimate the recoverability of these balances. When recoverability is uncertain and the unrecoverable amounts can be reasonably estimated, we record bad debt expense and increase the allowance for accounts receivable by an amount equal to the amount estimated to be unrecoverable. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected.

         IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL

         Through March 31, 2002, we applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measured recoverability of an asset to be held and used by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If we considered the asset impaired, we recognized an impairment loss equal to the amount by which the carrying value of the asset exceeded the fair value of the asset. We reported assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell. In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Bulletin ("APB") No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 beginning April 1, 2002. The adoption of SFAS No. 144 did not materially impact our consolidated financial condition or results of operations.

         We apply the provisions of SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" to evaluate unamortized capitalized software development costs. At each balance sheet date, we compare the unamortized software development cost of each product to the net realizable value of the product. We write off the amount by which the unamortized software development cost exceeds the net realizable value of the product as cost of sales of the product.

         In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. We determined that we did not have any intangible assets other than goodwill.

         SFAS No. 142 required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to the following reporting units as of April 1, 2002:

         1.       Engineering and collaborative software products and services;
         2.       IT services; and
         3.       Web-based telecommunications and travel services.

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

         The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

         We assessed the fair value of our three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques. Given consideration of relevant factors, we concluded that as of April 1, 2002, an impairment write-down for our IT services division was required. In accordance with the provisions of SFAS No. 142, we recorded an impairment charge of $5,824,000 to IT services goodwill in fiscal 2003, and recorded this as a cumulative effect of a change in accounting principle.

         The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill will be incorrect. In addition, future results of operations could be materially impacted by the write-down of the carrying amount of goodwill to its potential recoverable value.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                     YEAR ENDED MARCH 31,
                                                   -----------------------

                                                      2003        2002
                                                   ---------    ---------

         Net revenues .......................        100.0%       100.0%
         Cost of revenues ...................         49.2         52.8
                                                   ---------    ---------
         Gross profit .......................         50.8         47.2
                                                   ---------    ---------

         Selling, general and
            administrative expenses .........         56.8         53.5
         Research and development expenses ..          9.7          7.5
         Amortization of goodwill ...........          --           5.3
         Depreciation .......................          5.4          5.1
         Impairment charge ..................          1.3          6.8
         Restructuring charge ...............          1.0          0.1
                                                   ---------    ---------

         Operating loss .....................        (23.4)       (31.1)

         Other (expense) income:
         Interest, net ......................         (1.3)        (0.7)
         Other ...............................         0.2         (0.1)
                                                   ---------    ---------

         Loss before income taxes and
             cumulative effect of a change
             in accounting principle ........        (24.5)       (31.9)
         Income tax benefit (expense) .......          1.0         (4.9)
                                                   ---------    ---------
         Loss before cumulative effect of
             a change in accounting principle        (23.5)%      (36.8)%
         Cumulative effect of a change in
            accounting principle ............        (29.1)%       --
                                                   ---------    ---------

         Net loss ...........................        (52.6)%      (36.8)%
                                                   =========    =========

         NET REVENUES. Net revenues decreased by $4,251,000 (17.5%) to $20,033,000 in fiscal 2003 from $24,284,000 in fiscal 2002. Our total net revenues primarily consisted of revenues from (1) engineering and collaborative software products and services, (2) IT services, and (3) Web-based telecommunications and travel services.

         Engineering and collaborative software products and services net revenues increased as a percentage of total net revenues to 47.2% in fiscal 2003 from 40.9% in fiscal 2002, largely due to a greater decline in the IT services segment. In dollar terms, engineering and collaborative software products and services net revenues decreased by $482,000 (4.9%) to $9,450,000 in fiscal 2003 from $9,932,000 in fiscal 2002. The decrease was primarily the result of:

         o a decline in collaborative software net revenues of approximately $695,000. The majority of our collaborative software revenue is generated from service-oriented projects where the revenue is recognized only upon completion of the entire project. In fiscal 2002, we completed two large collaborative software contracts amounting to $532,000, whereas in fiscal 2003, we did not complete any large collaborative software contracts, which resulted in a decrease in net revenues from fiscal 2002 to fiscal 2003; and

         o a decline in engineering software net revenues in North America of approximately $177,000, offset by a $400,000 increase in engineering software net revenues from the Asia-Pacific region. The decrease in engineering software net revenues in North America was due to the special promotional sales offered in the prior year, which resulted in higher sales volume and higher revenues in the previous year. The increase in engineering software net revenues from the Asia-Pacific region was due to sales from the newly established sales office in the Middle East and increases in sales of new STAAD/Pro licenses as well as upgrades.

         IT services net revenues decreased by $4,283,000 (43.4%) to $5,586,000 in fiscal 2003 from $9,869,000 in fiscal 2002. IT services net revenues decreased as a percentage of total net revenues to 27.9% in fiscal 2003 from 40.6% in fiscal 2002. During the past year, the slow economy continued to affect the IT services industry. Many of our customers reduced spending on technology consulting and systems integration services. Due to the slower economy, many companies faced financial constraints and canceled or postponed contracted jobs. In addition, the demand for some of our services decreased during fiscal 2003, which caused us to reduce our billing rates approximately 20% from fiscal 2002 levels. As a result, our IT services revenues continued to decline in fiscal 2003. In fiscal 2003, we responded to the declining business conditions of the IT industry by eliminating excess capacity through workforce reductions and by aggressively reducing discretionary costs to lower the cost of operating this segment of our business. This period of economic uncertainty may continue to impact our IT services business during fiscal 2004.

         Web-based telecommunications and travel services net revenues increased as a percentage of total net revenues to 24.9% in fiscal 2003 from 18.5% in fiscal 2002. In dollar terms, Web-based telecommunications and travel services net revenues increased by $514,000 (11.5%) to $4,997,000 in fiscal 2003 from $4,483,000 in fiscal 2002. This increase was primarily the result of:

         o an increase in revenues from call termination services of approximately $1,213,000 due to the ramp-up efforts that began during the latter part of fiscal 2002 and continued into fiscal 2003;

         o a decrease of $516,000 in retail phone card net revenues in fiscal 2003 compared to those net revenues in fiscal 2002 due to pricing pressures; and

         o a decrease in travel services net revenues of approximately $307,000 for fiscal 2003 compared to the prior fiscal year due in part to the effect of geopolitical events on the global travel industry.

         Although total net revenues from our Web-based telecommunications services increased in fiscal 2003 over the levels in fiscal 2002, total net revenues declined in the fourth quarter of fiscal 2003 due to pricing pressures. In addition, the recent turmoil in the telecommunications industry has increased the uncertainty of the viability of smaller service providers, some of whom are our customers. As a result, we anticipate that telecommunications services net revenues will not improve from current levels for the indefinite future.

         Travel services net revenues decreased during the fourth quarter and fiscal year ended March 31, 2003, compared to the same periods in the prior fiscal year due to competition from other online travel services and reductions in travel agency commissions. Additionally, the decline in travel services revenues in the aftermath of September 11, 2001 (during the second quarter of our fiscal 2002) was further exacerbated by the general decline in travel due to geopolitical events and concerns regarding the threat of the Severe Acute Respiratory Syndrome, or SARS, virus. As a result, in the fourth quarter of fiscal 2003, we did not renew our purchase commitment with the airline for which we are a ticket consolidator. We anticipate that travel services net revenues will not improve from current levels for the indefinite future.

         GROSS PROFIT. Gross profit as a percentage of total net revenues increased to 50.8% in fiscal 2003 from 47.2% in fiscal 2002. In dollar terms, total gross profit decreased by $1,277,000 (11.1%) to $10,185,000 in fiscal 2003 from $11,462,000 in fiscal 2002, due primarily to the decline in gross profit from the IT services segment.

         Historically, the gross profit percentage from the engineering and collaborative software products and services segment has been higher than the gross profit percentage from the IT services segment because service revenues have a higher cost of labor associated with them, consisting largely of the cost of the consultants performing the services. The gross profit percentage in the engineering and collaborative software products and services segment decreased slightly to 88.1% in fiscal 2003 from 88.6% in fiscal 2002. Nevertheless, our engineering and collaborative software products and services segment generally produces a higher gross margin than our other segments due to the relatively lower costs associated with each sale. The cost of revenues for the engineering and collaborative software products and services segment includes amortization of capitalized software development, printing services, direct supplies such as hardware locks and recording media, salaries for the technical support employees, and freight out. The decrease in the gross profit percentage in the engineering and software products and services segment from the prior fiscal year is primarily the result of reduction in revenues in fiscal 2003 from fiscal 2002 levels, with the cost of revenues remaining flat, since some of the components of the cost of revenues, such as amortization of capitalized software development and salaries, do not vary with changes in revenues.

         In fiscal 2003, IT services gross profit percentage increased slightly to 24.6% from 24.2% in fiscal 2002, because of our efforts to control IT services cost of revenues. In dollar terms, IT services gross profit decreased by $1,013,000 (42.5%) to $1,372,000 in fiscal 2003 from $2,385,000 in fiscal
2002 due to the continued market slowdown for the IT industry. The cost of revenues for IT services includes the salaries, bonuses and benefits for all of the consulting employees, including consultants who are "idle" and not billable to a particular customer or project. Our IT service consultants generally receive higher salaries than our technical support employees, and we have employed more consultants than technical support staff, both of which contributed to the lower gross margin as compared to the engineering and collaborative software products and services segment.

         Gross profit from the Web-based telecommunications and travel services segment increased to $487,000 or 9.7% in fiscal 2003 compared to $273,000 or 6.1% in fiscal 2002. Gross profit from Web-based telecommunications services increased to 10.9% in fiscal 2003 from 8.1% in fiscal 2002 due to better pricing on phone minutes purchases as compared to the previous fiscal year. Gross profit percentage from travel services increased to 17.0% in fiscal 2003 from 14.3% in fiscal 2002. Fiscal 2002 gross margins for travel services were negatively impacted by the events of September 11, 2001.

         The cost of revenues for our Web-based telecommunications services includes the cost of buying minutes from another carrier. Although gross profit from our Web-based telecommunications services increased in fiscal 2003 from the levels in fiscal 2002, gross profit declined in the fourth quarter of fiscal 2003 due to pricing pressures. In addition, the turmoil in the telecommunications industry has increased the uncertainty of the viability of smaller service providers, some of whom are our customers. As a result, we anticipate that our Web-based telecommunications services net revenues will not improve from current levels for the indefinite future.

         The cost of travel services includes the cost of purchasing certain airline tickets as a ticket consolidator. The events of September 11, 2001 negatively impacted our travel services. Although the travel business improved after this initial downturn, continuing threats in the worldwide political climate and concerns about the SARS virus have hampered the recovery. Competition from other online travel services, many of which have greater resources than we have, as well as reductions in travel agency commissions due to pricing pressures experienced by the airline industry, may also impact the gross profit from our travel business in the near future.

         Due to the highly competitive nature of Web-based telecommunications and travel services, the gross profit from this segment is lower than the gross profit of our other two business segments.

         In order to improve overall gross profit and gross profit percentage, we are refocusing our sales efforts toward our segment with the highest gross profit, namely, our engineering and collaborative software products and services segment, by working to develop strategic relationships, to increase our volume of telephone sales, and to re-engage with our international distributors. We have cut and will continue to cut the costs of our IT services segment in an effort to prevent further deterioration of gross profit and will continue to closely monitor our costs related to the Web-based telecommunications and travel services businesses.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $1,616,000 (12.4%) to $11,385,000 in fiscal 2003 from $13,001,000 in fiscal 2002 primarily due to our continued efforts to control costs. The major components of the decrease in SG&A expenses were a $723,000 reduction in consulting fees, a $446,000 reduction in advertising expense due to cost control measures, a $460,000 reduction in salaries and related expenses due to employee terminations, a $90,000 reduction in IT sales commissions due to decreased volume of IT sales, and a $193,000 reduction in bad debt expense due to improved accounts receivable collections, offset by a $357,000 increase in dealer sales commissions due to an increase in engineering software revenues from dealers and a $138,000 increase in legal fees. Approximately $525,000 of the $723,000 decrease in consulting expenses was non-cash and related to the issuance during the prior fiscal year of common stock in consideration for services.

         SG&A expenses during the fourth quarter of fiscal 2003 decreased $708,000 (17.7%) to $3,300,000 from $4,008,000 during the same period in the prior fiscal year primarily due to a $554,000 decrease in consulting fees, a $295,000 decrease in bad debt expense due to improved accounts receivable collections, a $213,000 decrease in salaries and related benefits due to employee terminations, and a $53,000 decrease in advertising expense due to cost control measures, offset by a $64,000 increase in legal fees and $54,000 increase in accounting fees, and a $63,000 increase in dealer commissions due to increase in engineering software revenues from dealers.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. In fiscal 2003, R&D expenses increased by $111,000 (6.1%) to $1,935,000 from $1,824,000 in fiscal
2002, due to increased capitalization in fiscal 2002 of software development expenses because of achieving technological feasibility on our WebWorks development efforts.

         AMORTIZATION OF GOODWILL. Amortization of goodwill decreased $1,290,000, to zero dollars in fiscal 2003 from $1,290,000 in fiscal 2002, as a result of our adoption of SFAS No. 142 in fiscal 2003.

         DEPRECIATION. In fiscal 2003, depreciation decreased by $146,000 (11.7%) to $1,097,000 from $1,243,000. In the fourth quarter of fiscal 2003, depreciation decreased $127,000 (31.1%) to $281,000 from $408,000 during the same period in the prior year. Depreciation decreased during the fourth quarter of fiscal 2003 and the full year because many assets were fully depreciated and were not being replaced at the same rate.

         IMPAIRMENT CHARGE. In fiscal 2003, we recorded an impairment charge of $259,000 as compared to the $1,651,000 impairment charge we recorded in fiscal 2002. The impairment charge in fiscal 2003 consisted of $67,000 to write off a capitalized software project and $192,000 to write down a telecommunications switch to its estimated resale value. Due to uncertainties faced by our telecommunications business, in accordance with SFAS No. 144, we recorded an impairment charge of $192,000, equal to the difference between the book value and the estimated resale value of the telecommunications switch. The $1,651,000 impairment charge recorded in fiscal 2002 consisted of $684,000 to write-off capitalized film production costs, $651,000 to write-off assets of Interra Global, one of our subsidiaries in India, and $316,000 to write-down goodwill related to the purchase of e-Destinations, our travel services subsidiary. We wrote off capitalized film production costs, since revenues-to-date and forecasted revenues from these film assets did not support carrying value of the recorded amounts. We surrendered the license held by Interra Global and recorded the above-noted impairment charge related to the write-off of the assets of this subsidiary in the fourth quarter of fiscal 2002. As a result of uncertainties faced by our travel business, in accordance with SFAS No. 121, we recorded an impairment charge of $316,000 to write-down the value of goodwill associated with the acquisition of e-Destinations, which is included in our Web-based telecommunications and travel services segment. The amount of the write-down represented the excess of the carrying amount of goodwill over its fair value.

         SEGMENT PROFITABILITY. Operating loss in the engineering and collaborative software products and services segment decreased by $1,218,000 (26.4%) to $3,387,000 in fiscal 2003 from $4,605,000 in fiscal 2002. Operating loss in the engineering and collaborative software products and services segment in fiscal 2003 included $194,000 in restructuring charges and $67,000 in impairment charges related to the write-off of capitalized software development costs for software that was developed by a third party. In fiscal 2002, the operating loss in the engineering and collaborative software products and services segment included $684,000 related to the write-off of capitalized film production costs. In the IT services segment, the operating loss decreased by $593,000 (79.2%) to $156,000 in fiscal 2003 from $749,000 in fiscal 2002.
Operating loss in the Web-based telecommunications and travel services segment decreased by $1,075,000 (48.5%) to $1,143,000 in fiscal 2003 from $2,218,000 in fiscal 2002. Operating loss in the Web-based telecommunications and travel services segment in fiscal 2003 included $192,000 related to an impairment write-down of a telecommunications switch.

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

         With regard to our ISP initiatives in India, we redirected our primary focus toward communication and connectivity services targeted at the corporate market. Our original focus related to ISP services was that we planned to offer ISP services to both consumers and businesses in India. With the proposed acquisition of a 30% ownership interest in Vital Communications, Ltd., a communications technology company, we had planned to start providing ISP services for the 10,000 customers of Vital Communications as a first step toward becoming an ISP in India. The total amount charged for the refocus of ISP operations in fiscal 2001 was $1,998,000. This total charge consisted of $171,000 in contractual obligations and $1,827,000 in asset write-offs related to ISP operations in India. These charges did not include any employee costs. However, they included the write-off of $537,000 paid toward our proposed acquisition of a 30% ownership interest in Vital Communications, the write-off of $346,000 related to capitalized connectivity charges for the ISP business, and the write-off of $944,000 of ISP infrastructure equipment. The ISP infrastructure equipment related to the Voice Over Internet Protocol ("VOIP") technology. The equipment was determined to have no resale value because VOIP technology was not permitted in India and because it was not cost-effective to sell the equipment in countries where VOIP was permitted since the technology had changed. The restructuring related to the ISP operations resulted in elimination of depreciation and amortization expenses that would have resulted from the ISP-related assets.

         In the Internet portal business, we redirected our primary focus toward the telephony and travel services offered through the portal. The refocus of ISP initiatives and portal operations enabled us to focus on those areas of the Internet-based operations that we believed we could be successful. The restructuring of ISP and portal operations mainly consisted of the write-off of non-performing assets and therefore did not affect ongoing operations. The initial restructuring charge related to the refocus of the portal business was $194,000, of which $168,000 was related to asset write-offs, and $26,000 was related to contractual obligations. These charges did not include any employee costs. The entire $194,000 was paid in fiscal 2001. During fiscal 2002, an additional $67,000 relating to contractual obligations for the portal operations was paid. The restructuring related to the ISP initiatives and portal operations resulted in elimination of depreciation and amortization expenses that would have resulted if these assets were not written off. The amount of future depreciation and amortization expense that would have resulted from these assets if they had not been written off is approximately $399,000 per year.

         In March 2001, we closed our Boston technical support office as part of consolidating our technical support activities. Technical support activities previously offered from that office have been consolidated into the California facility. The closing of this office resulted in the termination of two employees. The restructuring charge related to the consolidation of technical support facilities was $166,000, of which $49,000 related to accrued severance payments for the two terminated employees and $117,000 related to contractual lease obligations for the vacated space. We made cash payments totaling $58,000 in fiscal 2002 toward settlement of obligations related to this activity. By consolidating the technical support functions, beginning in April 2001, we reduced employee costs by approximately $221,000 per year and reduced facility costs by approximately $51,000 per year. During fiscal 2003, we made cash payments of $55,000 for severance expenses relating to the termination of one employee and $47,000 for lease payments for the vacated office space. We expect that employee costs and the facility costs (once the lease obligations are satisfied) will decrease as a result of this restructuring.

         The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not refilled. Due to the size of our operations, a full-fledged internal legal department was unnecessary. We are able to obtain cost-effective legal services, as and when needed, from our continuing external legal counsel. By eliminating the in-house legal department, we reduced employee costs by approximately $127,000 per year beginning in April 2001. In fiscal 2001, we estimated the restructure charge related to the elimination of the in-house legal department to be $42,000. Additional charges of $41,000 and $199,000 were recorded in fiscal 2002 and in fiscal 2003, respectively, since the original estimate of severance expenses was insufficient. During fiscal 2002 and fiscal 2003, we paid $52,000 and $50,000, respectively, toward settlement of obligations due to the terminated employee.

         OTHER EXPENSE (INCOME). Net interest expense increased $33,000 (62.2%) and $107,000 (66.9%) to $86,000 and $267,000 during the quarter and full year ended March 31, 2003, respectively, from the same periods in the prior fiscal year. The increase is primarily due to a decrease in investment income and an increase in debt balances in fiscal 2003 compared to the same periods in the prior fiscal year.

         INCOME TAXES. For fiscal 2003, we recorded an income tax benefit of $204,000, as compared to an income tax expense of $1,192,000 for the prior fiscal year. The tax benefit in fiscal 2003 resulted from changes in estimates of certain tax liabilities that were no longer deemed necessary. The tax expense in fiscal 2002 resulted when we increased our valuation allowance against deferred tax assets by $1,334,000. In assessing the realizability of the net deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. The valuation allowance was offset by approximately $305,000 of income tax benefits due to recovery of taxes paid in prior years, as described in Note 9 "Income Taxes" of notes to our consolidated financial statements included in this report.

         CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. We adopted SFAS No. 142 on April 1, 2002. In accordance with SFAS No. 142, we assessed the fair value of our three reporting units by considering their projected cash flows, using risk-adjusted discount rates, and other valuation techniques. Given consideration of relevant factors, we concluded that, as of April 1, 2002, an impairment write-down for our IT services division was required. In accordance with the provisions of SFAS No. 142, we recorded an impairment charge of $5,824,000 to IT services goodwill in fiscal 2003, and recorded this as a cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Currently, we finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances. We have used debt and equity financing when appropriate and practicable, such as by issuing to Laurus Master Fund, Ltd. a $2,000,000, 6% convertible note in December 2002. Our principal sources of liquidity at March 31, 2003 consisted of $2,861,000 of cash and cash equivalents. Cash and cash equivalents decreased by $605,000 (17.5%) during fiscal 2003. The primary reasons for this decline were cash used in operations, capital expenditures, repayment of bank debt, financing fees and payments toward capital lease obligations, which were offset by the issuance of the 6% convertible note. In fiscal 2003, our consolidated average monthly net cash outflow from operations was approximately $172,000. We expect our average consolidated monthly net cash outflow from operations, excluding certain cash payments related to litigation settlement and professional service payments, to be approximately $100,000 through September 2003.

         Net cash used in operations was $2,068,000 in fiscal 2003 compared to $3,225,000 in fiscal 2002. Net loss was the primary reason for the decrease in cash used in operating activities during fiscal 2003. A $231,000 decrease in accounts payable, a $184,000 increase in deposits, a $152,000 decrease in accrued restructuring costs, and a $118,000 decrease in income taxes payable contributed to the usage of cash in fiscal 2003, and were offset by a $440,000 decrease in accounts receivable, a $305,000 decrease in income tax receivable, a $288,000 increase in deferred revenues, a $224,000 decrease in prepaid expenses and other current assets and a $182,000 decrease in notes and related party loans receivable. In fiscal 2002, a $426,000 decrease in accrued expenses, a $411,000 increase in deposits, a $350,000 increase in prepaid expenses and other current assets, a $305,000 increase in income tax receivable, a $233,000 decrease in deferred revenues, a $177,000 decrease in accrued restructuring charges, and a $164,000 decrease in accounts payable contributed to the usage of cash, and were offset by a $1,161,000 decrease in accounts receivable and a $111,000 increase in other current liabilities.

         Net cash used in investing activities in fiscal 2003 consisted solely of capital expenditures of $233,000 compared to $394,000 in fiscal 2002. In fiscal 2002, an additional $72,000 was used for payments to acquire companies, net of cash acquired.

         In fiscal 2003, financing activities provided cash, whereas in fiscal 2002 we used cash in financing activities. Cash provided by financing activities during fiscal 2003 primarily resulted from the convertible debt we issued to Laurus Master Fund, Ltd. on December 13, 2002. The proceeds from this financing activity, net of financing fees, were $1,786,000. We used $647,000 in fiscal 2003 to repay bank debt and capital lease obligations. In fiscal 2002, we used $943,000 to repay long-term debt and capital lease obligations and to repurchase common stock in settlement of repurchase obligations entered into at the time of acquisition of Allegria Software.

         We incurred net losses of $10,529,000 and $8,944,000 and used cash in operations of $2,068,000 and $3,225,000 in fiscal years 2003 and 2002, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services.

         The following table summarizes our contractual obligations and commercial commitments at March 31, 2003 (in thousands of dollars):

                                             -------------------------------------------------------------------
                                                                    PAYMENTS DUE BY PERIOD
                                             -------------------------------------------------------------------
                                                          LESS THAN 1
                                                          ------------
CONTRACTUAL OBLIGATIONS                           TOTAL       YEAR      1-3 YEARS   4-5 YEARS    AFTER 5 YEARS
-----------------------                           -----       ----      ---------   ---------    -------------
Long-Term Debt                                     2,610       1,340      1,112         107              51
Capital Lease Obligations                          1,039         412        498         129               -
Operating Leases                                   3,876         541        873         680           1,782

                                             -------------------------------------------------------------------
Total Contractual Cash Obligations                 7,525       2,293       2,483        916            1,833

         As indicated above, we historically have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. We have not been able to generate sufficient cash from our operating activities in the past, and there is no assurance we will be able to do so in the future. However, we believe that current and future available capital resources will be adequate to fund our operations for the next twelve months, because we are continuing to implement cost containment measures in an effort to reduce net cash outflow both domestically and abroad and are working to increase sales of our software products. The results of these combined efforts have reduced our consolidated monthly net cash outflow from operations to approximately $100,000 per month excluding certain items related to legal settlement and other professional service payments. We intend to continue these combined efforts with the goal of eliminating our monthly net cash outflow from operations by September 30, 2003.

         Our bank line of credit expired in August 2001 and our $500,000 line of credit from a major stockholder expired March 31, 2003. On July 10, 2003, we received a commitment to modify and expand to $4,000,000 our financing arrangement with Laurus Master Fund, Ltd. The modification and expansion may have a dilutive effect to the existing stockholders. If the final terms are acceptable to both parties, the modification and expansion could be finalized in the quarter ending September 30, 2003. If the proposed modification and expansion does not occur, we may seek other sources of debt or equity funding.

         To the extent we are in need of any additional financing, we cannot assure you that any such additional financing will be available to us on acceptable terms, or at all. In addition, any future financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock likely will include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock.

         We believe we will be able to generate cash from operations or through additional sources of debt and equity financing. If adequate funds from operating or financing activities are not available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, our inability to obtain any needed financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could hinder our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         As described above under the heading "Critical Accounting Policies - Impairment of Long-Lived Assets, Including Goodwill," in June 2001 the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

         We adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 became effective for us on April 1, 2002.

         We assessed the fair value of our three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques. Given consideration of relevant factors, we concluded that, as of April 1, 2002, an impairment write-down for our IT services division was required. We recorded an impairment charge of $5,824,000 to IT services goodwill in fiscal 2003, and recorded this as a cumulative effect of a change in accounting principle. We are required to perform additional reviews for impairment annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

         As described above under the heading "Critical Accounting Policies - Impairment of Long-Lived Assets, Including Goodwill," in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We adopted SFAS No. 144 on April 1, 2002. The adoption of SFAS No. 144 has not materially impacted our consolidated financial condition or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. We adopted the provisions of SFAS No. 146 on January 1, 2003. This statement applies on a prospective basis to exit or disposal activities that are initiated after December 31, 2002, and therefore has not materially impacted our consolidated financial condition or results of operations.

         We adopted the initial recognition and measurement provisions of FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," on January 1, 2003, which provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN No. 45 during the quarter ended March 31, 2003. In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, and these give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles generally accepted in the United States, we continue to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and will recognize any such losses under the guarantees and indemnifications when those losses are estimable.

         Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our service warranties generally does not exceed 15 days following completion of our services. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations. The maximum potential amount of future payments that we could be required to make is generally limited under the indemnification provisions in our customer license and service agreements.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the assets. We also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on April 1, 2003. The adoption of SFAS No. 143 has not materially impacted our consolidated financial condition or results of operations.

         On January 17, 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which requires extensive disclosures and will require companies to evaluate variable interest entities created after January 31, 2003, and existing entities to determine whether to apply the interpretation's consolidation approach to them. Companies must apply the interpretation to entities with which they are involved if the entity's equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date the interpretation's consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise's maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was created. Since we have no interest in any variable interest entity, we believe the adoption of this interpretation will not materially impact our consolidated financial condition or results of operations.

         The EITF recently reached a consensus for EITF 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides accounting guidance for allocation of revenue where delivery or performance of products or services may occur at different points in time or over different periods. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. We believe the adoption of EITF 00-21 will not materially impact our financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for our quarter that began July 1, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. We believe the adoption of SFAS No. 150 will not materially impact our consolidated financial condition or results of operations.

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

         OUR PLANS TO RETURN TO PROFITABILITY DEPEND ON OUR ABILITY TO INCREASE REVENUES DESPITE CONTINUING TO CUT COSTS IN A VARIETY OF AREAS, WHICH MAY NOT BE FEASIBLE.

         We incurred net losses of $10,529,000 and $8,944,000 for the fiscal years ended March 31, 2003 and 2002, respectively. We used cash in operations totaling $2,068,000 and $3,225,000 for the fiscal years ended March 31, 2003 and 2002, respectively. During the past year, we have significantly reduced our operating expenses. However, in order to achieve profitability, we must increase our revenues while continuing to control our expenses. We are continuing to implement cost containment measures in an effort to reduce our cash consumption from operations both domestically and abroad, and we are working to increase sales of our software products. We expect the results of these combined efforts to reduce our average monthly net cash used in operations from $172,000 per month in fiscal 2003 to approximately $100,000 per month excluding certain cash payments related to settlement of litigation and other professional services in the first half of fiscal 2004.

         We intend to continue these combined efforts with the goal of eliminating net cash outflow from operations by September 30, 2003. To accomplish this goal, we are tailoring our cost containment measures to ensure that each of our operating units or costs centers will generate positive cash flow. If adequate funds from operating activities are not available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain portions of our technologies or potential products or other assets. Furthermore, because some of the areas of expense cutting, such as sales and marketing and research and development, involve activities that we ordinarily undertake with the expectation that they will contribute to future revenues, obtaining and maintaining profitability may be difficult, even with reduced expenses. Even if near-term profitability can be achieved through cost cutting, it will not be sustainable if the effect of cost cutting is to impede future revenue growth.

         IF WE ARE UNABLE TO RAISE CAPITAL IN THE FUTURE, WE MAY BE UNABLE TO FUND OPERATING CASH SHORTFALLS.

         Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of our research and development efforts, and the status of competitive products and services. As of March 31, 2003 and 2002, we had working capital of $1,077,000 and $3,766,000, respectively, and an accumulated deficit of $27,334,000 and $16,805,000, respectively. As of those dates, we had $2,861,000 and $3,466,000, respectively, in cash and cash equivalents and $2,889,000 and $3,325,000, respectively, of accounts receivable, net of allowance for doubtful accounts.

         We believe that current and future available capital resources will be adequate to fund our operations for the next twelve months. However, historically we have not been able to generate sufficient cash from our operating activities and have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. On July 10, 2003, we received a commitment to modify and expand to $4,000,000 our financing arrangement with Laurus Master Fund, Ltd., or Laurus. The modification and expansion may have a dilutive effect to the existing stockholders. If the final terms are acceptable to both parties, the modification and expansion could be finalized in the quarter ending September 30, 2003. If the proposed modification and expansion does not occur, we may seek other sources of debt or equity funding. To the extent we are in need of any additional financing, it may not be available to us on acceptable terms, or at all. Our inability to obtain any needed financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also hinder our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

         Any financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock likely will include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock.

         OUR ADOPTION OF SFAS NO. 142 INCREASED OUR LOSSES FOR THE YEAR ENDED MARCH 31, 2003 BY $5,824,000 DUE TO AN IMPAIRMENT WRITE-DOWN FOR OUR IT SERVICES DIVISION AND COULD ALSO CAUSE US TO INCUR LARGE LOSSES IN FUTURE ACCOUNTING PERIODS IF WE DETERMINE THAT THERE HAS BEEN ADDITIONAL IMPAIRMENT OF GOODWILL.

         In July 2001, the FASB issued SFAS No. 142. We adopted this statement effective April 1, 2002. Under this statement, goodwill is no longer amortized and became subject to annual testing for impairment beginning April 1, 2002. The provisions of this statement required us to perform a two-step test to assess goodwill for impairment. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and we need not proceed to the second step. If the carrying value of a reporting unit exceeds its fair value, then we must determine and compare the implied fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we will record an impairment loss for the excess amount.

         We assessed the fair value of our three reporting units by considering their projected cash flows, using risk-adjusted discount rates, and other valuation techniques. Given consideration of relevant factors, we concluded that, as of April 1, 2002, an impairment write-down for our IT services division was required. In accordance with the provisions of the statement, we recorded an impairment charge of $5,824,000 to IT services goodwill in fiscal 2003 as a cumulative effect of a change in accounting principle. We are required to perform additional reviews for impairment annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. We cannot predict whether or when there will be an additional impairment charge, or the amount of any such charge. If the charge is significant, it could cause the market price of our common stock to decline.

         OUR LIMITED OPERATING HISTORY IN OUR TELECOMMUNICATIONS AND TRAVEL SERVICES BUSINESS MAKES IT DIFFICULT TO PREDICT OUR FUTURE SUCCESS.

         We have only been offering Internet-based business-to-business services and telephony and travel services to the global community for the past three years. As a result, we have limited operating histories in each of these lines of business. Therefore, our historical financial information is of limited value in projecting our future success in these markets.

         THE VOTING POWER OF YOUR INVESTMENT AND OUR EARNINGS PER SHARE WOULD BE SUBSTANTIALLY DILUTED IF ALL OR A SIGNIFICANT PORTION OF THE DECEMBER 2002 NOTE WERE CONVERTED INTO SHARES OF OUR COMMON STOCK AT THE INITIAL CONVERSION PRICE.

         The 6% convertible note in the original principal amount of $2,000,000, or the December 2002 note, that we issued to Laurus on December 13, 2002, initially was convertible by Laurus into up to 1,250,000 shares of our common stock at an initial fixed conversion price of $1.60 per share. This number of shares represented approximately 7.2% of the 17,325,150 shares of our common stock that were outstanding on July 7, 2003. As a result, if the entire principal balance of the December 2002 note were converted at the initial conversion price, substantial dilution of the voting power of your investment and of our earnings per share would occur.

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

         The $1.60 initial fixed conversion price of the December 2002 note will be subject to downward weighted-average anti-dilution adjustments in most cases where we issue securities at a purchase, exercise or conversion price that is less than the then-applicable fixed conversion price of the note. For example, if the fixed conversion price were $1.60 per share and we were to issue 1,000,000 shares of common stock at a price of $1.00 per share in a transaction that is not excluded from the anti-dilution provisions, then the fixed conversion price would be reduced to $1.57 per share, and approximately 23,885 additional shares of common stock would become issuable upon conversion of the principal amount of the note. Consequently, the voting power and value of your investment would decline if conversions occurred at the new fixed conversion price.

         THE MARKET PRICE OF OUR COMMON STOCK COULD SUBSTANTIALLY DECLINE AND THE VOTING POWER AND VALUE OF YOUR INVESTMENT COULD BE SUBJECT TO UNLIMITED ADDITIONAL DILUTION IF THE DECEMBER 2002 NOTE WERE CONVERTED ON ONE OR MORE OCCASIONS AT AN ALTERNATE CONVERSION PRICE THAT APPLIES IF WE ISSUE A CALL NOTICE UNDER THAT NOTE, PARTICULARLY IF LAURUS SEQUENTIALLY CONVERTS PORTIONS OF THE NOTE INTO SHARES OF OUR COMMON STOCK AT ALTERNATE CONVERSION PRICES AND RESELLS THOSE SHARES INTO THE MARKET.

         If we issue call notices under the December 2002 note, then an alternate conversion price based on a discount from the market price of our common stock may apply, and the note could become convertible into an unlimited number of additional shares of our common stock, particularly if Laurus sequentially converts portions of the note into shares of our common stock at alternate conversion prices and resells those shares into the market. If Laurus sequentially converts portions of the December 2002 note into shares of our common stock at alternate conversion prices and resells those shares into the market, then the market price of our common stock could decline due to the additional shares available in the market, particularly in light of the relatively thin trading volume of our common stock. Consequently, if Laurus repeatedly converts portions of the note at alternate conversion prices and then resells those underlying shares into the market, a continuous downward spiral of the market price of our common stock could occur that would benefit Laurus at the expense of other existing or potential holders of our common stock, creating a conflict of interest between Laurus and investors who purchase the shares of common stock resold by Laurus following conversion of the December 2002 note.

         CONTRACTUAL LIMITATIONS THAT RESTRICT LAURUS' ABILITY TO CONVERT THE DECEMBER 2002 NOTE MAY NOT NECESSARILY PREVENT SUBSTANTIAL DILUTION OF THE VOTING POWER AND VALUE OF YOUR INVESTMENT.

         The contractual limitations that restrict Laurus' ability to convert the December 2002 note into shares of our common stock are limited in their application and effect and may not prevent substantial dilution of your investment. Laurus may not on any given date convert the note if, and to the extent that, the conversion would result in the issuance of a number of shares of common stock with a dollar value that exceeds 25% of the aggregate dollar trading volume of our common stock during the preceding 30 trading days. However, Laurus may make a series of smaller conversions that do not exceed this limitation but that result in a decline in the market price of our common stock and a decline in the voting power and value of your investment, particularly if Laurus sequentially converts portions of the note into shares of our common stock at alternate conversion prices and resells those shares into the market, as described elsewhere in these risk factors.

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

         A change of control of our company or a substantial decline in the market value of our common stock could occur if, as discussed elsewhere in these risk factors, conversions of the December 2002 note occur at dramatically reduced conversion prices, such as if Laurus sequentially converts portions of the note into shares of our common stock and resells those shares into the market. Nasdaq's qualification standards require, among other things, that issuers apply for initial inclusion on Nasdaq following a change of control. Nasdaq looks at many factors in determining whether a change of control has occurred, including without limitation, changes in the management, board of directors, voting power and ownership of a company. If Nasdaq determines that a change of control has occurred due to conversions of the December 2002 note or otherwise, we would need to file a new listing application if we want to maintain our Nasdaq listing. We do not know whether, at the time, if any, that we would file a new listing application with Nasdaq, we would meet the initial listing standards of either The Nasdaq National Market or The Nasdaq SmallCap Market.

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

         IF WE ARE UNSUCCESSFUL IN ACHIEVING AND MAINTAINING COMPLIANCE WITH OR MODIFYING OUR REGISTRATION OBLIGATIONS WITH REGARD TO THE DECEMBER 2002 NOTE AND RELATED WARRANT, WE WILL CONTINUE TO INCUR SUBSTANTIAL MONETARY PENALTIES.

         The agreements we entered into in connection with our issuance of the December 2002 note require us to, among other things, register for resale the shares of common stock issued or issuable under the note and the accompanying warrant and maintain the effectiveness of the registration statement for an extended period of time. We currently are not in compliance with our registration obligations and are subject to liquidated damage assessments of 1% of the principal amount of the note for the first 45 days of non-compliance and 2% of the principal amount of the note for each month of non-compliance thereafter, subject to pro ration for partial months. On July 10, 2003, we received a commitment to modify and expand to $4,000,000 our financing arrangement with Laurus. The modification and expansion may, among other things, modify our registration obligations. If we are unable to file and obtain and maintain effectiveness of the required registration statement or to modify our registration obligations, then we may be required to pay additional liquidated damages, which would adversely affect our business, operating results, financial condition, and ability to service our other indebtedness by negatively impacting our cash flows.

         OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR CURRENT MANAGEMENT
         TEAM.

         Our founder, Chairman and Chief Executive Officer, Amrit K. Das, and our President and Chief Operating Officer, Jyoti Chatterjee, have each been with us for at least 17 years. Their experience, expertise, industry knowledge and historical company knowledge would be extremely difficult to replace if we were to lose the services of either of them. The precise impact of the loss of services of either of them is extremely difficult to predict, but would likely result in, at a minimum, significant costs to recruit, hire and retain a successor and impair operating results while the successor was being recruited and transitioning into the position.

         THE MARKETS IN WHICH WE CURRENTLY COMPETE WILL CONTINUE TO BE HIGHLY COMPETITIVE, WHICH HAS RESULTED IN SIGNIFICANT PRICE COMPETITION AND LOWER PROFIT MARGINS AND MAY RESULT IN REDUCED REVENUES OR LOSS OF MARKET SHARE.

         The Internet-based services, Internet-based engineering software products and services and telephony services markets each are highly competitive. The market for Internet-based products and services is characterized by an increasing number of entrants due to low start-up costs. Some of our competitors and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than ours. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance. Our future success will depend significantly upon our ability to increase our share of our target markets and to sell additional products, product enhancements and services to our customers. We are experiencing pricing and margin pressures as we work to expand our software products and services market share. We also are experiencing lower profit margins in our telephony operations due to the turmoil in that market sector. As a result of these pricing and margin pressures, we may experience declines in our revenues, gross margins and market share.

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

         OUR OPERATING RESULTS MAY BE ADVERSELY IMPACTED BY EXCHANGE RATE FLUCTUATIONS.

         We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable periods. Foreign currency denominated sales may result in gains and losses on the conversion to United States dollars. Therefore, exchange rate fluctuations can have a detrimental effect on our reported operating results. We do not engage in hedging activities to protect against the risk of currency fluctuations.

         WE SELL A SIGNIFICANT PORTION OF OUR PRODUCTS AND SERVICES TO CUSTOMERS IN INTERNATIONAL MARKETS IN WHICH WE MAY HAVE DIFFICULTY PROTECTING IMPORTANT INTELLECTUAL PROPERTY RIGHTS.

         Sales of our products and services to customers located outside the United States accounted for approximately 37.7% and 24.8% of our total net revenues for the fiscal years ended March 31, 2003 and March 31, 2002, respectively. Our intellectual property rights are an important aspect of our international business. We rely primarily on a combination of contract, copyright, trademark and trade secret laws, domain name registration, license and confidentiality agreements and software security measures to protect our proprietary technology. However, we believe that existing laws provide limited protection for our technology and that it may be possible for a third party to misappropriate our technology or to independently develop similar technology. Protective measures we take may be even less effective in the emerging Internet law field because online contracting, privacy and liability issues, among others, are still being resolved. This lack of certainty is even greater in India, where the use of the Internet is less evolved than in the United States. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where we distribute our products, particularly in foreign countries where the laws generally offer no protection or less protection than the laws of the United States. The laws of India and other foreign countries in which we operate do not protect intellectual property rights to the same extent as the laws of the United States. For example, India's statutory laws do not protect service marks. Because a significant portion of our sales of products and services comes from international markets, this lack of copyright and trade secret protection could adversely affect our business and results of operations if a third party were successful in copying our products and services and marketing products and services similar to ours.

         CONFLICTS INVOLVING INDIA AND FUTURE CHANGES IN THE INDIAN GOVERNMENT POLICY FAVORING ECONOMIC LIBERALIZATION COULD MAKE OUR INDIAN OPERATIONS ECONOMICALLY UNVIABLE.

         During the fiscal years ended March 31, 2003 and March 31, 2002, we derived only approximately 6.2% and 5.5%, respectively, of our total net revenues from sales made by our Indian operations primarily to customers in India. However, nearly one-half of our employees, many of whom are engaged in non-sales activities such as technical support and research and development, were based in India. India has from time to time experienced civil unrest and hostilities with its neighboring countries. Although the Indian government has changed three times since 1996, the government of India has pursued policies of economic liberalization throughout the past decade. These policies have resulted in significantly increased opportunities for publicly and privately held businesses in the information technology services markets in which we operate in India. However, we cannot assure you that the current government will remain in power or that these policies will continue. A significant change in the Indian government's policies could cause our operations in India to become more expensive or more difficult, and in either case cause us to have to re-evaluate the economic viability of operating there. Moreover, if civil unrest or hostilities involving India and any of its neighboring countries should occur, it could have an adverse effect on the communication infrastructure in India, which could, in turn, cause our operations there to cease making economic sense. In that event, we may need to expend significant time and resources in relocating and conducting our Indian operations elsewhere.

         THE RECENT WAR AND CONTINUING TENSIONS IN THE MIDDLE EAST COULD ADVERSELY AFFECT INTERNATIONAL TRAVEL, WHICH, IN TURN, COULD NEGATIVELY IMPACT REVENUES FROM OUR TRAVEL BUSINESS.

         The recent war between Iraq and the coalition forces as well as continuing tensions in the Middle East may adversely impact international travel. Since our travel division derives over 80% of its revenues from international travel, decreases in international travel are likely to reduce revenues from our travel business and for our company overall. If the recent war or subsequent factors affect international travel patterns for more than a short period, our revenues and results of operations could be negatively impacted.

         REVENUES FOR OUR TRAVEL SERVICES DIVISION AND FOR OUR COMPANY OVERALL COULD BE NEGATIVELY AFFECTED IF INTERNATIONAL TRAVEL DECLINES DUE TO CONCERNS OVER THE OUTBREAK OF SARS.

         Our travel business, which focuses on travel to India and neighboring countries, could be adversely affected if the cause or mode of transmission of SARS is not determined soon. The uncertainty regarding SARS may cause travelers to become reluctant to travel by air, which could reduce the demand for our travel services. This, in turn, could negatively impact revenues from our travel division and for our company overall.

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

         UNITED STATES FEDERAL OR STATE GOVERNMENTS MAY INCREASE TELEPHONY REGULATION, WHICH COULD CAUSE OUR TELEPHONY BUSINESS TO BECOME ECONOMICALLY UNVIABLE, EITHER AS A RESULT OF INCREASED EXPENSES OR AS A RESULT OF LIMITATIONS ON GROWING THAT BUSINESS.

         Our provision of telecommunications services is subject to government regulation in the United States. Federal law regulates international and interstate telecommunications, while states have jurisdiction over telecommunications that originate and terminate within the same state. Changes in existing policies or regulations by Congress, by the Federal Communications Commission, or the FCC, or by any state could cause operating in this field to become more expensive or could cause expansion to become more difficult, such as by limiting the ability to obtain necessary licenses. We cannot assure you that the regulatory authorities in one or more states or the FCC will not take action causing this business to become unviable for us.

         OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

         The market prices of securities of technology-based companies like ours, particularly Internet-related companies, currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during the 52-week period ended July 7, 2003, the high and low sale prices of a share of our common stock were $3.70 and $0.68, respectively. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control. These factors include, among others, deviations in our results of operations from the estimates of securities analysts, changes in securities analysts' estimates of our financial performance, changes in market valuations of similar companies and stock market price and volume fluctuations generally. Additionally, until the full effects of cost-cutting that began more than a year ago become clear, including whether those cuts have a long-term negative impact on revenues, it is likely that our quarter-to-quarter performance will be unpredictable and our stock price particularly volatile.

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

         As of March 31, 2003, we had available net operating loss carryforwards of $15,601,000 for federal income tax purposes and $8,710,000 for state income tax purposes. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period. To the extent we are unable to fully use these net operating loss carryforwards to offset future taxable income, we will be subject to income taxes on future taxable income, which will decrease our after-tax income and cash flows.

         THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK GIVES A FEW INDIVIDUALS SIGNIFICANT CONTROL OVER IMPORTANT POLICY DECISIONS AND COULD DELAY OR PREVENT CHANGES OF CONTROL.

         As of July 7, 2003, our executive officers and directors and their family members together beneficially owned approximately 45.2% of the issued and outstanding shares of our common stock. As a result, these persons have the ability to exert significant control over matters that could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving our company. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change of control of our company, even if the change of control would benefit our stockholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

ITEM 7.  FINANCIAL STATEMENTS.

         Our consolidated financial statements are included in this Form 10-KSB beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Our directors, executive officers and key employees as of July 7, 2003 were as follows:


                 Name                    Age                                 Position
                 ----                    ---                                 --------
Amrit K. Das (2)                         57       Chairman of the Board, Chief Executive Officer and
                                                     Director
Jyoti Chatterjee (2)                     47       President, Chief Operating Officer and Director
Santanu Das                              30       Corporate Vice President, President of Engineering and
                                                     Collaborative Software and Director
Stephen Owen                             44       Corporate Vice President, President of European
                                                     Operations and Director
Bruce K. Nelson                          48       Chief Financial Officer
Clara Young                              48       Corporate Vice President, Chief Administrative Officer
                                                     and Secretary
Garret Vreeland (1) (2)                  43       Director
Stanley W. Corbett (1) (2)               70       Director
Dr. Laxmi Mall Singhvi (1)               70       Director

----------------------------
(1) Member of Audit Committee.
(2) Member of Compensation and Stock Option Committee.

         AMRIT K. DAS is the founder of our company and has served as our Chief Executive Officer and as a director since our inception in 1981. Mr. Das also served as our President from our inception until March 1999. Mr. Das holds a B.S. in Civil/Structural Engineering from Calcutta University, India, and an M.S. in Structural Engineering from the University of South Carolina.

         JYOTI CHATTERJEE has served as our President since March 1999 and has served as our Chief Operating Officer and as a director since April 1990. Mr. Chatterjee served as our Chief Financial Officer from March 2001 to March 2002, as our Executive Vice President from April 1990 to March 1999 and as our Chief Consulting Engineer from 1985 to 1990. Mr. Chatterjee holds a B.S. in Structural Engineering from the Indian Institute of Technology and an M.S. in Structural Engineering from the University of Pennsylvania.

         SANTANU DAS has served as our Corporate Vice President and President of Engineering and Collaborative Software since April 2002, as our Vice President New Technology since July 1999 and as a director since September 1996. Prior to that, Mr. Das served as our Corporate Vice President and President, Engineering and Animation Software and ASP from January 2001 to March 2002. Prior to that, Mr. Das served as our Manager of New Technology from May 1997 until June 1999, and as a Senior Engineering Analyst for our company from 1991 to April 1997. Mr. Das holds a B.S. in Structural Engineering from the University of Southern California and an M.S. in Structural Engineering from the Massachusetts Institute of Technology. Santanu Das is the son of Amrit Das.

         STEPHEN OWEN has served as our Corporate Vice President and as a director since September 2001 and as President of our European Operations since October 1999. He served as Senior Vice President from October 1999 to September 2001. Prior to that, he served as our Director of European Operations from 1987 to 1999. Mr. Owen holds a B.S. in Civil Engineering from the University College Swansea, United Kingdom. Mr. Owen is a Chartered Engineer for both Civil and Marine Technology Engineering.

         BRUCE K. NELSON has served as our Chief Financial Officer since April 2002. Prior to joining us, Mr. Nelson served as Chief Financial Officer of Millennium Information Technologies, Inc. from 1997 to April 2002. From 1992 to 1997, he was co-founder and President of Comprehensive Weight Management, a healthcare marketing company. From 1985 to 1992, Mr. Nelson served as Treasurer of Comprehensive Care Corporation, a NYSE-traded national service company. Mr. Nelson holds a B.S. in Finance from University of Southern California and an M.B.A. from Bryant College in Smithfield, Rhode Island.

         CLARA YOUNG has served as our Vice President and Chief Administrative Officer since January 2001 and as Secretary since March 2001. Ms. Young served as our Vice President, Administration from December 1987 to December 2000. Prior to that, Ms. Young served as program analyst with The Technical Group, Inc. from December 1982 to December 1987. Ms. Young holds a B.S. in Computer Science from California State University, Fullerton.

         GARRET VREELAND has served as one of our directors since December 2000. Mr. Vreeland is Vice President, National Sales at Looksmart, Ltd. He has been with Looksmart, Ltd. since February 2002. Prior to that, he was Vice President of United States advertising sales at Lycos from June 1998 to January 2002. From November 1995 to June 1998, Mr. Vreeland was in advertising sales at Time, Inc. Prior to that, Mr. Vreeland spent 11 years in the advertising agency business at Ogilvy & Mather. Mr. Vreeland holds a B.S. in Marketing from University of Vermont.

         STANLEY W. CORBETT has served as one of our directors since October 2002 and as Chairman of our Audit Committee since November 2002. Since 1989, Mr. Corbett has been providing consulting services for software system implementations to first and second tier defense contractors as well as to commercial manufacturers. Prior to that, Mr. Corbett was a manufacturing executive in the aerospace industry. Mr. Corbett holds a B.S. in Mechanical Engineering from Lehigh University, and an M.S. in Industrial Engineering from Stanford University. Mr. Corbett has also completed the UCLA Executive Program.

         DR. LAXMI MALL SINGHVI has served as one of our directors since November 2001. Dr. Singhvi at present is a member of the Rajya Sabha (1998-2004), the Upper House of the Federal Legislature (the Parliament of India); a Senior Advocate in the Supreme Court of India; President of Indira Gandhi National Centre for Arts; Chairman of a National High Level Committee on Persons of Indian Origin and Non-Resident Indians with the rank of Cabinet Minister in the Central Government of India; and President of the Centre for Contemporary Culture. He received the Padma Bhushan, one of the highest civilian honors in India, in 1998 in recognition of his pre-eminent contributions to public law and public affairs. From 1991 to 1997, he served as a High Commissioner for India in the United Kingdom, and in 1987 he was elected Honorary Bencher and Master of the Middle Temple, one of the highest honors for those in the legal profession in the United Kingdom. From 1970 to 1977, he served as the Advocate General of India. Dr. Singhvi is also a recipient of the U Thant Peace Award.

         All directors hold office until the next annual stockholders' meeting or until their respective successors are elected or until their earlier death, resignation or removal. Officers are appointed by, and serve at the discretion of, our board of directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. These officers, directors and stockholders are required by SEC regulations to furnish us with copies of all such reports that they file.

         Based solely upon a review of copies of such reports furnished to us during the fiscal year ended March 31, 2003 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that, during our 2003 fiscal year, all Section 16(a) filing requirements applicable to our reporting persons were met.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         Information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal year 2003 is shown below.

                                             Annual Compensation              Long-Term Compensation
                                      ---------------------------------    ---------------------------
                                                                              Awards          Payouts
                                                                              ------          -------

                                                                            Securities
                                                        Other Annual        Underlying       All Other
          Name and                       Salary       Compensation (1)        Options      Compensation
     Principal Position        Year        ($)              ($)                 (#)            ($)
     ------------------        ----   --------------- -----------------   -------------- -------------
Amrit K. Das                  2003       335,513           34,259 (2)           ---       15,524  (3)
   Chief Executive Officer    2002       348,923           43,024 (2)           ---       18,599  (4)
                              2001       340,615           57,414 (2)         30,000      26,068  (5)

Jyoti Chatterjee              2003       214,665              ---               ---       13,756  (6)
    President and Chief       2002       223,062              ---               ---       15,128  (7)
    Operating Officer         2001       214,292           28,325 (2)         30,000      17,926  (8)

Clara Young                   2003       128,682              ---               ---        6,340  (9)
    Corp. Vice President,     2002       133,962              ---               ---       11,305 (10)
    Chief Administrative      2001       125,192              ---              9,000       7,600 (11)
    Officer

Stephen Owen                  2003       142,610              492 (12)          ---          680 (13)
    Corporate Vice President, 2002       169,043            5,100 (12)          ---          646 (13)
    President, European       2001       150,967            7,820 (12)        12,000         672 (13)
    Operations

Santanu Das                   2003       120,150              ---               ---       11,242 (14)
    Corporate Vice President, 2002       124,616              ---               ---       15,992 (15)
    President, Engineering &  2001       124,616              ---             30,000      12,627 (16)
    Collaborative Software

--------------------------------------------------------------------------------
(1) The costs of certain benefits are not included because they did not exceed, in the case of each named executive officer, the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.
(2) Represent personal expenses paid on behalf of the named executive officer, none of which expenses exceeded 25% of the total expenses reported.
(3) Includes $6,324 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $9,200 in company contributions to the 401(k) plan.
(4) Includes $7,499 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $11,100 in company contributions to the 401(k) plan.
(5) Includes $15,568 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $10,500 in company contributions to the 401(k) plan.
(6) Includes $2,471 in premiums paid by us pursuant to a life insurance policy established for the benefit of Jyoti Chatterjee, $1,689 in premiums paid by us pursuant to a long-term disability insurance policy and $9,596 in company contributions to the 401(k) plan.
(7) Includes $2,471 in premiums paid by us pursuant to a life insurance policy established for the benefit of Jyoti Chatterjee, $1,689 in premiums paid by us pursuant to a long-term disability insurance policy and $10,968 in company contributions to the 401(k) plan.
(8) Includes $5,737 in premiums paid by us pursuant to a life insurance policy established for the benefit of Jyoti Chatterjee, $1,689 in premiums paid by us pursuant to a long-term disability insurance policy and $10,500 in company contributions to the 401(k) plan.
(9) Includes $400 in premiums paid by us pursuant to a long-term disability insurance policy for the benefit of Clara Young and $5,940 in company contributions to the 401(k) plan.
(10) Includes $400 in premiums paid by us pursuant to a long-term disability insurance policy for the benefit of Clara Young and $10,905 in company contributions to the 401(k) plan.
(11) Includes $400 in premiums paid by us pursuant to a long-term disability insurance policy for the benefit of Clara Young and $7,290 in company contributions to the 401(k) plan.
(12) Represents imputed interest for Mr. Owen's non-interest bearing loan.
(13) Represents premiums paid by us pursuant to a life insurance policy established for the benefit of Stephen Owen.

(14) Includes $5,150 in premiums paid by us pursuant to a life insurance policy established for the benefit of Santanu Das and $6,092 in company contributions to the 401(k) plan.
(15) Includes $5,150 in premiums paid by us pursuant to a life insurance policy established for the benefit of Santanu Das and $10,842 in company contributions to the 401(k) plan.
(16) Includes $5,150 in premiums paid by us pursuant to a life insurance policy established for the benefit of Santanu Das and $7,477 in company contributions to the 401(k) plan.

STOCK OPTION GRANTS IN FISCAL 2003

         In fiscal 2003, no stock options were granted to the named executive officers. We have never granted any stock appreciation rights.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         Shown below is information with respect to the number of shares of our common stock underlying unexercised options at March 31, 2003 and the value of unexercised in-the-money options at March 31, 2003 for the named executive officers. The named executive officers did not hold any stock appreciation rights or exercise any options during fiscal 2003.

                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                       AND FISCAL YEAR-END OPTION VALUES

                                                              Number of Securities
                                                         Underlying Unexercised Options        Value of Unexercised In-the-Money
                           Shares                            At Fiscal Year-End (#)              Options at Fiscal Year-End ($)
                        Acquired on         Value            ----------------------              ------------------------------
         Name           Exercise (#)     Realized ($)        Exercisable      Unexercisable      Exercisable      Unexercisable
         ----           ------------     ------------        -----------      -------------      -----------      -------------
Amrit K. Das                 ---             ---             190,000            10,000           319,200              16,800

Jyoti Chatterjee             ---             ---             246,000            10,000           413,280              16,800

Clara Young                  ---             ---              83,000             3,000           139,440               5,040

Stephen Owen                 ---             ---              88,000             4,000           147,840               6,720

Santanu Das                  ---             ---             190,000            10,000           319,200              16,800


LONG-TERM INCENTIVE PLAN AWARDS

         In fiscal 2003, no awards were made to the named executive officers under long-term incentive plans.

DIRECTORS' COMPENSATION

         During fiscal 2003, our directors did not receive any cash compensation for service on our board of directors or any committee thereof, but were reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. At the discretion of the Stock Option Committee of the board of directors, directors may be granted stock options. In fiscal 2003, Stanley W. Corbett was awarded a non-qualified option to purchase 12,000 shares of our common stock upon his appointment to our board of directors in July 2002. This option has an exercise price of $2.63 per share and vests in three equal annual installments commencing July 24, 2002.

REPRICING OF OPTIONS AND SARS

         No adjustments to or repricing of stock options previously awarded to named executives occurred in fiscal 2003.

EMPLOYMENT AGREEMENTS

         In June 2001, we entered into five-year employment agreements with each of Amrit Das, our Chairman and Chief Executive Officer, Jyoti Chatterjee, our President and Chief Operating Officer, Clara Young, our Corporate Vice President, Chief Administrative Officer and Secretary, and Santanu Das, our Corporate Vice President, and President, Engineering and Collaborative Software.

         The agreements provide that Mr. Amrit Das, Mr. Chatterjee, Ms. Young and Mr. Santanu Das will receive minimum base annual salaries of $312,000, $202,800, $117,000 and $120,000, respectively. Each agreement also provides for the grant of an annual bonus in the discretion of the Compensation Committee of the board of directors. The annual salaries may be adjusted upward in the discretion of the Compensation Committee. Each employment agreement will terminate prior to its expiration if the employee dies or becomes permanently disabled, if we cease to conduct business, or at our election for good cause as defined in the agreements. If we terminate an agreement other than for good cause, the employee shall (a) continue to be paid base salary and bonuses for the remainder of the term of the agreement, (b) continue to receive all benefits and perquisites which he or she had been receiving immediately prior to such termination for the remainder of the term of the agreement, and (c) be immediately vested in all stock options to which he or she would have been entitled during the full term of the agreement had the termination not occurred.

         Each of the agreements contains provisions for confidentiality and assignments of intellectual property rights. In addition, each of the agreements prohibits the employees from competing with us and from recruiting our employees, suppliers or independent contractors within one year after termination of the agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP TABLE

     GENERAL

         As of July 7, 2003, 17,325,150 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

         o        each of our directors;

         o each of our named executive officers listed in the summary compensation table;

         o        all of our directors and executive officers as a group; and

         o each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table.

         Except as indicated below, the address for each named beneficial owner is the same as ours. The information with respect to each person is as supplied or confirmed by such person or based upon statements filed with the SEC. The inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership. Percentages shown as an asterisk represent less than 1.00%.

         Beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the SEC, and generally includes voting or investment power with respect to securities. Except as indicated below, we believe each holder possesses sole voting and investment power with respect to all of the shares of common stock shown below as owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options or warrants or underlying notes held by that holder that are currently exercisable or convertible or are exercisable or convertible within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

     SHARES BENEFICIALLY OWNED BY LAURUS MASTER FUND, LTD.

         Laurus Master Fund, Ltd., or Laurus, is a security holder named in the table below. Laurus holds a warrant to purchase up to 200,000 shares of our common stock and a 6% secured convertible note that we issued in December 2002. The warrant is exercisable at various fixed exercise prices. The exercise prices and number of shares underlying the warrant are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like.

         The note is convertible at a fixed conversion price of $1.60 per share, subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like, and in connection with future issuances of our common stock at prices per share below the then-applicable conversion price. However, under certain circumstances, such as if we are in default under the note or if a conversion occurs pursuant to a call notice, an alternate conversion price based on a discount from the market price of our common stock may apply. As of the date of the table, the outstanding principal balance of the note was $1,800,000. For purposes of calculating the number of shares shown in the table as underlying the note, we have used a conversion price of $1.60.

         Laurus is subject to various beneficial ownership and conversion volume limitations with regard to the note and the warrant. Laurus may not on any given date convert the note if, and to the extent, that the conversion would result in the issuance of a number of shares of common stock with a dollar value that exceeds 25% of the aggregate dollar trading volume of our common stock during the preceding 30 trading days. However, Laurus may make a series of smaller conversions that do not exceed this limitation.

         In addition, Laurus is subject to a contractual 4.99% beneficial ownership limitation that prohibits Laurus from converting the note or exercising the warrant if and to the extent that the conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of our outstanding common stock. However, this 4.99% limitation automatically becomes void upon an event of default under the note and can be waived by Laurus upon 75 days' advance notice to us. In addition, this 4.99% limitation does not prevent Laurus from converting the note into or exercising the warrant for shares of common stock and then reselling those shares in stages over time where Laurus and its affiliates do not, at any given time, beneficially own shares in excess of the 4.99% limitation. Further, a contractual limitation that prohibits Laurus from converting the note or exercising the warrant if, and to the extent, the conversion or exercise would result in Laurus and its affiliates beneficially owning more than 3,463,625 shares of our common stock, will be removed if and when we obtain stockholder approval at Laurus' request or if an exemption from applicable Nasdaq corporate governance rules becomes available.

         To our knowledge, Laurus has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by it, except that Laurus Capital Management, LLC, a Delaware limited liability company, may be deemed a control person of the shares held by Laurus. David Grin and Eugene Grin are the principals of Laurus Capital Management, LLC, and their address is 152 West 57th Street, New York, New York 10019.


     Name and Address                         Amount and Nature of Beneficial          Percent of Class
     of Beneficial Owner                      Ownership of Common Stock                of Common Stock
     ------------------                       -------------------------                ---------------
     Amrit K. Das                                  2,760,018 (1)                           15.8%

     Jyoti Chatterjee                                517,490 (2)                            2.9%

     Clara Young                                     118,372 (3)                              *

     Stephen Owen                                    171,524 (4)                              *

     Santanu Das                                   2,740,900 (5)                           15.6%

     Garret W. Vreeland                                6,667 (6)                              *

     Stanley W. Corbett                                8,000 (7)                              *

     Dr. Laxmi M. Singhvi                              4,167 (8)                              *

     Peter Kellogg                                 3,776,500 (9)                           21.8%

     Sormistha Das                                1,865,924 (10)                           10.8%

     Laurus Master Fund, Ltd.                     1,346,082 (11)                            7.2%

     All directors and executive
      officers as a group (9
      persons)                                    6,327,138 (12)                           34.9%

---------------
(1) Includes 1,279,759 shares of common stock held by the A. and P. Das Living Trust, of which trust Amrit Das is the trustee, and 190,000 shares of common stock underlying options. Also includes 50,000 shares of common stock held by the Purabi Das Foundation, Inc., of which foundation Amrit Das is the trustee. Mr. Das disclaims beneficial ownership of the shares held by the foundation.
(2)    Includes 246,000 shares of common stock underlying options.
(3)    Includes 83,000 shares of common stock underlying options.
(4)    Includes 38,202 shares of common stock held indirectly through Mr.
       Owen's spouse and 88,000 shares of common stock underlying options.
(5)    Includes 190,000 shares of common stock underlying options.
(6)    Represents shares of common stock underlying options.
(7)    Represents shares of common stock underlying options.
(8)    Represents shares of common stock underlying options.
(9) Includes 145,000 shares of common stock held indirectly through I.A.T. Reinsurance Syndicate, Ltd., a Bermuda corporation of which Mr. Kellogg is the sole holder of voting stock. Mr. Kellogg disclaims beneficial ownership of the shares held by that corporation. The address for Mr. Kellogg is 120 Broadway, New York, New York, 10271.

(10)   Includes 3,000 shares of common stock underlying options.
(11) Represents 200,000 shares of common stock underlying warrants and 1,146,082 shares of common stock underlying a convertible promissory note.
(12) Includes 815,834 shares of common stock underlying options, 50,000 shares of common stock that are held indirectly by Amrit Das and as to which Mr. Das disclaims beneficial ownership, and 38,202 shares of common stock that are held indirectly by Mr. Owen's spouse.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of March 31, 2003. The existing equity compensation plans include Research Engineers, Inc. 1996 Stock Option Plan (the "1996 Plan"), Research Engineers, Inc. 1997 Stock Option Plan (the "1997 Plan"), Research Engineers, Inc. 1998 Stock Option Plan (the "1998 Plan") and netGuru, Inc. 2000 Stock Option Plan (the "2000 Plan") (together "the option plans").

                                                                                    Number of Securities
                                                                                   Remaining Available for
                                                                                    Future Issuance Under
                            Number of Securities to be      Weighted Average         Equity Compensation
                              Issued Upon Exercise of       Exercise Price of         Plans (Excluding
                              Outstanding Options and      Outstanding Options     Securities Reflected in
      Plan Category              Warrants (a) (1)           and Warrants (b)             Column (a))
      -------------              ----------------           ----------------             -----------
Equity compensation
   plans approved by
   security holders                  1,826,000                    $2.18                    872,000
Equity compensation
   plans not approved by
   security holders                     --                        --                         ---
                            ---------------------------- ------------------------ --------------------------
Total                                1,826,000                    $2.18                    872,000
                            ============================ ======================== ==========================

(1) Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

         The option plans permit grants of both incentive stock options and non-qualified stock options. Options under all plans generally vest over 3 years, though the vesting periods may vary from person to person, and are exercisable subject to continued employment and other conditions.

         At March 31, 2003, there were 368,000 options outstanding under the 1996 Plan at a weighted average exercise price of $1.39; 330,000 options outstanding under the 1997 Plan at a weighted average exercise price of $1.48; 598,000 options outstanding under the 1998 Plan at a weighted average exercise price of $2.28; and 530,000 options outstanding under the 2000 Plan at a weighted average exercise price of $3.06 (see Note 5 "Stockholders' Equity" of Notes to Consolidated Financial Statements included in this report).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As described in Items 5 and 11 of this report, in December 2002, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. Pursuant to that agreement, we issued to Laurus Master Fund, Ltd. a 6% convertible note in the principal amount of $2,000,000 that matures on December 13, 2004, and a warrant to purchase up to 200,000 shares of our common stock at various exercise prices. The net proceeds from the note were used for general working capital. The note, which is being amortized over a 20-month period commencing on May 1, 2003, may be repaid, at our option, in cash or through the issuance of shares our common stock under certain circumstances. As a result of this financing, Laurus Master Fund, Ltd. became the beneficial owner of more than 5% of our outstanding common stock if contractual beneficial ownership and conversion limitations are disregarded. In connection with this financing, we paid a $200,000 fee to an affiliate of Laurus Master Fund, Ltd. On July 10, 2003, we received a commitment to modify and expand to $4,000,000 our financing arrangement with Laurus Master Fund, Ltd. The modification and expansion may have a dilutive effect to the existing stockholders. If the final terms are acceptable to both parties, the modification and expansion could be finalized in the quarter ending September 30, 2003.

         In July 2002, Mr. Peter Kellogg, one of our major stockholders, executed a letter of commitment to provide us with a revolving line of credit expiring March 31, 2003, in the amount of $500,000 at annual interest rates varying from 2.0% over prime rate to 10.0% over prime rate depending on the outstanding balance. The revolving line of credit had no loan covenant or ratio requirements. We did not borrow any funds under this line of credit prior to its expiration on March 31, 2003.

         In February 2002, Mr. Amrit Das and Mr. Jyoti Chatterjee pledged some of their personal assets as collateral to finance our telephony switch for $500,000.

         On May 3, 2001, we entered into an interest bearing secured loan agreement and promissory note with Mr. Santanu Das, an officer and director of our company, in the amount of $70,000 at an annual interest rate of 6%. The loan was payable through payroll withholdings from August 24, 2001 through August 4, 2006. Shares of netGuru common stock owned by Mr. Das, as well as all vested but unexercised options held by him, secured the loan. In April 2002, Mr. Das repaid the balance of this loan in full.

         In November 2000, we entered into a non-interest bearing secured loan agreement and promissory note with Mr. Stephen Owen, an officer and director of our company, in the amount of $85,000. The loan was secured by Mr. Owen's pledge of the proceeds from the exercise and sale of his vested options. As of March 31, 2003, the total outstanding balance on this loan was $7,879, which is included in notes and related party receivable in the accompanying consolidated financial statements. In June 2003, Mr. Owen repaid this loan in full.

         In March 1999, Mr. Amrit Das personally guaranteed a term loan from a bank in India. The term loan is secured by substantially all of our assets located in India. The term loan bears an annual interest of 16.6% payable monthly. The principal is payable in quarterly installments beginning June 2000 and ending March 2005. At March 31, 2003, we owed $541,000 on this loan.

         We are a party to employment agreements with related parties, as more particularly described in Item 10 of this report. In addition, Sormistha Das, who beneficially owned more than 10% of our outstanding shares of common stock as of July 7, 2003, serves as our assistant controller.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  2.1 Stock Purchase Agreement dated March 27, 2000 between the registrant, Allegria Software, Inc. and GRAL, Inc. (1)

                  2.2 Shareholders Agreement dated May 25, 2000 between the registrant and Anup Das, individually and on behalf of the Indian Shareholders (defined therein) (1)

                  3.1 Form of Restated Certificate of Incorporation of the registrant filed with the Delaware Secretary of State on August 28, 2000 (2)

                  3.5      Bylaws of the registrant (4)

                  4.1 netGuru, Inc. Securities Purchase Agreement dated December 13, 2002 by and between the registrant and Laurus Master Fund, Ltd. (3)

                  4.2 Amendment No. 1 to Securities Purchase Agreement dated as of December 13, 2002 by and between the registrant and Laurus Master Fund, Ltd.

                  4.3 6% Convertible Note dated December 13, 2002 in the principal amount of $2,000,000 made by the registrant in favor of Laurus Master Fund, Ltd. (3)

                  4.4 Amendment No. 1 to Convertible Note in the principal amount of amount of $2,000,000 dated June 4, 2003 by and between the registrant and Laurus Master Fund, Ltd.

                  4.5 Common Stock Purchase Warrant dated December 13, 2002 issued by the registrant in favor of Laurus Master Fund, Ltd.

                  4.6 Security Agreement dated December 13, 2002 by and between the registrant and Laurus Master Fund, Ltd.
                           (3)

                  4.7 Security Agreement dated December 13, 2002 by and between United States subsidiaries of the registrant and Laurus Master Fund, Ltd. (3)

                  4.8 Guarantee Agreement dated December 13, 2002 by and between United States subsidiaries of the registrant and Laurus Master Fund, Ltd. (3)

                  10.1     Research Engineers, Inc. 1996 Stock Option Plan
                           (4)(#)

                  10.2     Research Engineers, Inc. 1997 Stock Option Plan
                           (5)(#)

                  10.3     Research Engineers, Inc. 1998 Stock Option Plan
                           (6)(#)

                  10.4     netGuru, Inc. 2000 Stock Option Plan (5) (#)

                  10.5 Employment Agreement dated June 1, 2001, by and between the registrant and Amrit K. Das (7) (#)

                  10.6 Employment Agreement dated June 1, 2001, by and between the registrant and Jyoti Chatterjee (7) (#)

                  10.7 Employment Agreement dated June 1, 2001, by and between the registrant and Clara Y. M. Young (7) (#)

                  10.8 Employment Agreement dated June 1, 2001, by and between the registrant and Santanu Das (7) (#)

                  10.9 Employee Loan Agreement and Promissory Note dated May 3, 2001 by and between the registrant and Santanu Das(8)

                  10.10 Employee Loan Agreement and Promissory Note dated November 1, 2000 by and between the registrant and Stephen Owen (8)

                  10.11 Standard Industrial/Commercial Single-Tenant Lease-Net dated November 30, 1999 by and between Lowenberg Corporation and the registrant (8)

                  10.12 Salary Deferral Arrangement for Executives of Research Engineers (Europe) Ltd.

                  10.13 netGuru, Inc. Securities Purchase Agreement dated December 13, 2002 by and between the registrant and Laurus Master Fund, Ltd. (3)

                  10.14 Amendment No. 1 to Securities Purchase Agreement dated as of December 13, 2002 by and between the registrant and Laurus Master Fund, Ltd. (filed as
                           Exhibit 4.2 to this Form 10-KSB)

                  10.15 6% Convertible Note dated December 13, 2002 in the principal amount of $2,000,000 made by the registrant in favor of Laurus Master Fund, Ltd. (3)

                  10.16 Amendment No. 1 to Convertible Note in the principal amount of amount of $2,000,000 dated June 4, 2003 by and between the registrant and Laurus Master Fund, Ltd. (filed as Exhibit 4.4 to this Form 10-KSB)

                  10.17 Common Stock Purchase Warrant dated December 13, 2002 issued by the registrant in favor of Laurus Master Fund, Ltd. (filed as Exhibit 4.5 to this Form 10-KSB)

                  10.18 Security Agreement dated December 13, 2002 by and between the registrant and Laurus Master Fund, Ltd.
                           (3)

                  10.19 Security Agreement dated December 13, 2002 by and between United States subsidiaries of the registrant and Laurus Master Fund, Ltd. (3)

                  10.20 Guarantee Agreement dated December 13, 2002 by and between United States subsidiaries of the registrant and Laurus Master Fund, Ltd. (3)

                  21.1     Subsidiaries of the registrant

                  23.1     Independent Auditors' Consent

                  99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                 The registrant filed a Form 8-K for March 27, 2003 that contained "Item 5 - Other Events" and "Item 7 - financial Statements and Exhibits." The Form 8-K contained an earnings release and discussions of anticipated impacts of the registrant's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," and changes in the registrant's reporting segments and updates to the registrant's business description. The registrant filed an amendment to this Form 8-K on May 5, 2003.

------------------------------------------------------------
# Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

(1) Filed as an exhibit to the registrant's Form 10-KSB for March 31, 2000 that was filed with the SEC on June 26, 2000 (File No. 0-28560), and incorporated herein by reference.

(2) Filed as an exhibit to the registrant's information statement that was filed with the SEC pursuant to Section 14 (c) of the Securities Act on July 27, 2000 (File No. 0-28560), and incorporated herein by reference.

(3) Filed as an exhibit to the registrant's Form 8-K for December 5, 2002 that was filed with the SEC on December 20, 2002 (File No. 0-28560 and incorporated herein by reference.

(4) Filed as an exhibit to the registrant's registration statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA), and incorporated herein by reference.

(5) Filed as an exhibit to the registrant's registration statement on Form S-8 (Registration No. 333-84184) that was filed with the SEC on March 12, 2002, and incorporated herein by reference.

(6) Filed as an exhibit to the registrant's proxy statement that was filed with the SEC pursuant to Section 14(a) of the Securities Act on November 12, 1998 (File No. 0-28560), and incorporated herein by reference.

(7) Filed as an exhibit to the registrant's Form 10-KSB for March 31, 2001 that was filed with the SEC on July 13, 2001 (File No. 0-28560), and incorporated herein by reference.

(8) Filed as an exhibit to Amendment No. 1 to the registrant's Form 10-KSB for March 31, 2002 that was filed with the SEC on December 3, 2002 (File No. 0-28560), and incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 23, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                         NETGURU, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1. Independent Auditors' Report                                              F-2

2. Consolidated Financial Statements:

         Consolidated Balance Sheet as of March 31, 2003                     F-3

         Consolidated Statements of Operations for the years ended
         March 31, 2003 and 2002                                             F-4

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Loss for the years ended
         March 31, 2003 and 2002                                             F-6

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2003 and 2002                                             F-7

         Notes to Consolidated Financial Statements                          F-9

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of netGuru, Inc. and subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for the years ended March 31, 2003, and 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on April 1, 2002.

                                                     /s/ KPMG LLP

Costa Mesa, California
June 9, 2003, except as to the second paragraph of Note 4 and
Note 12, which are as of July 10, 2003

                                   NETGURU, INC. AND SUBSIDIARIES

                                     Consolidated Balance Sheet

                                           March 31, 2003

                         (In thousands, except share and per share amounts)

                                              ASSETS

Current assets:
    Cash and cash equivalents                                                               $  2,861
    Accounts receivable (net of allowance for doubtful accounts of $735)                       2,889
    Notes and related party loans receivable                                                      88
    Deposits                                                                                     670
    Prepaid expenses and other current assets                                                    858
                                                                                            ---------

           Total current assets                                                                7,366

Property, plant and equipment, net                                                             3,113
Goodwill (net of accumulated amortization of $4,438)                                           3,281
Other assets                                                                                     553
                                                                                            ---------

                                                                                            $ 14,313
                                                                                            =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                                       $  1,340
    Current portion of capital lease obligations                                                 412
    Accounts payable                                                                             802
    Accrued expenses                                                                           1,129
    Income taxes payable                                                                          79
    Deferred revenues                                                                          2,094
    Other liabilities                                                                            234
    Accrued restructuring costs                                                                  199
                                                                                            ---------

           Total current liabilities                                                           6,289

Long-term debt, net of current portion                                                         1,270
Capital lease obligations, net of current portion                                                627
Deferred gain on sale-leaseback                                                                  817
                                                                                            ---------

           Total liabilities                                                                   9,003
                                                                                            ---------

Commitments and contingencies  (note 8)

Stockholders' equity:
    Preferred stock, par value $.01; authorized 5,000,000 shares; no shares issued and
      outstanding                                                                                 --
    Common stock, par value $.01; authorized 150,000,000 shares; issued and
      outstanding 17,325,150                                                                     173
    Additional paid-in capital                                                                33,322
    Accumulated deficit                                                                      (27,334)
    Accumulated other comprehensive loss:
      Cumulative foreign currency translation adjustments                                       (851)
                                                                                            ---------

           Total stockholders' equity                                                          5,310
                                                                                            ---------

                                                                                            $ 14,313
                                                                                            =========

                      See accompanying notes to consolidated financial statements.

                                                F-3

                                   NETGURU, INC. AND SUBSIDIARIES

                                Consolidated Statements of Operations

                                 Years ended March 31, 2003 and 2002

                         (In thousands, except share and per share amounts)

                                                                          2003           2002
                                                                       ---------      ---------
Net revenues:
    Engineering and collaborative software products and services       $  9,450       $  9,932
    IT services                                                           5,586          9,869
    Web-based telecommunications and travel services                      4,997          4,483
                                                                       ---------      ---------

           Total net revenues                                            20,033         24,284

Cost of revenues:
    Engineering and collaborative software products and services          1,124          1,128
    IT services                                                           4,214          7,484
    Web-based telecommunications and travel services                      4,510          4,210
                                                                       ---------      ---------

           Total cost of revenues                                         9,848         12,822

           Gross profit                                                  10,185         11,462
                                                                       ---------      ---------

Operating expenses:
    Selling, general and administrative                                  11,385         13,001
    Research and development                                              1,935          1,824
    Amortization of goodwill                                                 --          1,290
    Depreciation                                                          1,097          1,243
    Impairment charge                                                       259          1,651
    Restructuring charge                                                    194             25
                                                                       ---------      ---------

           Total operating expenses                                      14,870         19,034
                                                                       ---------      ---------

           Operating loss                                                (4,685)        (7,572)
                                                                       ---------      ---------

Other expense (income):
    Interest, net                                                           267            160
    Other                                                                   (43)            20
                                                                       ---------      ---------

           Total other expense                                              224            180
                                                                       ---------      ---------

Loss before income taxes and cumulative effect of a
    change in accounting principle                                       (4,909)        (7,752)

Income tax (benefit) expense                                               (204)         1,192
                                                                       ---------      ---------

Loss before cumulative effect of a change in accounting principle        (4,705)        (8,944)
Cumulative effect of a change in accounting principle                    (5,824)            --
                                                                       ---------      ---------

           Net loss                                                    $(10,529)      $ (8,944)
                                                                       =========      =========

                                    (continued on following page)


                                   NETGURU, INC. AND SUBSIDIARIES

                       Consolidated Statements of Operations (Continued)

                                Years Ended March 31, 2003 and 2002

                      (In thousands, except share and per share amounts)

                                                                           2003                 2002
                                                                     --------------       --------------
Basic and diluted loss per common share:

Loss per common share before cumulative effect of a change in
    accounting principle                                             $       (0.27)       $       (0.53)
Cumulative per share effect of a change in accounting principle              (0.34)                  --
                                                                     --------------       --------------
Basic and diluted loss per common share                              $       (0.61)       $       (0.53)
                                                                     ==============       ==============
Common shares used in computing basic and diluted loss
   per common share:                                                    17,309,704           16,982,496
                                                                     ==============       ==============

                           See accompanying notes to consolidated financial statements.

                                                     F-5


                                             NETGURU, INC. AND SUBSIDIARIES

                       Consolidated Statements of Stockholders' Equity and Comprehensive Loss

                                         Years ended March 31, 2003 and 2002

                                        (In thousands, except share amounts)
                                                                                                                             TOTAL
                                            COMMON STOCK                                    ACCUMULATED                   COMPREHEN-
                                       -----------------------    ADDITIONAL                   OTHER           TOTAL         SIVE
                          PREFERRED      NUMBER OF      PAR        PAID-IN    ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'   INCOME
                            STOCK         SHARES       VALUE       CAPITAL      DEFICIT     INCOME (LOSS)      EQUITY       (LOSS)
                          -----------  -----------     -------   -----------  ------------  --------------   ------------  ---------
Balance, March 31, 2001   $     --     16,864,604      $  169    $   32,621   $    (7,861)  $      (1,037)  $     23,892

    Net loss                    --           --            --            --        (8,944)             --         (8.944)  $ (8,944)

    Foreign currency
    translation                 --           --            --            --            --             (57)           (57)       (57)
                          -----------  -----------     -------   -----------  ------------  --------------   ------------  ---------

Comprehensive loss for
   the year ended March
   31, 2002                     --           --            --            --        (8,944)            (57)            --    $(9,001)
                                                                                                                            ========
Issuance of common
   stock to consultants         --        325,000           3           703            --              --            706

Exercise of stock
   options                      --         88,246           1            55            --              --             56

Repurchase of common
   stock                        --        (12,000)         --          (400)           --              --           (400)

Compensation expense
   for stock options
   issued to employees
   below fair value             --           --            --            78            --              --             78
                          -----------  -----------     -------   -----------  ------------  --------------   ------------

Balance, March 31, 2002         --     17,265,850         173        33,057       (16,805)         (1,094)        15,331

    Net loss                    --           --            --            --       (10,529)             --        (10,529)  $(10,529)

    Foreign currency
    translation                 --           --            --            --            --             243            243        243
                          -----------  -----------     -------   -----------  ------------  --------------   ------------  ---------

Comprehensive loss for
   the year ended March
   31, 2003                     --           --            --            --       (10,529)            243             --   $(10,286)
                                                                                                                           =========

Exercise of stock options       --         32,800          --            55            --              --             55

Issuance of common stock        --         26,500          --            56            --              --             56

Issuance of warrants            --           --            --           199            --              --            199

Other                           --           --            --           (45)           --              --            (45)
                          -----------  -----------     -------   -----------  ------------  --------------   ------------

Balance, March 31, 2003   $     --     17,325,150      $  173    $   33,322   $   (27,334)  $        (851)   $     5,310
                          ===========  ===========     =======   ===========  ============  ==============   ============

                                 See accompanying notes to consolidated financial statements.


                                   NETGURU, INC. AND SUBSIDIARIES

                                Consolidated Statements of Cash Flows

                                 Years ended March 31, 2003 and 2002

                                           (In thousands)
                                                                                  2003            2002
                                                                                ---------      ---------
Cash flows from operating activities:
    Net loss                                                                    $(10,529)      $ (8,944)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                              1,488          2,731
        Cumulative effect of a change in accounting principle                      5,824             --
        Bad debt expense                                                             129            358
        Deferred income taxes                                                       (172)         1,334
        Expense recognized on issuance of stock and stock options                     52            603
        Restructuring charge                                                         194             25
        Impairment charge                                                            259          1,651
        Loss on disposal of property                                                   1            146
        Changes in operating assets and liabilities (net of acquisitions):
          Accounts receivable                                                        440          1,161
          Notes and related party loans receivable                                   182           (256)
          Income tax receivable                                                      305           (305)
          Prepaid expenses and other current assets                                  224           (350)
          Deposits                                                                  (184)          (411)
          Other assets                                                               (22)           (38)
          Accounts payable                                                          (231)          (164)
          Accrued expenses                                                            39           (426)
          Income taxes payable                                                      (118)            29
          Accrued restructuring costs                                               (152)          (177)
          Other current liabilities                                                  (15)           111
          Deferred revenues                                                          288           (233)
          Deferred gain on sale-leaseback                                            (70)           (70)
                                                                                ---------      ---------

                  Net cash used in operating activities                           (2,068)        (3,225)
                                                                                ---------      ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                       (233)          (394)
    Payments to acquire companies, net of cash acquired                               --            (72)
                                                                                ---------      ---------

                  Net cash used in investing activities                             (233)          (466)
                                                                                ---------      ---------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                       2,239             93
    Financing fees                                                                  (214)            --
    Repayment of long-term debt                                                     (225)          (314)
    Payment of capital lease obligations                                            (422)          (265)
    Issuance of common stock                                                          55             79
    Repurchase of common stock                                                        --           (364)
                                                                                ---------      ---------

                  Net cash provided by (used in) financing activities              1,433           (771)
                                                                                ---------      ---------

    Effect of exchange rate changes on cash and cash equivalents                     263            (30)
                                                                                ---------      ---------

                  Decrease in cash and cash equivalents                             (605)        (4,492)

Cash and cash equivalents, beginning of year                                       3,466          7,958
                                                                                ---------      ---------

Cash and cash equivalents, end of year                                          $  2,861       $  3,466
                                                                                =========      =========
                        (continued on the following page)


                                   NETGURU, INC. AND SUBSIDIARIES

                          Consolidated Statements of Cash Flows (Continued)

                                 Years Ended March 31, 2003 and 2002

                                           (In thousands)
                                                                                2003          2002
                                                                            -----------   -----------
Supplemental disclosure of cash flow information: Cash paid for:
      Interest                                                              $      308    $      268
                                                                            ===========   ===========
      Income taxes                                                          $       72    $      105
                                                                            ===========   ===========

Supplemental disclosure of non-cash investing and financing activities:
    Acquisition of equipment under capital leases                           $       28    $      677
    Acquisition of equipment - received in lieu of payment on accounts
      receivable                                                                     -            70

Acquisitions:
    Fair value of assets acquired, net of cash                              $        -    $       72
    Liabilities assumed                                                              -             -
                                                                            -----------   -----------

    Net assets acquired                                                              -            72
    Less: non-cash consideration given                                               -             -
                                                                            -----------   -----------

    Payments to acquire companies, net of cash acquired                     $        -    $       72
                                                                            ===========   ===========

                   See accompanying notes to consolidated financial statements.


                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2003 and 2002

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION

       netGuru, Inc. (the "Company") was incorporated in 1981 in the state of New Jersey and reincorporated in the state of Delaware in 1996 under the name Research Engineers, Inc. Effective February 25, 2000, the Company's name was changed to netGuru, Inc. netGuru is an integrated Internet technology and services company providing Internet and PC-based engineering software products and services, information technology ("IT") services, and Web-based telephony, phone card and travel services.

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

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At March 31, 2003, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximates fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations approximated their fair value, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date. The estimated fair value of the Company's long-term debt at March 31, 2003, determined by using the effective rate of interest on this indebtedness, was approximately $2.2 million.

       FOREIGN CURRENCY TRANSLATION

       The financial condition and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into United States dollars (the reporting currency) at the exchange rate in effect at the fiscal year-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective fiscal years. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations and are not material for fiscal 2003 and 2002.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

                           Buildings                                   39 years
                           Computer equipment                          5 years
                           Computer software                           2-3 years
                           Office equipment and furniture              3-7 years

       Assets subject to capital lease agreements and leasehold improvements are amortized over the lesser of the life of the asset or the term of the lease.

       GOODWILL

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

       The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 became effective for the Company on April 1, 2002. Upon adoption of SFAS No.142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and make any necessary reclassifications in order to conform to the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company determined that it did not have any intangible assets other than goodwill. SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to the following reporting units as of April 1, 2002:

       1.     Engineering and collaborative software products and services;
       2.     IT services; and
       3.     Web-based telecommunications and travel services.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       The provisions of this statement required the Company to perform a two-step test to assess goodwill impairment. In the first step, the fair value of each reporting unit was compared to its carrying value. If the fair value exceeded the carrying value, then goodwill was not impaired, and the Company did not need to proceed to the second step. If the carrying value of a reporting unit exceeded its fair value, then the Company had to determine and compare the implied fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeded its implied fair value, then the Company had to record an impairment loss in the amount of the excess.

       The Company assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques. Given consideration of relevant factors, the Company concluded that as of April 1, 2002, an impairment write-down for its IT services division was required. In accordance with the provisions of SFAS No. 142, the Company recorded an impairment charge of $5,824,000 to IT services goodwill in fiscal 2003 as a cumulative effect of a change in accounting principle. The Company is required to perform additional reviews for impairment annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

       The Company recorded goodwill amortization expense for $1,290,000 for the year ended March 31, 2002. No goodwill amortization expense was recorded for the year ended March 31, 2003.

       The following table presents details of the Company's goodwill (in thousands of dollars):

                                         GROSS       ACCUMULATED
                                    CARRYING AMOUNT  AMORTIZATION   BALANCE
                                    ---------------  -------------  -------
MARCH 31, 2003
--------------

ASSETS SUBJECT TO AMORTIZATION:

     None                                $    --      $    --      $    --

ASSETS NOT SUBJECT TO AMORTIZATION:

     Goodwill                            $ 7,719      $ 4,438      $ 3,281

MARCH 31, 2002
--------------

ASSETS SUBJECT TO AMORTIZATION:

     None                                $    --      $    --      $    --

ASSETS NOT SUBJECT TO AMORTIZATION:

     Goodwill                            $13,543      $ 4,438      $ 9,105

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       The following table reconciles changes to goodwill for the year ended March 31, 2003 (in thousands of dollars):

      Balance as of March 31, 2002                                    $   9,105

           Cumulative effect of a change in accounting principle         (5,824)
                                                                      ----------

      Balance as of March 31, 2003                                    $   3,281
                                                                      ==========

       The Company did not record any goodwill amortization expense for the year ended March 31, 2003.

       The following table reconciles previously reported net loss as if the provisions of SFAS No. 142 were in effect in the prior fiscal year (in thousands, except per share amounts):

                                                         Years Ended March 31,
                                                         ---------------------
                                                         2003             2002
                                                      -----------     ----------

Reported net loss                                     $  (10,529)     $  (8,944)
Add back:  Goodwill amortization, net of taxes                --          1,052
                                                      -----------     ----------

Adjusted net loss                                     $  (10,529)     $  (7,892)
                                                      ===========     ==========

Reported basic and diluted loss per common share      $    (0.61)     $   (0.53)
Add back:  Goodwill amortization, net of taxes               --             0.06
                                                      -----------     ----------
Adjusted basic and diluted loss per common share      $    (0.61)     $   (0.47)
                                                      ===========     ==========

       IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on April 1, 2002. The Company has determined that the effect of the adoption of SFAS No. 144 had no material impact on its consolidated financial condition or results of operations.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

       The Company capitalizes costs related to the development of certain software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalization of costs begins when technological feasibility is established and ends when the product is available for general release to customers. As of March 31, 2003, capitalized costs of approximately $346,000, net of accumulated amortization, were included in other assets. Approximately $190,000 of this amount represents software developed in-house and $156,000 represents the cost of software developed on the Company's behalf by third parties. Additions to capitalized software were $28,000 and $545,000 during fiscal 2003 and 2002, respectively.

       The Company amortizes capitalized software development costs and purchased technology using the straight-line method over two to five years, or the ratio of actual sales to anticipated sales, whichever is greater. During fiscal 2003, the Company recognized a capitalized software impairment loss of approximately $67,000 in the engineering and collaborative software solutions segment, since revenues-to-date and forecasted revenues from these assets did not support the carrying value of the recorded amounts. Amortization of software development costs and purchased technology charged to cost of revenues was approximately $287,000 and $198,000 for fiscal 2003 and 2002, respectively. Accumulated amortization of capitalized software was $625,000 and $1,420,000 as of March 31, 2003 and 2002, respectively.

       REVENUE RECOGNITION

       The Company recognizes revenue when the following criteria are met: 1. persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists; 2. delivery has been completed and no significant obligations remain; 3. the Company's price to the buyer is fixed or determinable; and 4. collection is probable. The Company's revenues arise from the following segments: engineering and collaborative software products and services; IT services; and Web-based telecommunications and travel services.

       Revenue from software sales is recognized upon shipment if no significant post-contract support obligations remain outstanding and collection of the resulting receivable is probable. Since the second quarter of fiscal 2003, the Company has provided a 15-day right of return (from the date of purchase) on the purchase of a product during which time the customer may return the product subject to a $50 restocking fee per item returned. Since the Company's product returns have historically not been material, the Company does not make any provisions for such returns. Customers may choose to purchase maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

       In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." The Company adopted SOP 97-2 in the first quarter of fiscal 1999. SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. The Company determines the fair value of each element in multi-element transactions based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       In 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which modifies SOP 97-2 to allow for use of the residual method of revenue recognition if certain criteria have been met. The Company adopted SOP 98-9 in the first quarter of fiscal 2000. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the transaction fee is recognized as revenue.

       The Company sells its engineering and collaborative software along with a maintenance package. This constitutes a multiple element arrangement. The price charged for the maintenance portion is the same as when the maintenance is sold separately. The fair values of the maintenance contracts sold in all multiple element arrangements are recognized over the terms of the maintenance contracts. The engineering and collaborative software portion is recognized when delivery is complete and no significant obligations remain.

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

       Revenues from call termination services are recognized at gross sales value, with the applicable cost separately stated in the cost of revenues. Revenues from the Company's own phone card sales are deferred and recognized based on usage, whereas revenues from resale of third-party phone cards are recognized net of returns since no significant obligations remain once the product is delivered. Certain travel services, based on their nature, are recognized at the gross sales value, with purchase costs stated as a separate cost of revenues in accordance with EITF No. 99-19, "Recording Revenue Gross as a Principal Versus Net as an Agent." Other products and services sold via Internet portals, including certain travel services, where the Company is a travel discounter or an agent, are recognized net of purchase costs when the products and services are delivered and collection is probable.

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

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       RESEARCH AND DEVELOPMENT

       The Company's research and development ("R&D") costs consist mainly of developers' salaries. The major thrust of the Company's R&D efforts has been and continues to be toward developing software products for sale and toward enhancing existing software products. To a lesser extent, the Company's R&D efforts are expended toward enhancing and maintaining the Company's Websites. The Company follows the guidance of EITF No. 00-2, "Accounting for Website Development Costs," to account for its Website development costs and the guidance of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," to account for the costs of internal use software.

       The Company follows the provisions of SFAS No. 86 to capitalize software development costs when technological feasibility has been established and stop capitalization when the product is available for general release to customers. The Company expenses development costs when they are related to enhancement of existing software products.

       INCOME TAXES

       The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

       EARNINGS (LOSS) PER SHARE

       Basic earnings per share ("EPS") is calculated by dividing net income
       (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method and/or if converted method based upon the weighted-average fair value of the Company's common shares during the period. See Note 11 "Loss Per Share" for a computation of EPS.

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

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       grant date. Generally, the Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date. The Company has issued certain stock options with a grant price below the market value at the grant date. The Company recognizes compensation expense on these grants over the vesting period, generally three to four years.

       As required by SFAS No. 123, the Company discloses below the pro forma effect on operations, and the Black-Scholes option pricing model assumption information for stock options, as if compensation costs were recorded at the estimated fair value of the stock options granted (dollars in thousands, except amounts per share):

              For the fiscal years ended March 31,              2003          2002
                                                             -----------   -----------
              Net loss - as reported                         $(10,529)     $ (8,944)
              Net loss - pro forma                            (12,104)      (11,504)
                                                             ===========   ===========
              Basic net loss per share -
                  as reported                                $  (0.61)     $  (0.53)
                   pro forma                                    (0.70)        (0.68)
              Diluted net loss per share -
                   as reported                                  (0.61)        (0.53)
                   pro forma                                    (0.70)        (0.68)
                                                             ===========   ===========
              Weighted average fair value of options
                  granted                                    $   1.97      $   1.35
                                                             ===========   ===========
              Black-Scholes option pricing model
                  assumptions:
                       Dividend yield                              --            --
                       Expected volatility                      111%          120%
                       Risk-free interest rate                    3.19%         5.07%
                       Expected option lives (in years)           6.8           7.0

       SEGMENT REPORTING

       The Company applies the provisions of SFAS No. 131. SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. See Note 10 "Segment and Geographic Data" for a description of and disclosures regarding the Company's significant reportable segments.

       RECLASSIFICATIONS

       Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 2001, the FASB issued SFAS No. 141, "Business Combinations," ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. In addition, SFAS No. 142 includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill, reassessment of the useful lives of recognized intangibles and testing for impairment of those intangibles.

       The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 became effective for the Company on April 1, 2002. Intangible assets identified as having indefinite useful lives were required to be tested for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. The Company determined that it did not have any intangible assets other than goodwill.

       SFAS No. 142 required the Company to perform a two-step test to assess goodwill for impairment. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, then goodwill is not impaired and the Company need not proceed to the second step. If the carrying value of a reporting unit exceeds its fair value, then the Company must determine and compare the implied fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then the Company must record an impairment loss for the excess amount.

       The Company assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates, and other valuation techniques. Given consideration of relevant factors, the Company concluded that, as of April 1, 2002, an impairment write-down for its IT services division was required. In accordance with the provisions of SFAS No. 142, the Company recorded an impairment charge of $5,824,000 to IT services goodwill in fiscal 2003, and recorded this as a cumulative effect of a change in accounting principle. The Company is required to perform additional reviews for impairment annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on April 1, 2002. The adoption of SFAS No. 144 has not materially impacted its consolidated financial condition or results of operations.

       In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. The Company adopted the provisions of SFAS No. 146 on January 1, 2003. This statement applies on a prospective basis to exit or disposal activities that are initiated after December 31, 2002.

       The Company adopted the initial recognition and measurement provisions of FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", on January 1, 2003, which provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN No. 45 during the quarter ended March 31, 2003. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements, and these give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles generally accepted in the United States, the Company continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and will recognize any such losses under the guarantees and indemnifications when those losses are estimable.

       Indemnification and warranty provisions contained within the Company's customer license and service agreements are generally consistent with those prevalent in the Company's industry. The duration of the Company's service warranties generally does not exceed 15 days following completion of its services. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations. The maximum potential amount of future payments that the Company could be required to make is generally limited under the indemnification provisions in its customer license and service agreements.

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on April 1, 2003. The adoption of SFAS No. 143 has not materially impacted its consolidated financial condition or results of operations.

       On January 17, 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which requires extensive disclosures and will require companies to evaluate variable interest entities created after January 31, 2003 and existing entities to determine whether to apply the interpretation's consolidation approach to them. Companies must apply the interpretation to entities with which they are involved if the entity's equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date the interpretation's consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise's maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was created. Since the Company has no interest in any variable interest entity, the Company believes that the adoption of this interpretation will not materially impact its consolidated financial condition or results of operations.

       The EITF recently reached a consensus for EITF 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides accounting guidance for allocation of revenue where delivery or performance of products or services may occur at different points in time or over different periods. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 will not materially impact the Company's financial condition or results of operations.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company's quarter that began July 1, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The Company believes the adoption of SFAS No. 150 will not materially impact its consolidated financial condition or results of operations.

(2)    PROVISION FOR RESTRUCTURING OF OPERATIONS

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

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       With regard to the Company's ISP initiatives in India, the Company redirected its primary focus toward communication and connectivity services targeted at the corporate market. The Company's original focus related to ISP services was that the Company planned to offer ISP services to both consumers and businesses in India. With the proposed acquisition of a 30% ownership interest in Vital Communications, Ltd., an Internet communications technology company, the Company had planned to start providing ISP services for the 10,000 customers of Vital Communications as a first step toward becoming an ISP in India. The total amount charged for the refocus of ISP operations in fiscal 2001 was $1,998,000. This total charge consisted of $171,000 in contractual obligations and $1,827,000 in asset write-offs related to ISP operations in India. These charges did not include any employee costs. However, they included the write-off of $537,000 paid toward the Company's proposed acquisition of a 30% ownership interest in Vital Communications, the write-off of $346,000 related to capitalized connectivity charges for the ISP business, and the write-off of $944,000 of ISP infrastructure equipment. The ISP infrastructure equipment related to the Voice Over Internet Protocol ("VOIP") technology. The equipment was determined to have no resale value because VOIP technology was not permitted in India and because it was not cost-effective to sell the equipment in countries where VOIP was permitted since the technology had changed. The restructuring related to the ISP operations resulted in elimination of depreciation and amortization expenses that would have resulted from the ISP-related assets.

       With regard to the Internet portal business, the Company redirected its primary focus toward the telephony and travel services offered through the portal. The initial restructuring charge related to the refocus of the portal business was $194,000, of which $168,000 was related to asset write-offs, and $26,000 was related to contractual obligations. These charges did not include any employee costs. The entire $194,000 was paid in fiscal 2001. During fiscal 2002, the Company paid an additional $67,000 relating to contractual obligations for the portal operations.

       In March 2001, the Company closed its Boston technical support office as part of consolidating the Company's technical support activities. Technical support activities previously offered from the Boston office were consolidated into the California facility. The closing of this office resulted in the termination of two employees. The restructuring charge related to the consolidation of technical support facilities was $166,000, of which $49,000 related to accrued severance payments for the two terminated employees and $117,000 related to contractual lease obligations for the vacated space. The Company made cash payments totaling $58,000 in fiscal 2002 toward settlement of obligations related to this activity. During fiscal 2003, the Company made cash payments of $55,000 for severance expenses relating to the termination of one of the employees and $47,000 for lease payments for the vacated office space. The Company expects that employee costs and the facility costs (once the lease obligations are satisfied) will decrease as a result of this restructuring.

       The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not refilled. Legal services are being obtained from the Company's continuing external legal counsel. In fiscal 2001, the Company estimated the restructure charge related to the elimination of the in-house legal department to be $42,000. In fiscal 2002, the Company paid $52,000 toward this restructure charge. Additional charges of $41,000 and $199,000 were recorded in fiscal 2002 and in fiscal 2003, respectively, since the original estimate of severance expenses was insufficient. During the year ended March 31, 2003, the Company paid $50,000 toward settlement of obligations due to the terminated employee. Subsequent to year-end, the entire remaining balance was paid.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       Activity relating to the restructuring charge is as follows (in thousands):

                                 REFOCUS OF      REFOCUS OF     CONSOLIDATION   ELIMINATION
                                     ISP           PORTAL        OF TECHNICAL     OF LEGAL
                                 OPERATIONS      OPERATIONS        SUPPORT       DEPARTMENT      TOTAL
                                ------------   --------------   -------------   ------------  ----------
       March 31, 2000                     -                -               -              -           -

       Restructuring charge     $     1,998    $         194    $        166    $        42   $   2,400
       Cash payments                 (1,897)            (194)              -              -      (2,091)
                                ------------   --------------   -------------   ------------  ----------

       March 31, 2001           $       101                -    $        166    $        42   $     309
                                ------------   --------------   -------------   ------------  ----------

       Cash payments                      -              (67)            (58)           (52)       (177)
       Adjustments                      (67) a            67  a          (16) b          41 b        25
                                ------------   --------------   -------------   ------------  ----------

       March 31, 2002           $        34   $            -    $         92    $        31   $     157
                                ------------   --------------   -------------   ------------  ----------

       Cash payments                      -                -            (102)           (50)       (152)
       Adjustments                      (34) c             -              29 c          199 c       194
                                ------------   --------------   -------------   ------------  ----------

       March 31, 2003           $         -    $           -    $          19   $       180   $     199
                                ============   ==============   =============   ============  ==========

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

       The balance at March 31, 2003 includes $19,000 of lease payments for vacated office space scheduled for payment through September 2003. The remaining personnel costs and contractual obligations were paid subsequent to March 31, 2003.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

(3)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment, at cost, as of March 31, 2003 consisted of the following (in thousands):

                     Land                                          $        24
                     Buildings and leasehold improvements                  724
                     Office and computer equipment, software
                         and furniture                                   5,987
                     Assets under capital lease                            937

                                                                   ------------
                                                                         7,672
                     Less accumulated depreciation                      (4,559)
                                                                   ------------
                     Net property, plant and equipment             $     3,113
                                                                   ============

       On December 15, 1999, the Company consummated a sale and leaseback transaction involving its Yorba Linda, California facility. The gross selling price of the property was $3,200,000, $1,689,000 of which was utilized to pay off the balance of the mortgage on the property. The Company received approximately $1,017,000 in cash proceeds, net of transaction costs, and a $250,000 short-term note receivable for the sale of the property. Concurrent with the sale, the Company entered into a fifteen-year operating lease on the facility (see Note 8 "Commitments and Contingencies"). The net book value of the land and building and the related mortgage were removed from the Company's consolidated balance sheet and the lease payments are being charged to expense as incurred. The gain on the sale transaction of $1,047,000 has been deferred and is being recognized on a straight-line basis over the period of the lease as a reduction in lease expense. The deferred gain, net of accumulated amortization, was $817,000 as of March 31, 2003.

(4)    LONG-TERM DEBT

       On December 13, 2002, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, the Company issued to Laurus a 6% Convertible Note (the "Note") in the principal amount of $2,000,000 that matures on December 12, 2004 and a warrant to purchase up to 200,000 shares of the Company's common stock at the following exercise prices: $1.76 per share for the purchase of up to 125,000 shares; $2.08 per share for the purchase of an additional 50,000 shares; and $2.40 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock (if the fair market value of a single share of common stock exceeds the value of the per share warrant exercise price), or by a combination of both. The warrant expiration date is December 13, 2007. The warrant exercise price and the number of shares underlying the warrant are subject to adjustments for mergers, acquisitions, stock splits, combinations and dividends.

       The Company was required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") by January 12, 2003 to register the public resale by Laurus of the common stock to be issued upon conversion of the Note and/or exercise of the warrant and to obtain effectiveness of the Registration Statement by April 12, 2003. As of July 10, 2003, the Company was not in compliance with its registration obligations and remained subject to liquidated damage assessments of 1% of the principal amount of the note for the first 45 days of non-compliance and 2% of the principal amount of the note for each month of non-compliance thereafter, subject to pro ration for partial months. As discussed in Note 12 "Liquidity," on July 10, 2003, the Company received a commitment to modify and expand to $4,000,000 the Company's financing arrangement with Laurus. The modification and expansion may include a modification of the Company's registration obligations. If the Company is unable to file and obtain and maintain effectiveness of the Registration Statement or to modify its registration obligations, then the Company may be required to pay additional liquidated damages, which would adversely affect the Company's business, operating results, financial condition, and ability to service the Company's other indebtedness by negatively impacting the Company's cash flows.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       The Note was recorded net of a discount representing the value of the warrant. The proceeds, net of fees and expenses, from this Note were $1,786,000. The Note, which is being amortized over a 20 month period commencing May 1, 2003, is convertible at a fixed conversion price of $1.60 per share of the Company's common stock, subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like, and in connection with future issuances of the Company's common stock at prices per share below the then-applicable conversion price. However, if the Company is in default under the Agreement or the Note, the Note will be convertible at a per share conversion price equal to the lower of the fixed conversion price or 70% of the average of the three lowest closing prices for the Company's common stock during the preceding 30 trading days. Also, if a conversion occurs pursuant to a call notice as described below, then the conversion price will be equal to the lesser of the fixed conversion price and 90% of the average of the closing prices of the Company's common stock during the 15 trading days preceding the date of the call notice. At any time before the Note is fully paid, Laurus may choose to convert all or part of the accrued interest on and/or principal of the Note at the conversion price then in effect, subject to certain contractual beneficial ownership and volume limitations.

       At the Company's election, the monthly payment may be made in cash or in shares of the Company's common stock, or in any combination of both, except that during periods in which the Registration Statement is not effective or in which the Company is in default under the Note, the Company must make payments solely in cash. If the Company does not elect at least 20 days prior to a monthly payment date, then the payment shall be made in cash. If all or part of a monthly payment is made in cash, then the amount of cash paid to Laurus must equal 107% of the principal and interest due that month. If all or part of a monthly payment is made in shares of the Company's common stock, then the then-effective conversion price is to be used to determine the number of shares to be issued. Notwithstanding the above, if the Company has elected to make a monthly payment in shares of the Company's common stock and the average closing price of the Company's common stock for the 10 trading days preceding the monthly payment date is less than 110% of the fixed conversion price, then the Company may make the monthly payment in cash or, at the Company's option, Laurus may convert, at a mutually agreed upon conversion price, all or part of the monthly payment amount that the Company had elected to pay in shares of the Company's common stock.

       During any period when the Registration Statement is effective, the Company may issue a call notice to Laurus stating that, at least 30 days from the date of the call notice, the Company wishes to convert into shares of the Company's common stock a portion or all of the principal of and interest accrued on the Note. No more than 20% of the aggregate dollar trading volume of the Company's common stock for the 22 trading days preceding the date of the call notice may be converted under any call notice. The conversion price will be equal to the lesser of the fixed conversion price and 90% of the average of the closing prices of the Company's common stock during the 15 trading days preceding the date of the call notice.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       During any period when the Registration Statement is effective and the Company is not in default under the Note, the Company will have the right under the Agreement to redeem all or any portion of the remaining outstanding principal balance of the Note. To effect a redemption, the Company must issue Laurus a redemption notice that provides that the Company will pay Laurus a cash redemption price that is equal to 120% of the outstanding principal amount of the Note to be redeemed, plus all accrued but unpaid interest and other sums payable to Laurus, if any. Laurus may elect, within five business days, to convert all or any portion of the redemption price into shares of the Company's common stock at the then-effective conversion price instead of receiving cash. On or before the seventh business day after Laurus receives the redemption notice, the Company must pay Laurus in cash an amount equal to the redemption price stated in the redemption notice less any portion of the redemption price Laurus elected to convert into shares of the Company's common stock.

       The Note is secured by a general security interest in the Company's assets and the assets of the Company's domestic subsidiaries. Each of the Company's domestic subsidiaries also signed a guaranty of payment in favor of Laurus. The Company was required to use the proceeds from this financing for general corporate purposes. The Company also is required not to permit for any fiscal quarter commencing on or after April 1, 2003 the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined in accordance with accounting principles generally accepted in the United States.

       Long-term debt, including capital lease obligations, consisted of the following at March 31, 2003 (in thousands):

      Term loan from a bank in India, bearing interest at 16.6% per annum payable monthly, principal due in quarterly installments beginning June 2000 and ending March 2005, secured by substantially all of the Company's assets located in India and
          guaranteed by a major stockholder                                                      $          541

      Revolving line of credit from a bank in India, bearing interest at 6.75% per annum, secured by the fixed deposit account held at the same bank, maturing in 2008. the
          Company cannot withdraw more than 90% of the fixed deposit account                                237

      Convertible note, bearing 6% interest per annum, secured by a general security interest in the Company's assets and the assets of its domestic subsidiaries.
          Principal monthly payments of $100,000 and interest due from May 2003 to November
          2004                                                                                            1,800

      Capital lease obligations maturing at dates ranging from July 2003 to December 2006,
          secured by the leased assets                                                                    1,039

      Other                                                                                                  32
                                                                                                 ---------------
               Total                                                                                      3,649
               Less current portion                                                                       1,752
                                                                                                 ---------------
                                                                                                 $        1,897
                                                                                                 ===============

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       The long-term debt and capital lease obligations mature in each of the following years ending March 31, (in thousands):

                                                               LONG-TERM        CAPITAL LEASE
                                                                  DEBT           OBLIGATIONS
                                                             ---------------   -----------------
                   2004                                      $        1,340    $          505
                   2005                                               1,058               380
                   2006                                                  54               199
                   2007                                                  54               135
                   2008                                                  53                 -
                   Thereafter                                            51                 -
                                                             ---------------   ---------------
                   Total minimum payments                    $        2,610             1,219
                                                             ===============

                   Less amount representing interest                                     (180)
                                                                               ---------------
                   Present value of minimum capital
                       lease payments                                                   1,039
                                                                               ===============

(5)    STOCKHOLDERS' EQUITY

       In September 1999, the Company issued warrants to purchase 170,000 shares of its common stock at exercise prices ranging from $4.71 to $4.84 per share to third parties in connection with the acquisition of NetGuru Systems. Through March 31, 2003, these warrants had been exercised for 135,000 shares of common stock, and warrants to purchase 15,000 shares of common stock had expired. The remaining warrants to purchase 20,000 shares of common stock expire in September 2004.

       In February 2000, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $38.00 per share to an investor in consideration for the investor's decision to exercise previously issued warrants for cash rather than via a cashless exercise. These warrants expire in February 2005.

       In March 2000, in a private transaction not involving a public offering, the Company issued 12,000 shares of Series B 5% Cumulative Convertible Preferred Stock (which were later repurchased and retired in November 29, 2000) and warrants to purchase 102,000 shares of the Company's common stock at an exercise price of $28.50 per share for approximately $11,380,000, net of offering costs. Of these, warrants to purchase 12,000 shares of common stock expired in September 2002 and warrants to purchase 90,000 shares of common stock expire in March 2005.

       In April 2000, the Company issued 25,000 shares of common stock as a portion of the purchase price for the acquisition of Allegria Software, Inc. The recipients of these shares were given the right to demand that the Company repurchase these shares at a price of $28.60 per share at the end of one year. In April 2001, each of the former owners exercised this right. The total repurchase price was $715,000. Agreements were reached with all parties to extend cash payment for this repurchase over a twelve-month period. As of March 31, 2003, the Company had paid $172,000 to one of the former owners for the repurchase of 6,000 shares. The

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       repurchase of 6,000 shares from another former owner was settled for a total of $100,000, which was paid in full as of March 31, 2003. The owner of the remaining 13,000 shares is holding the stock certificates until full payment is received for these shares. The total cash to be paid for this repurchase was $372,000, of which $128,000 had been paid as of March 31, 2003. Due to a dispute as a result of an apparent breach of the purchase agreement by the former owner, the Company believes that it is probable that the balance of $244,000 will not be paid and therefore has not accrued this amount as a liability.

       On June 22, 2000, the Company closed a private equity financing involving two investors. As part of this transaction, the Company issued warrants to purchase 60,000 shares of its common stock at an exercise price of $19.00 per share. These warrants expire in June 2005. The Company issued additional warrants to purchase 53,300 shares of its common stock at exercise prices ranging from $16.50 to $23.46 per share to third parties in connection with this financing transaction. These warrants expired in May and June 2003.

       On November 29, 2000, the Company issued warrants to purchase an aggregate of 200,000 shares of the Company's common stock at an exercise price of $3.93 per share to a third party in a transaction involving the repurchase and retirement of all of the Company's outstanding preferred stock. These warrants expire in November 2005.

       On January 2, 2002, in a private transaction not involving a public offering, the Company issued 300,000 shares of its common stock to three consultants (100,000 shares each) for $0.25 per share. The shares were issued as consideration for consulting services to be provided by the consultants for a period of three years ending January 2, 2005, but were fully earned when issued with no additional conditions to be satisfied. The Company recorded an expense of $525,000 for this transaction in fiscal 2002.

       On March 19, 2002, in a private transaction not involving a public offering, the Company issued 25,000 shares of its common stock, valued at $106,000, to its external legal counsel as consideration for services provided and as a retainer.

       On December 13, 2002, in a private transaction not involving a public offering, the Company consummated a $2,000,000 convertible debt offering to Laurus (see Note 4 "Long-Term Debt"). In connection with this transaction, Laurus received a warrant to purchase 200,000 shares of the Company's common stock. The warrant exercise price is: $1.76 per share for the purchase of up to 125,000 shares; $2.08 per share for the purchase of an additional 50,000 shares; and $2.40 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock (if the fair market value of a single share of common stock exceeds the value of the per share warrant exercise price), or by a combination of both. The warrant expiration date is December 13, 2007. The warrant exercise price and the number of shares underlying the warrant are subject to adjustments for stock splits, combinations and dividends.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       WARRANTS

       The following table summarizes the fair value of warrant issuances detailed above and the assumptions used in determining fair value.

                                                          Estimated
                         Number of     Exercise price     life (in                                    Fair value of
         Grant date       warrants        per share         years)      Volatility   Risk-free rate   warrants ($)(a)
         ----------       --------        ---------         ------      ----------   --------------   --------------
      September 1999          170,000    $4.71-$4.84        3 - 5             93%           6.72%          541,500

      February 2000           200,000       $38.00            5               93%           6.72%        4,666,000

      March 2000              102,000       $28.50          3 - 5             93%           6.72%        4,302,780

      June 2000                60,000       $19.00            5              146%           4.87%          979,200

      May-June 2000            53,300  $16.50 - $23.46        3              146%           4.87%          716,896

      November 2000           200,000       $3.93             5              146%           4.87%        1,188,000

      December 2002           200,000    $1.76-$2.40          5              100%           3.0%           199,638

(a) Fair value was determined using the Black-Scholes option-pricing model.

       The following table summarizes the warrant activity (number of shares in thousands):

                                           NUMBER OF SHARES          WEIGHTED
                                             UNDERLYING              AVERAGE
                                              WARRANTS            EXERCISE PRICE
                                            ------------            -----------
       Outstanding at March 31, 2001               650              $    20.76
       Issued                                        -                    -
       Exercised                                     -                    -
                                            ------------            -----------

       Outstanding at March 31, 2002               650              $    20.76
       Issued                                      200                    1.92
       Exercised                                     -                    -
       Forfeited                                   (27)                  15.28
                                            ------------            -----------

       Outstanding at March 31, 2003               823              $    16.37
                                            ============            ===========

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       STOCK OPTION PLANS

       The Company has adopted the following employee stock option plans:

                                                                                                      SHARES
                                                          ADOPTED              TERMINATES           AUTHORIZED
                                                    --------------------  ----------------------  ---------------
         NetGuru, Inc. 2000 Stock Option Plan
          (the "2000 Plan")                           December, 2000          November 2010            1,000,000
         Research Engineers, Inc. 1998 Stock
             Option Plan (the "1998 Plan")            December, 1998          November 2008            1,000,000
         Research Engineers, Inc. 1997 Stock
             Option Plan (the "1997 Plan")            February, 1997          February 2007              600,000
         Research Engineers, Inc. 1996 Stock
             Option Plan (the "1996 Plan")               April, 1996             April 2006              588,000

       Each plan provides for the granting of shares as either incentive stock options or non-qualified stock options. Options under all plans generally vest over 3 years, though the vesting periods may vary from person to person, and are exercisable subject to continued employment and other conditions. As of March 31, 2003, there were 469,000 options available for grant and 260,000 options exercisable under the 2000 Plan, 285,000 options available for grant and 598,000 options exercisable under the 1998 Plan, 47,000 options available for grant and 330,000 options exercisable under the 1997 Plan, and 31,000 options available for grant and 368,000 options exercisable under the 1996 Plan.

       The following is a summary of activity related to all outstanding stock options (number of shares in thousands):

                                                                    WEIGHTED
                                                                    AVERAGE
                                                      NUMBER OF  EXERCISE PRICE
                                                       SHARES      PER OPTION
                                                     -----------  -------------
                Outstanding at March 31, 2001           2,258          $2.93
                Granted                                    54           1.35
                Exercised                                (145)          1.42
                Forfeited                                (251)          5.39
                                                     -----------
                Outstanding at March 31, 2002           1,916          $2.67
                Granted                                   125           1.97
                Exercised                                 (30)          1.53
                Forfeited                                 (85)          3.54
                                                     -----------
                Outstanding at March 31, 2003           1,926          $2.61
                                                     ===========

       As discussed in Note 1, the Company accounts for its stock options issued to employees based on the intrinsic value of a grant as of the date of the grant in accordance with APB No. 25. Generally, the Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date. In prior fiscal years, the Company has issued certain stock options with a grant price below the market value at the grant date. Compensation expense on these grants is recognized over the vesting period, generally three to four years. In fiscal 2003, the Company recognized a $4,000 net reduction to compensation expense due to cancellations of unvested portions of terminated options, whereas in fiscal 2002, it recognized $78,000 of compensation expense.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       The following table summarizes options outstanding and exercisable by price range at March 31, 2003:

                                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                             -------------------------------------------------    ---------------------------------
                                            WEIGHTED-AVERAGE
       RANGE OF EXERCISE       NUMBER OF       REMAINING      WEIGHTED-AVERAGE    EXERCISABLE AT   WEIGHTED-AVERAGE
             PRICES             OPTIONS     CONTRACTUAL LIFE  EXERCISE PRICE      MARCH 31, 2003   EXERCISE PRICE
             ------             -------     ----------------  --------------      --------------   --------------
      $  0.00 - $  2.00        1,258,963              5.2            $1.51            1,113,530            $1.48
      $  2.00 - $  3.80          548,634              7.2            $3.44              426,601            $3.48
      $  3.80 - $  7.60           10,200              6.5            $4.25               10,200            $4.25
      $  7.60 - $ 11.00          100,000              6.8           $10.46              100,000           $10.46
      $ 11.00 - $ 19.00            8,000              7.3           $18.06                5,333           $18.06

       At March 31, 2003, the range of exercise prices and the weighted average remaining contractual life of outstanding options were $1.35 to $18.06 and 5.9 years, respectively.

(6)    RELATED PARTY TRANSACTIONS

       As discussed in Note 4 "Long-Term Debt" and Note 12 "Liquidity," in December 2002, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the that agreement, the Company issued to Laurus Master Fund, Ltd. a 6% convertible note in the principal amount of $2,000,000 that matures on December 13, 2004, and a warrant to purchase up to 200,000 shares of the Company's common stock at various exercise prices. The net proceeds from the Note were used for general working capital. The Note, which is being amortized over a 20-month period commencing on May 1, 2003, may be repaid, at the Company's option, in cash or through the issuance of shares the Company's common stock under certain circumstances described above. As a result of this financing, Laurus Master Fund, Ltd. became the beneficial owner of more than 5% of the Company's outstanding common stock if contractual beneficial ownership and conversion limitations are disregarded. In connection with this financing, the Company paid a $200,000 fee to an affiliate of Laurus Master Fund, Ltd.

       In July 2002, Mr. Peter Kellogg, one of the Company's major stockholders, executed a letter of commitment to provide the Company with a revolving line of credit expiring March 31, 2003, in the amount of $500,000 at annual interest rates varying from 2.0% over prime rate to 10.0% over prime rate depending on the outstanding balance. The revolving line of credit had no loan covenant or ratio requirements. The Company did not borrow any funds under this line of credit prior to its expiration on March 31, 2003.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       In February 2002, Mr. Amrit Das and Mr. Jyoti Chatterjee pledged some of their personal assets as collateral to finance the Company's $500,000 telephony switch.

       On May 3, 2001, the Company entered into an interest-bearing secured loan agreement and promissory note with Mr. Santanu Das, an officer and director of the Company, for $70,000 at an annual interest rate of 6%. The loan was payable through payroll withholdings from August 24, 2001 through August 4, 2006. Shares of netGuru common stock owned by Mr. Das, as well as all vested but unexercised options granted him, secured the loan. In April 2002, Mr. Das repaid the balance of this loan in full.

       In November 2000, the Company entered into a non-interest bearing secured loan agreement and promissory note in the amount of $85,000 with Mr. Stephen Owen, an officer and director of the Company, in the amount of $85,000. The loan is secured by Mr. Owen's pledge of the proceeds from the exercise and sale of his vested options. As of March 31, 2003, the total outstanding balance on this loan was $7,879, which is included in notes and related party receivable. Subsequent to year-end, Mr. Owen repaid the balance of this loan in full.

       In March 1999, Mr. Amrit Das personally guaranteed a term loan from a bank in India. The term loan is secured by substantially all of the Company's assets located in India. The loan bears an annual interest of 16.6% payable monthly. The principal is payable in quarterly installments beginning June 2000 and ending March 2005. At March 31, 2003, the Company owed $541,000 on this loan (see Note 4 "Long-Term Debt").

(7)    RETIREMENT PLANS

       The Company and certain of its subsidiaries have adopted qualified cash or deferred 401(k) retirement savings plans. The domestic plan covers substantially all domestic employees who have attained age 21 and have had one year of service. Employees may contribute up to 14% of their compensation. The Company makes matching contributions to the plan of 37% to 50% of the employees' elective contributions for the first 6% of compensation. The international employees are not covered by any retirement plans. However, the Company's subsidiary in the United Kingdom allows executives to defer a portion of their salary on a pretax basis to a retirement account of their choice. The Company does not match these contributions. For the years ended March 31, 2003 and 2002, Company contributions to the retirement plans were approximately $153,000 and $231,000, respectively.

(8)    COMMITMENTS AND CONTINGENCIES

       The Company leases certain facilities and equipment under non-cancelable operating leases. The facility leases include options to extend the lease terms and provisions for payment of property taxes, insurance and maintenance expenses.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       At March 31, 2003, future minimum annual rental commitments under these lease obligations were as follows (in thousands):

                     Year ending March 31:
                         2004                               $          541
                         2005                                          459
                         2006                                          414
                         2007                                          358
                         2008                                          322
                         Thereafter                                  1,782
                                                            ---------------

                                                            $        3,876
                                                            ===============

       Rent expense was $698,000 and $708,000 for the years ended March 31, 2003 and 2002, respectively.

       The Company fulfilled its renewable firm purchase commitment for $600,000 to purchase airline tickets it sells as a ticket consolidator. This renewable purchase commitment expired March 31, 2003. The Company did not renew this purchase commitment in light of the uncertainty in the global travel industry.

       The Company is a party to various litigation arising in the normal course of business. Management believes the disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

(9)    INCOME TAXES

       The components of loss before income taxes are as follows for the years ended March 31, (in thousands):

                                                   2003          2002

                        United States           $  (4,928)    $  (6,176)
                        Foreign                        19        (1,576)
                                                ----------    ----------
                          Total                    (4,909)       (7,752)
                                                ==========    ==========

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       The (benefit) provision for taxes on income from continuing operations is comprised of the following for the years ended March 31, (in thousands):

                                                           2003          2002
                                                       ----------    ----------
                    Current:
                        Federal                        $    (159)    $    (167)
                        State                                  2             2
                        Foreign                              125            70
                                                       ----------    ----------
                                                             (32)          (95)
                    Deferred:
                        Federal                             (134)        1,066
                        State                                (38)          228
                        Foreign                                -            (7)
                                                       ----------    ----------
                                                            (172)        1,287
                                                       ----------    ----------
                          Total                        $    (204)    $   1,192
                                                       ==========    ==========

       The reported (benefit) provision for taxes on income from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows for the years ended March 31, (in thousands):

                                                               2003              2002
                                                         ---------------   ---------------
              Income tax benefit at statutory rate       $       (1,669)   $       (2,636)
              State taxes, net of federal benefits                 (144)              (36)
              Foreign income tax rate differential                  119               649
              U.S. tax on foreign earnings,
                 previously deferred under APB 23                   600                 -
              Change in valuation allowance                         887             2,529
              Tax portion intangible asset write-off                  -               424
              Rate differential on net operating
               loss carry back benefit                                -               100
              Research and development credits                        -               (25)
              Nondeductible amortization                              -                58
              Other                                                   3               129
                                                         ---------------   ---------------
                    Total                                $         (204)   $        1,192
                                                         ===============   ===============

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences for continuing operations at March 31, 2003, are as follows (in thousands):

                 Deferred tax assets:
                     Accrued vacation                           $          113
                     Allowance for doubtful accounts                       112
                     Amortization of intangibles                         1,800
                     Net operating loss carryforwards                    5,813
                     Research and development credit
                         carryforwards                                     167
                     Gain on sale of property                              326
                     Restructuring reserve                                  81
                     Other                                                   1
                                                                ---------------
                            Total deferred tax assets                    8,413
                            Less: valuation allowance                   (7,679)
                                                                ---------------
                            Net deferred tax assets                        734

                 Deferred tax liabilities:
                     Depreciation                                         (134)
                     U.S. tax on foreign earnings, net of
                        Foreign tax credit                                (600)
                                                                ---------------
                            Total deferred tax liabilities      $            -
                                                                ===============

       At March 31, 2003, the Company had tax net operating loss carryforwards of approximately $15,601,000 for federal income tax purposes and $8,710,000 for state income tax purposes, which expire at varying dates beginning in 2019 and 2006, respectively. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.

       In addition to the net operating loss carryforwards, the Company has, for federal income tax purposes, $108,000 of research and development credit carryforwards, which expire at varying dates beginning in 2013. Additionally, the Company has, for state income tax purposes, $90,000 of research and development credit, which carries forward indefinitely.

       In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of March 31, 2003, the Company had provided a valuation allowance of $7,679,000 to reduce the net deferred tax assets due in part to the potential expiration of certain tax credit and net operating loss carryforwards prior to their utilization.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

       During the current year, deferred taxes have been provided for U.S. federal and state income taxes and foreign withholding taxes on the portion of undistributed earnings on non-U.S. subsidiaries expected to be remitted. Applicable foreign taxes have also been provided.

(10)   SEGMENT AND GEOGRAPHIC DATA

       The Company is an integrated Internet and IT technology and services company operating in three primary business segments: 1) engineering and collaborative software products and services; 2) IT services; and 3) Web-based telecommunications and travel services.

       Through March 31, 2002, the Company included its collaborative software division in the Web-based telecommunications and travel services segment and referred to that segment as the Internet, e-commerce and collaborative software solutions segment. Effective April 1, 2002, the Company realigned its operating segments to reflect, more appropriately, the manner in which its business divisions were managed and its resources were allocated.

       As a result, since April 1, 2002, the collaborative software division has been included in the engineering and collaborative software products and services segment. The following table presents the segment disclosures required by SFAS No. 131 as if the collaborative software division had been included in the engineering and collaborative software products and services segment as of April 1, 2001. The significant components of worldwide operations by reportable operating segment are:

                                                                       FOR THE YEAR ENDED MARCH 31
                                                                         -----------------------
                                                                            2003         2002
                                                                         ----------   ----------
                                                                             (IN THOUSANDS)
                                  NET REVENUES
           Engineering and collaborative software
              products and services                                      $   9,450    $   9,932
           IT services                                                       5,586        9,869
           Web-based telecommunications and travel services                  4,997        4,483
                                                                         ----------   ----------
                    Consolidated                                         $  20,033    $  24,284
                                                                         ==========   ==========

                                  GROSS PROFIT
           Engineering and collaborative software
              products and services                                      $   8,326    $   8,804
           IT services                                                       1,372        2,385
           Web-based telecommunications and travel services                    487          273
                                                                         ----------   ----------
                    Consolidated                                         $  10,185    $  11,462
                                                                         ==========   ==========

                                 OPERATING LOSS
           Engineering and collaborative software
              products and services                                      $  (3,386)   $  (4,605)
           IT services                                                        (156)        (749)
           Web-based telecommunications and travel services                 (1,143)      (2,218)
                                                                         ----------   ----------
                    Consolidated                                         $  (4,685)   $  (7,572)
                                                                         ==========   ==========



                         NETGURU, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                       Years Ended March 31, 2003 and 2002

                                                                       FOR THE YEAR ENDED MARCH 31
                                                                         -----------------------
                                                                            2003         2002
                                                                         ----------   ----------
                                                                             (IN THOUSANDS)

            DEPRECIATION AND AMORTIZATION EXPENSE CHARGED TO COST OF
                                      REVENUES
           Engineering and collaborative software
              products and services                                      $     291    $     198
           IT services                                                           -            -
           Web-based telecommunications and travel services                    100            -
                                                                         ----------   ----------
                    Consolidated                                         $     391    $     198
                                                                         ==========   ==========

                   DEPRECIATION EXPENSE CHARGED TO OPERATIONS
           Engineering and collaborative software
              products and services                                      $   1,054    $   1,179
           IT services                                                          22           59
           Web-based telecommunications and travel services                     21            5
                                                                         ----------   ----------
                    Consolidated                                         $   1,097    $   1,243
                                                                         ==========   ==========

                              RESTRUCTURING CHARGE
           Engineering and collaborative software
              products and services                                      $     194    $      25
           IT services                                                           -            -
           Web-based telecommunications and travel services                      -            -
                                                                         ----------   ----------
                    Consolidated                                         $     194    $      25
                                                                         ==========   ==========

                               IMPAIRMENT CHARGE
           Engineering and collaborative software
              products and services                                      $      67    $     684
           IT services                                                           -            -
           Web-based telecommunications and travel services                    192          967
                                                                         ----------   ----------
                    Consolidated                                         $     259    $   1,651
                                                                         ==========   ==========

             CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
           Engineering and collaborative software
              products and services                                      $       -    $       -
           IT services                                                       5,824            -
           Web-based telecommunications and travel services                      -            -
                                                                         ----------   ----------
                    Consolidated                                         $   5,824    $       -
                                                                         ==========   ==========

                EXPENDITURES FOR ADDITIONS TO LONG-LIVED ASSETS
           Engineering and collaborative software
              products and services                                      $     222    $     374
           IT services                                                           -            6
           Web-based telecommunications and travel services                     11           14
                                                                         ----------   ----------
                    Consolidated                                         $     233    $     394
                                                                         ==========   ==========

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

     The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                        FOR THE YEAR ENDED MARCH 31
                                           ---------------------
                                             2003         2002
                                           --------     --------
                                              (IN THOUSANDS)
                    NET REVENUE
       United States                       $12,475      $18,260
       The Americas (other than U.S.)          772          574
       Europe                                3,271        2,757
       Asia-Pacific                          3,515        2,693
                                           --------     --------
                Consolidated               $20,033      $24,284
                                           ========     ========

                    EXPORT SALES
       United States                       $ 1,747      $   615
                                           ========     ========

                  LONG-LIVED ASSETS
       United States                       $ 5,434      $12,434
       Europe                                  324          284
       Asia-Pacific                          1,189        1,440
                                           --------     --------

                Consolidated               $ 6,947      $14,158
                                           ========     ========

(11)   LOSS PER SHARE

       The following table illustrates the computation of basic and diluted net loss per share for the years ended March 31, (in thousands):

                                                          2003            2002
                                                        ---------      ---------
       Numerator:
       Net loss -- numerator for basic and diluted
          net loss per share                            $(10,529)      $ (8,944)

       Denominator:
       Denominator for basic net loss per share -
          average number of common shares outstanding
          during the year                                 17,310         16,982
       Incremental common shares attributable to
          exercise of outstanding options and warrants        --             --
                                                        ---------      ---------

       Denominator for diluted net loss per share         17,310         16,982
                                                        =========      =========

       Basic net loss per share                         $  (0.61)      $  (0.53)
                                                        =========      =========

       Diluted net loss per share                       $  (0.61)      $  (0.53)
                                                        =========      =========

       Options, warrants and other common stock equivalents amounting to 837,000 and 485,000 potential common shares were excluded from the computation of diluted loss per common share for fiscal 2003 and 2002, respectively, because the effect would have been antidilutive. Potential common shares amounting to 370,000 from the possible conversion of the convertible note issued to Laurus were excluded from the computation of diluted loss per share as their effect would heave been antidilutive.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2003 and 2002

(12)   LIQUIDITY

       The Company incurred net losses of $10,529,000 and $8,944,000 and used cash in operations of $2,068,000 and $3,225,000 in fiscal 2003 and 2002, respectively. The Company's future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services. The Company believes it will be able to generate cash from operations or through additional sources of debt and equity financing. On July 10, 2003, the Company received a commitment to modify and expand to $4,000,000 the financing arrangement with Laurus that is described in Note 4 "Long-Term Debt." The modification and expansion may have a dilutive effect to the existing stockholders. If the final terms are acceptable to both parties, the modification and expansion could be finalized in the quarter ending September 30, 2003.
       If the proposed modification and expansion does not occur, the Company may seek other sources of debt or equity funding. The Company has continued its program to reduce costs and expenses. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate its research and development programs and its marketing efforts or to obtain funds through arrangements with partners or others who may require the Company to relinquish rights to certain of its technologies or potential products or assets.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NETGURU, Inc

                                           /s/ Amrit K. Das
                                           -------------------------------------
Dated: July 15, 2003                       Amrit K. Das, Chief Executive Officer

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


                   Name                                           Title                              Date
--------------------------------------------      --------------------------------------      -------------------

/s/ Amrit K. Das                                  Chairman of the Board, Chief                July 15, 2003
----------------                                  Executive Officer and Director
Amrit K. Das                                      (principal executive officer)

/s/ Jyoti Chatterjee                              President, Chief Operating Officer,         July 15, 2003
--------------------                              Director
Jyoti Chatterjee

/s/ Bruce Nelson                                  Chief Financial Officer (Principal          July 15, 2003
----------------                                  financial and accounting Officer)
Bruce Nelson

/s/ Santanu Das                                   Corporate Vice President, President,        July 15, 2003
---------------                                   Engineering, and Collaborative
Santanu Das                                       Software and Director

/s/ Stephen Owen                                  Corporate Vice President, President,        July 15, 2003
----------------                                  European Operations and Director
Stephen Owen

/s/ Stanley Corbett                               Director                                    July 15, 2003
-------------------
Stanley W. Corbett

/s/ Garret Vreeland                               Director                                    July 15, 2003
-------------------
Garret Vreeland

/s/ L.M. Singhvi                                  Director                                    July 15, 2003
----------------
L.M. Singhvi


                                 CERTIFICATIONS

         I, Amrit K. Das, certify that:

         1. I have reviewed this annual report on Form 10-KSB of netGuru, Inc. ("annual report");

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003                        /s/ Amrit K. Das
                                           ----------------
                                           Amrit K. Das, Chief Executive Officer
                                           (principal executive officer)

         I, Bruce Nelson, certify that:

         1. I have reviewed this annual report on Form 10-KSB of netGuru, Inc. ("annual report");

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003                        /s/ Bruce Nelson
                                           ----------------
                                           Bruce Nelson, Chief Financial Officer
                                           (principal financial officer)

                  INDEX TO EXHIBITS FILED WITH THIS FORM 10-KSB

         EXHIBIT NO.                DESCRIPTION
         -----------                -----------

         4.2 Amendment No. 1 to Securities Purchase Agreement dated as of December 13, 2002 by and between the registrant and Laurus Master Fund, Ltd.

         4.4 Amendment No. 1 to Convertible Note in the principal amount of amount of $2,000,000 dated June 4, 2003 by and between the registrant and Laurus Master Fund, Ltd.

         4.5 Common Stock Purchase Warrant dated December 13, 2002 issued by the registrant in favor of Laurus Master Fund, Ltd. 10.12 Salary Deferral Arrangement for Executives of Research Engineers (Europe) Ltd.

         10.14 Amendment No. 1 to Securities Purchase Agreement dated as of December 13, 2002 by and between the registrant and Laurus Master Fund, Ltd. (filed as Exhibit 4.2 to this Form 10-KSB)

         10.16 Amendment No. 1 to Convertible Note in the principal amount of amount of $2,000,000 dated June 4, 2003 by and between the registrant and Laurus Master Fund, Ltd. (filed as Exhibit 4.4 to this Form 10-KSB)

         10.17 Common Stock Purchase Warrant dated December 13, 2002 issued by the registrant in favor of Laurus Master Fund, Ltd. (filed as Exhibit 4.5 to this Form 10-KSB)

         21.1     Subsidiaries of the registrant

         23.1     Independent Auditors' Consent

         99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002