Form 10QSB
period 2003-06-30
NETGURU INC
filed 2003-08-14
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                       OR
[ ]      TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from __________ to __________

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

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of common stock, $0.01 par value, was 17,325,150 on August 13, 2003.

Transitional Small Business Disclosure Format (check one)         Yes[ ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE

Item 1.  Financial Statements................................................. 3

         Condensed Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002 (unaudited)...................... 3

         Condensed Consolidated Balance Sheets as of
         June 30, 2003 (unaudited) and March 31, 2003......................... 4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 2003 and 2002 (unaudited)................ 5

         Notes to Condensed Consolidated Financial Statements (unaudited) .... 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................19

Item 3.  Controls and Procedures..............................................31

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings....................................................33

Item 2.  Changes in Securities and Use of Proceeds............................33

Item 3.  Defaults Upon Senior Securities......................................33

Item 4.  Submission of Matters to a Vote of Security Holders..................33

Item 5.  Other Information....................................................33

Item 6.  Exhibits and Reports on Form 8-K.....................................33

Signatures....................................................................34

Exhibits Filed with this Report on Form 10-QSB................................35

                                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                              ($ in thousands except share and per share amounts)

                                                                                   THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                             --------------------------------
                                                                               2003                 2002
                                                                                                 (Restated)
                                                                             -------------      -------------
Net revenues:
    Engineering and collaborative software products and services             $      2,722       $      1,871
    IT services                                                                     1,207              1,414
    Web-based telecommunications and travel services                                  462              1,132
                                                                             -------------      -------------
           Total net revenues                                                       4,391              4,417

Cost of revenues:
    Engineering and collaborative software products and services                      377                292
    IT services                                                                       918              1,076
    Web-based telecommunications and travel services                                  262                987
                                                                             -------------      -------------
           Total cost of revenues                                                   1,557              2,355
                                                                             -------------      -------------
           Gross profit                                                             2,834              2,062
                                                                             -------------      -------------

Operating expenses:
    Selling, general and administrative                                             2,316              2,616
    Research and development                                                          504                464
    Depreciation                                                                      255                268
    Restructuring                                                                      --                 93
                                                                             -------------      -------------
           Total operating expenses                                                 3,075              3,441
                                                                             -------------      -------------

           Operating loss                                                            (241)            (1,379)
                                                                             -------------      -------------

Other expense (income):
    Interest, net                                                                     124                 62
    Other                                                                               1                 (2)
                                                                             -------------      -------------
           Total other expense                                                        125                 60
                                                                             -------------      -------------

Loss before income taxes and cumulative effect of a
  change in accounting principle                                                     (366)            (1,439)
Income tax expense (benefit)                                                           37               (369)
                                                                             -------------      -------------
Loss before cumulative effect of a change in accounting principle            $       (403)      $     (1,070)
Cumulative effect of a change in accounting principle                                  --             (5,824)
                                                                             -------------      -------------
           Net loss                                                                  (403)            (6,894)
                                                                             =============       ============

Basic and diluted loss per common share:
     Loss per common share before cumulative effect of a change
        in accounting principle                                              $      (0.02)      $      (0.06)
     Cumulative per share effect of a change in accounting principle                   --              (0.34)
                                                                             -------------      -------------
     Basic and diluted loss per common share                                        (0.02)             (0.40)
                                                                             =============       ============

Common shares used in computing net loss per common share                      17,325,150         17,285,977
                                                                             =============       ============

                  See accompanying notes to condensed consolidated financial statements.


                                             NETGURU, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share and per share amounts)

                                                                                    JUNE 30,      MARCH 31,
                                                                                      2003          2003
                                                                                   ---------      ---------
                                                                                  (Unaudited)

                                                        ASSETS
Current assets:
    Cash and cash equivalents                                                      $  2,233       $  2,861
    Accounts receivable (net of allowance for doubtful accounts of $755 and
      $735, as of June 30, 2003 and March 31, 2003, respectively)                     2,678          2,889
    Notes and related party loans receivable                                             43             88
    Deposits                                                                             81            670
    Prepaid expenses and other current assets                                           982            858
                                                                                   ---------      ---------

           Total current assets                                                       6,017          7,366

Property, plant and equipment, net                                                    2,911          3,113
Goodwill (net of accumulated amortization of $4,438)                                  3,281          3,281
Other assets                                                                            498            553
                                                                                   ---------      ---------
                                                                                   $ 12,707       $ 14,313
                                                                                   =========      =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt                                         $  1,378       $  1,340
    Current portion of capital lease obligations                                        393            412
    Accounts payable                                                                    697            802
    Accrued expenses                                                                    730          1,129
    Income taxes payable                                                                113             79
    Deferred revenues                                                                 1,881          2,094
    Other liabilities                                                                   196            234
    Accrued restructuring costs                                                          12            199
                                                                                   ---------      ---------

           Total current liabilities                                                  5,400          6,289

Long-term bank debt, net of current portion                                             984          1,270
Capital lease obligations, net of current portion                                       534            627
Deferred gain on sale-leaseback                                                         800            817
                                                                                   ---------      ---------

           Total liabilities                                                          7,718          9,003
                                                                                   ---------      ---------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                                            --             --
    Common stock, par value $.01; authorized 150,000,000 shares; issued and
      outstanding 17,325,150 shares as of June 30, 2003 and March 31, 2003              173            173
    Additional paid-in capital                                                       33,322         33,322
    Accumulated deficit                                                             (27,737)       (27,334)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                             (769)          (851)
                                                                                   ---------      ---------

           Total stockholders' equity                                                 4,989          5,310
                                                                                   ---------      ---------
                                                                                   $ 12,707       $ 14,313
                                                                                   =========      =========

                        See accompanying notes to condensed consolidated financial statements.


                                        NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                (In thousands)
                                                                           THREE MONTHS       THREE MONTHS
                                                                              ENDED              ENDED
                                                                          JUNE 30, 2003      JUNE 30, 2002
                                                                          -------------      -------------
Cash flows from operating activities:
    Net loss                                                              $  (403)           $(6,894)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                         325                311
        Cumulative effect of a change in accounting principles                 --              5,824
        Bad debt expense                                                       11                 25
        Deferred income taxes                                                  --               (172)
        Compensation expense recognized on issuance of stock options           --                (23)
        Restructuring                                                          --                 93
        Changes in operating assets and liabilities:
          Accounts receivable                                                 257                361
          Notes and related party loans receivable                             44                 71
          Income tax receivable                                                --                 (4)
          Prepaid expenses and other current assets                          (120)               520
          Deposits                                                            591                 15
          Other assets                                                        (15)               (88)
          Accounts payable                                                   (113)                69
          Accrued expenses                                                   (405)              (456)
          Income taxes payable                                                 30               (199)
          Accrued restructuring costs                                        (188)               (13)
          Other current liabilities                                           (49)               (73)
          Deferred revenues                                                  (232)              (140)
          Deferred gain on sale-leaseback                                     (17)               (17)
                                                                          --------           --------

                  Net cash used in operating activities                      (284)              (790)
                                                                          --------           --------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                 (12)               (88)
                                                                          --------           --------

                  Net cash used in investing activities                       (12)               (88)
                                                                          --------           --------

Cash flows from financing activities:
    Proceeds from issuance of bank debt                                        43                  1
    Repayment of bank debt                                                   (310)              (115)
    Repayment of capital lease obligations                                   (111)               (84)
    Issuance of common stock                                                   --                 52
                                                                          --------           --------

                  Net cash used in financing activities                      (378)              (146)
                                                                          --------           --------

    Effect of exchange rate changes on cash and cash equivalents               46                 43
                                                                          --------           --------

                  Decrease in cash and cash equivalents                      (628)              (981)

Cash and cash equivalents, beginning of period                              2,861              3,466
                                                                          --------           --------

Cash and cash equivalents, end of period                                  $ 2,233            $ 2,485
                                                                          ========           ========

Supplemental disclosure of cash flow information: Amounts paid for:
         Interest                                                         $   107            $    63
         Income taxes                                                     $     8            $     1

                        See accompanying notes to condensed consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

1.  REPORT BY MANAGEMENT

         The condensed consolidated financial statements include the accounts of netGuru, Inc. and its wholly owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         These condensed consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2003 and the results of operations and the cash flows for the three months ended June 30, 2003 and 2002, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending March 31, 2004.

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

         Certain reclassifications have been made to the fiscal 2003 consolidated financial statements to conform to the fiscal 2004 presentation. See also Note 3.

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At June 30, 2003, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations approximated their fair values, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date. The estimated fair value of the Company's long-term debt at June 30, 2003, determined by using the effective rate of interest on this indebtedness, was approximately $1.8 million.

3.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         On April 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired, by comparing the carrying value to the fair value of the reporting unit to which they are assigned.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The Company considers the following operating segments - engineering and collaborative software products and services, IT services, and Web-based telecommunications and travel services - to be its reporting units for purposes of testing for impairment, as the components within each operating segment have similar economic characteristics and thus do not represent separate reporting units.

         The Company assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques, and concluded that as of April 1, 2002, an impairment write-down for its IT services division was required. The Company recorded an impairment charge of $5,824,000 to IT services goodwill in fiscal 2003 as a cumulative effect of a change in accounting principle. In accordance with SFAS No. 6, "Reporting Accounting Changes in Interim Financial Statements," the Company has restated the accompanying condensed consolidated statements of operations for the three months ended June 30, 2002, to present the cumulative effect of the adoption of SFAS No. 142 as of the beginning of the year of adoption.

         There was no impairment of goodwill during the three months ended June 30, 2003.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the assets. The Company is also required to record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on April 1, 2003. The adoption of SFAS No. 143 did not materially impact the Company's consolidated financial condition or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. The Company adopted the provisions of SFAS No. 146 on January 1, 2003. This statement applies on a prospective basis to exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not materially impact the Company's consolidated financial condition or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123." This amendment provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Since the Company is continuing to account for stock-based compensation according to Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees," the adoption of SFAS No. 148 in the first quarter of fiscal 2004 requires the Company to provide prominent disclosures about the effects of SFAS No. 123 on reported income (loss) and required it to disclose these effects in its interim financial statements (see Note 8).

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

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         On January 17, 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which requires extensive disclosures and will require companies to evaluate variable interest entities created after January 31, 2003 and existing entities to determine whether to apply the interpretation's consolidation approach to them. Companies must apply the interpretation to entities with which they are involved if the entity's equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date the interpretation's consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise's maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was created. Since the Company has no interest in any variable interest entity, the adoption of this interpretation did not materially impact the Company's consolidated financial condition or results of operations.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

         The Company capitalizes costs related to the development of certain software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. As of June 30, 2003, capitalized costs of approximately $276,000, net of accumulated amortization, were included in other assets. Approximately $152,000 of this amount represents software developed in-house and $124,000 represents the cost of software developed on the Company's behalf by third parties. Additions to capitalized software were $0 and $28,000 during the quarters ended June 30, 2003 and 2002, respectively.

         The Company amortizes capitalized software development costs and purchased technology using the straight-line method over two to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to operations was approximately $70,000 and $43,000 for the quarters ended June 30, 2003 and 2002, respectively. Accumulated amortization on capitalized software was $703,000 and $533,000 as of June 30, 2003 and 2002, respectively.

5.  REVENUE RECOGNITION

         The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists; (2) delivery has been completed and no significant obligations remain; (3) the Company's price to the buyer is fixed or determinable; and (4) collection is probable. The Company's revenues arise from the following segments: engineering and collaborative software products and services; IT services; and Web-based telecommunications and travel services.

         Revenue from software sales is recognized upon shipment if no significant post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. Since July 1, 2002, the Company has provided at the time of sale a 15-day right of return on the purchase of a product during which time the customer may return the product subject to a $50 restocking fee per item returned. Customers may choose to purchase maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

         Revenues from software the Company customizes to fit a customer's requirements are recognized based on satisfactory completion of pre-determined milestones (evidenced by written acceptance from the customer) and delivery of the product to the customer, provided no significant obligations remain and collection of the resulting receivable is probable.

         In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue, with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. The Company determines the fair value of each element in multi-element transactions based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         Revenues from call termination services are recognized at gross sales value, with the applicable cost separately stated in the cost of revenues. Revenues from the Company's own phone card sales are deferred and recognized based on usage, whereas revenues from resale of third-party phone cards are recognized net of returns since no significant obligations remain once the product is delivered. The Company recognizes revenues from certain travel services, where the Company is a ticket consolidator and where the Company has entered into a firm purchase commitment with the airlines, at the gross sales value, with purchase costs stated as a separate cost of revenues in accordance with EITF No. 99-19, "Recording Revenue Gross as a Principal Versus Net as an Agent." Other products and services sold via Internet portals, including certain travel services, where the Company is a travel discounter or an agent, are recognized net of purchase costs when the products and services are delivered and collection is probable.

6.  DEFERRED REVENUES

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

7. PROVISIONS FOR RESTRUCTURING OPERATIONS

         In March 2001, the Company announced plans to restructure its operations. As a result of this restructuring plan, the Company recorded a restructuring charge of $2,400,000 in fiscal 2001. The restructuring plan consisted of four major points: (1) refocused strategic direction of Internet service provider ("ISP") initiatives; (2) refocused strategic direction of Internet portal initiatives; (3) consolidation of the Company's technical support activities; and (4) elimination of the Company's in-house legal department.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         With regard to the Company's ISP initiatives in India, the Company redirected its primary focus toward communication and connectivity services targeted at the corporate market. The total amount charged for the refocus of ISP operations in fiscal 2001 was $1,998,000.

         With regard to the Internet portal business, the Company redirected its primary focus toward the telephony and travel services offered through the portal. The initial restructuring charge in fiscal 2001, related to the refocus of the portal business was $194,000, which was paid in fiscal 2001.
During fiscal 2002, the Company paid an additional $67,000 relating to contractual obligations for the portal operations.

         In March 2001, the Company closed its Boston technical support office as part of consolidating the Company's technical support activities. Technical support activities previously offered from the Boston office were consolidated into the California facility. The closing of this office resulted in the termination of two employees. The restructuring charge related to the consolidation of technical support facilities was $166,000, of which $49,000 related to accrued severance payments for the two terminated employees and $117,000 related to contractual lease obligations for the vacated space. The Company made cash payments totaling $58,000 in fiscal 2002 toward settlement of obligations related to this activity. During fiscal 2003, the Company made cash payments of $55,000 for severance expenses relating to the termination of one of the employees and $47,000 for lease payments for the vacated office space. During the first quarter of fiscal 2004, the Company made cash payments of $7,000 for lease payments for the vacated office space.

         The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not refilled. Legal services are being obtained from the Company's continuing external legal counsel. In fiscal 2001, the Company estimated the restructure charge related to the elimination of the in-house legal department to be $42,000. However, in fiscal 2002, the Company paid $52,000 toward this restructure charge. Additional charges of $41,000 and $199,000 were recorded in fiscal 2002 and in fiscal 2003, respectively, since the original estimate of severance expenses was insufficient. During the year ended March 31, 2003, the Company paid $50,000 toward settlement of obligations due to the terminated employee. During the first quarter of fiscal 2004, the Company paid the remaining settlement obligation of $180,000.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Activity relating to the restructuring charge is as follows (in thousands):

                           REFOCUS OF      REFOCUS OF    CONSOLIDATION    ELIMINATION
                               ISP           PORTAL       OF TECHNICAL      OF LEGAL
                           OPERATIONS      OPERATIONS       SUPPORT        DEPARTMENT        TOTAL
                            --------        --------        --------        --------        --------
March 31, 2000                   --              --              --              --              --
Restructuring charge        $ 1,998             194         $   166         $    42         $ 2,400
Cash payments                (1,897)           (194)             --              --          (2,091)
                            --------        --------        --------        --------        --------

March 31, 2001              $   101              --         $   166         $    42         $   309
                            --------        --------        --------        --------        --------

Cash payments                    --             (67)            (58)            (52)           (177)

Adjustments                     (67)    a        67    a        (16)   b         41    b         25
                            --------        --------        --------        --------        --------

March 31, 2002              $    34         $    --         $    92         $    31         $   157
                            --------        --------        --------        --------        --------

Cash payments                    --              --            (102)            (50)           (152)
Adjustments                     (34)    c        --              29    c        199    c        194
                            --------        --------        --------        --------        --------

March 31, 2003              $    --         $    --         $    19         $   180         $   199
                            --------        --------        --------        --------        --------

Cash payments                    --              --              (7)           (180)           (187)

June 30, 2003               $    --         $    --         $    12         $    --         $    12
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

         The remaining balance of $12,000 at June 30, 2003 is for lease payments for vacated office space, which are scheduled for payment through September 2003.

8. STOCKHOLDERS' EQUITY

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

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         As of June 30, 2003, the Company had paid $172,000 to one of the former owners for the repurchase of 6,000 shares. The repurchase of 6,000 shares from another former owner was settled for a total of $100,000, which was paid in full as of June 30, 2003. The owner of the remaining 13,000 shares is holding the stock certificates until full payment is received for these shares. The total cash to be paid for this repurchase was $372,000, of which $128,000 had been paid as of June 30, 2003. Due to a dispute as a result of an apparent breach of the purchase agreement by the former owner, the Company believes that it is probable that the balance of $244,000 will not be paid and therefore has not accrued this amount as a liability.

         The Company continues to follow the guidance of APB No. 25. Pursuant to APB No. 25, compensation related to stock options is measured as the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues options to employees with a grant price equal to the market value of its common stock on the grant date. Accordingly, the Company has recognized no compensation expense on its grants of employee stock options.

         The following represents pro forma information as if the Company recorded compensation cost using the fair value of the issued compensation instrument under SFAS No. 123 (in thousands, except amounts per share):

                                                 THREE MONTHS ENDED JUNE 30,
                                                   2003              2002
                                               -----------        ----------

Net loss - as reported                         $    (403)         $  (6,894)
Net loss - pro forma                                (458)            (7,094)
                                               ==========         ==========
Basic net loss per share -
    as reported                                $   (0.02)         $   (0.40)
     pro forma                                     (0.03)             (0.41)
Diluted net loss per share -
     as reported                                   (0.02)             (0.40)
     pro forma                                     (0.03)             (0.41)
                                               ==========         ==========
Weighted average fair value of options
    granted                                    $      --          $       --
                                               ==========         ==========
Black-Scholes option pricing model
    assumptions:
         Dividend yield                               --                 --
         Expected volatility                       111.9%             137.3%
         Risk-free interest rate                     2.94%              4.60%
         Expected option lives (in years)            6.8                6.8

9. FOREIGN CURRENCY TRANSLATION

         The financial condition and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into United States dollars (the reporting currency) at the exchange rate in effect at the end of the interim period. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective interim periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations and were not material to the first quarters of fiscal 2004 and 2003.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $321,000 and $976,000 for the quarters ended June 30, 2003 and 2002, respectively.

11. NET LOSS PER SHARE

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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands except per share amounts):

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                --------------------------
                                                                  2003              2002
                                                                ---------        ---------
Numerator:
Net loss & numerator for basic and diluted loss per
share                                                           $   (403)        $ (6,894)
                                                                =========        =========

Denominator:
Denominator for basic net loss per share - average
   number of common shares outstanding during the period          17,325           17,286
Incremental common shares attributable to exercise of
   outstanding options, warrants and other common stock
   equivalents                                                        --               --
                                                                ---------        ---------
Denominator for diluted net loss per share                        17,325           17,286
                                                                =========        =========

Basic and diluted net loss per share                            $  (0.02)        $  (0.40)
                                                                =========        =========

         Options, warrants and other common stock equivalents amounting to 1,179,000 and 737,000 potential common shares were excluded from the computation of diluted EPS for the quarters ended June 30, 2003 and 2002, respectively, because the Company reported net losses and, therefore, the effect would be antidilutive. Potential common shares amounting to 1,125,000 from the possible conversion of the convertible note issued to Laurus were excluded from the computation of diluted loss per share for the quarter ended June 30, 2003, as their effect would have been anti-dilutive.

12. SEGMENT AND GEOGRAPHIC DATA

         The Company is an integrated information technology and services company operating in three primary business segments: (1) engineering and collaborative software products and services; (2) IT services; and (3) Web-based telecommunications and travel services.

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

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Through March 31, 2003, the Company's management included all unallocable expenses related to corporate activities in the Company's engineering and collaborative software products and services segment. In order to facilitate better management of its costs, since April 1, 2003, the Company's management has reviewed its unallocable expenses related to the Company's corporate activities in a separate "Center," which is reflected in the tables below. Prior period presentation has been revised to provide comparable information.

         The significant components of worldwide operations by reportable operating segments are:

                                                     THREE MONTHS ENDED JUNE 30,
                                                      ------------------------
                                                        2003            2002
                                                      --------        --------
                                                           (IN THOUSANDS)
NET REVENUE
    Engineering and collaborative software
      products and services                           $ 2,722         $ 1,871
    IT services                                         1,207           1,414
    Web-based telecommunications and travel
      services                                            462           1,132
    Center                                                 --              --
                                                      --------        --------
         Consolidated                                 $ 4,391         $ 4,417
                                                      ========        ========

GROSS PROFIT
    Engineering and collaborative software
      products and services                           $ 2,345         $ 1,579
    IT services                                           289             338
    Web-based telecommunications and travel
      services                                            200             145
    Center                                                 --              --
                                                      --------        --------
         Consolidated                                 $ 2,834         $ 2,062
                                                      ========        ========
OPERATING (LOSS)INCOME
    Engineering and collaborative software
      products and services                           $    73         $  (757)
    IT services                                           (14)            (49)
    Web-based telecommunications and travel
      services                                            (12)           (168)
    Center                                               (288)           (405)
                                                      --------        --------
         Consolidated                                 $  (241)        $(1,379)
                                                      ========        ========

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                THREE MONTHS ENDED
                                                      JUNE 30,
                                       ---------------------------------------
                                             2003                 2002
                                       -----------------    ------------------
                                                  (IN THOUSANDS)
NET REVENUE
United States                          $        2,403       $        3,200
The Americas (other than U.S.)                    159                  107
Europe                                          1,126                  495
Asia-Pacific                                      703                  615
                                       -----------------    ------------------

         Consolidated                  $        4,391       $        4,417
                                       =================    ==================

EXPORT SALES
United States                          $          663       $          232
                                       =================    ==================

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                        AS OF
                                       ---------------------------------------
                                           JUNE 30,             MARCH 31,
                                             2003                 2003
                                       -----------------    ------------------
                                                   (IN THOUSANDS)
LONG-LIVED ASSETS
United States                          $        5,221       $        5,434
Europe                                            307                  324
Asia-Pacific                                    1,162                1,189
                                       -----------------    ------------------

         Consolidated                  $        6,690       $        6,947
                                       =================    ==================

13. CONTINGENCIES

         The Company is party to various litigation matters arising in the normal course of business. Management believes the resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

14. SUBSEQUENT EVENT

         On July 31, 2003, the Company obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus Master Fund, Ltd. or "Laurus." The amount available under this revolving credit facility will be reduced by the balance outstanding on the Company's $2 million, 6% convertible note issued to Laurus on December 13, 2002. On August 4, 2003, the terms of the convertible note were amended as follows: (1) the interest rate on the convertible note was amended from 6% per annum to the greater of 5% per annum or the prime rate plus 1% per annum, payable monthly in arrears; (2) the amortization period was extended from 20 months to 24 months; (3) the penalty for repayments of the outstanding balance in cash was removed; and (4) the fixed conversion price, upon which potential issuance of the Company's common stock to satisfy the obligations of the convertible note would be based, was reduced from $1.60 to $1.30.

         Borrowings against the revolving credit facility will accrue interest, initially, at an annual rate equal to the greater of 5% or the prime rate plus 1%, payable monthly in arrears. After an initial period of three months, interest rate per annum on the borrowings may be adjusted every month based on certain registration requirements and on the volume weighted average price of the Company's common stock. Obligations owed under this revolving credit facility may be repaid at the Company's option in cash or through the issuance of shares of the Company's common stock at the fixed conversion price of $1.30 per share, subject to volume limitations, provided the shares are registered with the Securities and Exchange Commission for public resale and the then current market price is greater than 110% of the fixed conversion price. The fixed conversion price may be adjusted upward under certain circumstances. Also, the fixed conversion price is subject to standard anti-dilution provisions for stock-splits, stock dividends, reclassifications, and the like, and is subject to downward adjustment for certain issuances at prices below the then fixed conversion price. The accounts receivable credit facility has a three-year term, which automatically renews every three years unless cancelled in writing by the Company or by Laurus under certain conditions. An early termination fee of up to $120,000 will be payable if the facility is terminated prior to August 1, 2006. The facility also provides the Company the flexibility to access additional amounts above what is available based upon eligible accounts receivable. Any such additional amounts will accrue interest at a rate of 0.6% per month, payable monthly.

         In connection with this financing, the Company paid Laurus a fee of $140,000 and issued to Laurus a five-year warrant to purchase 180,000 shares of the Company's common stock exercisable at various prices as follows: 115% of the then effective fixed conversion price per share for purchase of up to 60,000 shares; 125% of the then effective fixed conversion price per share for the purchase of an additional 60,000 shares; and 145% of the then effective fixed conversion price per share for the purchase of an additional 60,000 shares. Based on the initial fixed conversion price of $1.30, the exercise prices would be $1.495 per share for the purchase of up to 60,000 shares; $1.625 per share for the purchase of an additional 60,000 shares; and $1.885 per share for the purchase of an additional 60,000 shares. Laurus may also receive additional five-year warrants to purchase up to 400,000 shares of the Company's common stock at an exercise price equal to 125% of the fixed conversion price based upon how much of the outstanding obligation under the credit facility is converted to equity. The credit facility is secured by a general security interest in the assets of the Company and its subsidiaries.

         Laurus has contractually agreed to two separate beneficial ownership limitations that restrict conversion of the convertible note and the exercise of the warrant issued on December 13, 2002. Laurus has agreed that the convertible note shall not be converted and the warrant shall not be exercised to the extent that conversion of the convertible note or exercise of the warrant would result in Laurus, together with its affiliates, beneficially owning in excess of 4.99% of the number of shares of the Company's common stock outstanding at that time. Laurus may terminate this 4.99% limitation by providing us 75 days' advance notice of its intention to do so. This 4.99% limitation does not preclude conversion of the convertible note or exercise of the warrant over time, so long as Laurus' beneficial ownership of the Company's common stock, together with its affiliates, does not exceed the limitation amount. This 4.99% limitation automatically becomes void upon an event of default under the convertible note.

         Laurus has also contractually agreed to two separate beneficial ownership limitations that restrict conversion of the borrowings under the revolving credit facility and the exercise of the warrant issued on July 31, 2003. Laurus has agreed that the borrowings under the revolving credit facility shall not be converted and the warrant shall not be exercised to the extent that conversion of the convertible note or exercise of the warrant would result in Laurus, together with its affiliates, beneficially owning in excess of 4.99% of the number of shares of the Company's common stock outstanding at that time. Laurus may terminate this 4.99% limitation by providing us 75 days' advance notice of its intention to do so. This 4.99% limitation does not preclude conversion of the borrowings under the credit facility or exercise of the warrant over time, so long as Laurus' beneficial ownership of the Company's common stock, together with its affiliates, does not exceed the limitation amount. This 4.99% limitation automatically becomes void upon an event of default under the credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act)." We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

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

         Any of the factors described above or in the "Risk Factors" section of our latest annual report on Form 10-KSB could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

         We have provided computer-aided engineering software solutions to our customers for over 22 years. For the past 20 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the United States, which further expanded our IT resources and capabilities. Our Internet portal services were started in 1999 and were refocused in fiscal 2001 toward telecommunications and travel services. A more expansive discussion of our business and services is contained in the "Business" section of our latest annual report on Form 10-KSB.

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

         We recognize revenues when the following criteria are met:

         o Persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists;
         o Delivery has been completed and no significant obligations remain;
         o        Our price to the buyer is fixed or determinable; and
         o        Collection is probable.

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

         We recognize revenues from call termination services at gross sales value, with the applicable cost separately stated in cost of revenues. We recognize revenues from sales of our own phone cards based on usage. We recognize revenues from our resale of third-party phone cards net of returns because no significant obligations remain once the phone cards are delivered. We recognize revenues from certain travel services, where we are a ticket consolidator and where we have entered into a firm purchase commitment with the airlines, at the gross sales value, with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force ("EITF") No. 99-19, "Recording Revenue Gross as a Principal Versus Net as an Agent." We recognize revenues from other products and services sold via Internet portals, including travel services, where we are a travel discounter or an agent, net of purchase costs when the products and services are delivered and collection is probable.

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

     IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL

         Through March 31, 2002, we applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measured recoverability of an asset to be held and used by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If we considered the asset impaired, we recognized an impairment loss equal to the amount by which the carrying value of the asset exceeded the fair value of the asset. We reported assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell. In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and superseded SFAS No. 121, and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 beginning April 1, 2002. The adoption of SFAS No. 144 did not materially impact our consolidated financial condition or results of operations.

         We apply the provisions of SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," to evaluate unamortized capitalized software development costs. At each balance sheet date, we compare the unamortized software development cost of each product to the net realizable value of the product. We write off to cost of revenues the amount by which the unamortized software development cost exceeds the net realizable value of the product.

         On April 1, 2002, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired by comparing the carrying value to the fair value of the reporting unit to which they are assigned.

         We consider the following operating segments - engineering and collaborative software products and services, IT services, and Web-based telecommunications and travel services - to be our reporting units for purposes of testing for impairment, as the components within each operating segment have similar economic characteristics and thus do not represent separate reporting units.

         We use a two-step test to assess potential impairment to goodwill. In the first step, the fair value of each reporting unit is compared to its carrying value including goodwill. If the fair value exceeds the carrying value, then goodwill is not considered impaired, and we do not need to proceed to the second step. If the carrying value of a reporting unit exceeds its fair value, then we have to determine and compare the implied fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we have to record an impairment loss in the amount of the excess.

         We assessed the fair value of our three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and concluded that as of April 1, 2002, an impairment write-down for our IT services division was required. We recorded an impairment charge of $5,824,000 to the IT services goodwill in fiscal 2003 as a cumulative effect of a change in accounting principle. We are required to perform additional reviews for impairment annually, or more frequently when events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

         The additional reviews involve a comparison of the implied fair value of the reporting unit goodwill with its carrying amount, both of which are measured as of the end of the period being reported. If the implied fair value of the reporting unit goodwill is less than the carrying amount of the reporting unit goodwill, we write down the carrying amount of the reporting unit goodwill to its implied fair value and recognize an impairment loss equal to the difference between the implied fair value and the carrying amount of reporting unit goodwill. If, in subsequent periods, the implied fair value of the reporting unit goodwill is higher than its carrying amount, we do not reverse an impairment loss recognized earlier or adjust the carrying amount to the higher amount.

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

         The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill will be incorrect. In addition, future results of operations could be materially impacted by the write-down of the carrying amount of goodwill to its estimated fair value.

NEW ACCOUNTING PRONOUNCEMENTS

         The EITF recently reached a consensus for EITF
No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides accounting guidance for allocation of revenue where delivery or performance of products or services may occur at different points in time or over different periods. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. Under EITF No. 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. We believe the adoption of EITF No. 00-21 will not materially impact our financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for our quarter that began July 1, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. We believe the adoption of SFAS No. 150 will not materially impact our consolidated financial condition or results of operations.

         In July 2003, the EITF reached a consensus on EITF 03-5, "Applicability of AICPA SOP 97-2 to Non-Software Deliverables." EITF 03-5 provides accounting guidance on whether non- software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2. In general, any non-software deliverables are within the scope of 97-2 if the software deliverable is essential to the functionality of the non-software deliverables. Companies are required to adopt this consensus in the first reporting period (annual or interim) beginning after ratification by the Financial Accounting Standard Board. We believe the adoption of EITF 03-5 will not materially impact our consolidated financial condition or results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                        ------------------------
                                                          2003           2002
                                                                      (Restated)
                                                        --------       --------

  Engineering and collaborative software
     products and  services ..................             62.0%          42.4%
  IT services ................................             27.5           32.0
  Web-based telecommunications and travel
     services ................................             10.5           25.6
                                                        --------       --------
     Total net revenues ......................            100.0          100.0
                                                        --------       --------
Cost of revenues .............................             35.5           53.3

  Engineering and collaborative software
     products and  services ..................             86.1           84.4
  IT services ................................             23.9           23.9
  Web-based telecommunications and travel
     services ................................             43.3           12.8
                                                        --------       --------
     Total gross profit ......................             64.5           46.7
                                                        --------       --------

  Selling, general and
     administrative expenses .................             52.7           59.2
  Research and development expenses ..........             11.5           10.6
  Depreciation ...............................              5.8            6.0
  Restructuring...............................              --             2.1
                                                        --------       --------
         Total operating expenses ............             70.0           77.9
                                                        --------       --------
  Operating loss .............................             (5.5)         (31.2)

  Other expense (income):
  Interest expense, net ......................              2.8            1.4
  Other ......................................              --              --
                                                        --------       --------
  Loss before income taxes and cumulative
     effect of a change in accounting
     principle ...............................             (8.3)         (32.6)
  Income tax (expense) benefit................             (0.9)           8.4
                                                        --------       --------
  Loss before cumulative effect of
      a change in accounting principle.........            --            (24.2)
  Cumulative effect of a change in
       accounting principle ..................             --           (131.9)
                                                        --------       --------
  Net loss ...................................             (9.2)%       (156.1)%
                                                        ========       ========

         NET REVENUES. Net revenues for the quarter ended June 30, 2003 (first quarter of fiscal 2004) decreased slightly by $26,000 (0.6%) to $4,391,000 as compared to $4,417,000 for the quarter ended June 30, 2002 (first quarter of fiscal 2003). Our total net revenues primarily consisted of revenues from (1) engineering and collaborative software products and services; (2) IT services; and (3) Web-based telecommunications and travel services.

         Net revenues from engineering and collaborative software products and services increased as a percentage of total net revenues to 62.0% in the first quarter of fiscal 2004 from 42.4% in the first quarter of fiscal 2003 due to an increase in net revenues from engineering and collaborative software products and services combined with decreases in the other segments. In dollar terms, net revenues from engineering and collaborative software products and services were $2,722,000 in the first quarter of fiscal 2004 compared to $1,871,000 in the first quarter of fiscal 2003, an increase of $851,000 or 45.5%. The increase was due to a $704,000 increase in engineering software products and services net revenues and a $147,000 increase in collaborative software products net revenues. Approximately 64% of the increase in engineering software products and services net revenues was due to the completion of a large project. The increase in collaborative software products net revenues was due to completion of more projects in the first quarter of fiscal 2004 as compared to the same period of the prior fiscal year. We anticipate net revenues from engineering and collaborative software products and services will show a moderate improvement for fiscal 2004 compared to fiscal 2003 as a result of expanded sales in Singapore, Mexico, and Canada and as a result of sales of new products and certain strategic alliances.

         IT services net revenues represented 27.5% of total net revenues for the first quarter of fiscal 2004 compared to 32.0% for the first quarter of fiscal 2003. In dollar terms, IT services net revenues were $1,207,000 during the first quarter of fiscal 2004 compared to $1,414,000 in the same period of the prior fiscal year, a decrease of $207,000 or 14.6%. As anticipated, the decline in the IT services industry that began several quarters ago continued to impact IT services net revenues in the first quarter of fiscal 2004, since customer demand for IT services continued to decline. We have cut our IT services expenses in proportion to the decline in IT services revenues and continue to monitor the same. Although we see some signs of recovery, for the most part we expect that this trend may continue into the foreseeable future.

         Web-based telecommunications and travel services net revenues decreased as a percentage of total net revenues to 10.5% in the first quarter of fiscal 2004 from 25.6% in the first quarter of fiscal 2003, primarily due to a decline in call termination net revenues. In dollar terms, net revenues from this segment were $462,000 during the first quarter of fiscal 2004, compared to $1,132,000 during the first quarter of fiscal 2003, a decrease of $670,000 or 59.2%. This decrease consisted of: (1) a $331,000 decline in call termination services net revenues and (2) a $340,000 decline in travel services net revenues. Due to the recent turmoil in the telecommunications industry, which has increased the uncertainty of the viability of smaller services providers, some of whom are our customers, and due to the higher operating costs of the call termination services business, we have shifted our focus from call terminations services to the retail phone card business, resulting in lower revenues from call termination services. Travel services net revenues were lower in the first quarter of fiscal 2004 compared to the same period in the prior fiscal year, because in the first quarter of fiscal 2004, we recognized revenues from tickets sold as a ticket consolidator net of purchase costs, since we did not renew our purchase commitment on such tickets. In the comparable quarter of the previous fiscal year, we had entered into a firm purchase commitment for such tickets and were subject to risk of loss if we did not fulfill the purchase commitment. In accordance with EITF No. 99-19, the revenues from the sale of such tickets were allowed gross revenue treatment with purchase costs stated as a separate cost of revenue. For the remainder of fiscal 2004, we do not expect our Web-based telecommunications and travel services net revenues to improve significantly from current levels due to the uncertainty in the telecommunications and travel services industries.

         GROSS PROFIT. Gross profit as a percentage of net revenues increased to 64.5% for the first quarter of fiscal 2004 from 46.7% for the first quarter of fiscal 2003. In dollar terms, total gross profit increased by $772,000 (37.4%) to $2,834,000 in the first quarter of fiscal 2004 from $2,062,000 in the same period of the prior fiscal year. The increase is mainly due to the increase in gross profit from engineering and collaborative software products and services and from Web-based telecommunications and travel services.

         Gross profit percentage in the engineering and collaborative software solutions segment increased to 86.1% in the first quarter of fiscal 2004 from 84.4% in the first quarter of fiscal 2003 due to an increase in revenues with costs staying relatively flat. In dollar terms, gross profit increased by $766,000 to $2,345,000 in the first quarter of fiscal 2004 from $1,579,000 for the same period in the prior year. Our software sales and support segment generally produces a higher gross margin than our other segments due to the low costs associated with each sale. The cost of revenues for the engineering and collaborative software products and services segment includes printing services, direct supplies such as hardware locks, which are security devices that are attached to central processing units to prevent unauthorized access to licensed software, salaries for technical support employees, freight out, and software amortization expense.

         IT services gross profit, as a percentage of net revenues, remained flat at 23.9% during the first quarter of fiscal 2004 as compared to the same period of the prior fiscal year. Historically, gross profit percentage from the IT services segment has been lower than the gross profit percentage from the engineering and collaborative software products and services business due to the higher cost of labor associated with IT services. The cost of revenues for IT services includes the salaries, bonuses, and benefits for the consulting employees. Our IT services consultants generally receive higher salaries than our technical support employees. As a result of the market slowdown for the IT industry, revenues from this segment had been decreasing significantly over the past several quarters. In response, we cut our costs of providing IT services in proportion to the decline in revenues, which resulted in consistent gross profit percentages.

         Gross profit as a percentage of net revenues from Web-based telecommunications and travel services increased to 43.3% in the first quarter of fiscal 2004 from 12.8% in the first quarter of fiscal 2003. In the first quarter of fiscal 2004, the cost of revenues for Web-based telecommunications and travel services included only the cost of buying minutes from another carrier. In the comparable quarter of the prior fiscal year, the cost of revenues for Web-based telecommunications and travel services included both the cost of buying minutes from another carrier and the cost of purchasing certain airline tickets where we served as a ticket consolidator and we had inventory risk for the tickets purchased under a firm purchase commitment with a certain airline. Gross profit from Web-based telecommunications services in the first quarter of 2004 increased due to reduced focus on higher cost call termination services and due to the lower cost of purchased minutes for our phone card services. Gross profit from travel services increased due to the recognition of travel services revenues net of cost of tickets in the first quarter of fiscal 2004 compared to recognition of the cost of certain tickets separately from the associated revenues in the first quarter of fiscal 2003 as mentioned above. Although gross profit from Web-based telecommunications and travel services increased in the first quarter of 2004 compared to the same period of the prior fiscal year, we are not certain the trend will continue. Pricing pressures in the telecommunications industry, continuing threats in the worldwide political climate, competition from other online travel services and reductions in travel agency commissions due to pricing pressures may continue to negatively impact the gross profit from our Web-based communications and travel businesses for the foreseeable future.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $300,000 (11.5%) to $2,316,000 for the first quarter of fiscal 2004 from $2,616,000 for the same period of the prior fiscal year primarily due to a decrease in salaries and benefits as a result of terminations as well as due to our continuing emphasis on cost control. The decrease in SG&A expenses in the first quarter of fiscal 2004 was primarily due to a $218,000 reduction in salaries and benefits due to employee terminations and reductions in benefits and a $75,000 reduction in rent, a $67,000 reduction in marketing consulting expenses and a $53,000 reduction in advertising expenses - all due to our continuing efforts to control costs. These decreases were offset by a $49,000 increase in legal fees and a $41,000 increase in accounting fees. We continue to monitor our SG&A expenses but do not make any assurances that we could continue to maintain or further cut SG&A expenses from levels attained in the first quarter of fiscal 2004.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. For the first quarter of fiscal 2004, R&D expenses increased by $40,000 (8.6%) to $504,000 from $464,000 for the first quarter of fiscal 2003. R&D expenses in the first quarter of fiscal 2004 increased primarily because no software development expense was capitalized in the first quarter of fiscal 2004 whereas $28,000 in software development expenses was capitalized in the comparable period of the prior fiscal year.

         DEPRECIATION. Depreciation expense decreased by $13,000 (4.9%) to $255,000 in the first quarter of fiscal 2004 from $268,000 in the first quarter of fiscal 2003 primarily due to fully depreciated assets not being replaced.

         SEGMENT PROFITABILITY. The engineering and collaborative software products and services segment had an operating income of $73,000 in the first quarter of fiscal 2004 compared to an operating loss of $757,000 in the first quarter of fiscal 2003. In the IT services segment, the operating loss decreased by $35,000 (71.4%) to $14,000 in the first quarter of fiscal 2004 from $49,000 in the first quarter of fiscal 2003. Operating loss in the Web-based telecommunications and travel services segment decreased by $155,000 (92.3%) to $13,000 in the first quarter of fiscal 2004 from $168,000 in the first quarter of fiscal 2003. Center expenses decreased by $117,000 (28.9%) to $288,000 in the first quarter of fiscal 2004 from $405,000 in the first quarter of fiscal 2003, primarily due to the absence of restructuring charges in the first quarter of fiscal 2004 compared to a $93,000 restructuring charge in the first quarter of fiscal 2003.

         RESTRUCTURING. In March 2001, we announced plans to restructure our operations. As a result of this restructuring plan, we recorded a restructuring charge of $2,400,000 in the fourth quarter of fiscal 2001. The restructuring plan consisted of four major points: (1) refocused strategic direction of ISP initiatives; (2) refocused strategic direction of Internet portal initiatives;
(3) consolidation of technical support activities; and (4) elimination of our in-house legal department.

         With regard to our ISP initiatives in India, we redirected our primary focus toward communication and connectivity services targeted at the corporate market. Our original focus related to ISP services was that we planned to offer ISP services to both consumers and businesses in India. The total amount charged for the refocus of ISP operations in fiscal 2001 was $1,998,000.

         In the Internet portal business, we redirected our primary focus toward the telephony and travel services offered through the portal. The initial restructuring charge related to the refocus of the portal business was $194,000, which was paid in fiscal 2001. During fiscal 2002, an additional $67,000 relating to contractual obligations for the portal operations was paid.

         In March 2001, we closed our Boston technical support office as part of consolidating our technical support activities. Technical support activities previously offered from that office have been consolidated into the California facility. The closing of this office resulted in the termination of two employees. The restructuring charge related to the consolidation of technical support facilities was $166,000, of which $49,000 related to accrued severance payments for the two terminated employees and $117,000 related to contractual lease obligations for the vacated space. We made cash payments totaling $58,000 in fiscal 2002 toward settlement of obligations related to this activity. By consolidating the technical support functions, beginning in April 2001, we reduced employee costs by approximately $221,000 per year and reduced facility costs by approximately $51,000 per year. During fiscal 2003, we made cash payments of $55,000 for severance expenses relating to the termination of one employee and $47,000 for lease payments for the vacated office space. During the first quarter for fiscal 2004, we made cash payments of $7,000 for lease payments for the vacated office space.

         The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not refilled. Due to the size of our operations, a full-fledged internal legal department was unnecessary. We are able to obtain cost-effective legal services, as and when needed, from our continuing external legal counsel. By eliminating the in-house legal department, we reduced employee costs by approximately $127,000 per year beginning in April 2001. In fiscal 2001, we estimated the restructuring charge related to the elimination of the in-house legal department to be $42,000. Additional charges of $41,000 and $199,000 were recorded in fiscal 2002 and in fiscal 2003, respectively, since the original estimate of severance expenses was insufficient. During fiscal 2002 and fiscal 2003, we paid $52,000 and $50,000, respectively, toward settlement of obligations due to the terminated employee. During the first quarter of fiscal 2004, we paid the remaining settlement obligation of $180,000.

         As a result of the foregoing, additional restructuring charges of $93,000 were recorded during the three months ended June 30, 2002.

         OTHER (EXPENSE) INCOME. Net interest expense increased $62,000 (100%) to $124,000 during the first quarter of fiscal 2004 from the same period in the prior fiscal year. The increase in fiscal 2004 was primarily due to an increase in interest expense related to our convertible debt, which did not exist in the same period in the prior year.

         INCOME TAXES. We recorded an income tax expense of $37,000 in the first quarter of fiscal 2004 compared to an income tax benefit of $369,000 in the first quarter of fiscal 2003. Tax expense in the first quarter of fiscal 2004 resulted from provisions for foreign taxes. The tax benefit in the first quarter of fiscal 2003 resulted from changes in estimates of certain tax liabilities that were no longer deemed necessary.

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

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Currently, we finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances. We have used debt and equity financing when appropriate and practicable. In December 2002, we issued to Laurus Master Fund, Ltd., or Laurus, a $2,000,000, 6% convertible note. On July 31, 2003, we obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus. Our principal sources of liquidity at June 30, 2003 consisted of $2,233,000 of cash and cash equivalents. Cash and cash equivalents decreased by $628,000 (22.0%) during the first quarter of fiscal 2004. The primary reasons for this decline were repayment of debt and capital lease obligations and cash used in operations. In the first quarter of fiscal 2004, our consolidated average monthly net cash outflow from operations was approximately $95,000, compared to approximately $260,000 during the same period in the prior fiscal year. We intend to continue our cost control efforts with the goal of eliminating our monthly net cash outflow from operations by December 31, 2003.

         Net cash used in operations was $284,000 in the first quarter of fiscal 2004 compared to $790,000 in the first quarter of fiscal 2003. Net loss was the primary reason for cash used in operations in both periods. A $405,000 decrease in accrued expenses, a $232,000 decrease in deferred revenues, a $188,000 decrease in accrued restructuring costs and a $113,000 decrease in accounts payable contributed to the usage of cash in the first quarter of fiscal 2004, and were offset by a $591,000 decrease in deposits and a $257,000 decrease in accounts receivable. A $456,000 decrease in accrued expense, a $199,000 decrease in income tax payable, a $172,000 decrease in deferred income taxes and a $140,000 decrease in deferred revenues contributed to the usage of cash, offset by cash provided by a $520,000 decrease in prepaid and other current assets and a $361,000 decrease in accounts receivable in the first quarter of fiscal 2003.

         Net cash used in investing activities in the first quarter of fiscal 2004 consisted solely of capital expenditures of $12,000 compared to $88,000 of capital expenditures in the first quarter of fiscal 2003.

         Cash used by financing activities during the first quarter of fiscal 2004 primarily resulted from repayments related to the convertible debt we issued to Laurus on December 13, 2002. In addition, repayments of capital lease obligations amounted to $111,000. In the comparable period of the prior fiscal year, we used $115,000 to repay debt and $84,000 to repay capital lease obligations.

         We incurred net losses of $403,000 and $6,894,000 and used cash in operations of $284,000 and $790,000 in the first quarters of fiscal years 2004 and 2003, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services.

         The following table summarizes our contractual obligations and commercial commitments at June 30, 2003 (in thousands of dollars):

                                         -------------------------------------------------------------
                                                            PAYMENTS DUE BY PERIOD
                                         -------------------------------------------------------------
                                                  LESS THAN
CONTRACTUAL OBLIGATIONS                  TOTAL      1 YEAR      1-3 YEARS    4-5 YEARS   AFTER 5 YEARS
-----------------------                  -----      ------      ---------    ---------   -------------
Long-Term Debt                              2,362     1,378        797           127           60

Capital Lease Obligations                     927       393        450            84            -

Operating Leases                            3,714       509        840           663        1,702
                                         --------------------------------------------------------------
Total Contractual Cash Obligations          7,003     2,280       2,087          874        1,762
                                         ==============================================================

                                         TOTAL AMOUNTS  LESS THAN
OTHER COMMERCIAL COMMITMENTS               COMMITTED      1 YEAR    1-3 YEARS   4-5 YEARS  OVER 5 YEARS
----------------------------               ---------      ------    ---------   ---------  ------------
Letter of Credit                               30           30           -           -           -
                                         --------------------------------------------------------------
Total Commercial Commitments                   30           30           -           -           -
                                         ==============================================================

         As indicated above, we historically have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. We have not been able to generate sufficient cash from our operating activities in the past, and there is no assurance we will be able to do so in the future. However, we believe that current and future available capital resources, including amounts available under the revolving credit facility from Laurus, will be adequate to fund our operations for the next twelve months, because we are continuing to implement cost containment measures in an effort to reduce net cash outflow both domestically and abroad and are working to increase sales of our software products. The results of these combined efforts have reduced our consolidated monthly net cash outflow from operations to approximately $95,000 per month. We intend to continue these combined efforts with the goal of eliminating our monthly net cash outflow from operations by December 31, 2003.

         Our bank line of credit expired in August 2001 and our $500,000 line of credit from a major stockholder expired March 31, 2003. On December 13, 2002, we issued a $2.0 million, 6% convertible note to Laurus. On July 31, 2003, we amended this note to include the following terms: (1) the interest rate on the convertible note was amended from 6% per annum to the greater of 5% per annum or the prime rate plus 1% per annum, payable monthly in arrears; (2) the amortization period was extended from 20 months to 24 months; (3) the penalty for repayments of the outstanding balance in cash was removed; and (4) the fixed conversion price upon which potential issuance of our common stock to satisfy the obligations of the convertible note is based, was reduced from $1.60 to $1.30.

         On July 31, 2003, we obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus. The amount available under this revolving credit facility will be reduced by the balance outstanding on the convertible note.

         Borrowings against this credit facility will accrue interest, initially, at an annual rate equal to the greater of, 5% or the prime rate plus 1%, payable monthly in arrears. After an initial period of three months, the interest rate per annum on the borrowings will be adjusted every month based on certain conditions and on the volume weighted average price of our common stock. Obligations owed under this revolving credit facility may be repaid at our option in cash or through the issuance of shares of our common stock at the fixed conversion price of $1.30 per share, subject to volume limitations, provided the shares are registered with the Securities and Exchange Commission for public resale and the then current market price is greater than 110% of the fixed conversion price. The fixed conversion price may be adjusted upward under certain circumstances. Also, the fixed conversion price is subject to standard anti-dilution provisions for stock-splits, stock dividends, reclassifications, and the like, and is subject to downward adjustment for certain issuances at prices below the then fixed conversion price. The accounts receivable credit facility has a three-year term, which automatically renews every three years unless cancelled in writing by us or by Laurus under certain conditions. An early termination fee of up to $120,000 will be payable if the facility is terminated prior to August 1, 2006. The facility also provides us the flexibility to access additional amounts above what is available based upon eligible accounts receivable. Any such additional amounts would accrue interest at a rate of 0.6% per month, payable monthly. In connection with this financing, we issued to Laurus a five-year warrant to purchase 180,000 shares of our common stock, exercisable at various exercise prices as follows: 115% of the then effective fixed conversion price per share for the purchase of up to 60,000 shares; 125% of the then effective fixed conversion price per share for the purchase of an additional 60,000 shares; and 145% of the then effective fixed conversion price per share for the purchase of an additional 60,000 shares. Based on the initial fixed conversion price of $1.30, the exercise prices would be $1.495 per share for the purchase of up to 60,000 shares; $1.625 per share for the purchase of an additional 60,000 shares; and $1.885 per share for the purchase of an additional 60,000 shares. Laurus may also receive additional five-year warrants to purchase up to 400,000 shares of our common stock at an exercise price equal to 125% of the fixed conversion price based upon how much of the outstanding obligation under the credit facility is converted to equity. The credit facility is secured by a general security interest in the assets of netGuru and its subsidiaries.

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

         We believe we will be able to generate cash from operations or through additional sources of debt and equity financing, including availability under the revolving credit facility. If adequate funds from operating or financing activities are not available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, our inability to obtain any needed financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could hinder our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

         We believe that our current cash and cash equivalents balances, along with the revolving credit facility mentioned above, will be sufficient to meet our working capital needs at currently anticipated levels for the next twelve months. We have made, and will continue to make budget cuts to maintain adequate capital reserves. However, if we are unable to execute our operational plan for the next twelve months, we may be required to raise additional funds through public or private equity or debt financing. We cannot be certain that additional financing will be available, if needed, or, if available, will be on terms favorable to us.

         Furthermore, with the recognition of $5,824,000 impairment to IT services goodwill in fiscal 2003, our stockholders' equity has declined below The Nasdaq National Market's minimum continued listing requirement of $10,000,000. We are working to implement plans to increase our stockholders' equity to the required minimum. Implementation of these plans may include the conversion of outstanding convertible debt and additional borrowings from Laurus under the $4,000,000 revolving credit facility into equity to the extent we are able, and/or the issuance of additional equity securities in a public or private financing if, and to the extent, such financing become available. If these plans are achieved, you may experience a substantial dilution in the voting power and value of your investment. If these plans are not achieved, we will likely apply to transfer our listing to the Nasdaq Small Cap Market or an alternate exchange. This could impact our ability to raise any needed additional working capital through equity offerings on acceptable terms.

ITEM 3.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended June 30, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             None

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

             None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             During the quarter ended June 30, 2003, no matters were submitted to a vote of our common stockholders.

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS
                  --------

                  31.1 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K
                  -------------------

                  We filed a Form 8-K for March 27, 2003 that contained "Item 5 - Other Events" and "Item 7 - Financial Statements and Exhibits." The Form 8-K contained a press release and discussions of anticipated impacts of our adoption of SFAS No. 142, "Goodwill and Other
                  Intangible Assets," and changes in our reporting segments and updates to our business description.
                  We filed an amendment to this Form 8-K on May 5, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2003

                                                NETGURU, INC.

                                                By: /S/ BRUCE K. NELSON
                                                    -------------------
                                                   Bruce K. Nelson
                                                   Chief Financial Officer
                                                   (principal financial officer
                                                   and duly authorized officer)

            EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-QSB

                  EXH. NO.             DESCRIPTION
                  --------             -----------

                  31.1 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002