Form 10QSB
period 2003-09-30
NETGURU INC
filed 2003-11-14
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, was 17,907,154 on November 13, 2003.

Transitional Small Business disclosure Format (Check one):  Yes  [ ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE
Item 1.  Financial Statements

             Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2003 and 2002 (unaudited)........  3

             Condensed Consolidated Balance Sheets as of
             September 30, 2003 (unaudited) and March 31, 2003...............  4

             Condensed Consolidated Statements of Cash Flows for the
             six months ended September 30, 2003 and 2002 (unaudited)........  5

             Notes to Condensed Consolidated Financial Statements (unaudited)  7

Item 2.      Management's Discussion and Analysis or Plan of
             Operation....................................................... 20

Item 3.      Controls and Procedures......................................... 35

                                     PART II
                                OTHER INFORMATION

Item 1.      Legal Proceedings............................................... 36

Item 2.      Changes in Securities........................................... 36

Item 3.      Defaults Upon Senior Securities................................. 36

Item 4.      Submission of Matters to a Vote of Security Holders............. 36

Item 5.      Other Information............................................... 36

Item 6.      Exhibits and Reports on Form 8-K................................ 36

Signatures................................................................... 38

Exhibits Filed with this Report on Form 10-QSB............................... 39


                                                  PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                  NETGURU, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)
                                        (In thousands, except share and per share amounts)

                                                      THREE MONTHS      THREE MONTHS      SIX MONTHS         SIX MONTHS
                                                          ENDED             ENDED            ENDED               ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
                                                          2003               2002             2003               2002
                                                                                                               (RESTATED)
                                                     ----------------------------------------------------------------------
Net revenues:
    Engineering and collaborative software
      products and services                          $      2,674       $      2,390       $      5,396       $      4,261
    IT services                                             1,285              1,369              2,492              2,783
    Web-based telecommunications and travel
      services                                                348              1,984                810              3,116
                                                     -------------      -------------      -------------      -------------
           Total net revenues                              4,307             5,743             8,698            10,160

Cost of revenues:
    Engineering and collaborative software
      products and services                                   363                243                740                535
    IT services                                             1,043              1,024              1,961              2,100
    Web-based telecommunications and travel
      services                                                169              1,860                431              2,847
                                                     -------------      -------------      -------------      -------------
           Total cost of revenues                           1,575              3,127              3,132              5,482
                                                     -------------      -------------      -------------      -------------
           Gross profit                                     2,732              2,616              5,566              4,678
                                                     -------------      -------------      -------------      -------------

Operating expenses:
    Selling, general and administrative                     2,669              2,841              4,985              5,457
    Research and development                                  484                547                988              1,011
    Depreciation                                              239                274                494                542
    Impairment charge                                          --                 67                 --                 67
    Restructuring                                              --                 11                 --                104
                                                     -------------      -------------      -------------      -------------
           Total operating expenses                         3,392              3,740              6,467              7,181
                                                     -------------      -------------      -------------      -------------

           Operating loss                                    (660)            (1,124)              (901)            (2,503)
                                                     -------------      -------------      -------------      -------------

Other expense (income):
    Interest, net                                             114                 54                238                116
    Other                                                     (82)                (4)               (81)                (6)
                                                     -------------      -------------      -------------      -------------
           Total other expense                                 32                 50                157                110
                                                     -------------      -------------      -------------      -------------

Loss before income taxes and cumulative effect of a
   change in accounting principle                            (692)            (1,174)            (1,058)            (2,613)
Income tax (benefit) expense                                   75                 68                112               (301)
                                                     -------------      -------------      -------------      -------------
Loss before cumulative effect of a change in
   accounting principle                                      (767)            (1,242)            (1,170)            (2,312)
Cumulative effect of a change in accounting
   principle                                                   --                 --                 --             (5,824)
                                                     -------------      -------------      -------------      -------------
           Net loss                                  $       (767)      $     (1,242)      $     (1,170)      $     (8,136)
                                                     =============      =============      =============      =============
Basic and diluted loss per common share:
     Loss per common share before cumulative effect
       of a change in accounting principle           $      (0.04)      $      (0.07)      $      (0.07)      $      (0.13)
     Cumulative per share effect of a change in
       accounting principle                                    --                 --                 --              (0.34)
                                                     -------------      -------------      -------------      -------------
     Basic and diluted loss per common share         $      (0.04)      $      (0.07)      $      (0.07)      $      (0.47)
                                                     =============      =============      =============      =============

Common shares used in computing basic and
    diluted net loss per common share:                 17,341,152         17,326,965         17,333,195         17,306,583
                                                     =============      =============      =============      =============

                              See accompanying notes to condensed consolidated financial statements.


                                             NETGURU, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share and per share amounts)
                                                      (Unaudited)

                                                                                 SEPTEMBER 30,    MARCH 31,
                                                                                      2003          2003
                                                                                   ---------      ---------

                                                        ASSETS
Current assets:
    Cash and cash equivalents                                                      $  1,957       $  2,861
    Accounts receivable (net of allowance for doubtful accounts of $677 and
      $735, as of September 30, 2003 and March 31, 2003, respectively)                2,617          2,889
    Income tax receivable                                                                 -             88
    Notes and related party loans receivable                                             40            670
    Deposits                                                                             96
    Prepaid expenses and other current assets                                         1,163            858
                                                                                   ---------      ---------

           Total current assets                                                       5,873          7,366

Property, plant and equipment, net                                                    2,717          3,113
Goodwill (net of accumulated amortization of $4,438)                                  3,281          3,281
Other assets                                                                            435            553
                                                                                   ---------      ---------
                                                                                   $ 12,306       $ 14,313
                                                                                   =========      =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt                                         $  1,205       $  1,340
    Current portion of capital lease obligations                                        374            412
    Accounts payable                                                                    678            802
    Accrued expenses                                                                    890          1,129
    Income taxes payable                                                                168             79
    Deferred revenues                                                                 1,598          2,094
    Other liabilities                                                                   191            234
    Accrued restructuring costs                                                          --            199
                                                                                   ---------      ---------

           Total current liabilities                                                  5,104          6,289

Long-term bank debt, net of current portion                                           1,138          1,270
Capital lease obligations, net of current portion                                       447            627
Deferred gain on sale-leaseback                                                         782            817
                                                                                   ---------      ---------

           Total liabilities                                                          7,471          9,003
                                                                                   ---------      ---------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                                            --             --
    Common stock, par value $.01; authorized 150,000,000 shares; issued and outstanding 17,357,154 and 17,325,150 shares as of September 30, 2003
      and March 31, 2003, respectively                                                  174            173
    Additional paid-in capital                                                       33,940         33,322
    Accumulated deficit                                                             (28,504)       (27,334)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                             (775)          (851)
                                                                                   ---------      ---------

           Total stockholders' equity                                                 4,835          5,310
                                                                                   ---------      ---------
                                                                                   $ 12,306       $ 14,313
                                                                                   =========      =========

                        See accompanying notes to condensed consolidated financial statements.

                                             NETGURU, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                     (In thousands)
                                                                                     SIX MONTHS
                                                                       SIX MONTHS       ENDED
                                                                          ENDED      SEPTEMBER 30,
                                                                      SEPTEMBER 30,       2002
                                                                           2003        (RESTATED)
                                                                      -------------  -------------
Cash flows from operating activities:
    Net loss                                                              $(1,170)      $(8,136)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                         635           707
        Cumulative effect of a change in accounting principles                 --         5,824
        Bad debt expense                                                       34            68
        Deferred income taxes                                                  --          (172)
        Compensation expense recognized on issuance of stock options           --            (4)
        Restructuring                                                          --           104
        Impairment charge                                                      --            67
        Expense recognized on issuance of common stock                         37           236
        Loss on disposal of property                                           --             3
        Changes in operating assets and liabilities:
          Accounts receivable                                                 312           779
          Notes and related party loans receivable                             48           112
          Income tax receivable                                                (1)          300
          Prepaid expenses and other current assets                          (139)          554
          Deposits                                                            577            21
          Other assets                                                        (20)          (54)
          Accounts payable                                                   (135)         (123)
          Accrued expenses                                                   (224)         (353)
          Income taxes payable                                                 85          (174)
          Accrued restructuring costs                                        (199)         (195)
          Other current liabilities                                           (58)          (47)
          Deferred revenues                                                  (517)         (416)
          Deferred gain on sale-leaseback                                     (35)          (35)
                                                                          --------      --------

                  Net cash used in operating activities                      (770)         (934)
                                                                          --------      --------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                 (40)         (203)
                                                                          --------      --------

                  Net cash used in investing activities                       (40)         (203)
                                                                          --------      --------

Cash flows from financing activities:
    Proceeds from issuance of bank debt                                       627             1
    Repayment of bank debt                                                   (527)         (132)
    Repayment of capital lease obligations                                   (217)         (208)
    Issuance of common stock                                                   --            55
                                                                          --------      --------

                  Net cash used in financing activities                      (117)         (284)
                                                                          --------      --------

    Effect of exchange rate changes on cash and cash equivalents               23            20
                                                                          --------      --------

                  Decrease in cash and cash equivalents                      (904)       (1,401)

Cash and cash equivalents, beginning of period                              2,861         3,466
                                                                          --------      --------

Cash and cash equivalents, end of period                                  $ 1,957       $ 2,065
                                                                          ========      ========

                                   (Continued)

                                        NETGURU, INC. AND SUBSIDIARIES

                          CONDENSED Consolidated Statements of Cash Flows (Continued)
                                                  (Unaudited)
                                                (In thousands)

                                                                                            SIX MONTHS
                                                                            SIX MONTHS        ENDED
                                                                               ENDED       SEPTEMBER 30,
                                                                           SEPTEMBER 30,        2002
                                                                                2003         (RESTATED)
                                                                           -------------   -------------
Supplemental disclosure of cash flow information: Cash paid for:
         Interest                                                          $       187     $       133
                                                                           ============    ============
         Income taxes                                                      $        24     $        25
                                                                           ============    ============

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment under capital leases                              $         -     $        28
Issuance of warrants                                                               201               -
                                                                           ============    ============

                    See accompanying notes to condensed consolidated financial statements.

                                                      6

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

1.  REPORT BY MANAGEMENT

         The condensed consolidated financial statements include the accounts of netGuru, Inc. and its wholly-owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         These condensed consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2003 and the results of operations and the cash flows for the three and six months ended September 30, 2003 and 2002, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2004.

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

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At September 30, 2003, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations approximated their fair values, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date. The estimated fair value of the Company's long-term debt at September 30, 2003, determined by using the effective rate of interest on this indebtedness, was approximately $1.2 million.

3.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         On April 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually, or more frequently when events or changes in circumstances indicate that the assets might be impaired, by comparing the carrying value to the fair value of the reporting unit to which they are assigned.

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

         The Company assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques, and concluded that as of April 1, 2002, an impairment write-down for its IT services division was required. The Company recorded an impairment charge of $5,824,000 to IT services goodwill in fiscal 2003 as a cumulative effect of a change in accounting principle. In accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," the Company has restated the accompanying condensed consolidated statement of operations for the six months ended September 30, 2002, to present the cumulative effect of the adoption of SFAS No. 142 as of the beginning of the year of adoption.

         There was no impairment of goodwill during the six months ended September 30, 2003.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123." This amendment provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Since the Company is continuing to account for stock-based compensation according to Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees," the adoption of SFAS No. 148 in the first quarter of fiscal 2004 requires the Company to provide prominent disclosures about the effects of SFAS No. 123 on reported income (loss) and requires it to disclose these effects in its interim financial statements (see note 9).

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

         On January 17, 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which requires extensive disclosures and requires companies to evaluate variable interest entities created after January 31, 2003 and existing entities to determine whether to apply the interpretation's consolidation approach to them. Companies must apply the interpretation to entities with which they are involved if the entity's equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date the interpretation's consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise's maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was created. Since the Company has no interest in any variable interest entity, the adoption of this interpretation did not impact the Company's consolidated financial condition or results of operations.

4.  SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

         The Company capitalizes costs related to the development of certain software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. As of September 30, 2003, capitalized costs of approximately $207,000, net of accumulated amortization, were included in other assets. Approximately $114,000 of this amount represents software developed in-house and $93,000 represents the cost of software developed on the Company's behalf by third parties. Additions to capitalized software were $0 and $28,000 during the six months ended September 30, 2003 and 2002, respectively.

         The Company amortizes capitalized software development costs and purchased technology using the straight-line method over two to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to operations was approximately $69,000 for the three months ended September 30, 2003 and 2002 and $139,000 and $112,000 for the six months ended September 30, 2003 and 2002, respectively. Accumulated amortization on capitalized software was $777,000 and $444,000 as of September 30, 2003 and 2002, respectively.

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

         In 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which modified SOP 97-2 to allow for use of the residual method of revenue recognition if certain criteria have been met. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the transaction fee is recognized as revenue.

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

         Revenues from call termination services are recognized at gross sales value, with the applicable cost separately stated in the cost of revenues. Revenues from the Company's own phone card sales are deferred and recognized based on usage, whereas revenues from resale of third-party phone cards are recognized net of returns since no significant obligations remain once the product is delivered. The Company recognizes revenues from certain travel services, where the Company is a ticket consolidator and where the Company has entered into a firm purchase commitment with the airlines, at the gross sales value, with purchase costs stated as a separate cost of revenues in accordance with Emerging Issues Task Force ("EITF") No. 99-19, "Recording Revenue Gross as a Principal Versus Net as an Agent." As of September 30, 2003, the Company had no firm purchased commitments with any airlines. Other products and services sold via Internet portals, including certain travel services, where the Company is a travel discounter or an agent, or a ticket consolidator but has not entered into any firm purchase commitments, are recognized net of purchase costs when the products and services are delivered and collection is probable.

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

         With regard to the Internet portal business, the Company redirected its primary focus toward the telephony and travel services offered through the portal. The initial restructuring charge, related to the refocus of the portal business was $194,000, which was paid in fiscal 2001. During fiscal 2002, the Company paid an additional $67,000 relating to contractual obligations for the portal operations.

         In March 2001, the Company closed its Boston technical support office as part of consolidating the Company's technical support activities. Technical support activities previously offered from the Boston office were consolidated into the California facility. The closing of this office resulted in the termination of two employees. The restructuring charge related to the consolidation of technical support facilities was $166,000, of which $49,000 related to accrued severance payments for the two terminated employees and $117,000 related to contractual lease obligations for the vacated space. The Company made cash payments totaling $58,000 in fiscal 2002 toward settlement of obligations related to this activity. During fiscal 2003, the Company made cash payments of $55,000 for severance expenses relating to the termination of one of the employees and $47,000 for lease payments for the vacated office space. During the first six months of fiscal 2004, the Company made cash payments of $19,000 for lease payments for the vacated office space. As of September 30, 2003, the Company had no remaining unpaid obligations related to this activity.

         The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not refilled. Legal services are being obtained from the Company's continuing external legal counsel. In fiscal 2001, the Company estimated the restructure charge related to the elimination of the in-house legal department to be $42,000. However, in fiscal 2002, the Company paid $52,000 toward this restructuring charge. Additional charges of $41,000 and $199,000 were recognized in fiscal 2002 and in fiscal 2003, respectively, since the original estimate of severance expenses was insufficient. During the year ended March 31, 2003, the Company paid $50,000 toward settlement of obligations due to the terminated employee. During the first quarter of fiscal 2004, the Company paid the remaining settlement obligation of $180,000. As of September 30, 2003, the Company had no remaining unpaid obligations related to this activity.

       Activity relating to the restructuring charge is as follows (in thousands):

                          REFOCUS OF    REFOCUS OF   CONSOLIDATION  ELIMINATION
                              ISP         PORTAL      OF TECHNICAL   OF LEGAL
                          OPERATIONS    OPERATIONS      SUPPORT     DEPARTMENT      TOTAL
                          ----------    ----------    ------------  ----------    --------
March 31, 2000                 --            --            --            --            --
Restructuring charge      $ 1,998       $   194       $   166       $    42       $ 2,400
Cash payments              (1,897)         (194)           --            --        (2,091)
                          --------      --------      --------      --------      --------

March 31, 2001               101           --             166            42          309
                          --------      --------      --------      --------      --------

Cash payments                  --           (67)          (58)          (52)         (177)
Adjustments                   (67) a         67  a        (16) b         41   b        25
                          --------      --------      --------      --------      --------

March 31, 2002                34           --              92           31          157
                          --------      --------      --------      --------      --------

Cash payments                  --            --          (102)          (50)         (152)
Adjustments                   (34) c         --            29  c        199  c         194
                          --------      --------      --------      --------      --------

March 31, 2003                --           --              19           180         199
                          --------      --------      --------      --------      --------

Cash payments                  --            --           (19)         (180)         (199)

                          --------      --------      --------      --------      --------
September 30, 2003        $    --       $    --       $    --       $    --       $    --
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

8. DEBT

         On July 31, 2003, the Company obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus Master Fund, Ltd. ("Laurus"). The amount available under this revolving credit facility will be reduced by the balance outstanding on the Company's $2 million, 6% convertible note issued to Laurus on December 13, 2002. On August 4, 2003, the terms of the convertible note were amended as follows: (1) the interest rate on the convertible note was amended from 6% to the greater of 5% or prime rate plus 1%, payable in arrears; (2) the amortization period was extended from 20 months ending on November 13, 2004 to 24 months ending on July 31, 2005; (3) the penalty for repayments of the outstanding balance in cash was removed; and (4) the fixed conversion price, upon which potential issuances of the Company's common stock to satisfy the obligations of the convertible note are based, was reduced from $1.60 to $1.30. As a result of the reduction in the conversion price from $1.60 to $1.30, a beneficial conversion amount of $302,000, estimated using the Black-Scholes option pricing model, was recorded as discount to the convertible debt, which is being amortized over the life of the note using the effective interest rate method.

         Borrowings against the revolving credit facility accrued interest, initially, at an annual rate equal to the greater of 5% or the prime rate plus 1%, payable monthly in arrears. Beginning November 1, 2003, interest rate per annum on the borrowings may be adjusted every month based on certain registration requirements and on the volume weighted average price of the Company's common stock. Obligations owed under this revolving credit facility may be repaid at the Company's option in cash or through the issuance of shares of the Company's common stock at the fixed conversion price of $1.30 per share, subject to volume limitations, provided the shares are registered with the Securities and Exchange Commission for public resale and the then current market price is greater than 110% of the fixed conversion price. The fixed conversion price may be adjusted upward under certain circumstances. Also, the fixed conversion price is subject to standard anti-dilution provisions for stock-splits, stock dividends, reclassifications, and the like, and is subject to downward adjustment for certain issuances at prices below the then fixed conversion price. The accounts receivable credit facility has a three-year term, which automatically renews every three years unless cancelled in writing by the Company or by Laurus under certain conditions. An early termination fee of up to $120,000 will be payable if the facility is terminated prior to August 1, 2006. The facility also provides the Company the flexibility to access additional amounts above what is available based upon eligible accounts receivable. Any such additional amounts will accrue interest at a rate of 0.6% per month, payable monthly.

         In connection with this credit facility, the Company paid Laurus a fee of $140,000 and issued to Laurus a five-year warrant to purchase 180,000 shares of the Company's common stock exercisable at various prices as follows: 115% of the then effective fixed conversion price per share for the purchase of up to 60,000 shares; 125% of the then effective fixed conversion price per share for the purchase of an additional 60,000 shares; and 145% of the then effective fixed conversion price per share for the purchase of an additional 60,000 shares. Based on the initial fixed conversion price of $1.30, the exercise prices would be $1.495 per share for the purchase of up to 60,000 shares; $1.625 per share for the purchase of an additional 60,000 shares; and $1.885 per share for the purchase of an additional 60,000 shares. The fair market value of these warrants estimated using the Black-Scholes option pricing model was $201,000 which was recorded as a discount. Laurus may also receive additional five-year warrants to purchase up to 400,000 shares of the Company's common stock at an exercise price equal to 125% of the fixed conversion price based upon how much of the outstanding obligation under the credit facility is converted to equity. At September 30, 2003, the Company had borrowed $600,000 under this credit Facility and recognized approximately $77,000 in beneficial conversion adjustment as a discount on the amount borrowed during the three-months ended September 30, 2003. As of September 30, 2003, none of the additional five-year warrants have been issued. The revolving credit facility is secured by a general security interest in the assets of the Company and its subsidiaries.

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

         Laurus has also contractually agreed to two separate beneficial ownership limitations that restrict conversion of the borrowings under the revolving credit facility, the exercise of the warrant issued on July 31, 2003 and the exercise of any additional warrants that may be issued upon conversion of the borrowings under the revolving credit facility. Laurus has agreed that the borrowings under the revolving credit facility shall not be converted and the warrant shall not be exercised to the extent that conversion of the convertible note or exercise of the warrant would result in Laurus, together with its affiliates, beneficially owning in excess of 4.99% of the number of shares of the Company's common stock outstanding at that time. Laurus may terminate this 4.99% limitation by providing us 75 days advance notice of its intention to do so. This 4.99% limitation does not preclude conversion of the borrowings under the credit facility or exercise of the warrant over time, so long as Laurus' beneficial ownership of the Company's common stock, together with its affiliates, does not exceed the limitation amount. This 4.99% limitation automatically becomes void upon an event of default under the credit facility.

9.  STOCKHOLDERS' EQUITY

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

         As of September 30, 2003, the Company had paid $172,000 to one of the former owners for the repurchase of 6,000 shares. The repurchase of 6,000 shares from another former owner was settled for a total of $100,000, which was paid in full as of June 30, 2003. Effective August 13, 2003, the Company reached a settlement agreement with the owner of the remaining 13,000 shares. Pursuant to this settlement agreement, the owner retained the 13,000 shares and received an additional 32,004 shares from the Company. Approximately $37,000 reflecting the fair market value of these shares was recorded as an expense during the three months ended September 30, 2003.

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

         The following represents pro forma information as if the Company recorded compensation cost using the fair value of the issued compensation instrument under SFAS No. 123 (in thousands, except amounts per share):

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                 --------------------------------------------------------------
                                                                                                      2002
                                                         2003            2002           2003        (RESTATED)
                                                 --------------------------------------------------------------
        Net loss - as reported                        $    (767)      $  (1,242)     $  (1,170)     $  (8,136)
                                                 ==============================================================
        Net loss - pro forma                          $    (845)      $  (1,459)     $  (1,327)     $  (8,569)
                                                 ==============================================================
        Basic net loss per share -
             as reported                              $   (0.04)      $   (0.07)     $   (0.07)     $   (0.47)
             pro forma                                    (0.05)          (0.08)         (0.08)         (0.50)
        Diluted net loss per share -
             as reported                                  (0.04)          (0.07)         (0.07)         (0.47)
             pro forma                                    (0.05)          (0.08)         (0.08)         (0.50)
        Weighted average fair value of options
             granted                                          -               -              -              -

                                                                     SIX MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    --------------------
                                                                    2003           2002
              Black-Scholes option pricing model
               assumptions:
                  Dividend yield                                      -             -
                  Expected volatility                              120.2%         116.5%
                  Risk-free interest rate                           3.13%          3.50%
                  Expected option lives (in years)                  6.92           6.82

10. FOREIGN CURRENCY TRANSLATION

         The financial condition and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into United States dollars (the reporting currency) at the exchange rate in effect at the end of the interim period. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective interim periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations and were not material to the first half of fiscal 2004 and 2003.

11. COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $773,000 and $1,213,000 for the three months ended September 30, 2003 and 2002, respectively, and was $1,093,000 and $8,013,000 for the six months ended September 30, 2003 and 2002, respectively.

12. NET LOSS PER SHARE

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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands except per share amounts):

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                 --------------------------------------------------
                                                                                           2002
                                                    2003         2002         2003      (RESTATED)
                                                 --------------------------------------------------
Numerator:
Net loss and numerator for basic and
  diluted loss per share                            (767)       (1,242)       (1,170)       (8,136)
                                                 ==================================================
Denominator:
Denominator for basic net loss per share
  - average number of common shares
  outstanding during the period                   17,341        17,327        17,333        17,307
Incremental common shares attributable to
  exercise of outstanding options, warrants
  and other common stock equivalents                  --            --            --            --
                                                 --------------------------------------------------
Denominator for diluted net loss per
share                                             17,341        17,327        17,333        17,307
                                                 ==================================================

Basic and diluted net loss per share             $ (0.04)      $ (0.07)      $ (0.07)      $ (0.47)
                                                 ==================================================

         Options, warrants and other common stock equivalents amounting to 1,689,000 and 1,561,000 potential common shares for the three and six month periods ended September 30, 2003, respectively, and 493,000 and 614,000 potential common shares for the three and six month periods ended September 30, 2002, respectively, were excluded from the computation of diluted EPS for the periods presented because the Company reported net losses and, therefore, the effect would be antidilutive. Potential common shares from the possible conversion of the convertible note issued to Laurus and possible conversion of the borrowings under the credit facility amounting to 1,686,000 and 1,536,000 were excluded from the computation of diluted loss per share for the three and six months ended September 30, 2003, respectively, as their effect would have been anti-dilutive.

13. SEGMENT AND GEOGRAPHIC DATA

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

         Through March 31, 2003, the Company's management included all unallocable expenses related to corporate activities in the Company's engineering and collaborative software products and services segment. In order to facilitate better management of its costs, since April 1, 2003, the Company's management monitors its unallocable expenses related to the Company's corporate activities in a separate "Center," which is reflected in the tables below. Prior period presentation has been revised to provide comparable information.

         The significant components of worldwide operations by reportable operating segments are:

                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                      ------------------------      ------------------------
                                         2003           2002           2003           2002
                                                                                   (RESTATED)
                                      ---------      ---------      ---------      ---------
         NET REVENUE
Engineering and collaborative
  software products and services      $  2,674       $  2,390       $  5,396       $  4,261
IT services                              1,285          1,369          2,492          2,783
Web-based telecommunications and
  travel services                          348          1,984            810          3,116
Center                                      --             --             --             --
                                      ---------      ---------      ---------      ---------
     Consolidated                     $  4,307       $  5,743       $  8,698       $ 10,160
                                      =========      =========      =========      =========

         GROSS PROFIT

Engineering and collaborative
  software products and services      $  2,311       $  2,147       $  4,656       $  3,726
IT services                                242            345            531            683
Web-based telecommunications and
  travel services                          179            124            379            269
  Center                                    --             --             --             --
                                      ---------      ---------      ---------      ---------
     Consolidated                     $  2,732       $  2,616       $  5,566       $  4,678
                                      =========      =========      =========      =========

   OPERATING (LOSS)/INCOME

Engineering and collaborative
  software products and services      $   (351)      $   (527)      $   (278)      $ (1,284)
IT services                                (82)           (70)           (96)          (119)
Web-based telecommunications and
  travel services                          (18)          (231)           (30)          (399)
  Center                                  (209)          (296)          (497)          (701)
                                      ---------      ---------      ---------      ---------
     Consolidated                     $   (660)      $ (1,124)      $   (901)      $ (2,503)
                                      =========      =========      =========      =========

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                         SEPTEMBER 30,             SEPTEMBER 30,
                                    ---------------------     ---------------------
                                      2003         2002         2003         2002
                                    --------     --------     --------     --------
             NET REVENUE
United States                       $ 2,304      $ 4,073      $ 4,708      $ 7,273
The Americas (other than U.S.)          147          223          305          330
Europe                                  812          614        1,938        1,109
Asia-Pacific                          1,044          833        1,747        1,448
                                    --------     --------     --------     --------

         Consolidated               $ 4,307      $ 5,743      $ 8,698      $10,160
                                    ========     ========     ========     ========

             EXPORT SALES
United States                       $   312      $   444      $   975      $   676
                                    ========     ========     ========     ========

                                  SEPTEMBER 30,   MARCH 31,
                                      2003         2003
                                    -------       -------
                                       (IN THOUSANDS)
         LONG-LIVED ASSETS
         United States              $5,078        $5,434
         Europe                        214           324
         Asia-Pacific                1,141         1,189
                                    -------       -------

                  Consolidated      $6,433        $6,947
                                    =======       =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act)." We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

         o our ability to achieve and maintain profitability and obtain additional working capital, if required;
         o        our ability pay down our debt;
         o our ability to successfully implement our future business plans, including our plans to enter the engineering business process outsourcing (EBPO) market;
         o our ability to attract strategic partners, alliances and advertisers;
         o        our ability to hire and retain qualified personnel;
         o        the risks of uncertainty of trademark protection;
         o risks associated with existing and future governmental regulation to which we are subject; and
         o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

         In November 2003, we announced our plans to enter the EBPO market by providing engineering services to address the production of structural steel detailing drawings and the provision of high-level technical support for engineering software. We plan to leverage our existing, technical support infrastructure in India, our telephony switch in the United States and our collaborative software technology to offer these services to companies looking to outsource these functions.

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

         We recognize revenues when the following criteria are met:

         o Persuasive evidence of an arrangement, such as agreements, purchase orders or written or online request, exists;
         o Delivery has been completed and no significant obligations remain;
         o        Our price to the buyer is fixed or determinable; and
         o        Collection is probable.

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

     IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL

         Through March 31, 2002, we applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measured recoverability of an asset to be held and used by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If we considered the asset impaired, we recognized an impairment loss equal to the amount by which the carrying value of the asset exceeded the fair value of the asset. We reported assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell. In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and superseded SFAS No. 121, and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 beginning April 1, 2002. The adoption of SFAS No. 144 did not materially impact our consolidated financial condition or results of operations.

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

         On April 1, 2002, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment.

         We consider the following operating segments- engineering and collaborative software products and services, IT services, and Web-based telecommunications and travel services - to be our reporting units for purposes of testing for impairment because the components within each operating segment have similar economic characteristics and thus do not represent separate reporting units.

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

         Our annual test of impairment will be performed as of March 31, 2004.

         The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill will be incorrect. In addition, future results of operations could be materially impacted by the write-down of the carrying amount of goodwill to its estimated fair value. There was no impairment write-down during the three and six months ended September 30, 2003.

     NEW ACCOUNTING PRONOUNCEMENTS

         The EITF recently reached a consensus for EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides accounting guidance for allocation of revenue where delivery or performance of products or services may occur at different points in time or over different periods. We adopted this consensus on July 1, 2003. Under EITF No. 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The adoption of EITF No. 00-21 did not materially impact our consolidated financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for our quarter ended September 30, 2003. The adoption of SFAS No. 150 did not materially impact our consolidated financial condition or results of operations.

         In July 2003, the EITF reached a consensus on EITF 03-5, "Applicability of AICPA SOP 97-2 to Non-Software Deliverables." EITF 03-5 provides accounting guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2. In general, any non-software deliverables are within the scope of SOP 97-2 if the software deliverable is essential to the functionality of the non-software deliverables. Companies are required to adopt this consensus in the first reporting period (annual or interim) beginning after ratification by the Financial Accounting Standards Board. We believe the adoption of EITF 03-5 will not materially impact our consolidated financial condition or results of operations.

     RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of our net revenues.

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                     ------------------------      ------------------------
                                                        2003           2002           2003           2002
                                                     ---------      ---------      ---------      ---------
                                                                                                  (RESTATED)
                                                                                                  ----------
Engineering and collaborative
    software products and services                      62.1%          41.6%          62.0%          41.9%
IT services                                             29.8           23.8           28.7           27.4
Web-based telecommunications and travel
    services                                             8.1           34.6            9.3           30.7
                                                     ---------      ---------      ---------      ---------
 Total net revenues                                    100.0          100.0          100.0          100.0
                                                     ---------      ---------      ---------      ---------

Cost of revenues                                        36.6           54.4           36.0           54.0

Engineering and collaborative
    software products and services                      86.4           89.8           86.3           87.4
IT services                                             18.8           25.2           21.3           24.5
Web-based telecommunications and travel
    services                                            51.4            6.3           46.8            8.6
                                                     ---------      ---------      ---------      ---------
Total gross profit                                      63.4           45.6           64.0           46.0
                                                     ---------      ---------      ---------      ---------

Selling, general and administrative expenses            62.0           49.5           57.3           53.7
Research and development expenses                       11.2            9.5           11.4           10.0
Depreciation                                             5.5            4.8            5.7            5.3
Impairment charge                                       --              1.2           --              0.6
Restructuring                                           --              0.2           --              1.0
                                                     ---------      ---------      ---------      ---------
       Total operating expenses                         78.7           65.2           74.4           70.6

Operating loss                                         (15.3)         (19.6)         (10.4)         (24.6)

Interest (income) expense, net                           2.6            0.9            2.7            1.2
Other (income) expense, net                             (1.8)          (0.1)          (0.9)          (0.1)
                                                     ---------      ---------      ---------      ---------

Loss before income taxes and cumulative
   effect of a change in accounting principle          (16.1)         (20.4)         (12.2)         (25.7)
Income tax expense (benefit)                             1.7            1.2            1.3           (2.9)
                                                     ---------      ---------      ---------      ---------
Loss before cumulative effect of a change
    accounting principle                               (17.8)         (21.6)         (13.5)         (22.8)
Cumulative effect of a change in
    accounting principle                                --             --             --            (57.3)
                                                     ---------      ---------      ---------      ---------
Net loss                                               (17.8)%        (21.6)%        (13.5)%        (80.1)%
                                                     =========      =========      =========      =========

         NET REVENUES. Net revenues for the three months ended September 30, 2003 decreased by $1,436,000 (25.0%) to $4,307,000, from $5,743,000 for the three months ended September 30, 2002. Net revenues for the six months ended September 30, 2003 decreased by $1,462,000 (14.4%) to $8,698,000, from
$10,160,000 for the six months ended September 30, 2002. Our revenues consisted primarily of revenues from (1) engineering and collaborative software products and services (2) IT services, and (3) Web-based telecommunications and travel services.

         Net revenues from engineering and collaborative software products and services increased as a percentage of total net revenues to 62.1% and 62.0% in the three and six months ended September 30, 2003 from 41.6% and 41.9%, respectively, from the same periods in the prior fiscal year primarily due to an increase in net revenues from engineering and collaborative software products and services offset by decreases in other segments, particularly Web-based telecommunications and travel services. In dollar terms, net revenues from engineering and collaborative software products and services were $2,674,000 and $5,396,000 during three and six months ended September 30, 2003 compared to $2,390,000 and $4,261,000 during the same periods in the prior fiscal year, an increase of $284,000 or 11.9% and $1,135,000 or 26.6%, respectively. The increases in net revenues during the three and six months ended September 30, 2003, consisted of $401,000 and $1,105,000 increases in engineering software and support net revenues, respectively, compared to the same periods in the prior fiscal year. The increase in engineering software and support net revenues was primarily due to additional revenues from the new international regional offices that were established during the prior fiscal year. In addition, the completion of a large project during the early part of the fiscal year also contributed to the increase in net revenues from engineering software and support sales during the six months ended September 30, 2003. Collaborative software sales decreased $117,000 during the three months ended September 30, 2003 but increased $30,000 during the six months ended September 30, 2003. During the three months ended September 30, 2003, no collaborative software projects were completed, which resulted in the decrease in net revenues, since revenues for such projects are recognized upon completion when no significant obligations remain.

         Historically, our engineering software sales have improved during the second half of each fiscal year. We expect this trend to continue in the current fiscal year. Additionally, we anticipate improvements in engineering software sales as a result of our efforts to engage our domestic and international channel partners. However, we cannot assure you that net revenues from engineering and collaborative software will not decline during the remainder of the fiscal year due to unanticipated factors or events.

         IT services net revenues continued to decline during the three and six-month periods ended September 30, 2003, compared to the same periods in the prior fiscal year. IT services net revenues represented 29.8% and 28.7% of total net revenues for the three and six month periods ended September 30, 2003, respectively, compared to 23.8% and 27.4% for the same periods in the prior fiscal year. In dollar terms, IT services net revenues were $1,285,000 and $2,492,000 during the three and six month periods ended September 30, 2003, respectively, compared to $1,369,000 and $2,783,000 during the same periods in the prior fiscal year, decreases of 6.1% and 10.5%, respectively. In the past several quarters, the IT services industry had been adversely affected by a slow economy, and many of our customers reduced, and continue to reduce, spending on technology consulting and systems integration services. Although the IT services business seems to have recovered somewhat as evidenced by the slowdown in the decline in net revenues during the three and six months ended September 30, 2003, we do not anticipate significant recovery to occur in the IT services segment as we expect that this period of economic uncertainty may continue to impact our IT services net revenues adversely throughout fiscal 2004.

         Web-based telecommunications and travel services net revenues decreased as a percentage of total net revenues to 8.1% and 9.3%, respectively, in the three and six months ended September 30, 2003 from 34.5% and 30.7%, respectively, during the same periods in the prior fiscal year primarily due to declines in call termination services net revenues. In dollar terms, net revenues from this segment were $348,000 and $810,000 during the three and six months ended September 30, 2003 as compared to $1,984,000 and $3,116,000 during the same periods in the prior fiscal year, representing decreases of $1,636,000 (82.5%) and $2,306,000 (74.0%) for the three and six months ended September 30, 2003 as compared to the same periods in the prior fiscal year. These decreases were due to (1) decreases of $1,092,000 and $1,423,000, respectively, in call termination services during the three and six months ended September 30, 2003 and (2) decreases of $381,000 and $721,000, respectively, in travel services net revenues during the three and six months ended September 30, 2003. Due to the recent turmoil in the telecommunications industry, which has increased the uncertainty of the viability of smaller services providers, some of whom are our customers, and due to the higher operating costs of the call termination services business, we have shifted our focus from call terminations services to the retail phone card business, resulting in lower revenues from call termination services. Travel services net revenues were lower during the three and six months ended September 30, 2003 compared to the same periods in the prior fiscal year, because during the three and six months ended September 30, 2003, we recognized revenues from tickets sold as a ticket consolidator net of purchase costs, since we did not renew our purchase commitment on such tickets. In the same periods of the previous fiscal year, we had entered into a firm purchase commitment for such tickets and were subject to risk of loss if we did not fulfill the purchase commitment. In accordance with EITF No. 99-19, the revenues from the sale of such tickets were allowed gross revenue treatment with purchase costs stated as a separate cost of revenue. For the remainder of fiscal 2004, we do not expect our Web-based telecommunications and travel services net revenues to improve significantly from current levels due to the uncertainty in the telecommunications and travel services industries.

         GROSS PROFIT. Gross profit as a percentage of net revenues increased to 63.4% and 64.0%, respectively, for the three and six months ended September 30, 2003 from 45.6% and 46.0%, respectively, for the same periods in the prior fiscal year. In dollar terms, total gross profit increased by $116,000 (4.4%) and $888,000 (19.0%), respectively, to $2,732,000 and $5,566,000 during the three and six months ended September 30, 2003, respectively, compared to the same periods in the prior fiscal year. The increase is mainly due to the increases in gross profit from our engineering and collaborative software products and services segment and our Web-based telecommunications and travel services segment offset by decrease in gross profit from our IT services business.

         Gross profit percentage in the engineering and collaborative software products and services segment decreased to 86.4% and 86.3% during the three and six months ended September 30, 2003, respectively, from 89.8% and 87.4%, respectively, during the same periods in the prior fiscal year. The decrease in gross profit percentage is due to lower levels of revenue from digital media and animation services during the three and six months ended September 30, 2003 with no corresponding decrease in the cost of providing such services.

         In dollar terms, gross profit increased by $164,000 and $930,000 during the three and six months ended September 30, 2003, respectively, compared to the same periods in the prior fiscal year. Engineering and collaborative software services gross profit increased by $228,000 and $1,007,000, respectively, during the three and six months ended September 30, 2003, compared to the same periods in the prior fiscal year, and were offset by $64,000 and $77,000 reductions in gross profit, from digital media and animation services during the three and six months ended September 30, 2003, respectively, compared to the same periods in the prior fiscal year. Our engineering and collaborative software products and services segment generally produces higher gross margin than our other segments due to the low costs associated with each sale. The cost of revenues for the software sales and support segment includes printing services, direct supplies such as hardware locks, which are security devices that are attached to the central processing unit to prevent unauthorized access to licensed software, salaries for the technical support employees, freight out, and software amortization expense.

         Gross profit percentage in the IT services segment decreased to 18.8% and 21.3% during the three and six months ended September 30, 2003, respectively, from 25.2% and 24.5%, during the same periods in the prior fiscal year. In dollar terms, IT services gross profit decreased by $103,000 and $152,000 during the three and six months ended September 30, 2003 compared to the same periods in the prior fiscal year. Historically, gross profit percentage from the IT services segment has been lower than gross profit percentage from the engineering and collaborative software products and services segment due to the higher cost of labor associated with IT services. The cost of revenues for IT services includes the salaries, bonuses, and benefits for the consulting employees. Our IT services consultants generally receive higher salaries than our technical support employees. As a result of the market slowdown for the IT industry, net revenues from this segment have been decreasing significantly over the past several quarters. Although we cut our costs of providing IT services in response to this continuing decline, the net revenues from this segment were not adequate to maintain consistent gross profit percentages.

         Gross profit percentage in the Web-based telecommunications and travel services segment increased to 51.4% and 46.8% during the three and six months ended September 30, 2003, respectively, from 6.3% and 8.6%, during the same periods in the prior fiscal year. In dollar terms, gross profit from the Web-based telecommunications and travel services segment increased by $55,000 and $110,000, respectively, to $179,000 and $379,000 during the three and six months ended September 30, 2003, respectively, compared to the same periods in the prior fiscal year. During the three and six months ended September 30, 2003, the cost of revenues for Web-based telecommunications and travel services included only the cost of buying minutes from another carrier. In the same periods of the prior fiscal year, the cost of revenues for Web-based telecommunications and travel services included both the cost of buying minutes from another carrier and the cost of purchasing certain airline tickets where we served as a ticket consolidator and had inventory risk for the tickets purchased under a firm purchase commitment with a certain airline. Gross profit from Web-based telecommunications services during the three and six months ended September 30, 2003 increased due to reduced focus on higher cost call termination services and due to the lower cost of purchased minutes for our phone card services. Gross profit from travel services increased due to the recognition of travel services revenues net of cost of tickets, in the three and six months ended September 30, 2003, respectively, compared to recognition of the cost of certain tickets separately from the associated revenues during the same periods in the prior fiscal year. Although gross profit from Web-based telecommunications and travel services increased during the three and six months ended September 30, 2003, compared to the same periods of the prior fiscal year, we are not certain the trend will continue. Pricing pressures in the telecommunications industry, continuing threats in the worldwide political climate, competition from other online travel services and reductions in travel agency commissions due to pricing pressures may continue to negatively impact the gross profit from our Web-based communications and travel businesses for the foreseeable future.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $172,000 (6.1%) and $472,000 (8.6%), respectively, during the three and six month periods ended September 30, 2003 to $2,669,000 and $4,985,000, respectively. The decrease in SG&A expenses for the three months ended September 30, 2003 is due primarily to a $163,000 reduction in salaries and related expenses due to employee terminations, a $107,000 reduction in dealer sales commissions due to a decrease in dealer sales, a $129,000 reduction in rent, and a $54,000 reduction in marketing consulting expenses due to continuing cost control measures, offset by a $165,000 increase in professional fees, a $49,000 increase in employee insurance benefits and $30,000 increase in amortization of deferred fees. The decrease in SG&A expenses for the six months ended September 30, 2003 is due primarily to a $278,000 reduction in salaries and related benefits due to employee terminations, a $142,000 reduction in rent, a $107,000 reduction in marketing consulting expenses due to continuing cost control measures, an $80,000 reduction in advertising expenses due to continuing cost control measures, and a $43,000 reduction in bad debt expense due to improved collections, offset by a $183,000 increase in professional fees and a $57,000 increase in amortization of deferred loan fees. We continue to monitor our SG&A expenses but do not make any assurances that we can continue to maintain or further cut SG&A expenses from levels attained in the first six months of fiscal 2004.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. During the three and six months ended September 30, 2003, R&D expenses decreased by $63,000 (11.5%) and $23,000 (2.3%), respectively, to $484,000 and $988,000 from $547,000 and
$1,011,000, respectively, during the same periods in the prior fiscal year. The decrease in R&D expenses is primarily due to our continuing efforts to control overall costs.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and other amortization expenses (excluding goodwill amortization and amounts charged to cost of revenues) decreased by $35,000 (12.8%) and $48,000 (8.9%) to $239,000 and $494,000, respectively, from $274,000 and $542,000, respectively, during the three and six months ended September 30, 2003 due to fully depreciated assets not being replaced at the same rate. As a result of our continuing efforts to control cost, additions to capital equipment have been minimal. We anticipate that depreciation and amortization expenses will remain at this lower level through the end of fiscal 2004.

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

         In March 2001, we closed our Boston technical support office as part of consolidating our technical support activities. Technical support activities previously offered from that office have been consolidated into the California facility. The closing of this office resulted in the termination of two employees. The restructuring charge related to the consolidation of technical support facilities was $166,000, of which $49,000 related to accrued severance payments for the two terminated employees and $117,000 related to contractual lease obligations for the vacated space. We made cash payments totaling $58,000 in fiscal 2002 toward settlement of obligations related to this activity. By consolidating the technical support functions, beginning in April 2001, we reduced employee costs by approximately $221,000 per year and reduced facility costs by approximately $51,000 per year. During fiscal 2003, we made cash payments of $55,000 for severance expenses relating to the termination of one employee and $47,000 for lease payments for the vacated office space. During the first six months of fiscal 2004, we made cash payments of $19,000 to payoff the remaining lease payments for the vacated office space.

         The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not refilled. Due to the size of our operations, a full-fledged internal legal department was unnecessary. We are able to obtain cost-effective legal services, as and when needed, from our continuing external legal counsel. By eliminating the in-house legal department, we reduced employee costs by approximately $127,000 per year beginning in April 2001. In fiscal 2001, we estimated the restructuring charge related to the elimination of the in-house legal department to be $42,000. Additional charges of $41,000 and $199,000 were recorded in fiscal 2002 and in fiscal 2003, respectively, since the original estimate of severance expenses was insufficient. During fiscal 2002 and fiscal 2003, we paid $52,000 and $50,000, respectively, toward settlement of obligations due to the terminated employee. During the first quarter of fiscal 2004, we paid off the remaining settlement obligation of $180,000.

         IMPAIRMENT CHARGE. We recorded an impairment charge of $67,000 during the three and six months ended September 30, 2002 as a result of the write-down of a capitalized software asset to its net realizable value.

         INTEREST EXPENSE. Net interest for the three and six months ended September 30, 2003 increased by $60,000 and $122,000, respectively, to $114,000 and $238,000, respectively, from the same periods in the prior fiscal year. The increase during the three and six months ended September 30, 2003 was primarily due to an increase in debt obligations.

         INCOME TAXES. We recorded an income tax expense of $112,000 during the six months ended September 2003 compared to an income tax benefit of $301,000 during the same period in the prior fiscal year. Due to our net operating loss position, we reversed tax liabilities recorded in prior periods that were no longer required, which resulted in a tax benefit in the prior fiscal year. Tax expense in the three and six months ended September 30, 2003 resulted from provisions for foreign taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Currently, we finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances and borrowings under our credit facilities. We have used debt and equity financing when appropriate and practicable. In December 2002, we issued to Laurus Master Fund, Ltd., or Laurus, a $2,000,000, 6% convertible note. On July 31, 2003, we obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus. Our principal sources of liquidity at September 30, 2003 consisted of $1,957,000 of cash and cash equivalents. Cash and cash equivalents decreased by $904,000 (31.6%) during the six months ended September 30, 2003. The primary reasons for this decrease were repayment of debt, payment of capital lease obligations and usage of cash in operations. During the six months ended September 30, 2003, our consolidated average monthly net cash outflow from operations was approximately $128,000, compared to approximately $156,000 during the same period in the prior fiscal year.

         Net cash used in operations was $770,000 during six months ended September 30, 2003 compared to $934,000 during the same period in the prior fiscal year. Net loss was the primary reason for cash used in operations in both periods. A $517,000 decrease in deferred revenues, a $224,000 decrease in accrued expenses, a $199,000 decrease in accrued restructuring costs, a $139,000 increase in prepaid expenses and other current assets and a $135,000 decrease in accounts payable contributed to the usage of cash in the six months ended September 30, 2003, and were offset by a $577,000 decrease in deposits and a $312,000 decrease in accounts receivable. A $416,000 decrease in deferred revenues, a $353,000 decrease in accrued expenses, a $195,000 decrease in accrued restructuring costs, a $174,000 decrease in income taxes payable and a $123,000 decrease in accounts payable contributed to the usage of cash, offset by cash provided by a $779,000 decrease in accounts receivable, a $554,000 decrease in prepaid and other current assets, a $300,000 decrease in income tax receivable and a $112,000 decrease in notes and related party loan receivable during the six months ended September 30, 2002.

         Net cash used in investing activities during the six months ended September 30, 2003 consisted solely of capital expenditures of $40,000 compared to $203,000 of capital expenditures during the six months ended September 30, 2003.

         Cash used by financing activities during the six months ended September 2003 primarily resulted from $527,000 in repayments of debt, offset by proceeds of $627,000. Of this amount $289,000 related to the convertible debt we issued to Laurus on December 13, 2002 (amended July 31, 2003), as described below. In addition, repayments of capital lease obligations amounted to $217,000. During the same period of the prior fiscal year, we used $132,000 to repay debt and $208,000 to repay capital lease obligations.

         We incurred net losses of $1,170,000 and $8,136,000 and used cash in operations of $770,000 and $934,000 during the six months ended September 30, 2003 and 2002, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services.

         The following table summarizes our contractual obligations and commercial commitments at September 30, 2003 (in thousands of dollars):

                                         ------------------------------------------------------------------------
                                                                     PAYMENTS DUE BY PERIOD
                                         ------------------------------------------------------------------------
                                                           LESS THAN
CONTRACTUAL OBLIGATIONS                       TOTAL         1 YEAR       1-3 YEARS     4-5 YEARS   AFTER 5 YEARS
-----------------------                       -----         ------       ---------     ---------   -------------
Long-Term Debt                                2,343          1,205           885           170           83
Capital Lease Obligations                       821            374           408            39            -
Operating Leases                              3,645            513           835           645        1,652
                                         ------------------------------------------------------------------------
Total Contractual Cash Obligations            6,809          2,092         2,128           854        1,735
                                         ========================================================================
                                         TOTAL AMOUNTS     LESS THAN
OTHER COMMERCIAL COMMITMENTS               COMMITTED        1 YEAR         1-3 YEARS     4-5 YEARS  OVER 5 YEARS
----------------------------             -------------     ---------      ---------     ---------  ------------
Letter of Credit                              10              10                 -            -             -
                                         ------------------------------------------------------------------------
Total Commercial Commitments                  10              10                 -            -             -
                                         ========================================================================

         As indicated above, we historically have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. We have not been able to generate sufficient cash from our operating activities in the past, and there is no assurance we will be able to do so in the future. However, we believe that current and future available capital resources, including amounts available under the revolving credit facility from Laurus, will be adequate to fund our operations for the next twelve months, because we are continuing to implement cost containment measures in an effort to reduce net cash outflow both domestically and abroad and are working to increase sales of our software products. The results of these combined efforts have reduced our consolidated monthly net cash outflow from operations to approximately $128,000 per month.

         Our former bank line of credit expired in August 2001, and our $500,000 line of credit from a major stockholder expired March 31, 2003. On December 13, 2002, we issued a $2.0 million, 6% convertible note to Laurus. On July 31, 2003, we amended this note to include the following: (1) the interest rate on the convertible note was amended from 6% per annum to the greater of 5% or the prime rate plus 1% per annum, payable monthly in arrears; (2) the amortization period was extended from 20 months ending on November 2004 to 24 months ending on July 2005; (3) the penalty for repayments of the outstanding balance in cash was removed; and (4) the fixed conversion price upon which potential issuance of our common stock to satisfy the obligations of the convertible note is based, was reduced from $1.60 to $1.30. As a result of the reduction in the conversion price from $1.60 to $1.30, a beneficial conversion amount of $302,000 estimated using the Black-Scholes option pricing model was recorded as discount to the convertible debt, which is being amortized over the life of the note using the effective interest rate method.

         On July 31, 2003, we also obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus. The balance outstanding on the convertible note will reduce the amount available under this revolving credit facility.

         Borrowings against this credit facility will accrue interest, initially, at an annual rate equal to the greater of 5% or prime rate plus 1% per annum, payable monthly in arrears. Beginning in November 2003, interest rate per annum on the borrowings will be adjusted every month based on certain conditions and on the volume weighted average price of our common stock. Obligations owed under this revolving credit facility may be repaid at our option in cash or through the issuance of shares of our common stock at the fixed conversion price of $1.30 per share, subject to volume limitations, provided the shares are registered with the Securities and Exchange Commission for public resale and the then current market price is greater than 110% of the fixed conversion price. The fixed conversion price may be adjusted upward under certain circumstances. Also, the fixed conversion price is subject to standard anti-dilution provisions for stock-splits, stock dividends, reclassifications, and the like, and is subject to downward adjustment for certain issuances at prices below the then fixed conversion price. The accounts receivable credit facility has a three-year term, which automatically renews every three years unless cancelled in writing by us or by Laurus under certain conditions. An early termination fee of up to $120,000 will be payable if the facility is terminated prior to August 1, 2006. The facility also provides us the flexibility to access additional amounts above what is available based upon eligible accounts receivable. Any such additional amounts would accrue interest at a rate of 0.6% per month, payable monthly.

         In connection with this financing, we paid a $140,000 fee to an affiliate of Laurus and issued to Laurus a five-year warrant to purchase 180,000 shares of our common stock, exercisable at various exercise prices as follows:
115% of the then effective fixed conversion price per share for the purchase of up to 60,000 shares; 125% of the then effective fixed conversion price per share for the purchase of an additional 60,000 shares; and 145% of the then effective fixed conversion price per share for the purchase of an additional 60,000 shares. Based on the initial fixed conversion price of $1.30, the exercise prices would be $1.495 per share for the purchase of up to 60,000 shares; $1.625 per share for the purchase of an additional 60,000 shares; and $1.885 per share for the purchase of an additional 60,000 shares. The fair market value of these warrants estimated using the Black-Scholes option pricing model was $201,000, which was recorded as a discount. Laurus may also receive additional five-year warrants to purchase up to 400,000 shares of our common stock at an exercise price equal to 125% of the fixed conversion price based upon how much of the outstanding obligation under the credit facility is converted to equity. At September 30, 2003, we had borrowed $600,000 under this credit facility and recognized approximately $77,000 in beneficial conversion adjustment as a discount on the amount borrowed during the three-months ended September 30, 2003. As of September 30, 2003, none of the additional five-year warrants have been issued. The revolving credit facility is secured by a general security interest in the assets of netGuru and its subsidiaries.

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

         We believe that our current cash and cash equivalents balances, along with the revolving credit facility mentioned above, will be sufficient to meet our working capital needs at currently anticipated levels for the next twelve months. We have made, and will continue to make, budget cuts to maintain adequate capital reserves. However, if we are unable to execute our operational plan for the next twelve months, we may be required to raise additional funds through public or private equity or debt financing. We cannot be certain that additional financing will be available, if needed, or, if available, will be on terms favorable to us. In addition, any future financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock likely will include financial and other covenants that may restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock.

         With the recognition of the $5,824,000 impairment charge to our IT services reporting unit in fiscal 2003, along with our operating loss in fiscal 2003, our stockholders' equity declined below The Nasdaq National Market's minimum continued listing requirement of $10,000,000. On September 8, 2003, we applied to transfer our listing to The Nasdaq Small Cap Market. On October 9, 2003, we transferred our listing to The Nasdaq SmallCap Market. By moving from The Nasdaq National Market to The Nasdaq SmallCap Market, our stock price could decline and the ability of our stockholders and of any potential or future investors to achieve liquidity from our common stock could be severely limited. This could impact our ability to raise any needed additional working capital through equity offerings on acceptable terms.

ITEM 3.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended September 30, 2003, there were no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             None

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

             None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             During the quarter ended September 30, 2003, no matters were submitted to a vote of our common stockholders.

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

                  10.1 Security Agreement dated July 31, 2003 by and between netGuru, Inc. and Laurus Master Fund, Ltd. (1)

                  10.2 Secured Convertible Note dated July 31, 2003 made by netGuru, Inc. in favor of Laurus Master Fund, Ltd.
                           (1)

                  10.3 Common Stock Purchase Warrant dated July 31, 2003 issued by netGuru, Inc. in favor of Laurus Master Fund, Ltd. (1)

                  10.4 Registration Rights Agreement dated July 31, 2003 by and between netGuru, Inc. and Laurus Master Fund, Ltd. (1)

                  10.5 Amendment No. 2 to Securities Purchase Agreement dated August 4, 2003 by and between netGuru, Inc. and Laurus Master Fund, Ltd. (1)

                  10.6 Amendment No. 2 to Secured Convertible Note dated August 4, 2003 by and between netGuru, Inc. and Laurus Master Fund, Ltd. (1)

                  31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------

         (1) Filed as an exhibit to our Form 8-K for July 25, 2003 that was filed with the Securities and Exchange Commission on August 8, 2003 (File No. 0-28560) and incorporated herein by reference.

         (b)      Reports on Form 8-K

                  We filed a Form 8-K for July 25, 2003 that contained "Item 5 - Other Events" and "Item 7 - Financial Statements and Exhibits." The Form 8-K contained a press release and an announcement regarding the credit facility we secured with Laurus Master Fund, Ltd. The Form 8-K also contained information regarding changes to our board of directors.

                  We filed a Form 8-K for September 12, 2003. The Form 8-K contained a press release announcing our application to transfer our common stock listing to The Nasdaq SmallCap Market.

                  We filed a Form 8-K for October 8, 2003. The Form 8-K contained a press release announcing that we moved our common stock listing from The Nasdaq National Market to The Nasdaq SmallCap Market and that the stock would begin trading on the Nasdaq SmallCap Market on October 9, 2003.

                  We filed a Form 8-K/A No. 1 for July 25, 2003. The Form 8-K/A No. 1 contained "Item 5-Other Events and Required FD Disclosures" and discussed our settlement agreement with GRAL, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2003

                                                NETGURU, INC.

                                                By: /S/ BRUCE K. NELSON
                                                    -------------------
                                                    Bruce K. Nelson
                                                    Chief Financial Officer
                                                    (principal financial officer
                                                    and duly authorized officer)

            EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-QSB

                  Exh. No.                 Description
                  --------                 -----------

                  31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002