Form 10QSB
period 2003-12-31
NETGURU INC
filed 2004-02-17
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of shares outstanding of the issuer's only class of common stock, $.01 par value per share, was 18,087,154 on February 13, 2004.

Transitional Small Business disclosure Format (Check one):  Yes  [ ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE
Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Statements of Operations for the three
              and nine months ended December 31, 2003 and 2002...........     3

              Condensed Consolidated Balance Sheets as of
              December 31, 2003 and March 31, 2003.......................     5

              Condensed Consolidated Statements of Cash Flows for the
              nine months ended December 31, 2003 and 2002...............     6

              Notes to Condensed Consolidated Financial Statements.......     8

Item 2.  Management's Discussion and Analysis or Plan of Operation.......    23

Item 3.  Controls and Procedures.........................................    40

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    41

Item 2.  Changes in Securities and Small Business Issuer Purchases of
         Equity Securities...............................................    41

Item 3.  Defaults Upon Senior Securities.................................    42

Item 4.  Submission of Matters to a Vote of Security Holders.............    42

Item 5.  Other Information...............................................    42

Item 6.  Exhibits and Reports on Form 8-K................................    43

Signatures...............................................................    44

Exhibits Filed with this Report on Form 10-QSB...........................    45


                                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                              (In thousands, except share and per share amounts)

                                                               THREE MONTHS                 NINE MONTHS
                                                 THREE MONTHS     ENDED       NINE MONTHS      ENDED
                                                    ENDED      DECEMBER 31,      ENDED      DECEMBER 31,
                                                 DECEMBER 31,      2002       DECEMBER 31,      2002
                                                     2003       (RESTATED)        2003       (RESTATED)
                                                 ------------------------------------------------------
Net revenues:
    Engineering and collaborative software
      products and services                      $  2,664       $  2,439       $  8,060       $  6,700
    IT services                                     1,215          1,436          3,707          4,219
    Web-based telecommunications services             258            599            911          2,841
                                                 ---------      ---------      ---------      ---------
           Total net revenues                       4,137          4,474         12,678         13,760

Cost of revenues:
    Engineering and collaborative software
      products and services                           333            279          1,073            814
    IT services                                       967          1,064          2,928          3,164
    Web-based telecommunications services             193            511            615          2,632
                                                 ---------      ---------      ---------      ---------
           Total cost of revenues                   1,493          1,854          4,616          6,610

                                                 ---------      ---------      ---------      ---------
           Gross profit                             2,644          2,620          8,062          7,150
                                                 ---------      ---------      ---------      ---------

Operating expenses:
    Selling, general and administrative             3,154          2,541          8,010          7,859
    Research and development                          529            481          1,517          1,492
    Depreciation                                      234            271            724            811
    Impairment charge                                  --             --             --             67
    Restructuring                                      --             90             --            194
                                                 ---------      ---------      ---------      ---------
           Total operating expenses                 3,917          3,383         10,251         10,423
                                                 ---------      ---------      ---------      ---------

           Operating loss                          (1,273)          (763)        (2,189)        (3,273)
                                                 ---------      ---------      ---------      ---------

Other expense (income):
    Interest, net                                     256             66            494            182
    Other                                             (26)             5           (108)             3
                                                 ---------      ---------      ---------      ---------
           Total other expense                        230             71            386            185
                                                 ---------      ---------      ---------      ---------

Loss from continuing operations before income taxes
   and cumulative effect of a change in
   accounting principle                            (1,503)          (834)        (2,575)        (3,458)
Income tax (benefit) expense                           53             46            164           (255)
                                                 ---------      ---------      ---------      ---------
Loss from continuing operations before cumulative
   effect of a change in accounting
   principle                                       (1,556)          (880)        (2,739)        (3,203)

Discontinued operations income (loss)                (462)            20           (449)            31

Cumulative effect of a change in accounting
   principle                                           --             --             --         (5,824)
                                                 ---------      ---------      ---------      ---------
           Net loss                              $ (2,018)      $   (860)      $ (3,188)      $ (8,996)
                                                 =========      =========      =========      =========

                                                 (continued)


                                        NETGURU, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - continued
                                                  (Unaudited)
                              (In thousands, except share and per share amounts)

                                                               THREE MONTHS                 NINE MONTHS
                                                 THREE MONTHS      ENDED      NINE MONTHS      ENDED
                                                    ENDED       DECEMBER 31,     ENDED       DECEMBER 31,
                                                 DECEMBER 31,      2002       DECEMBER 31,      2002
                                                     2003       (RESTATED)        2003       (RESTATED)
                                                ---------------------------------------------------------
Basic and diluted loss per common share:
     Loss per common share from continuing
      operations                                $     (0.09)   $     (0.05)   $     (0.15)   $     (0.18)
     Loss from discontinued operations                (0.02)         --             (0.03)         --
     Cumulative per share effect of a
      change in accounting principle                  --             --             --             (0.34)
                                                ------------   ------------   ------------   ------------
     Basic and diluted net loss per common
      share                                     $     (0.11)   $     (0.05)   $     (0.18)   $     (0.52)
                                                ============   ============   ============   ============

Common shares used in computing basic and
    diluted net loss per common share:           17,701,176     17,325,150     17,456,417     17,304,649
                                                ============   ============   ============   ============

                    See accompanying notes to condensed consolidated financial statements.


                                        NETGURU, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share and per share amounts)
                                                  (Unaudited)

                                                                                  DECEMBER 31,    MARCH 31,
                                                                                      2003          2003
                                                                                   ---------      ---------

                                                    ASSETS
Current assets:
    Cash and cash equivalents                                                      $  1,667       $  2,772
    Accounts receivable (net of allowance for doubtful accounts of $607 and
      $695, as of December 31, 2003 and March 31, 2003, respectively)                 3,026          2,654
    Income tax receivable                                                                --             88
    Notes and related party loans receivable                                             37            670
    Deposits                                                                             87             --
    Prepaid expenses and other current assets                                         1,184            857
    Assets of subsidiary held for sale                                                  231            709
                                                                                   ---------      ---------
           Total current assets                                                       6,232          7,750

Property, plant and equipment, net                                                    2,377          3,099
Goodwill (net of accumulated amortization of $3,652)                                  2,941          2,941
Other assets                                                                            312            523
                                                                                   ---------      ---------
                                                                                   $ 11,862       $ 14,313
                                                                                   =========      =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                              $    795       $  1,340
    Current portion of capital lease obligations                                        148            412
    Accounts payable                                                                    566            763
    Accrued expenses                                                                    946          1,117
    Income taxes payable                                                                205             79
    Deferred revenues                                                                 1,950          2,094
    Other liabilities                                                                   265            234
    Accrued restructuring costs                                                          --            199
    Liabilities of subsidiary held for sale                                              62             51
                                                                                   ---------      ---------
           Total current liabilities                                                  4,937          6,289

Long-term debt, net of current portion                                                1,746          1,270
Capital lease obligations, net of current portion                                       363            627
Deferred gain on sale-leaseback                                                         765            817
                                                                                   ---------      ---------

           Total liabilities                                                          7,811          9,003
                                                                                   ---------      ---------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                                            --             --
    Common stock, par value $.01; authorized 150,000,000 shares; issued and outstanding 17,907,154 and 17,325,150 shares as of December 31, 2003
      and March 31, 2003, respectively                                                  179            173
    Additional paid-in capital                                                       35,105         33,322
    Accumulated deficit                                                             (30,522)       (27,334)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                             (711)          (851)
                                                                                   ---------      ---------

           Total stockholders' equity                                                 4,051          5,310
                                                                                   ---------      ---------
                                                                                   $ 11,862       $ 14,313
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


                                             NETGURU, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                     (In thousands)

                                                                         NINE MONTHS   NINE MONTHS
                                                                            ENDED         ENDED
                                                                         DECEMBER 31,  DECEMBER 31,
                                                                             2003          2002
                                                                           --------      --------
Cash flows from operating activities:
    Net loss                                                               $(3,188)      $(8,996)
    Less: Income (loss) from discontinued operations                          (449)           31
        Cumulative effect of change in accounting principle                     --        (5,824)
                                                                           --------      --------
    Loss from continuing operations                                         (2,739)       (3,203)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                          938         1,062
        Bad debt expense                                                        50            83
        Deferred income taxes                                                   --          (173)
        Compensation expense recognized on issuance of stock options            --            (4)
        Restructuring                                                           --           195
        Impairment charge                                                       --            67
        Expense recognized on issuance of stock-based compensation             622            56
        Loss on disposal of property                                            --             3
        Changes in operating assets and liabilities:
          Accounts receivable                                                 (279)          (28)
          Notes and related party loans receivable                              51           165
          Income tax receivable                                                 (7)          300
          Prepaid expenses and other current assets                           (181)          (53)
          Deposits                                                             587            --
          Other assets                                                           4           (31)
          Accounts payable                                                    (214)         (279)
          Accrued expenses                                                      13          (285)
          Income taxes payable                                                 116          (154)
          Accrued restructuring costs                                         (199)         (135)
          Other current liabilities                                             (2)          (19)
          Deferred revenues                                                   (198)          140
          Deferred gain on sale-leaseback                                      (52)          (52)
                                                                           --------      --------

                  Net cash used in operating activities                     (1,490)       (2,345)
                                                                           --------      --------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                  (78)         (195)
    Proceeds from sale of property, plant, and equipment                       150            --
                                                                           --------      --------

                  Net cash provided by (used in) investing activities           72          (195)
                                                                           --------      --------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                 2,101         2,221
    Financing fees                                                              --          (214)
    Repayment of long-term debt                                             (1,371)         (196)
    Repayment of capital lease obligations                                    (528)         (314)
    Issuance of common stock                                                    --            55
                                                                           --------      --------

                  Net cash provided by financing activities                    202         1,552
                                                                           --------      --------

    Effect of exchange rate changes on cash and cash equivalents               111           316
                                                                           --------      --------

                  Decrease in cash and cash equivalents                     (1,105)         (672)

Cash and cash equivalents, beginning of period                               2,772         3,177
                                                                           --------      --------

Cash and cash equivalents, end of period                                   $ 1,667       $ 2,505
                                                                           ========      ========

                                                       (Continued)


                                             NETGURU, INC. AND SUBSIDIARIES

                               CONDENSED Consolidated Statements of Cash Flows (Continued)
                                                       (Unaudited)
                                                     (In thousands)

                                                                             NINE MONTHS        NINE MONTHS
                                                                                ENDED              ENDED
                                                                             DECEMBER 31,       DECEMBER 31,
                                                                                 2003               2002
                                                                           ---------------    ---------------
Supplemental disclosure of cash flow information:
  Cash paid for:
         Interest                                                          $           262    $           192
                                                                           ================   ================
         Income taxes                                                      $            53    $            31
                                                                           ================   ================

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment under capital leases                              $             -    $            28
Conversion of long-term debt to equity                                                 715                  -
                                                                           ================   ================

                        See accompanying notes to condensed consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

1.  REPORT BY MANAGEMENT

         The condensed consolidated financial statements include the accounts of netGuru, Inc. and its wholly-owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         These condensed consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at December 31, 2003, and the results of operations and the cash flows for the three and nine months ended December 31, 2003 and 2002, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2004.

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

         Certain reclassifications have been made to the fiscal 2003 consolidated financial statements to conform to the fiscal 2004 presentation. The fiscal 2003 condensed consolidated statement of operations have been restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 as of April 1, 2002.

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At December 31, 2003, the Company's management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company's management also believed that the carrying amounts of it's capital lease obligations approximated their fair values, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date. The estimated fair value of the Company's long-term debt at December 31, 2003, determined by using the effective rate of interest on this indebtedness, was approximately $1.8 million.

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

         Until September 30, 2003, the Company considered the following operating segments - engineering and collaborative software products and services, IT services, and Web-based telecommunications and travel services - to be its reporting units for purposes of testing for impairment, as the components within each operating segment have similar economic characteristics and thus do not represent separate reporting units. In its efforts to focus on its core software products and IT services businesses, during the three months ended December 31, 2003, the Company's management committed to a plan to sell the travel services subsidiary. The Company has begun to actively market the subsidiary to potential buyers and expects to complete the sale within the next twelve months.

         The Company assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques, and concluded that as of April 1, 2002, an impairment write-down for its IT services division was required. The Company recorded an impairment charge of $5,824,000 to IT services goodwill in fiscal 2003 as a cumulative effect of a change in accounting principle. In accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," the Company has restated the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2002, to present the cumulative effect of the adoption of SFAS No. 142 as of the beginning of the year of adoption.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123." This amendment provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Since the Company is continuing to account for stock-based compensation according to Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees," the adoption of SFAS No. 148 required the Company to provide prominent disclosures about the effects of SFAS No. 123 on reported income (loss) and requires it to disclose these effects in its interim financial statements (see note 10).

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is generally effective for the Company's fiscal quarter ended September 30, 2003. The adoption of SFAS No. 150 did not materially impact the Company's consolidated financial condition or results of operations.

4.  SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

         The Company capitalizes costs related to the development of certain software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. As of December 31, 2003, capitalized software costs of approximately $138,000, net of accumulated amortization, were included in other assets. Approximately $76,000 of this amount represents software developed in-house and $62,000 represents the cost of software developed on the Company's behalf by third parties. Additions to capitalized software were $0 and $28,000 during the nine months ended December 31, 2003 and 2002, respectively.

         The Company amortizes capitalized software development costs and purchased technology using the straight-line method over two to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to cost of revenues was approximately $69,000 and $61,000 for the three months ended December 31, 2003 and 2002, respectively, and $139,000 and $173,000 for the nine months ended December 31, 2003 and 2002, respectively. Accumulated amortization on capitalized software was $848,000 and $508,000 as of December 31, 2003 and 2002, respectively.

5.  REVENUE RECOGNITION

         The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists; (2) delivery has been completed and no significant obligations remain; (3) the Company's price to the buyer is fixed or determinable; and (4) collection is probable. The Company's revenues arise from the following segments: engineering and collaborative software products and services; IT services; and Web-based telecommunications services.

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

         Revenues from call termination services are recognized at gross sales value, with the applicable cost separately stated in the cost of revenues. Revenues from the Company's own phone card sales are deferred and recognized based on usage, whereas revenues from resale of third-party phone cards are recognized net of returns since no significant obligations remain once the product is delivered. The Company recognizes revenues from products and services sold via Internet portals, where the Company is an agent, net of purchase costs when the products and services are delivered and collection is probable.

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

         In March 2001, the Company closed its Boston technical support office as part of consolidating the Company's technical support activities. Technical support activities previously offered from the Boston office were consolidated into the California facility. The closing of this office resulted in the termination of two employees. The restructuring charge recorded in March 2001 related to the consolidation of technical support facilities was $166,000, of which $49,000 related to accrued severance payments for the two terminated employees and $117,000 related to contractual lease obligations for the vacated space. The Company made cash payments totaling $58,000 in fiscal 2002 toward settlement of obligations related to this activity. During fiscal 2003, the Company made cash payments of $55,000 for severance costs relating to the termination of one employee and $47,000 for lease payments for the vacated office space. During the first six months of fiscal 2004, the Company paid the remaining $19,000 for lease payments for the vacated office space. As of December 31, 2003, the Company had no remaining unpaid obligations related to this activity.

         The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not refilled. Legal services are being obtained from the Company's continuing external legal counsel. In fiscal 2001, the Company estimated the restructuring charge related to the elimination of the in-house legal department to be $42,000. However, in fiscal 2002, the Company paid $52,000 toward this restructuring charge. Additional charges of $41,000 and $199,000 were recognized in fiscal 2002 and in fiscal 2003, respectively, since the original estimate of severance expenses was insufficient. During the year ended March 31, 2003, the Company paid $50,000 toward settlement of obligations due to the terminated employee. During the first quarter of fiscal 2004, the Company paid the remaining settlement obligation of $180,000. As of December 31, 2003, the Company had no remaining unpaid obligations related to this activity.

       Activity relating to the restructuring charge is as follows (in thousands):


                          REFOCUS OF    REFOCUS OF   CONSOLIDATION  ELIMINATION
                              ISP         PORTAL      OF TECHNICAL    OF LEGAL
                          OPERATIONS    OPERATIONS      SUPPORT      DEPARTMENT    TOTAL
                         -----------    ----------   -------------  -----------   --------
March 31, 2000                 --            --            --            --            --

Restructuring charge      $ 1,998           194       $   166       $    42       $ 2,400
Cash payments              (1,897)         (194)           --            --        (2,091)
                          --------      --------      --------      --------      --------

March 31, 2001                101            --           166            42           309
                          --------      --------      --------      --------      --------

Cash payments                  --           (67)          (58)          (52)         (177)
Adjustments                   (67)   a       67    a      (16)   b       41    b       25
                          --------      --------      --------      --------      --------

March 31, 2002                 34            --            92            31           157
                          --------      --------      --------      --------      --------

Cash payments                  --            --          (102)          (50)         (152)
Adjustments                   (34)   c       --            29    c      199    c      194
                          --------      --------      --------      --------      --------

March 31, 2003                 --            --            19           180           199
                          --------      --------      --------      --------      --------

Cash payments                  --            --           (19)         (180)         (199)
                          --------      --------      --------      --------      --------

December 31, 2003         $    --       $    --       $    --       $    --       $    --
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

8. DISCONTINUED OPERATIONS

         In its efforts to focus on its core software products and IT services businesses, during the three months ended December 31, 2003, the Company committed to a plan to sell its travel services subsidiary. The Company has begun to actively market the subsidiary to potential buyers and expects to complete the sale within the next twelve months. Pursuant to SFAS No.144, "Accounting for the Impairment or Disposal of Long Lived Assets," the results of operations of the travel services subsidiary are shown in the Company's condensed consolidated statement of operations under "discontinued operations," and the assets and liabilities of this subsidiary are shown separately in the Company's condensed consolidated balance sheets. In addition, prior periods presentations have been reclassified to conform to the current period presentation.

              The following table summarizes financial information for the discontinued operation:

                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                               DECEMBER 31,            DECEMBER 31,
                                         -----------------------  ----------------------
                                           2003         2002        2003        2002
                                         -------      -------     -------      -------
Discontinued operations:
-----------------------
e-Destinations, Inc. revenues            $   99       $  627      $  255       $1,500
                                         =======      =======     =======      =======

Income (loss) from
  operations of e-Destinations, Inc.     $ (146)      $   20      $ (133)      $   31
Impairment loss                            (316)          --        (316)          --
                                         -------      -------     -------      -------

Income (loss) from discontinued
     operations                          $ (462)      $   20      $ (449)      $   31
                                         =======      =======     =======      =======

                                                   DECEMBER 31,      MARCH 31,
                                                       2003             2003
                                                  -------------    -------------

         E-DESTINATIONS, INC.
         Current assets                           $        231     $        709
         Current liabilities                                62               51
                                                  =============    =============

9.  LONG-TERM DEBT

         On July 31, 2003, the Company obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus Master Fund, Ltd. ("Laurus"). The amount available under this revolving credit facility is reduced by the balances outstanding on the Company's $2,000,000, 6% convertible note issued to Laurus on December 13, 2002 ("2002 Note") and the 2003 Note (defined below). On August 4, 2003, the terms of the 2002 Note were amended as follows: (1) the interest rate on the convertible note was amended from 6% to the greater of 5% or prime rate plus 1%, payable in arrears; (2) the amortization period was extended from 20 months ending on November 13, 2004 to 24 months ending on July 31, 2005; (3) the penalty for repayments of the outstanding balance in cash was removed; and (4) the fixed conversion price, upon which potential issuances of the Company's common stock to satisfy the obligations of the convertible note are based, was reduced from $1.60 to $1.30. The transaction was accounted for as a modification of debt under EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." As a result of the reduction in the conversion price from $1.60 to $1.30, a beneficial conversion amount of $302,000, estimated using the Black-Scholes option pricing model, was recorded as a discount to the convertible debt, which is being amortized over the life of the note using the effective interest rate method.

         Borrowings under the revolving credit facility accrued interest, initially, at an annual rate equal to the greater of 5% or the prime rate plus 1%. Beginning November 1, 2003, the interest rate may be adjusted every month based on certain registration requirements and on the volume weighted average price of the Company's common stock. No adjustments were made to the interest rate during the period ended December 31, 2003. Obligations owed under this revolving credit facility may be repaid at the Company's option in cash or through the issuance of shares of the Company's common stock at the fixed conversion price of $1.30 per share, subject to volume limitations, provided the shares are registered with the Securities and Exchange Commission for public resale and the then current market price is greater than 110% of the fixed conversion price. The fixed conversion price may be adjusted upward under certain circumstances. Also, the fixed conversion price is subject to standard anti-dilution provisions for stock-splits, stock dividends, reclassifications, and the like, and is subject to downward adjustment for certain issuances at prices below the then fixed conversion price. The accounts receivable credit facility has a three-year term, which automatically renews every three years unless cancelled in writing by the Company or by Laurus under certain conditions. An early termination fee of up to $120,000 will be payable if the facility is terminated prior to August 1, 2006. The facility also provides the Company, under certain conditions, the flexibility to borrow additional amounts up to one million dollars above what is available based upon eligible accounts receivable. Any such additional borrowings will accrue interest at a rate of 0.6% per month, payable monthly.

         In connection with this revolving credit facility, the Company paid Laurus a fee of $140,000 and issued to Laurus a five-year warrant to purchase 180,000 shares of the Company's common stock exercisable at various prices as follows: 115% of the then effective fixed conversion price per share for the purchase of up to 60,000 shares; 125% of the then effective fixed conversion price per share for the purchase of an additional 60,000 shares; and 145% of the then effective fixed conversion price per share for the purchase of an additional 60,000 shares. Based on the initial fixed conversion price of $1.30, the exercise prices would be $1.495 per share for the purchase of up to 60,000 shares; $1.625 per share for the purchase of an additional 60,000 shares; and $1.885 per share for the purchase of an additional 60,000 shares. The fair market value of these warrants estimated using the Black-Scholes option-pricing model was $201,000, which was recorded as a discount. Laurus may also receive additional five-year warrants to purchase up to 400,000 shares of the Company's common stock at an exercise price equal to 125% of the fixed conversion price based upon how much of the outstanding obligation under the credit facility is converted to equity. As of December 31, 2003, none of the additional five-year warrants have been issued. The credit facility is secured by a general security interest in the assets of the Company and its subsidiaries.

         During the three months ended September 30, 2003, the Company borrowed $600,000 under this credit facility and recognized approximately $77,000 of debt discount as a result of the beneficial conversion rate of debt. During the three months ended December 31, 2003, the Company borrowed an additional $300,000 under this facility and recognized a $63,000 of debt discount as a result of the beneficial conversion rate of debt. On December 4, 2003, the outstanding balance of $900,000 under the revolving credit facility was refinanced with the same lender along with $500,000 of additional borrowings and we issued a three-year, 5% secured convertible note ("2003 Note"). Interest rate on the 2003 Note is equal to the greater of the prime rate plus one percent (1.0%) or five percent (5%) and is payable in arrears commencing January 1, 2004 and on the first business day of each consecutive calendar month thereafter. Beginning in April 1, 2004, if not previously paid with shares, the Company is required to make monthly payments of $30,000 plus accrued but unpaid interest to that date. The 2003 Note terminates on December 3, 2006. The fixed conversion price, upon which potential issuances of the Company's common stock to satisfy the obligations of the 2003 Note are based is $1.30. At December 31, 2003, the Company had no borrowings under the revolving credit facility and a balance of $1,244,000, net of fees and beneficial conversion adjustments, under the 2003 Note.

         The Company is required to use the net proceeds from this financing for general corporate purposes only. The Company is also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. At December 31, 2003, the Company was in compliance with this covenant.

         Laurus has contractually agreed to two separate beneficial ownership limitations that restrict conversion of the 2002 Note, the exercise of the warrant issued on December 13, 2002 and the 2003 Note. Laurus has agreed that the convertible notes shall not be converted and the warrant shall not be exercised to the extent that conversion of the convertible notes or exercise of the warrant would result in Laurus, together with its affiliates, beneficially owning in excess of 4.99% of the number of shares of the Company's common stock outstanding at that time. Laurus may terminate this 4.99% limitation by providing us 75 days' advance notice of its intention to do so. This 4.99% limitation does not preclude conversion of the convertible notes or exercise of the warrant over time, so long as Laurus' beneficial ownership of the Company's common stock, together with its affiliates, does not exceed the limitation amount. This 4.99% limitation automatically becomes void upon an event of default under the convertible notes.

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

         During the three months ended December 31, 2003, the Company converted $715,000 of the principal balance of the 2002 Note plus accrued interest into equity by issuing 550,000 shares of common stock to Laurus at the fixed conversion price of $1.30. At December 31, 2003, the balance on the 2002 Note was approximately $753,000, net of unamortized fees and discount.

10.  STOCKHOLDERS' EQUITY

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

         As of December 31, 2003, the Company had paid $172,000 to one of the former owners for the repurchase of 6,000 shares. The repurchase of 6,000 shares from another former owner was settled for a total of $100,000, which was paid in full as of June 30, 2003. Effective August 13, 2003, the Company reached a settlement agreement with the owner of the remaining 13,000 shares. Pursuant to this settlement agreement, the owner retained the 13,000 shares and received an additional 32,004 shares from the Company. Approximately $37,000 reflecting the fair market value of these shares was recorded as an expense during the three months ended September 30, 2003.

         On December 31, 2003, the Company issued three five-year warrants to purchase an aggregate of 485,000 shares of the Company's common stock at exercise prices ranging from $1.00 to $1.40 for past and future strategic consulting and investor relations' services. The warrants were valued at $504,000 using the Black-Scholes option-pricing model. Approximately $410,000 of this expense was for past services and was recognized during the three months ended December 31, 2003. The remaining $94,000 representing a prepayment has been capitalized.

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

         The following represents pro forma information as if the Company recorded compensation cost using the fair value method under SFAS No. 123 (in thousands, except amounts per share):

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              DECEMBER 31,                    DECEMBER 31,
                                                  -----------------------------------------------------------------

                                                                                                          2002
                                                           2003           2002            2003         (RESTATED)
                                                   ----------------------------------------------------------------
        Net loss - as reported                      $      (2,018)  $        (860)  $      (3,188)  $      (8,996)

        Compensation expense per SFAS No. 123       $         119   $         222   $         276  $          655
                                                   ================================================================
        Net loss - pro forma                        $      (2,137)  $      (1,082)  $      (3,464)  $      (9,651)
                                                   ================================================================

        Basic net loss per share -
             as reported                            $       (0.11)  $       (0.05)  $       (0.18)  $       (0.52)
             pro forma                              $       (0.12)  $       (0.06)  $       (0.20)  $       (0.56)
        Diluted net loss per share -
             as reported                            $       (0.11)          (0.05)          (0.18)          (0.52)
             pro forma                              $       (0.12)          (0.06)          (0.20)          (0.56)
        Weighted average fair value of options
             granted                                $        1.44   $        -      $        1.37   $        1.97

                                                          NINE MONTHS ENDED
                                                             DECEMBER 31,

        Black-Scholes option pricing model                 2003           2002
                                                   -------------  -------------
              assumptions:
                  Dividend yield                               -              -
                  Expected volatility                     115.7%         108.3%
                  Risk-free interest rate                  3.51%          3.63%
                  Expected option lives (in years)         6.84           6.84

11. FOREIGN CURRENCY TRANSLATION

         The financial condition and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into United States dollars (the reporting currency) at the exchange rate in effect at the end of the interim period. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective interim periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations and were not material to the three and nine-month periods ended December 31, 2003 and 2002.

12. COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $1,954,000 and $723,000 for the three months ended December 31, 2003 and 2002, respectively, and was $3,048,000 and $8,736,000 for the nine months ended December 31, 2003 and 2002, respectively.

13. NET LOSS PER SHARE

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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands except per share amounts):

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             DECEMBER 31,                  DECEMBER 31,
                                                  -------------------------------------------------------------
                                                                                                      2002
                                                         2003           2002           2003        (RESTATED)
                                                  -------------------------------------------------------------
        Numerator:
        Net loss and numerator for basic and
        diluted loss per share                            (2,018)           (860)        (3,188)        (8,996)
                                                    =============  ==============  =============  =============
        Denominator:
        Denominator for basic net loss per share -
          average number of common shares
          outstanding during the period                   17,701          17,325         17,456         17,305
        Incremental common shares attributable to
          exercise of outstanding options, warrants
          and other common stock equivalents                   -               -              -              -
                                                  -------------------------------------------------------------
        Denominator for diluted net loss per
        share                                             17,701          17,325         17,456         17,305
                                                  =============================================================

        Basic and diluted net loss per share              $(0.11)         $(0.05)        $(0.18)        $(0.52)
                                                  =============================================================

         Options, warrants and other common stock equivalents amounting to 1,540,000 and 1,133,000 potential common shares for the three and nine month periods ended December 31, 2003, respectively, and 426,000 and 621,000 potential common shares for the three and nine month periods ended December 31, 2002, respectively, were excluded from the computation of diluted EPS for the periods presented because the Company reported net losses and, therefore, the effect would be antidilutive. Potential common shares from the possible conversion of the 2002 Note and 2003 Note and possible conversion of the borrowings under the revolving credit facility amounting to 1,520,000 and 1,110,000 were excluded from the computation of diluted loss per share for the three and nine months ended December 31, 2003, respectively, as their effect would have been anti-dilutive.

14. SEGMENT AND GEOGRAPHIC DATA

         The Company applies the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources.

         The Company is an integrated information technology and services company. Through September 30, 2003, the Company operated in three primary business segments: (1) engineering and collaborative software products and services; (2) IT services; and (3) Web-based telecommunications and travel services. During the quarter ended December 31, 2003, the Company's management committed to sell its travel subsidiary. Accordingly, the results of the travel subsidiary's operations are excluded from the Web-based telecommunications services segment and reported as "discontinued operations". Therefore, since October 1, 2003, the Company's three primary business segments have been: (1) engineering and collaborative software products and services; (2) IT services; and (3) Web-based telecommunications services. Prior period presentation has been revised to provide comparable information.

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

         The significant components of worldwide continuing operations by reportable operating segments are:

                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                           DECEMBER 31,              DECEMBER 31,
                                      ----------------------    ---------------------
                                                     2002                     2002
                                        2003      (RESTATED)      2003      (RESTATED)
                                      --------     --------     --------     --------
         NET REVENUE
Engineering and collaborative
  software products and services      $ 2,664      $ 2,439      $ 8,060      $ 6,700
IT services                             1,215        1,436        3,707        4,219
Web-based telecommunications
  services                                258          599          911        2,841
Center                                     --           --           --           --
                                      --------     --------     --------     --------
     Consolidated                     $ 4,137      $ 4,474      $12,678      $13,760
                                      ========     ========     ========     ========

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            DECEMBER 31,               DECEMBER 31,
                                      -----------------------     ----------------------
                                                     2002                        2002
                                        2003       (RESTATED)       2003       (RESTATED)
                                      --------      --------      --------      --------
       GROSS PROFIT
Engineering and collaborative
  software products and services      $ 2,331       $ 2,160       $ 6,987       $ 5,886
IT services                               248           372           779         1,055
Web-based telecommunications
  services                                 65            88           296           209
Center                                     --            --            --            --

                                      --------      --------      --------      --------
     Consolidated                     $ 2,644       $ 2,620       $ 8,062       $ 7,150
                                      ========      ========      ========      ========

    OPERATING (LOSS)/INCOME
Engineering and collaborative
  software products and services      $  (983)      $  (224)      $(1,288)      $(1,547)
IT services                               (44)            9          (140)         (111)
Web-based telecommunications
  services                                (37)         (162)          (56)         (530)
Center                                   (209)         (386)         (705)       (1,085)

                                      --------      --------      --------      --------
     Consolidated                     $(1,273)      $  (763)      $(2,189)      $(3,273)
                                      ========      ========      ========      ========

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                          DECEMBER 31,             DECEMBER 31,
                                    ---------------------     ---------------------
                                      2003         2002         2003         2002
                                    --------     --------     --------     --------
             NET REVENUE
United States                       $ 2,073      $ 2,275      $ 6,624      $ 8,675
The Americas (other than U.S.)          238          279          543          609
Europe                                  931        1,041        2,869        2,150
Asia-Pacific                            895          879        2,642        2,326
                                    --------     --------     --------     --------

         Consolidated               $ 4,137      $ 4,474      $12,678      $13,760
                                    ========     ========     ========     ========

             EXPORT SALES
United States                       $   507      $   693      $ 1,483      $ 1,368
                                    ========     ========     ========     ========

                                            DECEMBER 31,       MARCH 31,
                                                2003              2003
                                          ---------------   ---------------
                                                   (IN THOUSANDS)
                LONG-LIVED ASSETS
                United States             $        4,313    $        5,050
                Europe                               229               324
                Asia-Pacific                       1,088             1,189
                                          ---------------   ---------------

                         Consolidated     $        5,630    $        6,563
                                          ===============   ===============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act)." We intend that the forward-looking statements be subject to the safe harbors created by those sections. The forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

         o our ability to achieve and maintain profitability and obtain additional working capital, if required;
         o        our ability pay down our debt;
         o our ability to successfully implement our business plans, including our business process outsourcing initiative;
         o our ability to attract strategic partners, alliances and advertisers;
         o        our ability to hire and retain qualified personnel;
         o        the risks of uncertainty of trademark protection;
         o risks associated with existing and future governmental regulation to which we are subject; and
         o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

     OVERVIEW

         We operate in three business segments.  They are:

         o Engineering and collaborative software products and services for businesses worldwide;
         o Information technology, or IT, services (including value-added IT services); and
         o Web-based telecommunications services (including long-distance communication services that include call termination services and prepaid phone cards).

         Our net revenues in three months ended December 31, 2003 was $4,137,000, a decrease of 7.5% over the corresponding prior year period, of which IT services revenue declined $221,000 (15.4%), and Web-based telecommunications services declined $341,00 (56.9%). This decline was partially offset by an increase in net revenues of $225,000, or 9.2% in engineering and collaborative software. Although overall net revenues declined, total gross profit increased. Gross profit percentage increased to 63.9% of total net revenue as compared to 58.6% for the same period in the previous year.

         These increases in total gross profit are consistent with our strategy to emphasize and grow our higher gross margin segments.

         We anticipate continued growth in both domestic and international sales of engineering and collaborative software in the quarter ending March 31, 2004 and for the upcoming fiscal year 2005. Historically, our software sales and revenues increase during the second half of the fiscal year. We believe IT Services would see growth in revenues due to the expansion into the business process outsourcing (BPO) market. The BPO initiative will provide high-level engineering and other technical services to address the growing need for cost-effective solutions. Initially, we plan to provide services to address the production of structural steel detailing drawings and the provision of high-level technical support software. We plan to leverage our existing technical support infrastructure, our telephony capabilities and our collaborative software technology to offer these services to a broad array of companies looking to outsource these functions. Although we believe that the BPO service business will bring additional revenues to the IT Services segment, we cannot offer assurance that we will be successful in this new initiative due to competition for such services and relatively few barriers to entry since BPO services are not capital-intensive.

         During the three months ended December 31, 2003, we committed to dispose of our less profitable and non-core businesses and began to actively market our travel services subsidiary to potential buyers. As a result, travel services are no longer included in our operations. This action resulted in a loss from discontinued operations of $462,000 during the three months ended December 31, 2003. We have also severely reduced our focus on the telecommunication services business since we do not believe that the revenues from this segment would improve in the foreseeable future.

         As of December 31, 2003, our indebtedness under our convertible notes totaled approximately $2,300,000, out of a total availability of $4,000,000. During the three months ended December 31, 2003, we converted a portion of the outstanding convertible debt into equity. We anticipate that additional convertible debt will be converted to equity in the coming months.

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

     REVENUE RECOGNITION

         We derive revenues from:

         o        engineering and collaborative software products and services;
         o        IT services; and
         o        Web-based telecommunications services.

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

         We recognize revenues from call termination services at gross sales value, with the applicable cost separately stated in cost of revenues. We recognize revenues from sales of our own phone cards based on usage. We recognize revenues from our resale of third-party phone cards net of returns because no significant obligations remain once the phone cards are delivered. We recognize revenues from products and services sold via Internet portals net of purchase costs when the products and services are delivered and collection is probable.

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

     IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL

         Through March 31, 2002, we applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measured recoverability of an asset to be held and used by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If we considered the asset impaired, we recognized an impairment loss equal to the amount by which the carrying value of the asset exceeded the fair value of the asset. We reported assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell. In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and superseded SFAS No. 121 and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 beginning April 1, 2002. Pursuant to SFAS No. 144, during the three months ended December 31, 2003, we wrote down the net assets of our travel subsidiary that is being held for sale, to its potential recoverable value. As a result, we recorded a loss on discontinued operations of $462,000, including an impairment loss of $316,000.

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

         We consider the following operating segments- engineering and collaborative software products and services, IT services, and Web-based telecommunications services - to be our reporting units for purposes of testing for impairment.

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

         The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill will be incorrect. In addition, future results of operations could be materially impacted by the write-down of the carrying amount of goodwill to its estimated fair value. There were no goodwill impairment write-downs during the three and nine months ended December 31, 2003. As of December 31, 2003, goodwill balance, net of amortization, was $2,941,000.

     NEW ACCOUNTING PRONOUNCEMENTS

         The EITF reached a consensus for EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides accounting guidance for allocation of revenue where delivery or performance of products or services may occur at different points in time or over different periods. We adopted this consensus on July 1, 2003. Under EITF No. 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The adoption of EITF No. 00-21 did not materially impact our consolidated financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is generally effective for our quarter ended September 30, 2003. The adoption of SFAS No. 150 did not materially impact our consolidated financial condition or results of operations.

         In July 2003, the EITF reached a consensus on EITF 03-5, "Applicability of AICPA SOP 97-2 to Non-Software Deliverables." EITF 03-5 provides accounting guidance on whether non-software deliverables (for example, non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2. In general, any non-software deliverables are within the scope of SOP 97-2 if the software deliverable is essential to the functionality of the non-software deliverables. We adopted consensus in October 2003. The adoption of EITF 03-5 did not materially impact our consolidated financial condition or results of operations.

CONSOLIDATED RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 VERSUS THREE AND NINE MONTHS ENDED DECEMBER 31, 2002

CONTINUING OPERATIONS

NET REVENUES

         The following table presents our net revenues by segment (dollars in thousands):

                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                            DECEMBER 31,             DECEMBER 31,
                                      ----------------------    ---------------------
                                        2003         2002         2003        2002
                                      --------     --------     --------     --------
NET REVENUE
Engineering and collaborative
  software products and services      $ 2,664      $ 2,439      $ 8,060      $ 6,700
% of total revenue                     64.4 %       54.5 %       63.6 %       48.7 %

IT services                           $ 1,215      $ 1,436      $ 3,707      $ 4,219
% of total revenue                     29.4 %       32.1 %       29.2 %       30.7 %

Web-based telecommunications
  services                            $   258      $   599      $   911      $ 2,841
 % of total revenue                     6.2 %       13.4 %        7.2 %       20.6 %
                                      --------     --------     --------     --------

 Total Revenue                        $ 4,137      $ 4,474      $12,678      $13,760
                                      ========     ========     ========     ========

         Net revenues for the three and nine months ended December 31, 2003 decreased by $337,000 (7.50%) and $1,082,000 (7.9%), respectively, compared to the three and nine months ended December 31, 2002. Our revenues consisted primarily of revenues from (1) engineering and collaborative software products and services, (2) IT services, and (3) Web-based telecommunications services.

         Net revenues from engineering and collaborative software products and services increased $225,000 (9.2%) and $1,360,000 (20.3%) for the three and nine months ended December 31, 2003, respectively, as compared to the same periods in the prior fiscal year. The increase in net revenues during the three months ended December 31, 2003 was primarily due to an increase of $65,000 in engineering software and support revenues and an increase of $160,000 in collaborative software revenues. The engineering software sales increased due to a sales promotion that was offered where we added an additional module with an upgrade to our STAAD Suite Package. The collaborative software sales increased as compared to the same period in the prior fiscal year primarily due to the completion of a large contract amounting to $120,000. In the prior fiscal year, there were no large contracts that were completed and recognized. The increase in net engineering and collaborative software revenues during the nine months ended December 31, 2003 was due to an increase in net engineering software and support revenues of $1,170,000 and an increase in collaborative software net revenues of $190,000. Engineering software and support net revenues increased due to the completion and recognition of a large service project in the beginning of the current fiscal year amounting to approximately $450,000, additional revenues from the new international regional offices that were established during the prior fiscal year, and certain sales promotions that were offered throughout the fiscal year. Collaborative software sales increased during the nine months ended December 31, 2003 due to the recognition of revenues from completion of a higher number of projects. In the prior fiscal year, our collaborative software sales efforts were primarily by the domestic sales office, whereas in the current fiscal year additional collaborative software projects have been obtained by the combined efforts of both the domestic and international sales offices.

         Historically, our engineering software sales have improved during the second half of each fiscal year. We believe this trend will continue in the current fiscal year. Additionally, we anticipate improvements in engineering software sales as a result of our efforts to engage our domestic and international channel partners. However, we cannot assure you that net revenues from engineering and collaborative software will not decline during the remainder of the fiscal year due to unanticipated factors or events.

         IT services net revenues continued to decline during the three and nine months ended December 31, 2003, compared to the same periods in the prior fiscal year. IT services net revenues decreased $221,000 (15.4%) and $512,000 (12.1%) during the three and nine months ended December 31, 2003, respectively, as compared to the same periods in the prior fiscal year. Net revenues from IT services have decreased due to scaling down one of our IT services offices and due to lowering the prices we charge our customers in order to be able to compete with our competitors and to retain our current customers. In the past several quarters, the IT services industry had been adversely affected by a slow economy, and many of our customers reduced, and continue to reduce, spending on technology consulting and systems integration services. Although the IT services business seems to have recovered somewhat as evidenced by the slowdown in the decline in net revenues during the three and nine months ended December 31, 2003, we do not anticipate significant recovery to occur in the IT services segment as we expect that this period of economic uncertainty may continue to impact our IT services net revenues adversely throughout fiscal 2004. Beginning in November 2003, we have initiated expansion of our IT services into the BPO market leveraging our existing, technical support infrastructure in India, our telecommunications switch in the United States and our collaborative software technology to offer these services to a broad array of companies looking to outsource these functions. Although we anticipate that our BPO services business will bring in additional revenues for the IT services segment and stop or reverse the decline in IT services net revenues, we cannot assure you that we will be successful in this initiative, due to competition for such services and relatively few barriers to entry since BPO services are not capital-intensive.

         Web-based telecommunications services net revenues decreased $341,000 (56.9%) and $1,930,000 (67.9%) for the three and nine months ended December 31, 2003, respectively, as compared to the same periods in the prior fiscal year due to (1) decreases of $210,000 and $1,688,000 in call termination services net revenues during the three and nine months ended December 31, 2003, respectively, and (2) decreases of $81,000 and $238,000, in retail phone card net revenues during the three and nine months ended December 31, 2003, respectively. Due to the recent turmoil in the telecommunications industry, which has increased the uncertainty of the viability of smaller services providers, some of whom are our customers, and due to the higher operating costs and lower gross margins for the call termination services business, we have severely curtailed our sales efforts in this line of business, resulting in lower revenues. The decrease in the retail phone card net revenues was the result of a decline in business and reduction in the prices we charge our customers due to price competition. We do not expect our Web-based telecommunications services net revenues to improve significantly from current levels for the foreseeable future due to the uncertainty in the telecommunications service industry.

         As part of our efforts to focus on our core software products and IT services businesses, during the three months ended December 31, 2003, we committed to a plan to sell our travel services subsidiary. We have begun to actively market the subsidiary to potential buyers and expect to complete the sale within the next twelve months. Pursuant to SFAS No.144, "Accounting for the Impairment or Disposal of Long Lived Assets," the results of operations of the travel services subsidiary are shown in our condensed consolidated statements of operations under "discontinued operations," and are no longer included with our Web-based telecommunications services.

GROSS PROFIT

         The following table presents our gross profit by segment and gross profit as a percentage of each segment's revenue (dollars in thousands):

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                               DECEMBER 31,           DECEMBER 31,
                                          --------------------    --------------------
                                            2003       2002         2003       2002
                                          -------     -------     -------     -------
GROSS PROFIT
    Engineering and collaborative
      software products and services      $2,331      $2,160      $6,987      $5,886
    IT services                              248         372         779       1,055
    Web-based telecommunications
      services                                65          88         296         209

                                          -------     -------     -------     -------
         Consolidated                     $2,644      $2,620      $8,062      $7,150
                                          =======     =======     =======     =======
GROSS PROFIT PERCENTAGE
    Engineering and collaborative
      software products and services      87.5 %      88.6 %      86.7 %      87.9 %
    IT services                           20.4 %      25.9 %      21.0 %      25.0 %
    Web-based telecommunications
      services                            25.2 %      14.7 %      32.5 %       7.4 %

         Gross profit percentage in the engineering and collaborative software products and services segment decreased by 1.1 and 1.2 percentage points during the three and nine months ended December 31, 2003, respectively, compared to the same periods in the prior fiscal year. The decrease in gross profit percentage is due to lower levels of revenue from digital media and animation services during the three and nine months ended December 31, 2003 with no corresponding decrease in the cost of providing such services. In addition, amortization expense charged to cost of sales for the nine months ended December 31, 2003 increased by $34,000 as compared to the same period in the prior fiscal year. Our engineering and collaborative software products and services segment generally produces higher gross margin than our other segments due to the low costs associated with each sale. The cost of revenues for the software sales and support segment includes printing services, direct supplies such as hardware locks, which are security devices that are attached to the central processing unit to prevent unauthorized access to licensed software, salaries for the technical support employees, freight out, and software amortization expense.

         Gross profit percentage in the IT services segment decreased by 5.5 and
4.0 percentage points during the three and nine months ended December 31, 2003, respectively, as compared to the same periods in the prior fiscal year. As a result of the market slowdown for the IT industry, net revenues from this segment have been decreasing significantly over the past several quarters. Although we cut our costs of providing IT services in response to this continuing decline, the net revenues from this segment were not adequate to maintain consistent gross profit percentages. In addition, due to higher competition, we have lowered our billing rates as compared to the same period in the prior year. Historically, gross profit percentage from the IT services segment has been lower than gross profit percentage from the engineering and collaborative software products and services segment due to the higher cost of labor associated with IT services. The cost of revenues for IT services includes the salaries, bonuses, and benefits for the consulting employees. Our IT services consultants generally receive higher salaries than our technical support employees.

         Gross profit percentage in the Web-based telecommunications services segment increased by 10.5 and 25.1 percentage points during the three and nine months ended December 31, 2003, respectively, compared to the same periods in the prior fiscal year. The cost of revenues for Web-based telecommunications services includes the cost of buying minutes from another carrier. Gross profit percentage from Web-based telecommunications services during the three and nine months ended December 31, 2003, increased due to our near elimination of call termination services, which historically had an average gross profit percentage of 7%, and due to our focus on phone card services, which have an average gross profit percentage of 35%. In addition, the gross profit percentage increased due the lower cost of purchased minutes for our phone card services. Although gross profit from Web-based telecommunications services increased during the three and nine months ended December 31, 2003, compared to the same periods of the prior fiscal year, we believe this is not a trend. Pricing pressures in the telecommunications industry may negatively impact the gross profit from our Web-based telecommunications services for the foreseeable future.

OPERATING EXPENSES

         The following table presents our operating expenses and the percentage of total net revenue (dollars in thousands):

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                     DECEMBER 31,              DECEMBER 31,
                              ------------------------    ----------------------
                                2003           2002         2003         2002
                              ---------     ----------    ---------   ----------
OPERATING EXPENSES
Selling, general and
  administrative expenses      $ 3,154       $ 2,541      $ 8,010      $ 7,859
% of total revenue              76.2 %        56.8 %       63.2 %       57.1 %

Research and development       $   529       $   481      $ 1,517      $ 1,492
% of total revenue              12.8 %        10.8 %       12.0 %       10.8 %

Depreciation                   $   234       $   271      $   724      $   811
 % of total revenue              5.7 %         6.0 %        5.7 %        5.9 %

Impairment charge              $    --       $    --      $    --      $    67
 % of total revenue                 --            --           --        0.5 %

Restructuring                  $    --       $    90      $    --      $   194
 % of total revenue                 --         2.0 %           --        1.4 %

Total operating expenses       $ 3,917       $ 3,383      $10,251      $10,423
% of total revenue              94.7 %        75.6 %       80.9 %       75.7 %

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses increased by $613,000 (24.1%) and $151,000 (1.9%) during the three and nine months ended December 31, 2003, respectively, compared to the same periods in the prior fiscal year. The increase in SG&A expenses for the three months ended December 31, 2003 was due primarily to a $230,000 increase for severance payments and expenses relating to options given as part of a severance package, $42,000 increase for outside consulting fees and commissions, a $73,000 increase in other professional fees, a $39,000 increase in sales commissions for the engineering segment due to higher sales, and a $421,000 increase in strategic consulting and investor relations services. The increase in strategic consulting and investor relations services was a non-cash expense related to the issuance of warrants as consideration for services. These increases were offset by a $131,000 reduction in salaries and related expenses due to employee terminations and reassignment of certain employees to R&D due to the nature of work they perform, an $119,000 reduction in legal fees, and a $49,000 reduction in rent. The increase in SG&A expenses for the nine months ended December 31, 2003 was due primarily to a $230,000 increase in severance payments and expenses related to options given as part of a severance package, a $103,000 increase in sales commissions due to increased sales in the engineering and collaborative software segment, a $58,000 increase in amortization of deferred fees, a $68,000 increase in legal fees, a $137,000 increase in other professional fees, and a $465,000 in strategic consulting and investor relations services expense. Approximately $410,000 of the $465,000 increase in strategic and investor relations services expense was a non-cash expense related to the issuance of warrants as consideration for services. These increases were offset by a $464,000 reduction in salaries and related benefits due to employee terminations and reassignment of certain employees to R&D due to the nature of work they perform, a $177,000 reduction in rent, a $63,000 reduction in marketing consulting expenses due to continuing cost control measures, a $76,000 reduction in dealer commission expenses due a decrease in dealer sales, and a $75,000 reduction in user conference expenses related to our annual user conference meeting. We continue to monitor our SG&A expenses but do not make any assurances that we will be able to maintain or further cut SG&A expenses from levels attained in the first nine months of fiscal 2004. In addition, obtaining profitability may be difficult even with reduced expenses because some of the areas of expense cutting, such as sales and marketing and research and development, involve activities that we ordinarily undertake with the expectation that they will contribute to future revenues. Even if near-term profitability can be achieved through cost-cutting, it will not be sustainable if the effect of cost-cutting is to impede future revenue growth.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development ("R&D") expenses consist primarily of software developers' wages. During the three and nine months ended December 31, 2003, R&D expenses increased by $48,000 (10.0%) and $25,000 (1.7%), respectively, compared to the same periods in the prior fiscal year. The increase in R&D is primarily related to the expenses of certain employees who were reassigned to the R&D department in the current period from SG&A due to the nature of the work they currently perform. We believe our R&D expenses will remain at current levels for the foreseeable future.

         DEPRECIATION

         Depreciation expenses (excluding amounts charged to cost of revenues) decreased by $37,000 (13.7%) and $87,000 (10.7%) during the three and nine months ended December 31, 2003, respectively, compared to the same periods in the prior fiscal year due to fully depreciated assets not being replaced at the same rate. In addition, the sale of one of our telecommunications switches contributed a reduction in depreciation expense of approximately $24,000 per quarter. As a result of our continuing efforts to control cost, additions to capital equipment have been minimal. We anticipate that depreciation and amortization expenses will remain at this lower level through the end of fiscal 2004.

         RESTRUCTURING

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

         In March 2001, we closed our Boston technical support office as part of consolidating our technical support activities. Technical support activities previously offered from that office have been consolidated into the California facility. The closing of this office resulted in the termination of two employees. The restructuring charge related to the consolidation of technical support facilities was $166,000, of which $49,000 related to accrued severance payments for the two terminated employees and $117,000 related to contractual lease obligations for the vacated space. We made cash payments totaling $58,000 in fiscal 2002 toward settlement of obligations related to this activity. By consolidating the technical support functions, beginning in April 2001, we reduced employee costs by approximately $221,000 per year and reduced facility costs by approximately $51,000 per year. During fiscal 2003, we made cash payments of $55,000 for severance expenses relating to the termination of one employee and $47,000 for lease payments for the vacated office space. During the first six months of fiscal 2004, we paid the remaining $19,000 for lease payments for the vacated office space. As of December 31, 2003, we had no remaining unpaid obligations related to this activity.

         The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not refilled. Due to the size of our operations, a full-fledged internal legal department was unnecessary. We are able to obtain cost-effective legal services, as and when needed, from our continuing external legal counsel. By eliminating the in-house legal department, we reduced employee costs by approximately $127,000 per year beginning in April 2001. In fiscal 2001, we estimated the restructuring charge related to the elimination of the in-house legal department to be $42,000. Additional charges of $41,000 and $199,000 were recorded in fiscal 2002 and in fiscal 2003, respectively, since the original estimate of severance expenses was insufficient. During fiscal 2002 and fiscal 2003, we paid $52,000 and $50,000, respectively, toward settlement of obligations due to the terminated employee. During the first quarter of fiscal 2004, we paid the remaining settlement obligation of $180,000. As of December 31, 2003, we had no remaining unpaid obligations related to this activity.

         IMPAIRMENT CHARGE

         No impairment charges were recorded during the nine months ended December 31, 2003. During the nine months ended December 31, 2002, we recorded an impairment charge of $67,000 as a result of the write-down of a capitalized software asset to its net realizable value.

         OTHER EXPENSES (INCOME)

         The following table presents our other expense (income) and its percentage of total net revenue (dollars in thousands):

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                   DECEMBER 31,                DECEMBER 31,
                              -----------------------    -----------------------
                               2003           2002        2003          2002
                              -------      ----------    -------      ----------
OTHER EXPENSE (INCOME)

Interest, net                  $ 256         $  66       $ 494         $ 182
% of total revenue             6.2 %         1.5 %       3.9 %         1.3 %

Other (income) expense         $ (26)        $   5       $(108)        $   3
 % of total revenue             (0.6)%       0.1 %        (0.9)%          --

Total other expense            $ 230         $  71       $ 386         $ 185
 % of total revenue            5.6 %         1.6 %       3.0 %         1.3 %

         INTEREST EXPENSE

         Net interest for the three and nine months ended December 31, 2003 increased by $190,000 and $312,000, respectively, compared to the same periods in the prior fiscal year. The increase in net interest expense during the three months ended December 31, 2003 was due to a $198,000 increase in interest due to increase in our debt obligations, offset by a decrease of $8,000 in interest expense related to our capital leases. During the nine months ended December 31, 2003, interest expenses increased due to a $340,000 increase in interest expense related to increase in our debt obligations, offset by a decrease of $28,000 in interest expense related to our capital leases. Interest expense in the upcoming months may decrease due to conversion of a portion of debt outstanding under the 2002 Note into equity but will be offset by increase in interest on borrowings under the 2003 Note. If the conversion of borrowings under the 2002 Note are not made, we anticipate our interest expense to increase in the future.

         OTHER (INCOME) EXPENSE

         Other income for the three and nine months ended December 31, 2003 increased by $29,000 and $111,000, respectively, compared to the same periods in the prior fiscal year due to selling ISP equipment that was previously written off in the prior fiscal year.

          INCOME TAXES

          We recorded an income tax expense of $164,000 during the nine months ended December 31, 2003 compared to an income tax benefit of $255,000 during the same period in the prior fiscal year. Due to our net operating loss position, we reversed tax liabilities recorded in prior periods that were no longer required, which resulted in a tax benefit in the prior fiscal year. Tax expense in the three and nine months ended December 31, 2003 resulted from provisions for foreign taxes.

         CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

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

         DISCONTINUED OPERATIONS

         As a result of our efforts to focus on our core software products and IT services businesses, during the three months ended December 31, 2003, we committed to a plan to sell our travel services subsidiary. We have begun to actively market the subsidiary to potential buyers and expect to complete the sale within the next twelve months. We have presented the results of operations of the travel services subsidiary in our condensed consolidated statement of operations under "discontinued operations," and the assets and liabilities of this subsidiary separately in our condensed consolidated balance sheets. In addition, we have reclassified prior periods presentations to be comparable to the current period presentation. We wrote down the net assets of our travel subsidiary to their fair value less cost to sell. As a result, we recorded a loss on discontinued operations of $462,000, including an impairment loss of $316,000.

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

         Our principal sources of liquidity at December 31, 2003 consisted of $1,667,000 of cash and cash equivalents and a revolving credit facility described below. Cash and cash equivalents decreased by $1,105,000 (39.9%) during the nine months ended December 31, 2003. The primary reason for this decrease was usage of cash in operations. During the nine months ended December 31, 2003, our consolidated average monthly net cash outflow from operations was approximately $166,000, compared to approximately $261,000 per month during the same period in the prior fiscal year.

         Net cash used in operations was $1,490,000 during nine months ended December 31, 2003 compared to $2,345,000 during the same period in the prior fiscal year, a decrease of $855,000. Net loss was the primary reason for cash used in operations in both periods. The decrease in cash used in operations was primarily due to increases in accounts receivable, prepaid expenses, a decrease in deferred revenues and a decrease in income tax receivable. These factors were partially offset by increases in stock based compensation and deposits. Working capital decreased to $1,295,000 at December 31, 2003 from $1,461,000 at December 31, 2002. Current ratio increased to 1.3 at December 31, 2003 from1.2 at December 31, 2002 primarily due to increases in accounts receivable and prepaid expenses and other current assets as well as due to decreases in current portion of long-term debt, current portion of capital lease obligations and accrued restructuring costs.

         Net cash used in investing activities during the nine months ended December 31, 2003 consisted solely of capital expenditures of $78,000 compared to $195,000 of capital expenditures during the nine months ended December 31, 2002. During the nine months ended December 31, 2003, we received $150,000 as proceeds from the sale of one of our telecommunications switches. We expect our capital expenditures to stay at the current level for the next twelve months.

         Cash provided by financing activities during the nine months ended December 31, 2003 primarily resulted from long-term borrowings of $2,101,000 (including $1,150000 related to convertible debt we issued to Laurus on December 4, 2003, as described below) offset by $1,371,000 in long-term debt repayments. In addition, repayments of capital lease obligations amounted to $528,000. Proceeds from long-term borrowings, primarily from Laurus, during the same period in the prior fiscal year were $2,221,000. Additionally, we paid $214,000 in financing fees related to the issuance of long-term debt, $196,000 to repay long-term debt and $314,000 to repay capital lease obligations during the same period in the prior fiscal year.

         We incurred net losses from continuing operations of $2,739,000 and $3,203,000 and used cash in operations of $1,490,000 and $2,345,000 during the nine months ended December 31, 2003 and 2002, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services.

         The following table summarizes our contractual obligations and commercial commitments at December 31, 2003 (in thousands of dollars):

                                         --------------------------------------------------------------------------------
                                                                     PAYMENTS DUE BY PERIOD
                                         --------------------------------------------------------------------------------

                                                               LESS THAN
CONTRACTUAL OBLIGATIONS                        TOTAL             1 YEAR      1-3 YEARS      4-5 YEARS       AFTER 5 YEARS
-----------------------                        -----             ------      ---------      ---------       -------------
Long-Term Debt                             $    2,541              795          1,598            100                 48
Capital Lease Obligations                         511              148            290             73                  -
Operating Leases                                3,550              488            823            652              1,587

                                         ---------------------------------------------------------------------------------
Total Contractual Cash Obligations         $    6,602            1,431          2,711           825               1,635
                                         =================================================================================

                                             TOTAL AMOUNTS      LESS THAN
OTHER COMMERCIAL COMMITMENTS                   COMMITTED          1 YEAR   1-3 YEARS      4-5 YEARS        OVER 5 YEARS
----------------------------                   ---------          ------   ---------      ---------        ------------

Letter of Credit                             $     100              100         -              -                -
                                         ----------------------------------------------------------------------------------
Total Commercial Commitments                 $     100              100         -              -                -
                                         ==================================================================================

         As indicated above, we historically have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. We have not been able to generate sufficient cash from our operating activities in the past, and there is no assurance we will be able to do so in the future. However, we believe that current and future available capital resources, including amounts available under the revolving credit facility from Laurus, will be adequate to fund our operations for the next twelve months, because we are continuing to implement cost containment measures in an effort to reduce net cash outflow both domestically and abroad and are working to increase sales of our software products. The results of these combined efforts have reduced our consolidated monthly net cash outflow from operations to approximately $166,000 per month.

         Our former bank line of credit expired in August 2001, and our $500,000 line of credit from a major stockholder expired March 31, 2003. On December 13, 2002, we issued a $2,000,000, 6% convertible note to Laurus ("2002 Note"). On August 4, 2003, the terms of the 2002 Note were amended as follows: (1) the interest rate on the convertible note was amended from 6% to the greater of 5% or prime rate plus 1%, payable in arrears; (2) the amortization period was extended from 20 months ending on November 13, 2004 to 24 months ending on July 31, 2005; (3) the penalty for repayments of the outstanding balance in cash was removed; and (4) the fixed conversion price, upon which potential issuances of our common stock to satisfy the obligations of the convertible note are based, was reduced from $1.60 to $1.30. We accounted for this transaction as a modification of debt under EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." As a result of the reduction in the conversion price from $1.60 to $1.30, we recorded a beneficial conversion amount of $302,000, estimated using the Black-Scholes option pricing model, as discount to the convertible debt, which is being amortized over the life of the note using the effective interest rate method.

         On July 31, 2003, we also obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus. Borrowings against this credit facility accrued interest, initially, at an annual rate equal to the greater of 5% or prime rate plus 1% per annum, payable monthly in arrears. Since November 2003, interest rate per annum on the borrowings has been adjustable every month based on certain conditions and on the volume weighted average price of our common stock. Obligations owed under this revolving credit facility may be repaid at our option in cash or through the issuance of shares of our common stock at the fixed conversion price of $1.30 per share, subject to volume limitations, provided the shares are registered with the Securities and Exchange Commission for public resale and the then current market price is greater than 110% of the fixed conversion price. The fixed conversion price may be adjusted upward under certain circumstances. Also, the fixed conversion price is subject to standard anti-dilution provisions for stock-splits, stock dividends, reclassifications, and the like, and is subject to downward adjustment for certain issuances at prices below the then fixed conversion price. The accounts receivable credit facility has a three-year term, which automatically renews every three years unless cancelled in writing by us or by Laurus under certain conditions. An early termination fee of up to $120,000 will be payable if the facility is terminated prior to August 1, 2006. The facility also provides us the flexibility to access additional amounts above what is available based upon eligible accounts receivable. Any such additional amounts would accrue interest at a rate of 0.6% per month, payable monthly.

         In connection with this financing, we paid a $140,000 fee to an affiliate of Laurus and issued to Laurus a five-year warrant to purchase 180,000 shares of our common stock, exercisable at various exercise prices as follows:
115% of the then effective fixed conversion price per share for the purchase of up to 60,000 shares; 125% of the then effective fixed conversion price per share for the purchase of an additional 60,000 shares; and 145% of the then effective fixed conversion price per share for the purchase of an additional 60,000 shares. Based on the initial fixed conversion price of $1.30, the exercise prices would be $1.495 per share for the purchase of up to 60,000 shares; $1.625 per share for the purchase of an additional 60,000 shares; and $1.885 per share for the purchase of an additional 60,000 shares. The fair market value of these warrants estimated using the Black-Scholes option pricing model was $201,000, which was recorded as a discount. Laurus may also receive additional five-year warrants to purchase up to 400,000 shares of our common stock at an exercise price equal to 125% of the fixed conversion price based upon how much of the outstanding obligation under the credit facility is converted to equity. As of December 31, 2003, none of the additional five-year warrants have been issued. The credit facility is secured by a general security interest in the assets of netGuru and its subsidiaries.

         During the three months ended September 30, 2003, we borrowed $600,000 under this credit facility and recognized approximately $77,000 of debt discount as a result of the beneficial conversion rate of the debt. During the three months ended December 31, 2003, we borrowed an additional $300,000 under this facility and recognized approximately an additional $63,000 of debt discount as a result of the beneficial conversion rate of the debt. On December 4, 2003, the outstanding balance of $900,000 was canceled under the revolving credit facility and was refinanced with the same lender along with $500,000 of additional borrowings and we issued a three-year, 5% secured convertible note that we issued to Laurus Master Fund for $1,400,000 ("2003 Note"). Interest rate on the 2003 Note is equal to the greater of the prime rate plus one percent (1.0%) or five percent (5%) and is payable in arrears commencing January 1, 2004 and on the first business day of each consecutive calendar month thereafter. Beginning in April 1, 2004, if not previously paid with shares, we are required to make monthly payments of $30,000 plus accrued but unpaid interest to that date. The 2003 Note terminates on December 3, 2006. The fixed conversion price, upon which potential issuances of our common stock to satisfy the obligations of the 2003 Note are based is $1.30. At December 31, 2003, we had no borrowings under the revolving credit facility and a balance of $1,244,000, net of fees and beneficial conversion adjustments, under the 2003 Note. In connection with this note, we paid Laurus $15,500 in fees.

         We are required to use the net proceeds from this financing for general corporate purposes only. We are also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. We were in compliance with such covenant as of December 31, 2003.

         The balances outstanding on the 2002 Note and 2003 Note will reduce the amount available under the revolving credit facility. At December 31, 2003, we had no borrowings under the credit facility and principal balances of $975,000 and $1,400,000 under the 2002 Note and 2003 Note, respectively. At December 31, 2003, we had $1,625,000 available under the revolving credit facility.

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

         We believe that our current cash and cash equivalents balances, along with the availability under the revolving credit facility mentioned above, will be sufficient to meet our working capital needs at currently anticipated levels for the next twelve months. We have, and will continue to implement cost containment measures, to maintain adequate capital reserves. However, if we are unable to execute our operational plan for the next twelve months, we may be required to raise additional funds through public or private equity or debt financing. We cannot be certain that additional financing will be available, if needed, or, if available, will be on terms favorable to us. In addition, any future financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock likely will include financial and other covenants that may restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock.

         We may borrow additional amounts under the revolving credit facility from time to time, which would increase the principal balance that could potentially be converted into shares of our common stock in the future. As a result, if the entire principal balances of the Laurus Notes and/or any additional amounts we may borrow under the revolving credit facility were converted at their initial fixed conversion prices, substantial dilution of the voting power of our stockholders' investments and of our earnings per share would occur.

         As of October 1, 2003, we discontinued the operations of our travel services subsidiary. We do not believe that discontinuing the operations of our travel subsidiary will materially affect our liquidity.

ITEM 3.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended December 31, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         On July 31, 2003, we obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus.The amount available under this revolving credit facility will be reduced by any balance outstanding on the convertible note that we issued to Laurus in December 2002, as amended ("2002 Note"). As of December 3, 2003, we had borrowed $900,000 under this credit facility. In December 2003, we issued a three-year 5% secured convertible note ("2003 Note") to Laurus for $1,400,000. The obligation then outstanding under the credit facility was refinanced into the 2003 Note. The total proceeds, net of fees and expenses, from the 2003 Note were $1,384,500, which includes the $900,000 that was outstanding under the revolving credit facility. The 2003 Note, which will be amortized over a 36-month period, may be repaid, at our option, in cash or through the issuance of shares of our common stock. We will have the option to pay the monthly amortized amount of the note in shares at the fixed price of $1.30 per share if the shares are registered with the Securities and Exchange Commission for public resale and the then current market price of our common stock is at least $1.43. The note includes a right of conversion in favor of Laurus. If Laurus exercises its conversion right at any time or from time to time at or prior to the maturity of the note, then the note will be convertible into shares of our common stock at a fixed conversion price of $1.30, subject to adjustments for stock splits, combinations and dividends and for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the note purchase agreement). We are required to use the net proceeds from this financing for general corporate purposes only. We are also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined in accordance with accounting principles generally accepted in the United States. At December 31, 2003, we were in compliance with this covenant.

         During the quarter ended December 31, 2003, we converted $715,000 of outstanding indebtedness and accrued interest under the 2002 Note into common stock. We issued to Laurus 550,000 shares at the fixed conversion price of $1.30 per share.

         On December 31, 2003, we issued three five-year warrants to purchase an aggregate of 485,000 shares of our common stock at exercise prices ranging from $1.00 to $1.40 for past and future strategic consulting and investor relations services. The warrants were valued at $504,000 using the Black-Scholes option-pricing model. We recorded $410,000 in expense related to these issuances related to past services and capitalized $94,000 as they represent payment for future services.

         On December 31, 2003, we also issued an option to purchase 200,000 shares of our common stock to a former employee at an exercise price of $1.07 per share. Approximately 33,333 shares or one-sixth of the 200,000 shares vest every month commencing January 1, 2004 through June 1, 2004. The options will expire on June 30, 2009, if not exercised previously. We recorded an expense of $175,000 in the three months ended December 31, 2003, equivalent to the value of the options determined using the Black-Scholes option pricing model.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. Appropriate investment representations were obtained, and the securities were issued with restricted stock legends.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Our annual meeting of stockholders was held on November 13, 2003.

         (b) We solicited proxies for the re-election of Amrit K. Das, Jyoti Chatterjee, Benedict A. Eazzetta, D. Dean McCormick III, and Stanley W. Corbett as directors, all of whom were then serving as directors.

         (c)(i) PROPOSAL ONE: Election of six directors by the holders of issued and outstanding shares of our common stock:

                                               For         Abstain       Against

                  Amrit K. Das              15,036,966        0          17,200
                  Jyoti Chatterjee          15,036,966        0          17,200
                  Benedict A. Eazzetta      15,046,966        0           7,200
                  D. Dean McCormick III     15,046,966        0           7,200
                  Stanley W. Corbett        15,046,966        0           7,200

         Jyoti Chatterjee subsequently resigned from the board of directors, and Santanu K. Das was appointed to fill the vacancy.

         (c)(ii)  PROPOSAL TWO: Ratification and approval of 2003 Stock Option
                  Plan

                  For:                     4,920,857
                  Against:                   125,501
                  Abstain:                   148,455

         (c)(iii) PROPOSAL THREE: Ratification of the appointment of KPMG LLP as our independent accountants for the fiscal year beginning April 1, 2003:

                  For:                   15,032,622
                  Against:                   13,300
                  Abstain:                    8,244

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

                  10.1 Security Agreement dated December 4, 2003 by and between netGuru, Inc. and Laurus Master Fund, Ltd.
                           (1)

                  10.2 Secured Convertible Note dated December 4, 2003 made by netGuru, Inc. in favor of Laurus Master Fund, Ltd.
                           (1)

                  10.3 Registration Rights Agreement dated December 4, 2003 by and between netGuru, Inc. and Laurus Master Fund, Ltd. (1)

                  10.4     netGuru, Inc. 2003 Stock Option Plan (2)

                  10.5 Separation and Release Agreement dated December 24, 2003 by and between netGuru, Inc, and Jyoti Chatterjee (1)

                  31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------
(1) Filed as an exhibit to our Form S-3 f that was filed with the Securities and Exchange Commission on January 6, 2004 (File No. 333-112181) and incorporated herein by reference.
(2) Incorporated by reference from Registrant's Definitive Proxy statement, filed with the Securities and Exchange Commission on October 14, 2003 (File No. 0-28560).

         (b)      Reports on Form 8-K

                     On October 15, 2003, we filed a Form 8-K for October 8, 2003 that contained Item 5-Other Events and Item 7-Financial Statements, Pro Forma Financial Information and Exhibits. Both items related to the transfer of our common stock listing to The Nasdaq SmallCap Market.

                     On November 14, 2003, we filed a Form 8-K for November 12, 2003 that contained Item 5-Other Events and Item 7-Financial Statements, Pro Forma Financial Information and Exhibits. The Form 8-K contained a press release announcing the results of the stockholder vote from our 2003 annual meeting of stockholders held on November 13, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 17, 2004

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