Form 10KSB
period 2004-03-31
NETGURU INC
filed 2004-06-29
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

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

              Securities registered under Section 12(b) of the Act:
     Title of each class                  Name of exchange on which registered
             NONE                                         NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $17,698,000.

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common equity on June 7, 2004 was $18,032,501. The registrant has no outstanding non-voting common equity.

The number of shares outstanding of the registrant's only class of common stock, $0.01 par value was 18,812,154 on June 7, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE

Item 1.   Description of Business............................................. 3

Item 2.   Description of Property.............................................12

Item 3.   Legal Proceedings...................................................13

Item 4.   Submission of Matters to a Vote of Security Holders.................13

                                     PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small
          Business Issuer Purchases of Equity Securities......................14

Item 6.   Management's Discussion and Analysis or Plan of Operation...........15

Item 7.   Financial Statements................................................37

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................37

Item 8A.  Controls and Procedures.............................................38

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant..................39

Item 10.  Executive Compensation..............................................42

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.....................................45

Item 12.  Certain Relationships and Related Transactions......................49

Item 13.  Exhibits, List and Reports on Form 8-K..............................51

Item 14.  Principal Accountant Fees and Services..............................55

Index To Consolidated Financial Statements...................................F-1

Signatures....................................................................56

Index To Exhibits Filed With This Form 10-KSB.................................57

                                  NETGURU, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

         We were incorporated in 1981 under the name Research Engineers, Inc., and changed our name to netGuru, Inc. in 2000. We are a Delaware corporation. Our primary business offerings are:

         o Structural and civil engineering and collaborative software products and services for businesses worldwide;

         o Embedded information technology, or IT, services (including engineering business process outsourcing or EBPO); and

         o Web-based telecommunications services (including long-distance communication services that include call termination services and prepaid phone cards).

PRODUCTS AND SERVICES

     ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Over the past 23 years, we have continuously improved our core competency and established a strong brand for our engineering software within the architectural/engineering/construction, or A/E/C, markets worldwide. Our engineering software is primarily used for the specific calculations required for the design of civil and structural engineering projects. We have established our leadership position in the engineering software industry by being the first-to-market for personal computer-, or PC-, based engineering software and by being the first mover to penetrate foreign markets. Currently, 46 of the 50 largest engineering design firms in the world use our engineering software. We have 19,000 customers, with over 47,000 installations and approximately 160,000 users in 85 countries.

         Our stand-alone and network-based engineering software products provide fully integrated, easy-to-use design automation and analysis solutions for use by engineering analysis and design professionals worldwide. We have developed a comprehensive line of structural, mechanical, civil and process/piping engineering software products, including our STAAD.Pro(R) family of products, STAAD.ETC, STAAD.FOUNDATION, ADLPipe and STARDYNE. Our products assist engineers in performing mission-critical functions, including analysis and design of industrial, commercial, transportation and utility structures, pipelines, machinery, automotive and aerospace products. Projects that have been analyzed and designed using STAAD include the chunnel (connecting England and France), the MCI Stadium in Washington D.C., the Philadelphia Airport tower and thousands of other buildings and structures.

         All of our engineering software products use our proprietary Windows-based graphics engine that provides a modern graphics environment for model development, visualization/verification and drawing generation. These products are also designed for use with third-party computer aided design, or CAD, drafting systems, including Tekla, AutoCAD and MicroStation. Our structural and civil engineering products provide eight international language options and twelve local design codes required by our worldwide markets.

         We address the various facets of the engineering design chain from the software that engineers use to design infrastructure to managing all the documents related to a specific design project. We partner with other software vendors offering complementary solutions within the structural engineering community to offer a complete solution to our customers.

         In April 2000, we acquired Allegria Software, Inc., a developer of Web-based document management and collaborative tools for engineers and manufacturers, and we added Allegria Software's eReview and ForReview collaborative products to our offerings. Our collaborative software innovations are changing the way engineers conduct their day-to-day business. Once installed at a host location, our eReview collaborative software enables a host and other participants to engage in real-time Web-based conferencing and document sharing anywhere and anytime in over 150 widely used document formats. eReview allows our customers to bridge physical distances in their global business environments by enabling decision makers to communicate without costly and time consuming travel to geographically dispersed locations. Complementing eReview, our WebWorks software provides comprehensive project-based document and team management functions. Our collaborative products can be implemented as stand-alone enterprise solutions or as an integrated system working in concert with our other products. Due to our engineering experience, our collaborative software is ideally suited for multi-faceted A/E/C projects. However, our collaborative software also has direct application for many other industries. We have also developed workflow management solutions by embedding our collaborative software in the software of our major original equipment manufacturer, or OEM, partners, such as FileNet Corporation, who then market the combined solution to their customers.

         We generate revenues from software licensing fees and annual support fees established at the time of the initial contract. Suggested list prices range from approximately $850 to $7,000 for most of our engineering software products. Suggested list prices range up to $1,000 per license for eReview and related products. Most of our customers who purchase eReview buy a site license to cover the entire company's requirements. These site licenses vary in price from $100,000 to $750,000. Since we have established a solid engineering customer base through our analytical design software, we believe we possess the necessary credibility to offer our collaborative solutions across our customer's enterprise.

     IT SERVICES

         We are an IT total solutions provider, or TSP. Our IT services division has provided contracted IT services and software solutions to a wide variety of vertical industry markets (that is, a particular industry or group of enterprises to whom similar goods and services can be sold), with an emphasis on engineering, aerospace, e-commerce, semiconductors, finance, education, insurance, manufacturing, distribution, retail, government, pharmaceuticals and healthcare. As a TSP, we provide our business-to-business clients with services that involve integration of multiple existing third party software. We also offer value-added IT services by incorporating and customizing our proprietary collaborative software technology and/or our engineering software into enterprise solutions designed to accomplish our clients' current objectives and grow with our clients' enterprises. We specialize in providing IT services that involve mission critical applications that deliver round-the-clock performance.

         We offer our IT services through our service office located in Boston, Massachusetts. We provide IT services both on a project basis and through on-site consulting. When we provide IT services on a project basis, we assume full project management responsibility. Typically, projects are of a fixed duration and are charged at a fixed price. When we provide on-site consulting services, we bill our clients on a time and materials basis.

         Our IT services operations include EBPO, where we offer full engineering technical support to other non-competing engineering software companies, as well as to steel detailing and fabrication companies in North America a qualified labor pool of experienced engineers and detailers at our wholly-owned subsidiary in India to expedite the production of erection drawings necessary to construct a structure. This allows our customers to extend their organizational capabilities and capacity and in turn provides a faster turnaround to their customers while controlling their costs. The production of erection drawings is the ultimate phase in the engineering design chain whereas the analytical products we offer (such as STAAD.Pro) are more upstream tasks.

         We provide IT services to customers in the United Kingdom, France and Germany in addition to customers in North America. We strive to contain costs while remaining competitive by utilizing our production centers in India to support our IT services business.

     WEB-BASED TELECOMMUNICATIONS SERVICES

         Our Web-based telecommunications services comprise long-distance communication services that include call termination services and prepaid phone cards targeted toward certain niche markets.

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

         Our managed communications network is designed to be a premium communications and data network built with carrier-grade communications switches and equipment linked by a combination of the Internet, international leased lines and satellite access. We monitor and control our communications network round-the-clock to deliver high quality voice communications. In the U.S., our communications gateway and switch is located in a leased communications facility in Los Angeles, California.

         We sell prepaid phone cards through our automated proprietary Website. The phone cards are available for both domestic and international long-distance calls.

         Most phone cards are paid for by credit card. Long distance call termination services are paid for by wire transfer or check within one or two weeks after we provide the service.

         Although our communications network has generated and, we believe, will continue to generate revenues from external customers, it will also serve to facilitate our EBPO services in coming years. Our communications network and an international private leased circuit will provide a point-to-point link, with the appropriate bandwidth, between our engineers in India, our offices in the U.S. and our customers in North America.

CUSTOMERS

     ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         We currently license our software products to more than 19,000 companies accounting for over 47,000 software installations. Based on our customer surveys, we estimate that there are approximately 160,000 users at these installations worldwide. Our engineering software customers include:

              Jacobs Engineering             British Telecom
              Exxon Corporation              URS/Griner
              General Dynamics               Jet Propulsion Laboratories
              NASA                           US Army Corps of Engineers

              Siemens AG                     Toyo Engineering
              Lockwood Greene                Washington Group International
              Parsons Brinckerhoff           Mitsubishi

         We have implemented our eReview solution for large enterprise customers in the manufacturing and A/E/C markets. Our eReview customers include:

              Agilent Technologies           Astley-Gilbert
              Case New Holland               Constructware
              Ebuild, Canada                 Tejari-FZ, LLC.
              United Defense                 LG Engineering & Construction Corp.
              Integrated Technical Software  MatrixOne
              Fuji-Xerox                     Paxonix
              Service Point                  Bibbs and Associates

     IT SERVICES

         During the fiscal year ended March 31, 2004, we provided IT consulting services to over 40 corporate customers in the U.S., including Course Technology, Inc., Applibiz, Inc., Deutsche Bank, and Sun Microsystems. Net revenues from Course Technology, Inc. represented more than 15.5% of our net revenues from IT services.

     WEB-BASED TELECOMMUNICATIONS SERVICES

         We provide our long-distance call termination services to companies that offer similar services. We offer our prepaid phone card products to consumers for retail consumption.

SALES AND MARKETING

     ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         We market and sell our engineering analysis and design software products domestically and internationally through our network of branch offices, subsidiaries and independent sales representatives in the U.S., United Kingdom, Germany, Japan, France, Scandinavia, Australia, China, Singapore, India, Indonesia, Korea, Thailand, Malaysia, South Africa, Mexico, Russia, the Middle East and Latin America. We also market and sell our engineering software products online through our engineering portal, WEB4ENGINEERS.COM. We use print advertising, trade show participation and direct mail campaigns to generate sales leads. In response to product inquiries generated through these activities, and through our engineering portal, we create elaborate evaluation/demonstration software packages, complete with full user manuals and working programs. Our telesales professionals and international distributors close the sales.

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

         Our strategy of partnering with OEM engineering software companies in other vertical niches also generates a recurring revenue channel. Because of changes in local and national building codes due to recent earthquakes or terrorist activities, many of our customers are upgrading to the latest version of our product, which reflects these changes.

         We market our eReview collaborative software both domestically and internationally using direct marketing through our network office branches, subsidiaries and reseller channels. We use print advertising, telemarketing, e-mail and direct mail campaigns as our primary lead generation activities for eReview. We intend to work more closely with OEM partners in the document management space in the coming years.

     IT SERVICES

          We market our IT services offerings primarily through industry-focused print advertisements, direct mailings to targeted prospects and online on our Internet portals. We market and sell our IT services on a direct basis and through customer referrals.

     WEB-BASED TELECOMMUNICATIONS SERVICES

         Our marketing efforts relating to Web-based telecommunications services have been significantly reduced. Our marketing resources are now being focused on our other divisions. We continue to maintain our current customer base, and we service direct referrals from our existing customers.

CUSTOMER SERVICE AND SUPPORT

     ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Purchasers of our engineering software products typically receive 15 days of warranty and a multimedia training CD-ROM. Following the 15-day period, customers may elect to purchase ongoing support either on a one-year contract basis or on an as-used fee basis. We also provide "gold level" support where our engineering software customers who need a higher level of mission critical technical support are given priority service. To provide quality technical support worldwide, we employ engineers and software specialists and maintain product support centers in North America, Europe, the Asia/Pacific region and India. In addition, through our Website, we provide e-mail technical support to users of these products.

         We provide full technical support to our collaborative software clients by phone, fax, e-mail, remote diagnostics and desktop application sharing making use of our own technology. Each support contract is customized to meet the individual client's needs.

     IT SERVICES

         Our IT services are primarily project-based and time and materials-based technology consulting services that do not generally involve on-going customer service and support. Our IT services group can provide, on a project-basis, on-going high quality support as contracted by the customer on a 24x7basis to meet the customer's information management needs from our facility in Boston, Massachusetts.

     WEB-BASED TELECOMMUNICATIONS SERVICES

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

RESEARCH AND DEVELOPMENT

         Our current research and development efforts are focused on collaborative technologies and enhancements to our current engineering software product offerings. Our research and development efforts with respect to our collaborative technologies have been focused on:

         o    enhancing response times in application performance;
         o incorporating and adding the viewing of new two-dimensional and three-dimensional file formats (including CAD formats);
         o building open architecture and interfaces for easy migration and integration of legacy systems;
         o customizing and integrating our product into large systems integrator applications for OEM opportunities;
         o    addressing the needs of new and diverse international markets; and
         o localizing the product by translating our application into regional languages.

We continue to enhance our engineering software with our revolutionary "OpenSTAAD" architecture where we use an open application programming interface that allows for tight integration with complementary third-party applications, customized look and feel for graphical user interface, and other functionalities.

         We offer a broad range of products and services designed to keep pace with the latest technological advances and address the increasingly sophisticated needs of our customers in all of our targeted markets. We continually focus on expanding our existing engineering and collaborative software product and service offerings with acquired, upgraded and new products and services, and actively seek opportunities to expand these product and service offerings through acquisitions and strategic alliances.

         Our research and development group includes specialists in engineering and collaborative software, IT services, Internet and telecommunications. We have established research and development facilities in the U.S., India and the United Kingdom. Our offshore research and development facilities in India are used to develop content and technologies for our Internet portal, to provide IT services resources for our projects in the U.S., and to develop and maintain local engineering software design codes. These projects require significant man-hours. Due to the availability of skilled technical resources in India at a fraction of the cost for comparable personnel in the U.S., these projects can be completed in a cost-effective manner. We believe our offshore technical resources provide a significant competitive advantage.

         To ensure our products meet the requirements of our users and that our software development, validation and maintenance processes meet applicable regulatory guidelines on software development, we have established an extensive quality assurance and quality control process. Our engineering software adheres to the Nuclear Regulatory Commission's stringent quality guidelines expressed in the Code of Federal Regulations at 10 CFR 50, "Domestic Licensing of Production and Utilization Facilities" and 10 CFR 21, "Reporting of Defects and Noncompliance."

         Research and development expenses were approximately $2,069,000 and $2,092,000 during the fiscal years ended March 31, 2004 and 2003, respectively. The costs of these activities are not borne directly by our customers.

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

     ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         The engineering software industry is intensely competitive and rapidly changing. A number of companies offer products that target the same markets as our products. In addition, our products occasionally compete with analysis tools that are developed internally by engineering firms. We believe that we have significant competitive advantages in the industry based on our:

         o    high caliber development effort;
         o demonstrated understanding of the needs of the engineering design industry;
         o    ability to attract and retain customers;
         o capability to develop, acquire and implement emerging technologies;
         o    ability to provide technical support; and
         o demonstrated capability to provide attractive price points for our products.

         There can be no assurance, however, that our competitors will not develop products that are superior or achieve greater market acceptance compared to ours or that we will be able to compete successfully in these markets. Our competitors to our engineering software products and services include Computers and Structures, Inc., RISA Technologies, RAM International, GT Strudl, and CSC Computers and Structures Corporation, to name a few. Over the past twelve years, industry research has placed us among the top providers of general-purpose structural engineering analysis and design software. We believe we are among the leaders in this marketplace due to our technical innovations, such as the use of open architecture (enabling an engineer to seamlessly integrate our software with other applications such as AutoCAD, MicroStation and Excel) and the vast amount of international design codes we support. We are among the top revenue generators in this marketplace. We are also a leader in terms of worldwide market penetration since we believe we were the first to incorporate international design codes into our software.

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

     IT SERVICES

         Our competitors in the IT consulting services industry include IT services companies such as Cognizant Technology Solutions and Scient Corporation, other technology companies and in-house management information services departments. We believe that the use of our proprietary collaborative software to add value to our IT services may provide us a competitive advantage over some of our competition. We believe we are among the smaller providers of IT services in terms of revenue and size of operations.

     WEB-BASED TELECOMMUNICATIONS SERVICES

         In our long-distance calling card telephony and our call termination services businesses, we face competition primarily from international long-distance telecommunications carriers and other wholesale carriers, such as Startec Global Communication and Fusion Technologies.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         Our intellectual property rights are an important aspect of our business. We rely primarily on a combination of contract, copyright, trademark and trade secret laws, domain registration, license and confidentiality agreements and software security measures to protect our proprietary technology. We require all of our employees and other parties with access to our confidential information to execute agreements prohibiting the unauthorized use or disclosure of our technology. In addition, we periodically review our proprietary technology for patentability, although we currently do not have any patents. Despite these precautions and even though we have experienced only one misappropriation of our technology over our 23-year history, we believe that existing laws provide limited protection for our technology and that it may be possible for a third party to misappropriate our technology or to independently develop similar technology.

         Our protective measures may be even less effective in the emerging Internet law field. Internet law is a relatively new and developing area of the law, and online contracting, privacy and liability issues, among others, are still being resolved. This lack of certainty is further exacerbated in India, where the use of the Internet is less evolved than in the U.S. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where we distribute our products, particularly in foreign countries where the laws generally offer no protection or less protection than the laws of the U.S.

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

         We distribute our engineering software products under "shrink-wrap" software license agreements, which grant end-users non-exclusive licenses to use (rather than ownership of) our products and which contain various provisions intended to protect our ownership and confidentiality of the underlying technology. Shrink-wrap licenses, which are not signed by the end-user, may be unenforceable in certain jurisdictions. In addition to shrink wrap licenses, our software is distributed with a third party "hardware lock," which is a security device that is attached to the central processing unit to prevent unauthorized access to licensed software. Our trademarks include NETGURU.COM(R), ForReview(R), STAAD.etc.(R), ADLPIPE(R), STAAD(R), STAAD/Pro(R)and CIVILMASTER(R), among others. We may not be able to secure adequate protection for our trademarks in the U.S. and in the other countries in which we do business.

GOVERNMENT REGULATION

     REGULATION OF ENGINEERING SOFTWARE SERVICES

         Regulations promulgated by the Nuclear Regulatory Commission, or NRC, pursuant to the Atomic Energy Act of 1954, as amended (68 Stat. 919), and Title II of the Energy Reorganization Act of 1974 (88 Stat. 1242) govern the engineering software services we provide to all persons/entities who provide components, equipment, materials, or other goods or services to any one who is involved in providing services to nuclear production and utilization facilities. A utilization facility is any nuclear reactor other than one designed or used primarily for the formation of plutonium or U-233. Our engineering software division is also governed by the federal regulations that require us to immediately notify the NRC of any failure of our products to comply with the Atomic Energy Act of 1954, as amended, relating to substantial safety hazards.

     REGULATION OF THE INTERNET

         The U.S. Congress has passed or is considering passing legislation regulating certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, digital signatures and liability for third-party activities. The European Union also has enacted several directives relating to the Internet, including directives that address the use of personal data, e-commerce activities, security, commercial piracy, consumer protection and taxation of e-commerce transactions. Various states in the U.S. have adopted and/or are considering adopting Internet-related legislation and regulations, including legislation regarding taxation of Internet-based transactions, user privacy, digital signatures and liability for third-party activities. Governmental authorities in the U.S. and abroad are considering other legislative and regulatory proposals to further regulate the Internet. Areas of potential regulation include taxation, user privacy, libel, pricing, quality of products and services and intellectual property ownership. We cannot predict what new laws will be enacted, or how courts will interpret existing and new laws. Therefore, we are uncertain as to how new laws or the application of existing laws will affect our business. In addition, our business may be indirectly affected by legislation that affects the ability of our customers to engage in e-commerce activities or otherwise discourages customers from engaging in e-commerce activities. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could, among other things, decrease the demand for our products and services and increase our cost of doing business.

     REGULATION OF COMMUNICATIONS SERVICES

         The Communications Act of 1934 and Federal Communications Commission, or FCC, regulations govern the international long-distance telecommunications services that we provide over circuit-switched networks. The FCC distinguishes providers of long-distance services as either "dominant" or "non-dominant." We are classified by the FCC as a non-dominant carrier and are regulated as such. The FCC generally does not exercise direct oversight over non-dominant carriers, although it has the statutory power to do so. While the FCC does not regulate the specific rates that we charge for our international long-distance services, non-dominant carriers are required to offer such services under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory. The FCC has jurisdiction to act upon complaints filed by third parties or brought on the FCC's own motion against any common carrier, including non-dominant carriers, for failure to comply with statutory obligations.

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

OTHER BUSINESS ACTIVITIES DURING THE PAST THREE YEARS

         During the past three years, our service offerings also included travel services. As a result of our efforts to focus on our core software products and IT services businesses, in the third quarter of fiscal 2004, we committed to a plan to sell our travel services subsidiary. We actively marketed the subsidiary to potential buyers during fiscal 2004 and consummated its sale subsequent to the year-ended March 31, 2004.

EMPLOYEES

         As of March 31, 2004, we had 260 employees, including 98 in product development and related support services, 54 in IT consulting, 41 in sales and marketing and 67 in finance and administration. Of the 260 employees, 259 employees were full time employees and 1 was a part time employee. As of that date, 100 of our employees were located in the U.S. and 160 were located in international locations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended March 31, 2004, no matters were submitted to a vote of our common stockholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         Our common stock trades on The Nasdaq SmallCap Market under the ticker symbol "NGRU." As of June 4, 2004, there were approximately 123 holders of record of our common stock. Within the holders of record of our common stock are brokerage firms that in turn, hold shares of stock for beneficial owners.

         On October 9, 2003, we transferred our listing to The Nasdaq SmallCap Market from The Nasdaq National Market because, as of March 31, 2003, our stockholders' equity had declined below the $10 million minimum requirement for continued listing on The Nasdaq National Market. The Nasdaq SmallCap Market requires us to maintain $2.5 million in stockholders' equity or to satisfy alternative criteria.

         We have not paid any dividends to holders of our common stock. The declaration and payment of dividends are at the sole discretion of the board of directors and will depend upon our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. Our revolving credit facility with Laurus Master Fund, Ltd ("Laurus") prohibits us from paying any dividends on our common stock without Laurus' permission.

         The high and low closing sale prices of a share of our common stock, as reported by The Nasdaq SmallCap or National Markets, respectively, for each quarter of fiscal 2004 and 2003, are as follows:

                                                   Fiscal 2004             Fiscal 2003
                                               -------------------     -------------------
                                                 High       Low           High      Low
                                               --------- ---------     --------- ---------
       1st  Quarter (April 1 - June 30)           $1.90     $1.16         $7.49     $1.92
       2nd Quarter (July 1 - September 30)         1.76      1.14          3.65      1.90
       3rd Quarter (October 1 - December 31)       2.10      1.07          2.19      1.25
       4th Quarter (January 1 - March 31)          1.66      1.14          1.75      0.80

         On January 20, 2004, we issued to our external legal counsel, Rutan & Tucker, LLP and Richardson & Patel, LLP, 50,000 and 20,000 shares of our common stock, respectively, for legal services. We also issued 10,000 shares of our common stock to a former director for past services. The total value of these shares was $129,000, of which approximately $85,000 was a retainer for future legal services.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act)". We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

         o our ability to achieve and maintain profitability and obtain additional working capital, if required;
         o    our ability re-pay our debt and service our interest costs;
         o our ability to successfully implement our business plans, including our engineering business process outsourcing initiative;
         o our ability to attract and retain strategic partners and alliances;
         o    our ability to hire and retain qualified personnel;
         o    the risks of uncertainty of trademark protection;
         o risks associated with existing and future governmental regulation to which we are subject; and
         o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

OVERVIEW

         We incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are a Delaware corporation. Our primary business offerings are:

         o Structural and civil engineering and collaborative software products and services for businesses worldwide;
         o Information technology, or IT, services (including engineering business process outsourcing or EBPO); and
         o Web-based telecommunications services (long-distance communication services that include prepaid phone cards and call termination services).

         We have provided computer-aided engineering software solutions to our customers for over 23 years. For the past 21 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the U.S., which further expanded our IT resources and capabilities. Our telecommunications services were started as part of our Internet portal services offerings. They will also facilitate our EBPO initiative. A more expansive discussion of our business and services is contained in the "Business" section of this report.

         In fiscal 2004, we began the process of streamlining our business offerings to focus more on our higher-margin, core structural and civil engineering software products and services, where we also have an established presence worldwide as well as to focus on our proprietary collaborative software products and IT services. Our goal is to address the various facets of the engineering design chain from the software that the engineers use to design infrastructure to managing all the documents related to a specific design project. We partnered with other software vendors offering complementary solutions within the structural engineering community, including the bridge and industrial/plant building markets, to offer a complete solution to our customers. We combined STAAD.Pro with Tekla's market-leading 3D modeler and created the new building-based product, Tekla Structures. We combined STAAD.Pro with LARSA to offer a full bridge management solution and began to sell and market it on a worldwide basis. These strategic alliances enable us to tap into the vertical disciplines of the structural engineering community that were not accessible to us in the past. To take advantage of the opportunities for infrastructure projects in Latin America and Pacific Rim countries, we deepened our presence in these international markets by establishing regional offices in Mexico and Thailand, respectively. We have introduced more local design codes for our structural software to address the stringent building requirements adopted by these governments to protect infrastructure against earthquakes and terrorist attacks. We also introduced the Spanish language version of STAAD.Pro in Mexico. Since customer training is essential to our growth strategy, we introduced the STAAD Certified Trainer and STAAD Certified Engineer programs and established 15 new training centers across the U.S. to facilitate year-round training sessions closer to where our customers are. We also developed training digital video discs in English, Spanish, German and French for our international markets.

         In our collaborative software business, we expanded our potential market for collaborative document viewing and markup solution by partnering with FileNet Corporation's ValueNet program. We are partnering with FileNet to develop a workflow management solution specifically for the architectural, engineering and construction industries. Following a similar OEM model, FileNet plans to utilize its own sales team to market and sell the combined solution, including our eReview product, beginning in the summer of 2004. We also intend to focus on similar second tier document management partners in the Middle East, Southeast Asia, China and Australia. As we did in our successful implementation of customized collaborative solutions for Tejari-FZ, LLC, and Ayala Corporation, the largest providers of online engineering management services in Dubai and Philippines, respectively, we plan to continue embedding our collaborative tools within other similar solutions. By taking advantage of the strong relationships we have built with our 19,000 engineering clients worldwide, we believe we have a good foundation on which to introduce software addressing the upstream facets of the design chain.

         Our IT services net revenues had declined from a high of $18,000,000 in fiscal 2001 to $5,000,000 in fiscal 2004 due to the market decline for such services. As a result of the steep decline in the IT services net revenues, we scaled back our domestic IT services operations in 2004. In the third quarter of fiscal 2004, we expanded our IT services operations to include EBPO services leveraging our technical expertise, the telecommunication infrastructure and established infrastructure in India. Our model focuses on our core engineering competencies rather than financial services or general call centers. Through our EBPO services we offer full engineering technical support to non-competing engineering software companies as well as work with steel detailing and fabrication companies in the U.S. to outsource their labor-intensive work to our wholly-owned subsidiary in India. Our goal is not to replace U.S. steel detailing companies but to augment their current workforce so they can take on more jobs and provide a faster turnaround with higher margins. Whereas STAAD and our other engineering products concentrate on the numerical analysis and design of buildings and other infrastructure, the steel detailed drawings are produced for the erectors to physically assemble the structure at hand.

         In fiscal 2004, our Web-based telecommunications services business focused on the retail phone card business and reduced its focus on the less-profitable call termination services. In fiscal 2004, our telecommunications infrastructure facilitated our 24x7 technical support call center for our engineering and collaborative software products. We expect this infrastructure to facilitate our EBPO services as well in the coming years.

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

         At the time of sale of our pre-packaged engineering software products, we provide a 15-day right of return on the purchase of the product during which time the customer may return the product to us subject to a $50 restocking fee on each returned item. Customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from the maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

         We recognize revenues from software we customize to fit a customer's requirements based on satisfactory completion of pre-determined milestones (evidenced by written acceptance from the customer) and delivery of the product to the customer, provided no significant obligations remain and collection of the resulting receivable is probable.

         In 1997, the Accounting Standards Executive Committee ("AcSec") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue and requires that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. We determine the fair value of each element in multi-element transactions based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately.

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

         We recognize revenues from our IT services primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as we perform IT services. Certain IT services contracts are fixed price contracts where we measure progress toward completion by mutually agreed upon pre-determined milestones and recognize revenue upon reaching those milestones. Our fixed price IT contracts typically are for a short duration of one to three months. We did not have any uncompleted fixed price IT contracts at March 31, 2004.

         We recognize revenues from call termination services at gross sales value, with the applicable cost separately stated in cost of revenues. We recognize revenues from our own phone cards based on usage. We recognize revenues from our resale of third-party phone cards net of returns because no significant obligations remain once the phone cards are delivered. We recognize revenues from other products and services sold via Internet portals, where we are an agent, net of purchase costs when the products and services are delivered and collection is probable.

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

         IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." Pursuant to SFAS No. 144, in fiscal 2004 we wrote down the net assets of our travel subsidiary that was held for sale, to its potential recoverable value. As a result, we recorded a loss on discontinued operations of $439,000 in fiscal 2004, including a loss of $291,000 due to the write-down.

         We apply the provisions of SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," to software development costs. At each balance sheet date, we compare the unamortized software development cost of each product to the net realizable value of the product. We write off to cost of revenues the amount by which the unamortized software development cost exceeds the net realizable value of the product.

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

         Our annual test for impairment is performed as of March 31 every year. The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill will be incorrect. In addition, future results of operations could be materially impacted by the write-down of the carrying amount of goodwill to its estimated fair value. There was no impairment of goodwill during the fiscal year ended March 31, 2004. As of March 31, 2004, our goodwill balance was $2,941,000.

CONSOLIDATED RESULTS OF OPERATIONS

CONTINUING OPERATIONS

NET REVENUES

         The following table presents our net revenues by operating segment (dollars in thousands):

                                                 YEAR ENDED MARCH 31,
                                                 --------------------
                                                   2004        2003
                                                 --------    --------
NET REVENUES
    Engineering and collaborative
       software products and services            $11,550     $ 9,529
    % of total revenue                              65.3%       52.1%

    IT services                                    4,994       5,586
    % of total revenue                              28.2%       30.5%

    Web-based telecommunications
       services                                    1,154       3,173
    % of total revenue                               6.5%       17.4%
                                                 --------    --------

    Total net revenues                           $17,698     $18,288
                                                 ========    ========

         Net revenues decreased by $590,000 (3.2%) to $17,698,000 in fiscal 2004 from $18,288,000 in fiscal 2003. Our total net revenues primarily consisted of revenues from (1) engineering and collaborative software products and services,
(2) IT services, and (3) Web-based telecommunications services.

         Engineering and collaborative software products and services net revenues increased by $2,021,000 (21.2%) to $11,550,000 in fiscal 2004 from $9,529,000 in fiscal 2003. The increase was primarily the result of:

         o An increase in engineering software products and services net revenues to $10,544,000 in fiscal 2004 from $9,000,000 in fiscal 2003. Engineering software products and services net revenues increased due to the completion and recognition of a large service project in the beginning of fiscal 2004 amounting to approximately $450,000. The increase was also due to increased sales from international regional offices set up in fiscal 2003, and increased promotional efforts in Europe and North America, as well as successful new channels established in the bridge and building industries with partners such as Tekla and LARSA.

         o An increase in collaborative software net revenues to $1,006,000 in fiscal 2004 from $529,000 in fiscal 2003. The increase in collaborative software revenues was due to the completion of three large collaborative software contracts amounting to $495,000, whereas in fiscal 2003, we did not complete any large collaborative software contracts. The majority of our collaborative software revenue is generated from service-oriented projects where the revenue is recognized only upon completion of the entire project.

         IT services net revenues decreased by $592,000 (10.6%) to $4,994,000 in fiscal 2004 from $5,586,000 in fiscal 2003. IT services net revenues decreased as a percentage of total net revenues to 28.2% in fiscal 2004 from 30.5% in fiscal 2003. Net revenues from domestic IT services have decreased due to scaling down one of our IT services offices and due to lowering the prices we charge our customers in order to be able to compete with our competitors and to retain our current customers. In the past several quarters, the IT services industry had been adversely affected by a slow economy, and many of our customers reduced, and continue to reduce, spending on technology consulting and systems integration services. The decline in domestic IT services net revenues was offset somewhat by the increase in IT services revenues in Europe and India. The rate of decline of our domestic IT services business seems to have slowed somewhat. In November 2003, we initiated an expansion of our IT services into the EBPO market, leveraging our existing technical support infrastructure in India, our telecommunications switch in the U.S. and our collaborative software technology to offer these services to a broad array of companies looking to outsource these functions. Although we anticipate that our EBPO services business will bring in additional revenues for the IT services segment, we cannot assure you that we will be successful in this endeavor, due to competition among providers of such services and relatively few barriers to entry since EBPO services are not capital-intensive.

         Web-based telecommunications services net revenues decreased as a percentage of total net revenues to 6.5% in fiscal 2004 from 17.4% in fiscal 2003. In dollar terms, Web-based telecommunications services net revenues decreased by $2,019,000 (63.6%) to $1,154,000 in fiscal 2004 from $3,173,000 in fiscal 2003. This decrease was primarily the result of the following:

         o Our shift in focus away from call termination services due to their low gross margins, which resulted in a decrease in net revenues of approximately $1,675,000; and

         o A decrease of $286,000 in retail phone card net revenues in fiscal 2004 compared to those net revenues in fiscal 2003 due to competition and pricing pressures.

         Although the intense competition in the telecommunications industry and the resulting pricing pressures should preclude improvement of net revenues from current levels for the indefinite future, we intend to maintain the telecommunications infrastructure to facilitate our EBPO initiatives and our 24X7 technical support call centers.

     GROSS PROFIT AND GROSS MARGIN

         The following table presents our gross profit by segment and gross profit as a percentage of each segment's revenue, or gross margin (dollars in thousands):
                                                           YEAR ENDED MARCH 31,
                                                          ----------------------
                                                            2004          2003
                                                          --------      --------
GROSS PROFIT
    Engineering and collaborative
      software products and services                      $10,539        $8,636
    IT services                                             1,044         1,374
    Web-based telecommunications
      services                                                429           369
                                                          --------      --------

     Total gross profit                                   $12,012       $10,379
                                                          ========      ========

GROSS MARGIN
    Engineering and collaborative
      software products and services                         91.2%         90.6%
    IT services                                              20.9%         24.6%
    Web-based telecommunications
      services                                               37.2%         11.6%

         Historically, the gross margin from the engineering and collaborative software products and services segment has been higher than the gross margin from the IT services segment because service revenues have a higher cost of labor associated with them, consisting largely of the cost of the consultants performing the services. The gross margin in the engineering and collaborative software products and services segment increased slightly to 91.2% in fiscal 2004 from 90.6% in fiscal 2003. Our engineering and collaborative software products and services segment generally produces a higher gross margin than our other segments due to the relatively lower costs associated with each incremental sale. The cost of revenues for the engineering and collaborative software products and services segment includes amortization of capitalized software development, printing services, direct supplies such as hardware locks and recording media, salaries for the technical support employees, freight out and cost of training revenues. The increase in the gross margin in the engineering and collaborative software products and services segment is primarily the result of a relatively greater increase in fiscal 2004 net revenues from fiscal 2003 levels, compared with a relatively smaller increase in the cost of these revenues due to increased cost of training revenues. Some of the components of the cost of revenues, such as amortization of capitalized software development and salaries, do not vary significantly with changes in revenues.

         In fiscal 2004, IT services gross margin decreased to 20.9% from 24.6% in fiscal 2003 primarily due to a decline in IT services business. The IT services gross margin also was impacted by the nature of services provided by our international IT offices, which bill clients for equipment (which carry a lower gross margin) procured as part of the IT consulting services. In dollar terms, IT services gross profit decreased by $330,000 (24.0%) to $1,044,000 in fiscal 2004 from $1,374,000 in fiscal 2003 primarily due to the continued market slowdown for the IT industry. The cost of revenues for IT services includes the salaries, bonuses and benefits for all of the consulting employees, including consultants who are "idle" and not billable to a particular customer or project. Our IT services consultants generally receive higher salaries than our technical support employees, and we have employed more consultants than technical support staff, both of which contributed to the lower gross margin as compared to the engineering and collaborative software products and services segment. Additionally, the cost of equipment procured for customers of the international offices are also included in the IT cost of revenues.

         Gross profit from the Web-based telecommunications services segment increased to $429,000 or 37.2% in fiscal 2004 compared to $369,000 or 11.6% in fiscal 2003 due to better pricing on phone minutes purchased. The cost of revenues for our Web-based telecommunications services includes the cost of buying minutes from another carrier. Although gross profit from our Web-based telecommunications services increased in fiscal 2004 from the levels in fiscal 2003, we anticipate the competition and pricing pressures will continue to hold down net revenues and therefore our Web-based telecommunications services net revenues will not improve from current levels for the indefinite future.

         In order to improve overall gross profit and gross margin, we are refocusing our sales efforts toward our segment with the highest gross profit, namely, our engineering and collaborative software products and services segment, by working to develop strategic relationships, to increase our volume of telephone sales, and to re-engage with our international distributors. In our IT services business, we have introduced the EBPO initiatives and will continue to monitor the costs in an effort to improve gross profit and will continue to closely monitor our costs related to the Web-based telecommunications services businesses.

OPERATING EXPENSES

         The following table presents our operating expenses and the percentage of total net revenue (dollars in thousands):

                                                         YEAR ENDED MARCH 31,
                                                        ----------------------
                                                          2004          2003
                                                        --------      --------
OPERATING EXPENSES
    Selling, general and administrative
      expenses                                          $11,162       $11,353
    % of total revenue                                     63.1%         62.1%

    Research and development expenses                     2,069         2,092
    % of total revenue                                     11.7%         11.4%

    Depreciation                                            956         1,088
    % of total revenue                                      5.4%          5.9%

    Impairment charge                                        --           259
    % of total revenue                                       --           1.4%

    Restructuring                                            --           194
    % of total revenue                                       --           1.1%
                                                        --------      --------

    Total operating expenses                            $14,187       $14,986
    % of total revenue                                     80.2%         81.9%

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $191,000 (1.7%) to $11,162,000 in fiscal 2004 from $11,353,000 in fiscal 2003 primarily due to the following as a result of our continued efforts to control costs:

         o salaries and related expenses decreased $529,000 due to employee terminations;
         o rent expense decreased $211,000 since we no longer needed the facility that housed one of our telecommunications switches that we sold as part of our efforts to reduce our focus on the lower-growth telecommunications business and increase our focus on higher-growth, higher-margin businesses; and
         o consulting and professional fees decreased $183,000 due to our efforts to control costs.

         The decrease in SG&A expenses resulting from the above was offset by:

         o a $556,000 expense for strategic consulting and investor relations services; and
         o    a $232,000 expense related to employee termination.

         SG&A expenses in fiscal 2004 included $713,000 in non-cash expenses related to warrants issued for strategic consulting and investor relations services and a stock option granted to an employee as part of a severance package.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses consist primarily of software developers' wages. In fiscal 2004, R&D expenses decreased slightly by $23,000 (1.1%) to $2,069,000 from $2,092,000 in fiscal 2003. As a percentage of engineering and collaborative software net revenues, to which they mostly relate, R&D expenses decreased to 17.9% in fiscal 2004 from 22.0% in fiscal 2003.

         DEPRECIATION. In fiscal 2004, depreciation decreased by $132,000 (12.1%) to $956,000 from $1,088,000. The decrease in depreciation in fiscal 2004 was primarily due to the absence of depreciation expense for the telecommunications switch that we sold in fiscal 2004. No depreciation expense for this asset was recorded in fiscal 2004, since it was being held for sale from the beginning of the fiscal year to its sale date (see "Impairment charge" below).

         IMPAIRMENT CHARGE. No impairment charge for continuing operations was recorded in fiscal 2004. In fiscal 2003, we recorded an impairment charge of $259,000, which consisted of $67,000 to write off a capitalized software project and $192,000 to write down a telecommunications switch to its estimated resale value.

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

         While the majority of the restructuring charge was recorded in fiscal 2001, additional charges of $41,000 and $199,000 were recorded in fiscal 2002 and fiscal 2003, respectively, since the original estimate of severance expenses was insufficient. As of March 31, 2004, we did not have any unpaid obligations related to this restructuring program.

         SEGMENT PROFITABILITY. Operating loss in the engineering and collaborative software products and services segment decreased by $1,202,000 (55.2%) to $976,000 in fiscal 2004 from $2,178,000 in fiscal 2003. Operating loss in fiscal 2004 included no restructuring or impairment charges. Operating loss in the engineering and collaborative software products and services segment in fiscal 2003 included $29,000 in restructuring charges and $67,000 in impairment charges related to the write-off of capitalized software development costs for software that was developed by a third party. In the IT services segment, the operating loss decreased by $30,000 (19.2%) to $126,000 in fiscal 2004 from $156,000 in fiscal 2003. Operating loss in the Web-based telecommunications services segment decreased by $845,000 (95.5%) to $40,000 in fiscal 2004 from $885,000 in fiscal 2003. Operating loss in the Web-based telecommunications segment in fiscal 2003 included $192,000 related to an impairment write-down of a telecommunications switch. Operating expenses related to the corporate center in fiscal 2004 declined $355,000 (25.6%) to $1,033,000 from $1,388,000 in fiscal 2003 primarily due to $200,000 in restructuring expenses as well as due to reductions in salary-related expenses.

OTHER EXPENSE (INCOME)

         The following table presents our other (income) and its percentage of total net revenue (dollars in thousands):
                                                         YEAR ENDED MARCH 31,
                                                       -------------------------
                                                         2004             2003
                                                       --------         --------
OTHER EXPENSE (INCOME)
    Interest, net                                      $  610           $  267
    % of total revenue                                    3.4%             1.5%

    Other (income) expense                             $ (129)          $  (38)
    % of total revenue                                   (0.7)%           (0.2)%

    Total other expense                                $  481           $  229
    % of total revenue                                    2.7%             1.3%

         INTEREST EXPENSE. Net interest expense increased $343,000 (128.5%) in fiscal 2004 to $610,000 from $267,000 during fiscal 2003. The increase in net interest expense is primarily due to an increase in the convertible debt balance during fiscal 2004 compared to fiscal 2003. The interest expense due to convertible debt increased $377,000 (1,047.2%) in fiscal 2004 to $413,000 from $36,000 in fiscal 2003. We expect interest expense to be approximately at the same level in fiscal 2005 as in fiscal 2004. Net interest expense on long-term debt in a foreign subsidiary decreased $8,000 (8.0%) to $92,000 in fiscal 2004 from $100,000 in fiscal 2003. The increase in interest expense was offset by a slight increase in interest income and a decrease in interest expense for capitalized leases in fiscal 2004. Interest expense on capitalized leases in fiscal 2004 declined $36,000 to $103,000 from $139,000 in fiscal 2003.

         OTHER (EXPENSE) INCOME. Other income increased by $91,000 to $129,000 in fiscal 2004 from $38,000 in fiscal 2003 primarily due to the sale of obsolete ISP equipment that was written off in the prior fiscal year.

         INCOME TAXES. For fiscal 2004, we recorded an income tax expense of $15,000 relating to certain state and foreign taxes compared to an income tax benefit of $204,000 in fiscal 2003. The tax benefit in fiscal 2003 resulted from changes in estimates of certain tax liabilities that were no longer deemed necessary.

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

DISCONTINUED OPERATIONS

         As a result of our efforts to focus on our core software products and IT services businesses, in the third quarter of fiscal 2004, we committed to a plan to sell our travel services subsidiary. We actively marketed the subsidiary to potential buyers during fiscal 2004 and consummated its sale subsequent to the fiscal year-end. We have presented the results of operations of the travel services subsidiary in our consolidated statements of operations under "discontinued operations," and the assets and liabilities of this subsidiary separately in our consolidated balance sheets. We wrote down the net assets of our travel subsidiary to their fair value less cost to sell. As a result, in fiscal 2004, we recorded a loss on discontinued operations of $439,000, including a loss of $291,000 due to the write-down. This subsidiary was sold subsequent to fiscal year-end at its approximate fair value.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Currently, we finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances, issuance of convertible notes and borrowings under the revolving credit facility. We have used debt and equity financing when appropriate and practicable, such as by issuing to Laurus, a $2,000,000 convertible note in December 2002 ("2002 Note") and a $1,400,000 convertible note in December 2003 ("2003 Note"). Our principal sources of liquidity at March 31, 2004 consisted of $1,746,000 of cash and cash equivalents. Cash and cash equivalents decreased by $1,126,000 (40.6%) during fiscal 2004. The primary reasons for this decline were cash used in operations, capital expenditures, repayment of long-term debt, financing fees and payments toward capital lease obligations, which were offset by the issuance of the 2003 Note.

         Net cash used in operations was $1,204,000 in fiscal 2004 compared to $1,872,000 in fiscal 2003. Net loss was the primary reason for the decrease in cash used in operating activities during fiscal 2004. The following contributed to cash usage in fiscal 2004:

         o    A $568,000 increase in accounts receivable;
         o    A $270,000 decrease in deferred revenues;
         o    A $199,000 decrease in accrued restructuring costs;
         o    A $161,000 increase in prepaid expenses and other current assets;
              and
         o    A $131,000 decrease in accounts payable.

The above were offset by a $610,000 decrease in deposits due to payment of legal settlements and a $202,000 increase in accrued expenses.

         Net loss was also the primary reason for the decrease in cash used in operating activities during fiscal 2003. The following contributed to cash usage in fiscal 2003:

         o A $184,000 increase in deposits, primarily due to a $605,000 deposit for legal settlements;
         o    A $162,000 decrease in accounts payable;
         o    A $152,000 decrease in accrued restructuring costs; and
         o    A $118,000 decrease in income taxes payable.

         The above were offset by a $382,000 decrease in accounts receivable due to lower level of billings on credit; a $305,000 decrease in income tax receivable due to receipt of an income tax refund; a $288,000 increase in deferred revenues due to the deferral of a large project that was not completed prior to the year-end; a $216,000 decrease in prepaid expenses and other current assets: and a $183,000 decrease in notes and related party loans receivable.

         Net cash used in investing activities in fiscal 2004 consisted of the purchase of a short-term investment of $100,000 and capital expenditures of $94,000, offset by $150,000 in proceeds from the sale of the telecommunications switch. Net cash used in investing activities in fiscal 2003 consisted solely of $222,000 in capital expenditures.

         Financing activities provided $11,000 and $1,433,000, in fiscal 2004 and fiscal 2003, respectively. Cash provided by financing activities during fiscal 2004 primarily resulted from the issuance of the 2003 Note and additional borrowings by one of our international subsidiaries. We paid back $519,000 to Laurus, and the international subsidiary paid back $1,293,000 in bank debt. We also paid $175,000 in financing fees to Laurus in fiscal 2004. Cash provided by financing activities in 2003 primarily resulted from the issuance of the 2002 Note. The proceeds from the 2002 Note, net of financing fees of $214,000, were $1,786,000. In fiscal 2003, we used $647,000 to repay bank debt and capital lease obligations.

         During fiscal 2004, we converted $845,000 of the principal balance of the 2002 Note into equity by issuing 650,000 shares of common stock to Laurus at the fixed conversion price of $1.30.

         We incurred net losses of $3,110,000 and $10,529,000 and used cash in operations of $1,204,000 and $1,872,000 in fiscal years 2004 and 2003, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services.

         Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. We have not been able to generate sufficient cash from our operating activities in the past, and there is no assurance we will be able to do so in the future. However, we believe that current and future available capital resources will be adequate to fund our operations for the next twelve months, because we are continuing to implement cost containment measures in an effort to reduce net cash outflow both domestically and abroad and are working to increase sales of our software products. The results of these combined efforts have reduced our consolidated monthly net cash outflow from operations to approximately $100,000 per month.

         We believe we will be able to generate cash from operations or through existing or additional sources of debt and equity financing. If adequate funds from operating or financing activities are not available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, our inability to obtain any needed financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could hinder our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

         The following table summarizes our contractual obligations and commercial commitments at March 31, 2004 (in thousands of dollars):

                                                 ----------------------------------------------------------------
                                                                        PAYMENTS DUE BY PERIOD
                                                 ----------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                          TOTAL    LESS THAN 1   1-3 YEARS    4-5 YEARS      AFTER 5 YEARS
-----------------------                          -------  -----------   ---------    ---------      -------------
                                                             YEAR
                                                             ----
Long-Term Debt                                    2,728      1,235         1,363          88               42
Capital Lease Obligations                           477        109           233         135               --
Operating Leases                                  3,978        521           901         740            1,816
                                                 ----------------------------------------------------------------
Total Contractual Cash Obligations                7,183      1,865         2,497         963            1,858
                                                 ================================================================

         On July 31, 2003, we received a $4,000,000 revolving credit facility from Laurus. The availability of funds under this credit facility is limited by the amount of the unpaid balances on the 2002 Note and the 2003 Note (collectively, the "Laurus Notes"). At March 31, 2004, we had a total availability of $1,870,000 under the revolving credit facility.

         We are required to use the net proceeds from this financing for general corporate purposes only. We are also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. At March 31, 2004, we were in compliance with this covenant.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

REVENUE RECOGNITION

         The Emerging Issues Task Force, or EITF, reached a consensus for EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides accounting guidance for allocation of revenue where delivery or performance of products or services may occur at different points in time or over different periods. We adopted this consensus on July 1, 2003. Under EITF No. 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The adoption of EITF No. 00-21 did not materially impact our consolidated financial condition or results of operations.

         In July 2003, the EITF reached a consensus on EITF 03-5, "Applicability of AICPA SOP 97-2 to Non-Software Deliverables." EITF 03-5 provides accounting guidance on whether non-software deliverables (for example, non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2. In general, any non-software deliverables are within the scope of SOP 97-2 if the software deliverable is essential to the functionality of the non-software deliverables. We adopted the consensus in October 2003. The adoption of EITF 03-5 did not materially impact our consolidated financial condition or results of operations.

FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not materially impact our consolidated financial condition or results of operations.

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

         We incurred net losses of $3,110,000 and $10,529,000 in fiscal 2004 and fiscal 2003 respectively. We used cash in operations totaling $1,204,000 and $1,872,000 for the fiscal years 2004 and 2003, respectively. During the past year, our operating expenses have stayed relatively flat. However, in order to achieve profitability, we must increase our revenues while continuing to control our expenses. We are continuing to implement cost containment measures in an effort to reduce our cash consumption from operations both domestically and abroad, and we are working to increase sales of our software products. The results of these combined efforts reduced our average monthly net cash used in operations from $156,000 per month in fiscal 2003 to approximately $100,000 per month in fiscal 2004.

         We intend to continue these combined efforts and are tailoring our cost containment measures with the goal of having each of our operating units or costs centers generate positive cash flow. If adequate funds from operating activities are not available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain portions of our technologies or potential products or other assets. Furthermore, because some of the areas of expense cutting, such as sales and marketing and research and development, involve activities that we ordinarily undertake with the expectation that they will contribute to future revenues, obtaining and maintaining profitability may be difficult, even with reduced expenses. Even if near-term profitability can be achieved through cost cutting, it will not be sustainable if the effect of cost cutting is to impede future revenue growth.

         IF WE ARE UNABLE TO RAISE CAPITAL IN THE FUTURE, WE MAY BE UNABLE TO FUND OPERATING CASH SHORTFALLS.

         Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of our research and development efforts, and the status of competitive products and services. As of March 31, 2004 and 2003, we had working capital of $1,530,000 and $1,077,000, respectively, and an accumulated deficit of $30,444,000 and $27,334,000, respectively. As of those dates, we had $1,746,000 and $2,772,000, respectively, of cash and cash equivalents and $3,352,000 and $2,654,000, respectively, of accounts receivable, net of allowance for doubtful accounts.

         We believe that current and future available capital resources will be adequate to fund our operations for the next twelve months. However, historically we have not been able to generate sufficient cash from our operating activities and have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. At March 31, 2004, we had used $2,130,000 out of a total of $4,000,000 in available credit from Laurus leaving a credit availability of $1,870,000. To the extent we are in need of any additional financing, it may not be available to us on acceptable terms, or at all. Our inability to obtain any needed financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also hinder our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

         Any financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock likely will include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock.

         THE VOTING POWER OF YOUR INVESTMENT AND OUR EARNINGS PER SHARE WOULD BE SUBSTANTIALLY DILUTED IF ALL OR A SIGNIFICANT PORTION OF THE LAURUS NOTES WAS CONVERTED INTO SHARES OF OUR COMMON STOCK AT THE INITIAL CONVERSION PRICES.

         Through March 31, 2004, we converted $845,000 of convertible debt under the 2002 Note and issued 650,000 shares of our common stock. As of March 31, 2004, the outstanding principal balances of $730,000 and $1,400,000 under the 2002 Note and 2003 Note, respectively, were convertible by Laurus into up to 561,538 shares and 1,076,923 shares of our common stock, respectively, at the initial fixed conversion price of $1.30 per share. At March 31, 2004, 18,087,154 shares of our common stock were issued and outstanding. If the 1,638,461 aggregate number of shares of common stock underlying the Laurus Notes had been issued and outstanding as of that date, disregarding conversion limitations described in the agreements, then Laurus would have beneficially owned approximately 8.3% of the 19,725,616 shares of common stock that would have been outstanding on March 31, 2004. We may borrow additional amounts under the revolving credit facility from time to time, which would increase the principal balance that could potentially be converted into shares of our common stock in the future. As a result, if the entire principal balance of the Laurus Notes and/or any additional amounts we may borrow under the revolving credit facility were converted at their initial fixed conversion prices, substantial dilution of the voting power of your investment and of our earnings per share would occur.

         THE MARKET PRICE OF OUR COMMON STOCK AND THE VALUE OF YOUR INVESTMENT COULD SUBSTANTIALLY DECLINE IF THE REMAINING BALANCE OF THE 2002 NOTE AND ALL OR A SIGNIFICANT PORTION OF THE 2003 NOTE WERE CONVERTED INTO SHARES OF OUR COMMON STOCK AND RESOLD INTO THE MARKET, OR IF A PERCEPTION EXISTS THAT A SUBSTANTIAL NUMBER OF SHARES WILL BE ISSUED UPON CONVERSION OF THE LAURUS NOTES AND THEN RESOLD INTO THE MARKET.

         If the conversion prices at which the balances of the Laurus Notes are converted are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. In addition, sales of a substantial number of shares of common stock issued upon conversion of the Laurus Notes, or even the perception that such sales could occur, could adversely affect the market price of our common stock, which would mean that the Laurus Notes would be convertible into an increased number of shares of our common stock in cases where, as described elsewhere in these risk factors, the conversion price is based upon a discount from the closing price of our common stock. You could, therefore, experience a substantial decline in the value of your investment as a result of both the actual and potential conversion of the remaining balance on the Laurus Notes.

         THE VOTING POWER AND VALUE OF YOUR INVESTMENT COULD DECLINE IF THE LAURUS NOTES ARE CONVERTED AT A REDUCED PRICE DUE TO OUR ISSUANCE OF LOWER-PRICED SHARES.

         The $1.30 initial fixed conversion price of the Laurus Notes will be subject to downward weighted-average anti-dilution adjustments in most cases where we issue securities at a purchase, exercise or conversion price that is less than the then-applicable fixed conversion price of the note. For example, if the fixed conversion price were $1.30 per share and we were to issue 1,000,000 shares of common stock at a price of $1.00 per share in a transaction that is not excluded from the anti-dilution provisions, then the fixed conversion price would be reduced to $1.28 per share, and approximately 25,601 additional shares of common stock would become issuable upon conversion of the principal amount of the Laurus Notes. Consequently, the voting power and value of your investment would decline if conversions occurred at the new lower fixed conversion price.

         THE MARKET PRICE OF OUR COMMON STOCK COULD SUBSTANTIALLY DECLINE AND THE VOTING POWER AND VALUE OF YOUR INVESTMENT COULD BE SUBJECT TO UNLIMITED ADDITIONAL DILUTION IF THE LAURUS NOTES WERE CONVERTED ON ONE OR MORE OCCASIONS AT AN ALTERNATE CONVERSION PRICE THAT APPLIES IF WE ISSUE A CALL NOTICE UNDER ONE OR BOTH OF THE LAURUS NOTES, PARTICULARLY IF LAURUS SEQUENTIALLY CONVERTS PORTIONS OF THE LAURUS NOTES INTO SHARES OF OUR COMMON STOCK AT ALTERNATE CONVERSION PRICES AND RESELLS THOSE SHARES INTO THE MARKET.

         If we are in default or if we issue call notices under Laurus Notes, then an alternate conversion price based on a discount from the market price of our common stock may apply, and the Laurus Notes could become convertible into an unlimited number of additional shares of our common stock, particularly if Laurus sequentially converts portions of the Laurus Notes into shares of our common stock at alternate conversion prices and resells those shares into the market. If Laurus sequentially converts portions of the Laurus Notes into shares of our common stock at alternate conversion prices and resells those shares into the market, then the market price of our common stock could decline due to the additional shares available in the market, particularly in light of the relatively thin trading volume of our common stock. Consequently, if Laurus repeatedly converts portions of the Laurus Notes at alternate conversion prices and then resells those underlying shares into the market, a continuous downward spiral of the market price of our common stock could occur that would benefit Laurus at the expense of other existing or potential holders of our common stock, creating a conflict of interest between Laurus and investors who purchase the shares of common stock resold by Laurus following conversion of the Laurus Notes.

         THE MARKET PRICE OF OUR COMMON STOCK COULD SUBSTANTIALLY DECLINE AND THE VOTING POWER AND VALUE OF YOUR INVESTMENT COULD BE SUBJECT TO ADDITIONAL DILUTION IF THE LAURUS NOTES ARE CONVERTED ON ONE OR MORE OCCASIONS AT AN ALTERNATE CONVERSION PRICE THAT APPLIES IF WE PREVIOUSLY ELECTED TO PAY ALL OR A PORTION OF OUR MONTHLY PAYMENT IN SHARES OF OUR COMMON STOCK AND OUR STOCK IS TRADING AT LESS THAN $1.43 FOR THE TEN TRADING DAYS PRECEDING THE MONTLY PAYMENT DATE, PARTICULARLY IF LAURUS SEQUENTIALLY CONVERTS PORTIONS OF THESE NOTES INTO SHARES OF OUR COMMON STOCK AT ALTERNATE CONVERSION PRICES AND RESELLS THOSE SHARES INTO THE MARKET.

         If we elect to pay all or a portion of a monthly payment in shares of our common stock and the average closing price of our common stock for the 10 trading days preceding the monthly payment date is less than $1.43, then we, at our sole discretion, must determine whether to pay the monthly payment in cash or to require Laurus to convert all or part of the monthly payment amount that we had elected to pay in shares of our common stock at a conversion price equal to 85% of the average of the three lowest closing prices during the 20 trading days immediately preceding the conversion date. If Laurus sequentially converts portions of the Laurus Notes into shares of our common stock at alternate conversion prices and resells those shares into the market, then the market price of our common stock could decline due to the additional shares available in the market, particularly in light of the relatively thin trading volume of our common stock. Consequently, if we elect to have Laurus repeatedly convert portions of the Laurus Notes at alternate conversion prices and then Laurus resells those underlying shares into the market, a continuous downward spiral of the market price of our common stock could occur that would benefit Laurus at the expense of other existing or potential holders of our common stock, creating a conflict of interest between Laurus and investors who purchase the shares of common stock resold by Laurus following conversion of the Laurus Notes.

         For example, if we elect to pay Laurus in shares of our common stock and the average closing price of our common stock for the 10 trading days preceding the monthly payment date is less than $1.43, then the conversion price of the monthly payment will be equal to 85% of the average of the three lowest closing prices our common stock during the preceding 20 trading days. So, if our stock price meets the above conditions and we elect to convert $100,000 of the monthly payment of the note at a time when the fixed conversion price was $1.30 per share and the average of the three lowest closing prices of our common stock during the 20 preceding trading days also was $1.30, then the applicable conversion price would be $1.105 rather than $1.30, and the number of shares issuable upon the conversion would be 90,498 based upon the alternate conversion price rather than 76,923 based upon the fixed conversion price. The resale of those shares into the market would very likely depress the market price of our common stock because our stock is thinly traded and because Laurus could resell those shares at a discount to the market price and still realize a profit.

         For example, Laurus could resell the 90,498 shares at a price of $1.20, which is $0.095 above the hypothetical $1.105 alternate conversion price but $0.10 below the $1.30 hypothetical market price. If such a sale were to cause the average of the three lowest closing prices of our common stock to decline from $1.30 to $1.20 during the 20 trading days preceding Laurus' next conversion at an alternate conversion price, then, upon our election, Laurus must convert all or any remaining portion of the monthly payment at a conversion price equal to 85% of $1.20, or $1.02, and then resell those shares at a discount from this new, lower market price while still making a profit on the resale, such as selling for $1.10 and still realizing a $0.08 profit while causing the market price to go to $1.10. Consequently, the market price of our common stock could decline and the voting power and value of your investment could be subject to unlimited additional dilution if we elect to have Laurus repeatedly convert portions of the Laurus Notes monthly payment at alternate conversion prices and then Laurus resells those underlying shares into the market.

         CONTRACTUAL LIMITATIONS THAT RESTRICT LAURUS' ABILITY TO CONVERT THE LAURUS NOTES MAY NOT NECESSARILY PREVENT SUBSTANTIAL DILUTION OF THE VOTING POWER AND VALUE OF YOUR INVESTMENT.

         The contractual limitations that restrict Laurus' ability to convert the Laurus Notes into, or the exercise of the December 2002 Warrant or the July 2003 warrant (collectively, "Laurus Warrants") for shares of our common stock are limited in their application and effect and may not prevent substantial dilution of your investment. Laurus may not, on any given date, convert the Laurus Notes if, and to the extent that, the conversion would result in the issuance of a number of shares of common stock with a dollar value that exceeds 25% of the aggregate dollar trading volume of our common stock during the preceding 30 trading days. However, Laurus may make a series of smaller conversions that do not exceed this limitation but that result in a decline in the market price of our common stock and a decline in the voting power and value of your investment, particularly if Laurus sequentially converts portions of the Laurus Notes into shares of our common stock at alternate conversion prices and resells those shares into the market, as described elsewhere in these risk factors.

         In addition, Laurus is subject to a contractual 4.99% beneficial ownership limitation that prohibits Laurus from converting the notes if and to the extent that the conversion would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of our outstanding common stock. However, this 4.99% limitation automatically becomes void upon an event of default under the Laurus Notes and can be waived by Laurus upon 75 days' advance notice to us. In addition, this 4.99% limitation does not prevent Laurus from converting the Laurus Notes into shares of common stock and then reselling those shares in stages over time where Laurus and its affiliates do not, at any given time, beneficially own shares in excess of the 4.99% limitation. Further, a contractual limitation that prohibits Laurus from converting the two notes if, and to the extent, the conversion would result in Laurus and its affiliates beneficially owning more than 3,565,514 shares of our common stock, will be removed if and when we obtain stockholder approval at Laurus' request or if an exemption from applicable Nasdaq corporate governance rules becomes available. Consequently, these limitations will not necessarily prevent substantial dilution of the voting power and value of your investment.

         CONVERSIONS OF THE LAURUS NOTES AT DRAMATICALLY REDUCED CONVERSION PRICES COULD RESULT IN A CHANGE OF CONTROL OF OUR COMPANY.

         A change of control of our company could occur if, as discussed elsewhere in these risk factors, conversions of the Laurus Notes occur at dramatically reduced conversion prices, such as if Laurus sequentially converts portions of the Laurus Notes at alternate conversion prices into shares of our common stock and resells those shares into the market. If a change of control occurs, then the stockholders who historically have controlled our company would no longer have the ability to exert significant control over matters that could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving our company. Instead, one or more other stockholders could gain the ability to exert this type of control and may also, through control of the board of directors and voting power, be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets.

         IF CONVERSIONS OF THE 2002 NOTE AND 2003 NOTE AT DRAMATICALLY REDUCED CONVERSION PRICES RESULT IN A CHANGE OF CONTROL OF OUR COMPANY OR THE FAILURE OF OUR COMMON STOCK TO MEET NASDAQ MINIMUM BID PRICE REQUIREMENTS, THEN WE COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH COULD REDUCE THE LIQUIDITY OF OUR COMMON STOCK AND INHIBIT OR PRECLUDE OUR ABILITY TO RAISE ANY NEEDED WORKING CAPITAL FROM EQUITY INVESTORS.

         A change of control of our company or a substantial decline in the market value of our common stock could occur if, as discussed elsewhere in these risk factors, conversions of Laurus Notes occur at dramatically reduced conversion prices, such as if Laurus sequentially converts portions of the Laurus Notes into shares of our common stock and resells those shares into the market. Nasdaq's qualification standards require, among other things, that issuers apply for initial inclusion on Nasdaq following a change of control. Nasdaq looks at many factors in determining whether a change of control has occurred, including without limitation, changes in the management, board of directors, voting power and ownership of a company. If Nasdaq determines that a change of control has occurred due to conversions of the Laurus Notes or otherwise, we would need to file a new listing application if we want to maintain our Nasdaq listing. We do not know whether, at the time, if any, that we would file a new listing application with Nasdaq, we would meet the initial listing standards of The Nasdaq SmallCap Market.

         In addition, Nasdaq's quantitative listing standards require, among other things, that listed companies maintain a minimum bid price of $1.00. If our bid price falls and remains below $1.00 for at least 30 consecutive trading days, whether due to sequential conversions of the notes and resales of the underlying shares or otherwise, we may be delisted if we do not regain compliance with the bid price requirement within any applicable grace period.

         If we are delisted from The Nasdaq SmallCap Market, our stock price could decline and the ability of our stockholders and of any potential or future investors to achieve liquidity from our common stock could be severely limited. This could inhibit, if not preclude, our ability to raise any needed additional working capital through equity offerings on acceptable terms.

         IF WE ARE UNSUCCESSFUL IN MAINTAINING COMPLIANCE WITH OR MODIFYING OUR REGISTRATION OBLIGATIONS WITH REGARD TO THE LAURUS NOTES AND RELATED WARRANTS, WE MAY INCUR SUBSTANTIAL MONETARY PENALTIES.

         The agreements we entered into in connection with our issuance of the Laurus Notes require us to, among other things, register for resale the shares of common stock issued or issuable under the Laurus Notes and the accompanying warrants and maintain the effectiveness of the registration statement for an extended period of time. We are currently in compliance with our registration obligations. If we are unable to maintain effectiveness of the required registration statement, or to modify our registration obligations, then we may be required to pay additional liquidated damages, which would adversely affect our business, operating results, financial condition, and ability to service our other indebtedness by negatively impacting our cash flows.

         OUR ADOPTION OF SFAS NO. 142 INCREASED OUR LOSSES FOR THE YEAR ENDED MARCH 31, 2003 BY $5,824,000 DUE TO AN IMPAIRMENT WRITE-DOWN FOR OUR IT SERVICES DIVISION AND COULD ALSO CAUSE US TO INCUR LARGE LOSSES IN FUTURE ACCOUNTING PERIODS IF WE DETERMINE THAT THERE HAS BEEN ADDITIONAL IMPAIRMENT OF GOODWILL.

         We adopted this statement effective SFAS No. 142 on April 1, 2002. We assessed the fair value of our reporting units by considering their projected cash flows, using risk-adjusted discount rates, and other valuation techniques and concluded that, as of April 1, 2002, an impairment write-down for our IT services division was required and accordingly recorded an impairment charge of $5,824,000 to IT services goodwill in fiscal 2003 as a cumulative effect of a change in accounting principle. We are required to perform additional reviews for impairment annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. We cannot predict whether or when there will be an additional impairment charge, or the amount of any such charge. If the charge is significant, it could cause the market price of our common stock to decline. The unamortized balance of goodwill as of March 31, 2004 was $2,941,000.

         OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR CURRENT MANAGEMENT
         TEAM.

         Our founder, Chairman and Chief Executive Officer, Amrit K. Das, and our Chief Operating Officer, Santanu K. Das, have been with us for at least 23 years and 14 years, respectively. Their experience, expertise, industry knowledge and historical company knowledge would be extremely difficult to replace if we were to lose the services of either of them. The precise impact of the loss of services of either of them is extremely difficult to predict, but would likely result in, at a minimum, significant costs to recruit, hire and retain a successor and impair operating results while the successor was being recruited and transitioning into the position.

         THE MARKETS IN WHICH WE CURRENTLY COMPETE WILL CONTINUE TO BE HIGHLY COMPETITIVE, WHICH HAS RESULTED IN SIGNIFICANT PRICE COMPETITION AND MAY RESULT IN REDUCED REVENUES OR LOSS OF MARKET SHARE.

         The Internet-based services, Internet-based engineering software products and services and telephony services markets each are highly competitive. The market for Internet-based products and services is characterized by an increasing number of entrants due to low start-up costs. Some of our competitors and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than ours. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance. Our future success will depend significantly upon our ability to increase our share of our target markets and to sell additional products, product enhancements and services to our customers. We are experiencing pricing pressures as we work to expand our software products and services market share. We also are experiencing pricing pressures in our telecommunications operations due to the turmoil in that market sector. As a result of these pricing pressures, we may experience declines in our revenues, gross margins and market share.

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

         Sales of our products and services to customers located outside the U.S. accounted for approximately 51.1% and 40.9% of our total net revenues for the fiscal years ended March 31, 2004 and March 31, 2003, respectively. Our intellectual property rights are an important aspect of our international business. We rely primarily on a combination of contract, copyright, trademark and trade secret laws, domain name registration, license and confidentiality agreements and software security measures to protect our proprietary technology. However, we believe that existing laws provide limited protection for our technology and that it may be possible for a third party to misappropriate our technology or to independently develop similar technology. Protective measures we take may be even less effective in the emerging Internet law field because online contracting, privacy and liability issues, among others, are still being resolved. This lack of certainty is even greater in India, where the use of the Internet is less evolved than in the U.S. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where we distribute our products, particularly in foreign countries where the laws generally offer no protection or less protection than the laws of the U.S. The laws of India and other foreign countries in which we operate do not protect intellectual property rights to the same extent as the laws of the U.S. For example, India's statutory laws do not protect service marks. Because a significant portion of our sales of products and services comes from international markets, this lack of copyright and trade secret protection could adversely affect our business and results of operations if a third party were successful in copying our products and services and marketing products and services similar to ours.

         CONFLICTS INVOLVING INDIA AND FUTURE CHANGES IN THE INDIAN GOVERNMENT POLICY FAVORING ECONOMIC LIBERALIZATION COULD MAKE OUR INDIAN OPERATIONS ECONOMICALLY UNVIABLE.

         During the fiscal years ended March 31, 2004 and March 31, 2003, we derived approximately 11.6% and 6.4%, respectively, of our total net revenues from sales made by our Indian operations primarily to customers in India. However, more than one-half of our employees, many of whom are engaged in non-sales activities such as engineering business process outsourcing, technical support and research and development, were based in India. India has from time to time experienced civil unrest and hostilities with its neighboring countries. Although the Indian government has changed four times since 1996, the government of India has pursued policies of economic liberalization throughout the past decade and the new government that came to power in 2004 has promised to continue the same. These policies have resulted in significantly increased opportunities for publicly and privately held businesses in the information technology services markets in which we operate in India. However, we cannot assure you that the current government will remain in power or that these policies will continue. A significant change in the Indian government's policies could cause our operations in India to become more expensive or more difficult, and in either case cause us to have to re-evaluate the economic viability of operating there. Moreover, if civil unrest or hostilities involving India and any of its neighboring countries should occur, it could have an adverse effect on the communication infrastructure in India, which could, in turn, cause our operations there to cease making economic sense. In that event, we may need to expend significant time and resources in relocating and conducting our Indian operations elsewhere.

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

         The market prices of securities of technology-based companies like ours, particularly Internet-related companies, currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during the 52-week period ended June 8, 2004, the high and low sale prices of a share of our common stock were $2.32 and $0.93, respectively. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control. These factors include, among others, deviations in our results of operations from the estimates of securities analysts, changes in securities analysts' estimates of our financial performance, changes in market valuations of similar companies and stock market price and volume fluctuations generally. Additionally, until the full effects of cost-cutting that began more than a year ago become clear, including whether those cuts have a long-term negative impact on revenues, it is likely that our quarter-to-quarter performance will be unpredictable and our stock price particularly volatile.

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

         As of March 31, 2004, we had available net operating loss carryforwards of $19,748,000 for federal income tax purposes and $11,142,000 for state income tax purposes. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period. To the extent we are unable to fully use these net operating loss carryforwards to offset future taxable income, we will be subject to income taxes on future taxable income, which will decrease our after-tax income and cash flows.

         THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK GIVES A FEW INDIVIDUALS SIGNIFICANT CONTROL OVER IMPORTANT POLICY DECISIONS AND COULD DELAY OR PREVENT CHANGES OF CONTROL.

         As of June 8, 2004, our executive officers and directors and their family members together beneficially owned approximately 30.2% of the issued and outstanding shares of our common stock. As a result, these persons have the ability to exert significant control over matters that could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving our company. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change of control of our company, even if the change of control would benefit our stockholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

ITEM 7.  FINANCIAL STATEMENTS.

         Our consolidated financial statements are included in this Form 10-KSB beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended March 31, 2004, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Our directors, executive officers and key employees as of June 22, 2004 were as follows:

            Name                  Age                           Position
            ----                  ---                           --------

Amrit K. Das                      58       Chairman of the Board, Chief Executive Officer,
                                             President and Director
Santanu K. Das                    31       Executive Vice President, Chief Operating Officer and Director
Stephen W. Owen                   45       Corporate Vice President, President of European
                                             Operations
Bruce K. Nelson                   48       Chief Financial Officer
Clara Y.M. Young                  49       Corporate Vice President, Chief Administrative Officer
                                             and Secretary
D. Dean McCormick III (1) (2)     51       Director
Stanley W. Corbett (1) (2)        71       Director
Benedict A. Eazzetta (1) (2)      41       Director

----------------------------
(1) Member of Audit Committee.
(2) Member of Compensation and Stock Option Committee.

         AMRIT K. DAS is the founder of our company. He has served as our Chief Executive Officer and Chairman of our board of directors since our inception in 1981 and as our President since November 2003. Mr. Das also served as our President from our inception until March 1999. Mr. Das holds a B.S. in Civil/Structural Engineering from Calcutta University, India, and an M.S. in Structural Engineering from the University of South Carolina.

         SANTANU K. DAS has served as our Executive Vice President and Chief Operating Officer and Director since November 2003. Prior to that, he served as Corporate Vice President and President of Engineering and Collaborative Software from April 2002 to November 2003, as our Vice President of New Technology from July 1999 to November 2003 and as a director from September 1996 to July 2003. Prior to that, Mr. Das served as our Corporate Vice President and President of Engineering and Animation Software and ASP from January 2001 to March 2002. Prior to that, Mr. Das served as our Manager of New Technology from May 1997 until June 1999, and as a Senior Engineering Analyst for our company from 1991 to April 1997. Mr. Das holds a B.S. in Structural Engineering from the University of Southern California and an M.S. in Structural Engineering from the Massachusetts Institute of Technology. Santanu Das is the son of Amrit K. Das.

         STEPHEN W. OWEN has served as our Corporate Vice President since September 2001 and as President of European Operations since October 1999. He served as a director of netGuru from September 2001 to July 2003. Prior to that, he served as our Director of European Operations from 1987 to 1999. Mr. Owen holds a B.S. in Civil Engineering from the University College Swansea, United Kingdom and is a Chartered Engineer for both Civil and Marine Technology Engineering.

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

         CLARA Y.M. YOUNG has served as our Corporate Vice President and Chief Administrative Officer since January 2001 and as our Secretary since March 2001. Ms. Young served as our Vice President, Administration from December 1987 to December 2000. Prior to that, Ms. Young served as program analyst with The Technical Group, Inc. from December 1982 to December 1987. Ms. Young holds a B.S. in Computer Science from California State University, Fullerton.

         D. DEAN MCCORMICK III is a certified public accountant and has been president of the consulting and accounting firm of McCormick Consulting, Inc. (formerly known as McCormick & Company) since July 1993. Mr. McCormick has been a member of the Forum for Corporate Directors since June 2003 and a member of the Orange County Leadership Council for the University of Southern California since September 2001. He served as president of the Orange County Chapter of the Association for Corporate Growth from 1995 to 1996. Mr. McCormick holds a B.A. degree in Economics from the University of Redlands and an M.B.A. from the University of Southern California.

         STANLEY W. CORBETT has served as one of our directors since July 2002. Mr. Corbett is a manufacturing executive in the aerospace industry. Since 1989, Mr. Corbett has been providing consulting services for software system implementations to first and second tier defense contractors as well as commercial manufacturers. As a consultant, he also has provided solutions to a large variety of manufacturing problems. Mr. Corbett holds a B.S. in Mechanical Engineering from Lehigh University and an M.S. in Industrial Engineering from Stanford University and has completed the University of California at Los Angeles Executive Program.

         BENEDICT A. EAZZETTA has served as chief operating officer of Intergraph Process Power & Offshore, an engineering software and services business segment of Intergraph Corporation (Nasdaq NM:INGR) and executive vice president of Intergraph Corporation, since May 2001. He co-founded and then served from January 2000 to April 2001 as vice president of product management for Industria Solutions, a privately held software and services company. Mr. Eazzetta served as an engineering executive at ExxonMobil from January 1996 to January 2000. Prior to that, he served in several engineering, staff and management positions, including downstream planning and development, economics and planning, and various operational supervisory roles. Mr. Eazzetta earned a B.S. degree in Nuclear Engineering and an M.S. degree in Mechanical Engineering from Georgia Tech.

         All directors hold office until the next annual stockholders' meeting or until their respective successors are elected or until their earlier death, resignation or removal. Officers are appointed by, and serve at the discretion of, our board of directors.

CODE OF BUSINESS CONDUCT AND ETHICS

         Our code of business conduct and ethics, as approved by our board of directors, can be obtained from our Website, at http://www.netguru.com/netGuruPolicies.asp.

         We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from provisions of the code that relate to one or more of the items set forth in Item 406(b) of Regulation S-B, by describing on our Internet Website, within five business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

         Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

AUDIT COMMITTEE MATTERS

         Prior to July 25, 2003, our Audit Committee consisted of Stanley W. Corbett, Garret Vreeland and Dr. Laxmi Mall Singhvi. Since July 25, 2003, our Audit Committee has consisted of Messrs. Corbett, Eazzetta and McCormick, with Mr. McCormick holding the position of chairman of that committee. Each of the members of our Audit Committee is "independent" within the meaning of Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers. Our board of directors has determined that Mr. McCormick is an "audit committee financial expert" under SEC rules and meets the NASD's professional experience requirements.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, or the SEC. These officers, directors and stockholders are required by SEC regulations to furnish us with copies of all such reports that they file.

         Based solely upon a review of copies of such reports furnished to us during the fiscal year ended March 31, 2004 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that, during our fiscal 2004, all Section 16(a) filing requirements applicable to our reporting persons were met, except that Mr. Peter Kellogg filed a late Form 5 to report two transactions that occurred during fiscal 2003 and a late Form 5 to report a transaction that occurred during fiscal 2004.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal 2004 shown below. Amrit K. Das and Santanu K. Das accepted the additional positions of President and Chief Operating Officer, respectively, when Jyoti Chatterjee resigned from those positions in November 2003.

                                            Annual Compensation           Long-Term Compensation
                                       ------------------------------  ---------------------------
                                                                          Awards        Payouts
                                                                       -----------    ------------
                                                                       Securities
                                                      Other Annual     Underlying      All Other
           Name and                     Salary      Compensation (1)     Options      Compensation
      Principal Position         Year     ($)              ($)             (#)            ($)
      ------------------         ----  ---------    -----------------  -----------    ------------

Amrit K. Das                    2004    330,462             ---            ---         12,324  (3)
   Chairman, Chief Executive    2003    335,513          34,259 (2)        ---         15,524  (4)
   Office, President            2002    348,923          43,024 (2)        ---         18,599  (5)

Jyoti Chatterjee                2004    158,198             ---          200,000       62,799  (6)
   Former President, Former     2003    214,665             ---            ---         13,756  (7)
   Chief Operating Officer      2002    223,062             ---            ---         15,128  (8)

Clara Y.M. Young                2004    126,231             ---          12,000         3,910  (9)
   Corp. Vice President,        2003    128,682             ---            ---          6,340 (10)
   Chief Administrative         2002    133,962             ---            ---         11,305 (11)
Officer

Stephen W. Owen                 2004    157,477             ---            ---            767 (13)
   Corporate Vice President,    2003    142,610             492 (12)       ---            680 (13)
   President, European          2002    169,043           5,100 (12)       ---            646 (13)
Operations

Santanu K. Das                  2004    121,615             ---            ---          8,750 (14)
   Corporate Vice President,    2003    120,150             ---            ---         11,242 (15)
   Chief Operating Officer      2002    124,616             ---            ---         15,992 (16)

--------------------------------------------------------------------------------
(1) The costs of certain benefits are not included because they did not exceed, in the case of each named executive officer, the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.
(2) Represent personal expenses paid on behalf of the named executive officer, none of which expenses exceeded 25% of the total expenses reported.
(3) Includes $6,324 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $6,000 in company contributions to the 401(k) plan.
(4) Includes $6,324 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $9,200 in company contributions to the 401(k) plan.
(5) Includes $7,499 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $11,100 in company contributions to the 401(k) plan.
(6) Includes $1,267 in premiums paid by us pursuant to a life insurance policy established for the benefit of Jyoti Chatterjee, $4,510 in company contributions to the 401(k) plan, and $57,022 in cash payments paid between January 1, 2004 and June 1, 2004 in connection with Mr. Chatterjee's separation and release agreement.
(7) Includes $2,471 in premiums paid by us pursuant to a life insurance policy established for the benefit of Jyoti Chatterjee, $1,689 in premiums paid by us pursuant to a long-term disability insurance policy and $9,596 in company contributions to the 401(k) plan.
(8) Includes $2,471 in premiums paid by us pursuant to a life insurance policy established for the benefit of Jyoti Chatterjee, $1,689 in premiums paid by us pursuant to a long-term disability insurance policy and $10,968 in company contributions to the 401(k) plan.
(9) Includes $400 in premiums paid by us pursuant to a long-term disability insurance policy for the benefit of Clara Young and $3,510 in company contributions to the 401(k) plan.
(10) Includes $400 in premiums paid by us pursuant to a long-term disability insurance policy for the benefit of Clara Young and $5,940 in company contributions to the 401(k) plan.
(11) Includes $400 in premiums paid by us pursuant to a long-term disability insurance policy for the benefit of Clara Young and $10,905 in company contributions to the 401(k) plan.
(12) Represents imputed interest for Stephen Owen's non-interest bearing loan.

(13) Represents premiums paid by us pursuant to a life insurance policy established for the benefit of Stephen Owen.
(14) Includes $5,150 in premiums paid by us pursuant to a life insurance policy established for the benefit of Santanu Das and $3,600 in company contributions to the 401(k) plan.
(15) Includes $5,150 in premiums paid by us pursuant to a life insurance policy established for the benefit of Santanu Das and $6,092 in company contributions to the 401(k) plan.
(16) Includes $5,150 in premiums paid by us pursuant to a life insurance policy established for the benefit of Santanu Das and $10,842 in company contributions to the 401(k) plan.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information regarding options granted in fiscal 2004 to the named executive officers. We have never granted any stock appreciation rights.

                                                                   PERCENT
                                                                   OF TOTAL
                                                                   OPTIONS
                                                   NUMBER OF      GRANTED TO
                                                  SECURITIES       EMPLOYEES    EXERCISE
                                    GRANT         UNDERLYING       IN FISCAL    PRICE PER  EXPIRATION
     NAME                           DATE        OPTIONS GRANTED    YEAR (1)      SHARE        DATE
     ----                          -------      ---------------   ----------   ---------    -------

     Jyoti Chatterjee............  12/19/2003       200,000 (2)     42.7%        $1.07      5/31/2009
     Clara Y.M. Young............  11/17/2003        12,000 (3)      2.6%        $1.44      11/17/2013
------------

(1) Based on options to purchase 468,300 shares granted to our employees during fiscal 2004.
(2) The option was granted pursuant to Mr. Chatterjee's separation agreement and vested and became exercisable in six monthly installments of 33,333 shares each, commencing January 1, 2004.
(3) The option vests and become exercisable in three equal annual installments commencing on the date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table provides information regarding the number of shares of our common stock underlying exercisable and unexercisable in-the-money stock options held by the named executive officers and the values of those options at fiscal year-end. An option is in-the-money if the fair market value for the underlying securities exceeds the exercise price of the option. The named executive officers did not hold any stock appreciation rights or exercise any options during fiscal 2004.

                                                                Number of Securities
                                                           Underlying Unexercised Options      Value of Unexercised In-the-Money
                            Shares                              At Fiscal Year-End (#)           Options at Fiscal Year-End ($)
                          Acquired on        Value              ----------------------          --------------------------------
          Name            Exercise (#)    Realized ($)      Exercisable      Unexercisable      Exercisable        Unexercisable
          ----            ------------    ------------      -----------      -------------      -----------        -------------

Amrit K. Das              ---             ---                 200,000        ---                308,000            ---

Jyoti Chatterjee          ---             ---                 100,000        100,000            154,000            154,000

Clara Y.M. Young          ---             ---                  86,000         12,000            132,440             18,480

Stephen W. Owen           ---             ---                  92,000        ---                141,680            ---

Santanu K. Das            ---             ---                 200,000        ---                308,000            ---

LONG-TERM INCENTIVE PLAN AWARDS

         In fiscal 2004, no awards were made to the named executive officers under long-term incentive plans.

DIRECTORS' COMPENSATION

         From July 2003 to December 2003, Messrs. McCormick, Eazzetta and Corbett, our non-employee directors, were eligible to receive $1,000 per month, each, in consideration for their services on our board of directors. In January 2004, this amount was increased to $1,500 per month. Directors are reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. We may also periodically award options to our directors under our existing stock option plans and otherwise.

         During the fiscal year ended March 31, 2004, we granted fully vested non-qualified stock options to purchase 6,000 shares of common stock each to D. Dean McCormick III and Benedict A. Eazzetta, upon their appointment to our board. The options have an exercise price of $1.28 per share (which price was the fair market value of a share of our common stock on the date of the grant), vested immediately on the date of the grant, which was August 7, 2003, and expire August 7, 2013.

REPRICING OF OPTIONS AND SARS

         No adjustments to or repricing of stock options previously awarded to named executives occurred in fiscal 2004.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         In June 2001, we entered into five-year employment agreements with each of Amrit Das, our Chairman, Chief Executive Officer and President; Santanu Das, our Chief Operating Officer and Executive Vice President; and Clara Young, our Corporate Vice President, Chief Administrative Officer and Secretary.

         The agreements provide that Mr. Amrit Das, Mr. Santanu Das and Ms. Young will receive minimum base annual salaries of $312,000, $120,000, and $117,000, respectively. Each agreement also provides for the grant of an annual bonus in the discretion of the Compensation Committee of the board of directors. The annual salaries may be adjusted upward in the discretion of the Compensation Committee. Each employment agreement will terminate prior to its expiration if the employee dies or becomes permanently disabled, if we cease to conduct business, or at our election for good cause as defined in the agreements. If we terminate an agreement other than for good cause, the employee shall (a) continue to be paid base salary and bonuses for the remainder of the term of the agreement, (b) continue to receive all benefits and perquisites which he or she had been receiving immediately prior to such termination for the remainder of the term of the agreement, and (c) be immediately vested in all stock options to which he or she would have been entitled during the full term of the agreement had the termination not occurred.

         Each of the agreements contains provisions for confidentiality and assignments of intellectual property rights. In addition, each of the agreements prohibits the employees from competing with us and from recruiting our employees, suppliers or independent contractors within one year after termination of the agreements.

         In June 2001, we entered into a five-year employment agreement with Jyoti Chatterjee, our then President and Chief Operating Officer. The agreement provided for a minimum base annual salary of $208,000 and contained terms similar to the other employment agreements discussed above. Mr. Chatterjee resigned from his positions with us effective November 12, 2003. In connection with his resignation, we entered into a separation and release agreement pursuant to which we made cash payments to Mr. Chatterjee aggregating $57,022 between January 1, 2004 and June 1, 2004, and we granted to Mr. Chatterjee a non-qualified stock option as described in the above "Option Grants in Last Fiscal Year" table. The separation and release agreement contains mutual general releases between us and Mr. Chatterjee and a covenant by Mr. Chatterjee to not accept employment or provide consulting services for any company that manufactures structural software for analysis and design of structures in direct competition with our STAAD.Pro software.

         In December 2003, Amrit Das voluntarily agreed to reduce his annual salary by $100,000, effective April 2004. The $100,000 is to be used toward the expansion of our EBPO services, which Mr. Das is managing from India. Every pay period, $3,846 is transferred into a separate bank account set aside specifically for EBPO service expenses. We anticipate that after our EBPO services reach annual targeted revenues, we may award Mr. Das in future periods all or any portion of the amount by which his salary has been reduced.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP TABLE

     GENERAL

         As of June 8, 2004, 18,812,154 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

         o    each of our directors;
         o each of our named executive officers listed in the summary compensation table;
         o    all of our directors and executive officers as a group; and
         o each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table.

         Except as indicated below, the address for each named beneficial owner is the same as ours. The information with respect to each person is as supplied or confirmed by such person or based upon statements filed with the SEC. The inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership. Percentages shown as an asterisk represent less than 1.0%.

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

     SHARES BENEFICIALLY OWNED BY LAURUS MASTER FUND, LTD.

         Laurus is a security holder named in the table below. Laurus holds a warrant to purchase up to 200,000 shares of our common stock ("2002 Warrant") and the 2002 Note. The 2002 Warrant is exercisable at various fixed exercise prices. The exercise prices and number of shares underlying the 2002 Warrant are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like.

         The 2002 Note is convertible at a fixed conversion price of $1.30 per share, subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like, and in connection with future issuances of our common stock at prices per share below the then-applicable conversion price. However, under certain circumstances, such as if we are in default under the note or if a conversion occurs pursuant to a call notice, an alternate conversion price based on a discount from the market price of our common stock may apply. As of the date of the table, the outstanding principal balance of the 2002 Note was $730,000. For purposes of calculating the number of shares shown in the table as underlying the note, we have used a conversion price of $1.30.

         Laurus also holds a warrant to purchase up to 180,000 shares of our common stock that we issued in July 2003 ("2003 Warrant") in connection with a revolving credit facility, and the 2003 Note. The 2003 Warrant is exercisable at various fixed exercise prices. The exercise prices and number of shares underlying the warrant are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like.

         The 2003 Note is convertible at a fixed conversion price of $1.30 per share, subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like, and in connection with future issuances of our common stock at prices per share below the then-applicable conversion price. However, under certain circumstances, such as if we are in default under the note or if a conversion occurs pursuant to a call notice, an alternate conversion price based on a discount from the market price of our common stock may apply. As of the date of the table, the outstanding principal balance of the 2003 Note was $1,400,000. For purposes of calculating the number of shares shown in the table as underlying the note, we have used a conversion price of $1.30.

         Laurus is subject to various beneficial ownership and conversion volume limitations with regard to the Laurus Notes and the 2002 Warrant and 2003 Warrant (collectively, "Laurus Warrants"). Laurus may not on any given date exercise or convert these instruments if, and to the extent, that the exercise or conversion would result in the issuance of a number of shares of common stock with a dollar value that exceeds 25% of the aggregate dollar trading volume of our common stock during the preceding 30 trading days. However, Laurus may make a series of smaller exercises or conversions that do not exceed this limitation.

         In addition, Laurus is subject to a contractual 4.99% beneficial ownership limitation that prohibits Laurus from converting the Laurus Notes and the Laurus warrants if and to the extent that the conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of our outstanding common stock. However, this 4.99% limitation automatically becomes void upon an event of default under the Laurus Notes, and can be waived by Laurus upon 75 days' advance notice to us. In addition, this 4.99% limitation does not prevent Laurus from converting the Laurus Notes into or exercising the Laurus Warrants for shares of common stock and then reselling those shares in stages over time where Laurus and its affiliates do not, at any given time, beneficially own shares in excess of the 4.99% limitation. Further, a contractual limitation that prohibits Laurus from converting the Laurus Notes or exercising the Laurus Warrants if, and to the extent, the conversion or exercise would result in Laurus and its affiliates beneficially owning more than 3,565,514 shares of our common stock, will be removed if and when we obtain stockholder approval at Laurus' request or if an exemption from applicable Nasdaq corporate governance rules becomes available.

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

    Name and Address           Amount and Nature of Beneficial  Percent of Class
    of Beneficial Owner        Ownership of Common Stock        of Common Stock
    -------------------        -------------------------        ---------------

    Amrit K. Das                       2,770,018 (1)                  14.6%

    Santanu Das                        2,750,900 (2)                  14.5%

    Clara Young                          121,372 (4)                    *

    Stephen Owen                         175,524 (5)                    *

    D. Dean McCormick III                  6,000 (3)                    *

    Benedict A. Eazzetta                   6,000 (3)                    *

    Stanley W. Corbett                    12,000 (3)                    *

    Peter Kellogg                      3,835,800 (6)                  20.4%

    Sormistha Das                      1,868,924 (7)                   9.9%

    Laurus Master Fund, Ltd.           2,037,293 (8)                   9.8%

    All directors and executive
     officers as a group (8
     persons)                          5,871,814 (9)                  30.2%
---------------

(1) Includes 1,279,759 shares of common stock held by the A. and P. Das Living Trust, of which trust Amrit Das is the trustee, and 200,000 shares of common stock underlying options. Also includes 50,000 shares of common stock held by the Purabi Das Foundation, Inc., of which foundation Amrit Das is the trustee. Mr. Das disclaims beneficial ownership of the shares held by the foundation.

(2)    Includes 200,000 shares of common stock underlying options.

(3)  Represents shares of common stock underlying options.

(4)  Includes 86,000 shares of common stock underlying options.

(5) Includes 38,202 shares of common stock held indirectly through Mr. Owen's spouse and 92,000 shares of common stock underlying options.

(6)  The address for Mr. Kellogg is 120 Broadway, New York, New York, 10271.

(7)  Includes 6,000 shares of common stock underlying options.

(8) Represents 380,000 shares of common stock underlying warrants and 1,657,293 shares of common stock underlying convertible promissory notes.

(9) Includes 632,000 shares of common stock underlying options, 50,000 shares of common stock that are held indirectly by Amrit Das and as to which Mr. Das disclaims beneficial ownership, and 38,202 shares of common stock that are held indirectly by Mr. Owen's spouse.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of March 31, 2004. The existing equity compensation plans include Research Engineers, Inc. 1996 Stock Option Plan (the "1996 Plan"), Research Engineers, Inc. 1997 Stock Option Plan (the "1997 Plan"), Research Engineers, Inc. 1998 Stock Option Plan (the "1998 Plan") netGuru, Inc. 2000 Stock Option Plan (the "2000 Plan") and netGuru, Inc. 2003 Stock Option Plan (the "2003 Plan") (together "the option plans").

                                                                                    Number of Securities
                                                                                   Remaining Available for
                                                                                    Future Issuance Under
                            Number of Securities to be      Weighted Average         Equity Compensation
                              Issued Upon Exercise of       Exercise Price of         Plans (Excluding
                              Outstanding Options and      Outstanding Options     Securities Reflected in
      Plan Category                Warrants (1)               and Warrants                 Column)
      -------------                ------------               -------------                -------
                                        (a)                      (b)                         (c)
Equity compensation
   plans approved by                 1,927,000                    $1.96                   1,930,000
   security holders
Equity compensation
   plans not approved by
   security holders                    485,000                    $1.20                      ---
                            ------------------------          -------------            ----------------
Total                                2,412,000                    $1.81                   1,930,000
                            ========================          =============            ================

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

         Options outstanding under equity compensation plans at March 31, 2004, were, (see Note 5 "Stockholders' Equity" of Notes to Consolidated Financial Statements included in this report for further information regarding the option plans):

                                                              WEIGHTED AVERAGE
                                                               EXERCISE PRICE
                       PLAN            OPTIONS OUTSTANDING        PER SHARE
                       ----            -------------------        ---------
                       1996                  298,000                $1.39
                       1997                  267,000                $1.49
                       1998                  442,000                $2.29
                       2000                  920,000                $2.12
                 -----------------     -------------------  --------------------
                      Total                1,927,000                $1.96
                 =================     ===================  ====================

         Warrants outstanding under equity compensation plans consisted of 485,000 warrants issued in December 2003 at exercise prices ranging from $1.00 to $1.50 per share and vested immediately. The warrants were issued as consideration for strategic consulting and investor relations services and expire 5 years from the date of grant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As described in Item 11 of this report, in December 2002, we entered into a Securities Purchase Agreement with Laurus, which was amended on August 4, 2003. Pursuant to that amended agreement, we issued to Laurus the 2002 Note and 2002 Warrant. The net proceeds from the note were used for general working capital. The 2002 Note, as amended, which is being amortized over a 24-month period terminating on June 30, 2005, may be repaid, at our option, in cash or through the issuance of shares our common stock under certain circumstances. In connection with this financing, we paid a $200,000 fee to an affiliate of Laurus.

         On July 31, 2003, we obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus. In connection with this financing, we issued to Laurus the 2003 Warrant. The amount available under this revolving credit facility is reduced by the balances outstanding on the 2002 Note and the 2003 Note.

         On December 4, 2003, we issued to Laurus the 2003 Note, which consisted of $900,000 that we had borrowed under the credit facility and $500,000 in additional borrowings. The net proceeds from the 2003 Note were used for general working capital. The 2003 Note matures on December 3, 2006. The fixed conversion price, upon which potential issuances of our common stock to satisfy the obligations of the 2003 Note are based, is $1.30. The 2003 Note, which is being amortized over a 36-month period terminating on December 4, 2006, may be repaid, at our option, in cash or through the issuance of shares our common stock under certain circumstances. Beginning with April 1, 2004 through November 2006, we are required to pay principal payments of $30,000 plus accrued interest. On December 1, 2006, we are required to pay the entire balance of the 2003 Note plus accrued interest. In connection with this financing, we paid a $140,000 fee to an affiliate of Laurus.

         As a result of these transactions, Laurus became the beneficial owner of more than 5% of our outstanding common stock if contractual beneficial ownership and conversion limitations (as described in Item 11 of this report) are disregarded.

         In October 2003, we borrowed $100,000 from Mr. Amrit Das, our Chief Executive Officer, and issued to him a 1% interest bearing unsecured promissory note. The proceeds were used for working capital. The principal along with the accrued interest are due on or before March 31, 2005. As of March 31, 2004, the total outstanding principal balance on this note was $100,000, which is included in the current portion of our long-term debt.

         In October 2003, we borrowed $155,000 from Mr. Jyoti Chatterjee, our then President and Chief Operating Officer, and issued to him a 1% interest bearing unsecured promissory note. The proceeds were used to pay off the telephone switch lease early in order for us to obtain title to the switch and be able to sell it. As of March 31, 2004, we had repaid the entire balance of this loan and all accrued interest in full.

         In February 2002, Mr. Amrit Das and Mr. Jyoti Chatterjee pledged some of their personal assets as collateral to finance our $500,000 telecommunications switch. In December 2003, when the telecommunications switch was sold, the collateral restrictions on their personal assets from this transaction were removed.

         In November 2000, we entered into a non-interest bearing secured loan agreement and promissory note for $85,000 with Mr. Stephen Owen, one of our officers. The loan was secured by Mr. Owen's pledge of the proceeds from the exercise and sale of his vested options. Mr. Owen repaid the balance of this loan in full in April 2003.

         In March 1999, Mr. Amrit Das personally guaranteed a term loan from a bank in India. The term loan is secured by substantially all of our assets located in India. The loan bears an annual interest of 16.6% payable monthly. The principal is payable in quarterly installments beginning June 2000 and ending March 2005. At March 31, 2004, the balance on this loan was $263,000.

         We are a party to employment and separation agreements with related parties, as more particularly described in Item 10 of this report. In addition, Sormistha Das, who beneficially owned 9.9% of our outstanding shares of common stock as of June 8, 2004, serves as our assistant controller.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a) Exhibits

              2.1 Stock Purchase Agreement dated March 27, 2000 between the registrant, Allegria Software, Inc. and GRAL, Inc. (1)

              2.2 Shareholders Agreement dated May 25, 2000 between the registrant and Anup Das, individually and on behalf of the Indian Shareholders (defined therein) (1)

              2.3 Stock Purchase Agreement dated April 16, 2004, between the registrant and Rakesh Kapoor (2)

              3.1 Form of Restated Certificate of Incorporation of the registrant filed with the Delaware Secretary of State on August 28, 2000 (3)

              3.5   Bylaws of the registrant (5)

              10.1 netGuru, Inc. Securities Purchase Agreement dated December 13, 2002 by and between the registrant and Laurus Master Fund, Ltd. (4)

              10.2 Amendment No. 1 to Securities Purchase Agreement dated as of December 13, 2002 by and between the registrant and Laurus Master Fund, Ltd. (6)

              10.3 6% Convertible Note dated December 13, 2002 in the principal amount of $2,000,000 made by the registrant in favor of Laurus Master Fund, Ltd. (4)

              10.4 Amendment No. 1 to Convertible Note in the principal amount of amount of $2,000,000 dated June 4, 2003 by and between the registrant and Laurus Master Fund, Ltd.(6)

              10.5 Common Stock Purchase Warrant dated December 13, 2002 issued by the registrant in favor of Laurus Master Fund, Ltd.(6)

              10.6 Security Agreement dated December 13, 2002 by and between the registrant and Laurus Master Fund, Ltd. (4)

              10.7 Security Agreement dated December 13, 2002 by and between U.S. subsidiaries of the registrant and Laurus Master Fund, Ltd. (4)

              10.8 Guarantee Agreement dated December 13, 2002 by and between U.S. subsidiaries of the registrant and Laurus Master Fund, Ltd. (4)

              10.9 Security Agreement dated July 31, 2003 by and between the registrant and Laurus Master Fund, Ltd. (7)

              10.10 Secured Convertible Note dated July 31, 2003 made by the registrant in favor of Laurus Master Fund, Ltd. (7)

              10.11 Common Stock Purchase Warrant dated July 31, 2003 issued by the registrant in favor of Laurus Master Fund, Ltd. (7)

              10.12 Registration Rights Agreement dated July 31, 2003 by and between the registrant and Laurus Master Fund, Ltd. (7)

              10.13 Amendment No. 2 to Securities Purchase Agreement dated
                    August 4, 2003, by and between the registrant and Laurus Master Fund, Ltd. (7)

              10.14 Amendment No. 2 to Secured Convertible Note dated August 4,
                    2003 by and between the registrant and Laurus Master Fund, Ltd. (7)

              10.15 Security Agreement dated December 4, 2003 by and between the registrant and Laurus Master Fund, Ltd. (8)

              10.16 Registration Rights Agreement dated December 4, 2003 by and between the registrant and Laurus Master Fund, Ltd. (8)

              10.17 Secured Convertible Note dated December 4, 2003 made by the registrant in favor of Laurus Master Fund, Ltd. (8)

              10.18 Amended and Restated Convertible Note dated December 4, 2003 in the principal amount of $2,400,000 made by the registrant in favor of Laurus Master Fund, Ltd. (9)

              10.19 Research Engineers, Inc. 1996 Stock Option Plan (5) (#)

              10.20 Research Engineers, Inc. 1997 Stock Option Plan (10) (#)

              10.21 Research Engineers, Inc. 1998 Stock Option Plan (11) (#)

              10.22 netGuru, Inc. 2000 Stock Option Plan (10) (#)

              10.23 netGuru, Inc. 2003 Stock Option Plan (12) (#)

              10.24 Employment Agreement dated June 1, 2001, by and between the registrant and Amrit K. Das (13) (#)

              10.25 Employment Agreement dated June 1, 2001, by and between the registrant and Jyoti Chatterjee (13) (#)

              10.26 Employment Agreement dated June 1, 2001, by and between the registrant and Clara Y. M. Young (13) (#)

              10.27 Employment Agreement dated June 1, 2001, by and between the registrant and Santanu Das (13) (#)

              10.28 Employee Loan Agreement and Promissory Note dated May 3,
                    2001 by and between the registrant and Santanu Das (14)

              10.29 Employee Loan Agreement and Promissory Note dated November
                    1, 2000 by and between the registrant and Stephen Owen (14)

              10.30 Standard Industrial/Commercial Single-Tenant Lease-Net dated
                    November 30, 1999 by and between Lowenberg Corporation and the registrant (14)

              10.31 Separation and Release Agreement dated December 24, 2003 by and between the registrant and Jyoti Chatterjee (8) (#)

              21    Subsidiaries of the registrant

              23    Consent of Independent Registered Public Accounting Firm

              31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

              32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------
# Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

(1) Filed as an exhibit to the registrant's Form 10-KSB for March 31, 2000 that was filed with the SEC on June 26, 2000 (File No. 0-28560), and incorporated herein by reference.

(2) Filed as an exhibit to the registrant's Form 8-K for April 16, 2004 that was filed with the SEC on April 28, 2004 (File No. 0-28560), and incorporated herein by reference.

(3) Filed as an exhibit to the registrant's information statement that was filed with the SEC pursuant to Section 14 (c) of the Securities Act on July 27, 2000 (File No. 0-28560), and incorporated herein by reference.

(4) Filed as an exhibit to the registrant's Form 8-K for December 5, 2002 that was filed with the SEC on December 20, 2002 (File No. 0-28560 and incorporated herein by reference.

(5) Filed as an exhibit to the registrant's registration statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA), and incorporated herein by reference.

(6) Filed as an exhibit to the registrant's Form 10-KSB for March 31, 2003 that was filed with the SEC on July 15, 2003 (File No. 0-28560), and incorporated herein by reference.

(7) Filed as an exhibit to the registrant's Form 8-Kfor July 25, 2003 that was filed with the SEC on August 7, 2003 (File No. 0-28560), and incorporated herein by reference.

(8) Filed as an exhibit to the registrant's registration statement on Form S-3 that was filed with the SEC on January 6, 2004 (File No. 333-112181), and incorporated herein by reference.

(9) Filed as an exhibit to the registrant's Form 8-Kfor April 27, 2004 that was filed with the SEC on June 3, 2004 (File No. 0-28560), and incorporated herein by reference.

(10) Filed as an exhibit to the registrant's registration statement on Form S-8 (Registration No. 333-84184) that was filed with the SEC on March 12, 2002, and incorporated herein by reference.

(11) Filed as an exhibit to the registrant's proxy statement that was filed with the SEC pursuant to Section 14 (a) of the Securities Act on November 12, 1998 (File No. 0-28560), and incorporated herein by reference.

(12) Filed as an exhibit to the registrant's Definitive Proxy Statement that was filed with the SEC pursuant to Section 14 (a) of the Securities Act on October 14, 2003 (File No. 0-28560), and incorporated herein by reference.

(13) Filed as an exhibit to the registrant's Form 10-KSB for March 31, 2001 that was filed with the SEC on July 13, 2001 (File No. 0-28560), and incorporated herein by reference.

(14) Filed as an exhibit to Amendment No. 1 to the registrant's Form 10-KSB for March 31, 2002 that was filed with the SEC on December 3, 2002 (File No. 0-28560), and incorporated herein by reference.

         (b) Reports on Form 8-K

                 The registrant filed a Form 8-K on March 15, 2004, for December 18, 2003, that contained "Item 5 - Other Events" and "Item 7 - Financial Statements and Exhibits." The Form 8-K contained revised consolidated financial statements for the fiscal year ended March 31, 2003 and notes to the financial statements, revised to present the results of the travel subsidiary of the registrant that was being held for sale as discontinued operations of the registrant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table presents fees for professional audit services rendered by KPMG LLP for the years ended March 31, 2004 and 2003.

                                                          2004            2003
                                                        ---------      ---------
             Audit Fees: (1)                            $235,000       $281,000
             Audit-Related Fees (2)                           --             --
             Tax Fees: (3)                                    --             --
             All Other Fees: (4)                              --             --
                                                        ---------      ---------
                 Total                                  $235,000       $281,000
                                                        =========      =========

(1) Audit Fees: Fees for professional services performed by KPMG for the audit of our annual financial statements and review of financial statements included in our 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-3 or Form S-8.

(2) Audit-Related Fees: KPMG LLP did not provide any audit-related services.

(3) Tax Fees: KPMG LLP did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from "Audit-Related" items.

(4) All Other Fees: KPMG LLP did not provide other permissible work for us that does not meet the above category descriptions.

PRE-APPROVAL POLICY

Our Audit Committee is responsible for approving all Audit, Audit-Related, Tax and Other Non-Audit Services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year.

Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by the company after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services. Such interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.

                         NETGURU, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1. Report of Independent Registered Public Accounting Firm F-2

2. Consolidated Financial Statements:

         Consolidated Balance Sheet as of March 31, 2004                   F-3

         Consolidated Statements of Operations for the years ended
         March 31, 2004 and 2003                                           F-4

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Loss for the years ended
         March 31, 2004 and 2003                                           F-6

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2004 and 2003                                           F-7

         Notes to Consolidated Financial Statements                        F-9

                                    REPORT OF

                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
netGuru, Inc.:

We have audited the consolidated financial statements of netGuru, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of netGuru, Inc. and subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for the years ended March 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on April 1, 2002.

                                  /s/ KPMG LLP

Costa Mesa, California
June 16, 2004, except as to the sixth paragraph of note 13 which is as of June 17, 2004

                         NETGURU, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 March 31, 2004

               (In thousands, except share and per share amounts)

                                     ASSETS

Current assets:
    Cash and cash equivalents                                          $  1,646
    Short-term investments                                                  100
    Accounts receivable (net of allowance for doubtful accounts
      of $615)                                                            3,352
    Income tax receivable                                                    16
    Notes and related party loans receivable                                 35
    Deposits                                                                 67
    Prepaid expenses and other current assets                             1,183
    Assets of subsidiary held for sale                                      258
                                                                       ---------

           Total current assets                                           6,657

Property, plant and equipment, net                                        2,215
Goodwill                                                                  2,941
Other assets                                                                217
                                                                       ---------

                                                                       $ 12,030
                                                                       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                  $    975
    Current portion of capital lease obligations                            109
    Accounts payable                                                        629
    Income tax payable                                                       55
    Accrued expenses                                                      1,160
    Deferred revenues                                                     1,888
    Other liabilities                                                       208
    Liabilities of subsidiary held for sale                                 103

                                                                       ---------

           Total current liabilities                                      5,127

Long-term debt, net of current portion                                    1,382
Capital lease obligations, net of current portion                           368
Deferred gain on sale-leaseback                                             747
                                                                       ---------

           Total liabilities                                              7,624
                                                                       ---------

Commitments and contingencies  (note 8)
Subsequent events (note 13)

Stockholders' equity:
    Preferred stock, par value $.01; authorized 5,000,000 shares;
      no shares issued and outstanding                                       --
    Common stock, par value $.01; authorized 150,000,000 shares;
      18,087,154 shares issued and outstanding                              181
    Additional paid-in capital                                           35,352
    Accumulated deficit                                                 (30,444)
    Accumulated other comprehensive loss:
      Cumulative foreign currency translation adjustments                  (683)
                                                                       ---------
           Total stockholders' equity                                     4,406
                                                                       ---------
                                                                       $ 12,030
                                                                       =========

          See accompanying notes to consolidated financial statements.


                                 NETGURU, INC. AND SUBSIDIARIES

                              Consolidated Statements of Operations

                               Years ended March 31, 2004 and 2003

                       (In thousands, except share and per share amounts)

                                                                      2004        2003
                                                                    ---------   ---------
Net revenues:
    Engineering and collaborative software products and services    $ 11,550    $  9,529
    IT services                                                        4,994       5,586
    Web-based telecommunications services                              1,154       3,173
                                                                    ---------   ---------

           Total net revenues                                         17,698      18,288

Cost of revenues:
    Engineering and collaborative software products and services       1,011         893
    IT services                                                        3,950       4,212
    Web-based telecommunications services                                725       2,804
                                                                    ---------   ---------

           Total cost of revenues                                      5,686       7,909

           Gross profit                                               12,012      10,379
                                                                    ---------   ---------

Operating expenses:
    Selling, general and administrative                               11,162      11,353
    Research and development                                           2,069       2,092
    Depreciation                                                         956       1,088
    Impairment charge                                                   --           259
    Restructuring charge                                                --           194
                                                                    ---------   ---------

           Total operating expenses                                   14,187      14,986
                                                                    ---------   ---------

           Operating loss                                             (2,175)     (4,607)
                                                                    ---------   ---------

Other expense (income):
    Interest, net                                                        610         267
    Other                                                               (129)        (38)
                                                                    ---------   ---------

           Total other expense                                           481         229
                                                                    ---------   ---------

Loss from continuing operations before income taxes and
    cumulative effect of a change in accounting principle             (2,656)     (4,836)

Income tax expense (benefit)                                              15        (204)
                                                                    ---------   ---------
Loss from continuing operations before cumulative effect
    of a change in accounting principle                               (2,671)     (4,632)

Loss from discontinued operations                                       (439)        (73)
                                                                    ---------   ---------
Loss before cumulative effect of a change in accounting principle     (3,110)     (4,705)
Cumulative effect of a change in accounting principle                   --        (5,824)
                                                                    ---------   ---------

           Net loss                                                 $ (3,110)   $(10,529)
                                                                    =========   =========

                          (continued on following page)

                                 NETGURU, INC. AND SUBSIDIARIES

                        Consolidated Statements of Operations (Continued)

                               Years Ended March 31, 2004 and 2003

                       (In thousands, except share and per share amounts)

                                                                       2004            2003
                                                                   ------------    ------------
Basic and diluted loss per common share:

Loss per common share from continuing operations                   $     (0.15)    $     (0.27)
Loss from discontinued operations                                        (0.03)             --
Cumulative per share effect of a change in accounting principle             --           (0.34)
                                                                   ------------    ------------

Basic and diluted loss per common share                            $     (0.18)    $     (0.61)
                                                                   ============    ============
Weighted average shares used in computing basic and diluted loss
   per common share                                                 17,602,584      17,309,704
                                                                   ============    ============

                  See accompanying notes to consolidated financial statements.

                                                 NETGURU, INC. AND SUBSIDIARIES

                             Consolidated Statements of Stockholders' Equity and Comprehensive Loss

                                               Years ended March 31, 2004 and 2003

                                              (In thousands, except share amounts)

                                         COMMON STOCK                                     ACCUMULATED                      TOTAL
                                 --------------------------   ADDITIONAL                     OTHER           TOTAL      COMPREHEN-
                        PREFERRED  NUMBER OF      PAR          PAID-IN      ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'    SIVE
                          STOCK     SHARES       VALUE         CAPITAL        DEFICIT     INCOME (LOSS)      EQUITY    INCOME (LOSS)
                          -----  ------------  ------------  ------------   ------------   ------------   ------------  ------------

Balance, March 31, 2002   $ --    17,265,850   $       173   $    33,057    $   (16,805)   $    (1,094)   $    15,331

    Net loss                --            --            --            --        (10,529)            --        (10,529)  $   (10,529)

    Foreign currency        --            --            --            --             --            243            243           243
       translation
                          -----  ------------  ------------  ------------   ------------   ------------   ------------  ------------

Comprehensive loss for
   the year ended March     --            --            --            --        (10,529)           243             --   $   (10,286)
   31, 2003
                                                                                                                        ============

Exercise of stock           --        32,800            --            55             --             --             55
   options

Issuance of common stock    --        26,500            --            56             --             --             56

Issuance of warrants        --            --            --           199             --             --            199

Other                       --            --            --           (45)            --             --            (45)
                          -----  ------------  ------------  ------------   ------------   ------------   ------------

Balance, March 31, 2003                   --    17,325,150           173        (27,334)          (851)         5,310

    Net loss                --            --            --            --         (3,110)            --         (3,110)  $    (3,110)

    Foreign currency
       translation          --            --            --            --             --            168            168           168
                          -----  ------------  ------------  ------------   ------------   ------------   ------------  ------------

Comprehensive loss for
   the year ended March
   31, 2004                 --            --            --            --         (3,110)           168             --   $    (2,942)
                                                                                                                        ============

Issuance of common stock    --       762,004             8         1,149             --             --          1,157

Issuance of warrants
   and options              --            --            --           881             --             --            881

                          -----  ------------  ------------  ------------   ------------   ------------   ------------

Balance, March 31, 2004   $ --    18,087,154   $       181   $    35,352        (30,444)   $      (683)   $     4,406
                          =====  ============  ============  ============   ============   ============   ============

                                  See accompanying notes to consolidated financial statements.

                                 NETGURU, INC. AND SUBSIDIARIES

                              Consolidated Statements of Cash Flows

                               Years ended March 31, 2004 and 2003
                                         (In thousands)
                                                                          2004        2003
                                                                        ---------   ---------
Cash flows from operating activities:
    Net loss                                                            $ (3,110)   $(10,529)
    Loss from discontinued operations                                       (439)        (73)
    Cumulative effect of change in accounting principle                       --      (5,824)
                                                                        ---------   ---------
    Loss from continuing operations                                       (2,671)     (4,632)
    Adjustments to reconcile loss from continuing
      operations to net cash used in operating activities:
        Depreciation and amortization                                      1,232       1,487
        Bad debt expense                                                      63          89
        Deferred income taxes                                                 --        (172)
        Expense recognized on issuance of stock, stock
          options and warrants                                               713          52
        Restructuring charge                                                  --         194
        Amortization of discount on loan                                      70          --
        Impairment charge                                                     --         259
        Loss on disposal of property                                          --           1
        Changes in operating assets and liabilities:
          Accounts receivable                                               (568)        382
          Notes and related party loans receivable                            51         183
          Income tax receivable                                              (15)        305
          Prepaid expenses and other current assets                         (161)        216
          Deposits                                                           610        (184)
          Other assets                                                        30         (22)
          Accounts payable                                                  (131)       (162)
          Accrued expenses                                                   202          27
          Income taxes payable                                               (35)       (118)
          Accrued restructuring costs                                       (199)       (152)
          Other current liabilities                                          (55)        (15)
          Deferred revenues                                                 (270)        288
          Deferred gain on sale-leaseback                                    (70)        (70)
          Change in assets and liabilities of
             subsidiary held for sale                                         --         172
                                                                        ---------   ---------

                  Net cash used in operating activities                   (1,204)     (1,872)
                                                                        ---------   ---------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                (94)       (222)
    Proceeds from sale of property, plant and equipment                      150          --
    Purchase of short-term investment                                       (100)         --
                                                                        ---------   ---------

                  Net cash used in investing activities                      (44)       (222)
                                                                        ---------   ---------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                               2,559       2,239
    Financing fees                                                          (175)       (214)
    Repayment of long-term debt                                           (1,812)       (225)
    Payment of capital lease obligations                                    (561)       (422)
    Issuance of common stock                                                  --          55
                                                                        ---------   ---------

                  Net cash provided by financing activities                   11       1,433
                                                                        ---------   ---------

    Effect of exchange rate changes on cash and cash equivalents             111         256
                                                                        ---------   ---------

                  Decrease in cash and cash equivalents                   (1,126)       (405)

Cash and cash equivalents, beginning of year                               2,772       3,177
                                                                        ---------   ---------

Cash and cash equivalents, end of year                                  $  1,646    $  2,772
                                                                        =========   =========

                        (continued on the following page)

                                 NETGURU, INC. AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows (Continued)

                               Years Ended March 31, 2004 and 2003

                                         (In thousands)

                                                                          2004        2003
                                                                        ---------   ---------

Supplemental disclosure of cash flow information: Cash paid for:
      Interest                                                          $    316    $    308
                                                                        =========   =========
      Income taxes                                                      $     61    $     72
                                                                        =========   =========

Supplemental disclosure of non-cash investing and financing activities:
    Acquisition of equipment under capital leases                       $     --    $     28
    Repayment of convertible debt with common stock                     $    991    $     --

                  See accompanying notes to consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       Years Ended March 31, 2004 and 2003

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION

       netGuru, Inc. (the "Company") was incorporated in 1981 in the state of New Jersey and reincorporated in the state of Delaware in 1996 under the name Research Engineers, Inc. Effective February 18, 2000, the Company's name was changed to netGuru.com. Effective February 25, 2000, the Company's name was changed to netGuru, Inc. netGuru is an integrated Internet technology and services company providing Internet and PC-based engineering and collaborative software products and services, information technology ("IT") services, and Web-based telecommunications services.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of netGuru, Inc. and its wholly-owned subsidiaries. All significant transactions among the consolidated entities have been eliminated upon consolidation.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At March 31, 2004, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations approximated their fair value, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date. The estimated fair value of the Company's long-term debt at March 31, 2004, determined by using the effective rate of interest on this indebtedness, was approximately $2.8 million.

       FOREIGN CURRENCY TRANSLATION

       The financial condition and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at the fiscal year-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective fiscal years. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations and are not material for fiscal 2004 and 2003.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

       SHORT-TERM INVESTMENTS

       Short-term investments consist of certificates of deposits with a maturity date greater than three months when purchased.

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

       GOODWILL

       The Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" on April 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption. SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption.

       The Company assessed the fair values of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and determined that an impairment write-down for its IT services division was required. In accordance with the provisions of SFAS No. 142, the Company recorded an impairment charge of $5,824,000 to IT services goodwill in fiscal 2003 as a cumulative effect of a change in accounting principle.

       The Company is required to perform additional reviews for impairment annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The Company performed its annual review and determined that, as of March 31, 2004 and March 31, 2003 no additional impairment of goodwill existed,

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

       The balance of goodwill at March 31, 2004 was $2,941,000. The following table reconciles changes to goodwill for the year ended March 31, 2003 (in thousands of dollars):

       Balance as of March 31, 2002                                 $     8,765
          Cumulative effect of a change in accounting principle          (5,824)
                                                                    -----------
       Balance as of March 31, 2003 and 2004                        $     2,941
                                                                    -----------

       IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

       The Company accounts for its long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

       The Company capitalizes costs related to the development of certain software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalization of costs begins when technological feasibility is established and ends when the product is available for general release to customers. As of March 31, 2004, capitalized costs of approximately $69,000, net of accumulated amortization, were included in other assets. Approximately $38,000 of this amount represents software developed in-house and $31,000 represents the cost of software developed on the Company's behalf by third parties. Additions to capitalized software were $0 and $28,000 during fiscal 2004 and 2003, respectively.

       The Company amortizes capitalized software development costs and purchased technology using the straight-line method over two to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to cost of revenues was approximately $276,000 and $287,000 for fiscal 2004 and 2003, respectively. Accumulated amortization of capitalized software was $935,000 and $625,000 as of March 31, 2004 and 2003, respectively.

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

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

       Revenue from software sales is recognized when persuasive evidence of an arrangement exists, delivery has been completed and no significant post-contract support obligations remain outstanding, the price to the Company's buyer is fixed or determinable and collection of the resulting receivable is probable. Since the second quarter of fiscal 2003, the Company has provided a 15-day right of return (from the date of purchase) on the purchase of a product during which time the customer may return the product subject to a $50 restocking fee per item returned. Since the Company's product returns have historically not been material, the Company does not make any provisions for such returns. Customers may choose to purchase maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

       In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue, with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. The Company determines the fair value of each element in multi-element transactions based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately.

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

       The Company sells its engineering and collaborative software along with a maintenance package. This constitutes a multiple element arrangement. The price charged for the maintenance portion is the same as when the maintenance is sold separately. The fair values of the maintenance contracts sold in all multiple element arrangements are recognized over the terms of the maintenance contracts. The engineering and collaborative software portion is recognized when persuasive evidence of an arrangement exits, price is fixed and determinable, when delivery is complete, collection of the resulting receivable is probable and no significant obligations remain.

       Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to three months. The Company did not have any fixed price contracts at March 31, 2004.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

       Revenues from call termination services are recognized at gross sales value, with the applicable cost separately stated in the cost of revenues. Revenues from the Company's own phone card sales are deferred and recognized based on usage, whereas revenues from resale of third-party phone cards are recognized net of returns since no significant obligations remain once the product is delivered. Other products and services sold via Internet portals, where the Company is an agent, are recognized net of purchase costs when the products and services are delivered and collection is probable.

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

       RESEARCH AND DEVELOPMENT

       The Company's research and development ("R&D") costs consist mainly of developers' salaries. The Company follows the provisions of SFAS No. 86 to capitalize software development costs when technological feasibility has been established and to stop capitalization when the product is available for general release to customers. The Company expenses development costs when they are related to enhancement of existing software products.

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

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

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

       As required by SFAS No. 123, the Company discloses below the pro forma effect on operations, and the Black-Scholes option pricing model assumption information for stock options, as if compensation costs were recorded at the estimated fair value of the stock options granted (dollars in thousands, except amounts per share):

              For the fiscal years ended March 31,           2004        2003
                                                          ----------   ---------

              Net loss - as reported                      $  (3,110)   $(10,529)
              Deduct:  Stock-based compensation expense
                  determined under the fair value based
                  method for all awards, net of tax             694       1,575

                                                          ----------   ---------
              Net loss - pro forma                           (3,804)    (12,104)
                                                          ==========   =========
              Basic and diluted net loss per share -
                  as reported                             $   (0.18)   $  (0.61)
                  pro forma                                   (0.22)      (0.70)
                                                          ==========   =========
              Weighted average fair value of options
                  granted                                 $    1.24    $   1.97
                                                          ==========   =========
              Black-Scholes option pricing model
                  assumptions:
                       Dividend yield                            --          --
                       Expected volatility                      108%        111%
                       Risk-free interest rate                 3.09%       3.19%
                       Expected option lives (in years)         6.5         6.8

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

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

       RECLASSIFICATIONS

       Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 presentation.

       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       The Emerging Issues Task Force (EITF) recently reached a consensus for EITF 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides accounting guidance for allocation of revenue where delivery or performance of products or services may occur at different points in time or over different periods. The Company adopted this consensus on July 1, 2003. Under EITF No. 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The adoption of EITF 00-21 did not materially impact the Company's consolidated financial condition or results of operations.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of SFAS No. 150 did not materially impact the Company's consolidated financial condition or results of operations.

       In July 2003, the EITF reached a consensus on EITF 03-5, "Applicability of AICPA SOP 97-2 to Non-Software Deliverables." EITF 03-5 provides accounting guidance on whether non-software deliverables (for example, non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2. In general, any non-software deliverables are within the scope of SOP 97-2 if the software deliverable is essential to the functionality of the non-software deliverables. The Company adopted this consensus in fiscal 2004. The adoption of EITF 03-5 did not materially impact the Company's consolidated financial condition or results of operations.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

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

       The restructuring charge related to the consolidation of technical support facilities was $166,000, of which $49,000 related to accrued severance payments for the two terminated employees and $117,000 related to contractual lease obligations for the vacated space. During fiscal 2003, the Company made cash payments of $55,000 for severance expenses relating to the termination of one of the employees and $47,000 for lease payments for the vacated office space. During fiscal 2004, the Company paid the remaining $19,000 for lease payments for the vacated office space.

       The elimination of the in-house legal department primarily consisted of the termination of one employee whose position was not refilled, and the charge initially was estimated to be $42,000. In fiscal 2002, the Company paid $52,000 toward this restructure charge. Additional charges of $41,000 and $199,000 were recorded in fiscal 2002 and in fiscal 2003, respectively, since the original estimate of severance expenses was insufficient. During fiscal 2003, the Company paid $50,000 toward settlement of obligations due to the terminated employee. During fiscal 2004, the Company paid the remaining settlement obligation of $180,000.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

       Activity relating to the restructuring charge is as follows (in thousands):

                               REFOCUS OF    REFOCUS OF   CONSOLIDATION  ELIMINATION
                                   ISP         PORTAL      OF TECHNICAL   OF LEGAL         TOTAL
                               OPERATIONS    OPERATIONS      SUPPORT     DEPARTMENT
                              ------------   ------------   ----------   ------------   ------------
       March 31, 2000                  --             --           --             --             --
       Restructuring charge   $     1,998            194    $     166    $        42    $     2,400
       Asset write-off             (1,827)            --           --             --         (1,827)
       Cash payments                  (70)          (194)          --             --           (264)
                              ------------   ------------   ----------   ------------   ------------
       March 31, 2001                 101             --          166             42            309

       Cash payments                   --            (67)         (58)           (52)          (177)
       Adjustments                    (67) a          67  a       (16) b          41  b          25
                              ------------   ------------   ----------   ------------   ------------

       March 31, 2002                  34             --           92             31            157

       Cash payments                   --             --         (102)           (50)          (152)
       Adjustments                    (34) c          --           29  c         199  c         194
                              ------------   ------------   ----------   ------------   ------------

       March 31, 2003                  --             --           19            180            199

       Cash payments                   --             --          (19)          (180)          (199)
                              ------------   ------------   ----------   ------------   ------------

       March 31, 2004         $        --    $        --    $      --    $        --    $        --
                              ============   ============   ==========   ============   ============

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

           As of March 31, 2004, no accrued restructuring charges remained.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

(3)     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment, at cost, as of March 31, 2004 consisted of the following (in thousands):

                     Land                                               $    26
                     Buildings and leasehold improvements                   888
                     Office and computer equipment, software
                         and furniture                                    6,224
                     Assets under capital lease                             942
                                                                        --------
                                                                          8,080
                     Less accumulated depreciation and amortization      (5,865)
                                                                        --------
                     Property, plant and equipment, net                 $ 2,215
                                                                        ========

       On December 15, 1999, the Company consummated a sale and leaseback transaction involving its Yorba Linda, California facility. Concurrent with the sale, the Company entered into a fifteen-year operating lease on the facility (see Note 8 "Commitments and Contingencies"). The net book value of the land and building and the related mortgage were removed from the Company's consolidated balance sheet and the lease payments are being charged to expense as incurred. The gain on the sale transaction of $1,047,000 has been deferred and is being recognized on a straight-line basis over the period of the lease as a reduction in lease expense. The deferred gain, net of accumulated amortization, was $747,000 as of March 31, 2004.

(4)    LONG-TERM DEBT

       On December 13, 2002, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, the Company issued to Laurus a 6% Convertible Note (the "2002 Note") in the principal amount of $2,000,000 maturing on December 12, 2004 and a warrant to purchase up to 200,000 shares of the Company's common stock at the following exercise prices: $1.76 per share for the purchase of up to 125,000 shares; $2.08 per share for the purchase of an additional 50,000 shares; and $2.40 per share for the purchase of an additional 25,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock (if the fair market value of a single share of common stock exceeds the value of the per share warrant exercise price), or by a combination of both. The warrant expiration date is December 13, 2007.

       The 2002 Note was recorded net of a discount of $214,000 representing the estimated fair value of the warrant. The proceeds, net of fees and expenses, from the 2002 Note were $1,786,000. The discount is being amortized over the life of the 2002 Note using the effective interest rate method.

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

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

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

       The 2002 Note may be repaid, at the Company's option, in cash or through the issuance of shares our common stock under certain circumstances described in the Agreement. At any time before the 2002 Note is fully paid, Laurus may choose to convert all or part of the accrued interest on and/or principal of the 2002 Note at the conversion price then in effect, subject to certain contractual beneficial ownership and volume limitations as described in the Agreement.

       At March 31, 2004, the Company had a principal balance of $730,000, excluding unamortized fees and beneficial conversion adjustments, under the 2002 Note. Each of the Company's domestic subsidiaries also signed a guaranty of payment in favor of Laurus.

       On July 31, 2003, the Company obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus (the "Facility"). The amount available under this Facility is reduced by the balances outstanding on the 2002 Note and the 2003 Note (defined below).

       Borrowings under the Facility accrued interest, initially, at an annual rate equal to the greater of 5% or the prime rate plus 1%. Beginning November 1, 2003, the interest rate may be adjusted every month based on certain registration requirements and on the volume weighted average price of the Company's common stock. No adjustments were made to the interest rate during the period ended March 31, 2004. Obligations owed under this Facility may be repaid at the Company's option in cash or through the issuance of shares of our common stock at the fixed conversion price of $1.30 per share, subject to volume limitations, as described in the Facility. The Facility has a three-year term, which automatically renews every three years unless cancelled in writing by the Company or by Laurus under certain conditions. An early termination fee of up to $120,000 will be payable if the Facility is terminated prior to August 1, 2006. The Facility also provides the Company, under certain conditions, the flexibility to borrow additional amounts up to $1,000,000 above what is available based upon eligible accounts receivable. Any such additional borrowings will accrue interest at a rate of 0.6% per month, payable monthly.

       In connection with this Facility, the Company paid Laurus a fee of $140,000. The Company also issued to Laurus, a five-year warrant to purchase 180,000 shares of the Company's common stock, exercisable at various prices. The fair market value of this warrant estimated using the Black-Scholes option-pricing model was $201,000, which was recorded as a discount. Laurus may also receive additional five-year warrants to purchase up to 400,000 shares of our common stock at an exercise price equal to 125% of the fixed conversion price based upon how much of the outstanding obligation under the Facility is converted to equity. As of March 31, 2004, none of the additional five-year warrants had been issued. The Facility is secured by a general security interest in the assets of the Company and its subsidiaries.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

       During fiscal 2004, the Company borrowed $900,000 under this facility and recognized approximately $140,000 of debt discount as a result of the beneficial conversion rate of the debt. On December 4, 2003, the outstanding balance of $900,000 under the Facility was refinanced with Laurus along with $500,000 of additional borrowings into a three-year, 5% secured convertible note ("2003 Note"). The interest rate on the 2003
       Note is equal to the greater of the prime rate plus 1.0% or 5% and is payable in arrears commencing January 1, 2004. The 2003 Note matures on December 3, 2006. The fixed conversion price, upon which potential issuances of the Company's common stock to satisfy the obligations of the 2003 Note are based, is $1.30. At March 31, 2004, the Company had no borrowings under the Facility and a principal balance of $1,400,000, excluding fees and beneficial conversion adjustments, under the 2003 Note.

       The Company was required to use the net proceeds from the 2003 Note for general corporate purposes only. The Company is also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. At March 31, 2004, the Company was in compliance with this covenant.

       Long-term debt, including capital lease obligations, consisted of the following at March 31, 2004 (in thousands):


       Term loan from a bank in India, bearing interest at 16.6% per annum payable monthly, principal due in quarterly installments beginning
           June 2000 and ending March 2005, secured by substantially all of the
           Company's assets located in India and guaranteed by a major
           stockholder (see Note 6)                                                           $     263

       Revolving line of credit from a bank in India, bearing interest at 14.5%
           per annum, secured by substantially all of the Company's assets
           located in India, maturing September 2004.                                               194

       Convertible note (2002 Note), bearing 5.0% interest per annum, secured by a general security interest in the Company's assets and the assets of its domestic subsidiaries. Principal monthly payments of $75,000 and
           interest through June 2005                                                               730

       Convertible note (2003 Note), bearing 5.0% interest per annum, secured by a general security interest in the Company's assets and the assets of its domestic subsidiaries. Principal monthly payments of $30,000 and
           interest due through December 2006                                                     1,400

       Capital lease obligations maturing at dates ranging from May 2004 to
           November 2008, secured by the leased assets                                              477

       Note payable, bearing interest at 1.0% per annum, principal and accrued
           interest due on or before March 31, 2005 (see Note 6)                                    100

      Other                                                                                          41
                                                                                              ----------
               Total long-term debt before unamortized discount                                   3,205
                     Less: Unamortized discount                                                   (371)
                                                                                              ----------
               Long-term debt                                                                     2,834
                     Less: current portion                                                        1,084
                                                                                              ----------
                                                                                              $   1,750
                                                                                              ==========

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

       The long-term debt, excluding unamortized discount, and capital lease obligations mature in each of the following years ending March 31 (in thousands):

                                                     LONG-TERM   CAPITAL LEASE
                                                        DEBT      OBLIGATIONS
                                                     ---------   -------------

                   2005                              $  1,235    $        184
                   2006                                   635             172
                   2007                                   728             156
                   2008                                    46             117
                   2009                                    42              41
                   Thereafter                              42              --
                                                     ---------   -------------
                   Total minimum payments            $  2,728             670
                                                     =========

                   Less amount representing interest                     (193)
                                                                 -------------
                   Present value of minimum capital
                       lease payments                            $        477
                                                                 =============

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

(5)    STOCKHOLDERS' EQUITY

       WARRANTS

       The Company has issued warrants in the past relating to certain acquisitions, issuances of stock, financing activities and as consideration for services to the Company.

       The following table summarizes the fair value of warrant issuances and the assumptions used in determining fair value.

                                                            Estimated
                             Number of   Exercise price     life (in                       Risk-free    Fair value of
       Grant date            warrants      per share         years)         Volatility       rate        warrants(a)
       ----------            --------      ---------         ------         ----------       ----        -----------

      September 1999          170,000     $4.71-$4.84        3 - 5             93%           6.72%         $542,000
      February 2000           200,000        $38.00            5               93%           6.72%       $4,666,000
      March 2000              102,000        $28.50          3 - 5             93%           6.72%       $4,303,000
      June 2000                60,000        $19.00            5              146%           4.87%         $979,000
      May-June 2000            53,300   $16.50 - $23.46        3              146%           4.87%         $717,000
      November 2000           200,000        $3.93             5              146%           4.87%       $1,188,000
      December 2002           200,000     $1.76-$2.40          5              100%           3.0%          $200,000
      July 2003               180,000     $1.50-$1.89          5              122%           3.24%         $201,000
      December 2003           485,000     $1.00-$1.50          5              116%           3.14%         $504,000

(a) Fair value was determined using the Black-Scholes option-pricing model.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

       The following table summarizes the warrant activity (number of shares in thousands):

                                                        NUMBER OF       WEIGHTED
                                                          SHARES        AVERAGE
                                                        UNDERLYING      EXERCISE
                                                         WARRANTS        PRICE
                                                        ---------     ----------

       Outstanding at March 31, 2002                         650      $   20.76
       Issued                                                200           1.92
       Exercised                                              --             --
       Forfeited                                             (27)         15.28
                                                          -------     ----------

       Outstanding at March 31, 2003                         823      $   16.37
       Issued                                                665           1.33
       Exercised                                              --             --
       Forfeited                                             (53)         16.93
                                                          -------     ----------
       Outstanding at March 31, 2004                       1,435      $    9.38
                                                          =======     ==========

       STOCK OPTION PLANS

       The Company has adopted the following employee stock option plans:


                                                                                      SHARES
                                                     ADOPTED        TERMINATES      AUTHORIZED
                                                  --------------  ---------------  ------------
         NetGuru, Inc. 2003 Stock Option Plan     December 2003    December 2013     1,000,000
             (the "2003 Plan")
         NetGuru, Inc. 2000 Stock Option Plan
             (the "2000 Plan")                    December 2000    November 2010     1,000,000
         Research Engineers, Inc. 1998 Stock
             Option Plan (the "1998 Plan")        December 1998    November 2008     1,000,000
         Research Engineers, Inc. 1997 Stock
             Option Plan (the "1997 Plan")        February 1997    February 2007       600,000
         Research Engineers, Inc. 1996 Stock
             Option Plan (the "1996 Plan")        April 1996       April 2006          588,000

       Each plan provides for the granting of shares as either incentive stock options or non-qualified stock options. Options under all plans generally vest over 3 years, though the vesting periods may vary from option to option, and are exercisable subject to continued employment and other conditions. As of March 31, 2004, there were 1,000,000 options available for grant and none outstanding and exercisable under the 2003 Plan, there were 79,000 options available for grant and 507,000 options exercisable under the 2000 Plan, 441,000 options available for grant and 442,000 options exercisable under the 1998 Plan, 110,000 options available for grant and 267,000 options exercisable under the 1997 Plan, and 101,000 options available for grant and 298,000 options exercisable under the 1996 Plan.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

       The following is a summary of activity related to all outstanding stock options (number of shares in thousands):

                                                                     WEIGHTED
                                                                     AVERAGE
                                                       NUMBER OF  EXERCISE PRICE
                                                         SHARES     PER OPTION
                                                       ---------  --------------
                Outstanding at March 31, 2002             1,916   $       2.67
                Granted                                     125           1.97
                Exercised                                   (30)          1.53
                Forfeited                                   (85)          3.54
                                                       ---------
                Outstanding at March 31, 2003             1,926          2.61
                Granted                                     468           1.24
                Exercised                                    --             --
                Forfeited                                  (367)          2.15
                                                       ---------
                Outstanding at March 31, 2004             2,027   $       2.38
                                                       =========

       The following table summarizes options outstanding and exercisable by price range at March 31, 2004:


                                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                            --------------------------------------------  ----------------------
                                           WEIGHTED-
                                            AVERAGE                                    WEIGHTED-
                                           REMAINING                      EXERCISABLE   AVERAGE
           RANGE OF          NUMBER OF    CONTRACTUAL   WEIGHTED-AVERAGE   AT MARCH    EXERCISE
        EXERCISE PRICES       SHARES         LIFE        EXERCISE PRICE    31, 2004      PRICE
        ---------------       ------         ----        --------------    --------      -----

       $  0.00 - $  1.25      200,000        4.7              $1.07        100,000        $1.07
       $  1.25 - $  1.35      169,000        8.9              $1.30         66,000        $1.30
       $  1.35 - $  1.50      795,000        4.5              $1.44        648,000        $1.44
       $  1.50 - $  3.80      745,000        6.0              $2.70        682,000        $2.77
       $  3.80 - $  7.60       10,000        5.5              $4.25         10,000        $4.25
       $  7.60 - $ 11.40      100,000        5.8             $10.46        100,000       $10.46
       $ 11.40 - $ 19.00        8,000        6.3             $18.06          8,000       $18.06
                           -----------                                   ----------
              Total         2,027,000                                    1,614,000
                           ===========                                   ==========

       At March 31, 2004, the range of exercise prices and the weighted average remaining contractual life of outstanding options were $1.07 to $18.06 and 5.5 years, respectively.

(6)    RELATED PARTY TRANSACTIONS

       As discussed in Note 4 "Long-Term Debt" and Note 13 "Liquidity," the Company issued two convertible debt instruments, the 2002 Note and the 2003 Note, to Laurus. As a result of this financing, Laurus became the beneficial owner of more than 5% of the Company's outstanding common stock if contractual beneficial ownership and conversion limitations are disregarded. In connection with the 2002 Note and the 2003 Note, the Company paid fees of $200,000 and $140,000, respectively, to an affiliate of Laurus.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

       In October 2003, the Company issued a 1.0% interest bearing promissory note for $100,000 to Mr. Amrit Das, the Company's chief executive officer. The proceeds from this financing were used for working capital. The principal along with the accrued interest is due on or before March 31, 2005. As of March 31, 2004, the total outstanding principal balance on this note was $100,000, which is included in the current portion of long-term debt.

       In October 2003, the Company borrowed $155,000 from Mr. Jyoti Chatterjee, the Company's then President and Chief Operating Officer, and issued to him a 1% interest bearing unsecured promissory note. The proceeds were used to pay off the telephone switch lease early in order for the Company to obtain title to the switch and to be able to sell it. As of March 31, 2004, the Company had repaid the entire balance of this loan and all accrued interest in full.

       In February 2002, Mr. Amrit Das and Mr. Jyoti Chatterjee, the
       Company's then President and Director, pledged certain of their personal assets as collateral to finance the Company's $500,000 telephony switch. In December 2003, when the telephony switch was sold, the collateral restrictions on their personal assets from this transaction were removed.

       In November 2000, Mr. Stephen Owen, an officer of the Company, issued a promissory note to the Company for $85,000, which loan was secured by his pledge of the proceeds from the exercise and sale of his vested options. Mr. Owen repaid the balance of this loan in full in April 2003.

       In March 1999, Mr. Amrit Das personally guaranteed a term loan from a bank in India. The term loan is secured by substantially all of the Company's assets located in India. The loan bears an annual interest of 16.6% payable monthly. The principal is payable in quarterly installments beginning June 2000 and ending March 2005. At March 31, 2004, the Company owed $263,000 on this loan (see Note 4 "Long-Term Debt").

 (7)   RETIREMENT PLANS

       The Company and certain of its subsidiaries have adopted qualified cash or deferred 401(k) retirement savings plans. The domestic plan covers substantially all domestic employees who have attained age 21 and have had one year of service. Employees may contribute up to 14% of their compensation. The Company makes matching contributions to the plan of 37% to 50% of the employees' elective contributions for the first 6% of compensation. The international employees are not covered by any retirement plans. For the years ended March 31, 2004 and 2003, Company contributions to the domestic retirement plans were approximately $95,000 and $153,000, respectively.

(8)    COMMITMENTS AND CONTINGENCIES

       The Company leases certain facilities and equipment under non-cancelable operating leases. The facility leases include options to extend the lease terms and provisions for payment of property taxes, insurance and maintenance expenses.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

       At March 31, 2004, future minimum annual rental commitments under these lease obligations were as follows (in thousands):

                     Year ending March 31:
                         2005                                    521
                         2006                                    480
                         2007                                    421
                         2008                                    385
                         2009                                    355
                         Thereafter                            1,816
                                                            ---------
                                                            $  3,978
                                                            =========

       Rent expense was $627,000 and $698,000 for the years ended March 31, 2004 and 2003, respectively.

       The Company is a party to various litigation arising in the normal course of business. Management believes the disposition of these matters will not have a material impact on the Company's consolidated financial condition or results of operations.

(9)    INCOME TAXES

       The components of loss from continuing operations before income taxes are as follows for the years ended March 31, (in thousands):

                                                       2004            2003

                        United States             $     (2,708)    $     (4,855)
                        Foreign                             52               19
                                                  -------------    -------------
                          Total                         (2,656)          (4,836)
                                                  =============    =============

       The (benefit) provision for taxes on income from continuing operations is comprised of the following for the years ended March 31, (in thousands):

                                                      2004              2003
                                                  -------------    -------------
                    Current:
                        Federal                   $         --     $       (159)
                        State                                6                2
                        Foreign                              9              125
                                                  -------------    -------------
                                                            15              (32)
                    Deferred:
                        Federal                             --             (134)
                        State                               --              (38)
                        Foreign                             --               --
                                                  -------------    -------------
                                                            --             (172)
                                                  -------------    -------------
                          Total                   $         15     $       (204)
                                                  =============    =============

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

       The reported (benefit) provision for taxes on income from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows for the years ended March 31, (in thousands):

                                                              2004       2003
                                                            --------  ---------

              Income tax benefit at statutory rate          $  (903)  $ (1,644)
              State taxes, net of federal benefits              (52)      (144)
              Foreign income tax rate differential               (8)       119
              U.S. tax on foreign earnings,
                 previously deferred under APB 23                22        600
              Change in valuation allowance                     975        862
              Research and development credits                  (16)         -
                 Other                                           (3)         3
                                                            --------  ---------
                    Total                                   $    15   $   (204)
                                                            ========  =========

       The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences for continuing operations at March 31, 2004 are as follows (in thousands):

                                                                          2004
                                                                        --------

                 Deferred tax assets:
                     Accrued vacation                                   $    76
                     Allowance for doubtful accounts                         71
                     Amortization of intangibles                          1,618
                     Net operating loss carryforwards                     7,383
                     Research and development credit
                         carryforwards                                      183
                     Gain on sale of property                               299
                                                                        --------
                            Total deferred tax assets                     9,630
                            Less: valuation allowance                    (8,829)
                                                                        --------
                            Net deferred tax assets                         801
                                                                        ========

                 Deferred tax liabilities:
                     Depreciation                                          (179)
                     U.S. tax on foreign earnings, net of
                        Foreign tax credit                                 (622)
                                                                        --------
                            Total deferred tax liabilities              $  (801)
                                                                        ========

       At March 31, 2004, the Company had tax net operating loss carryforwards of approximately $19,748,000 for federal income tax purposes and

       $11,142,000 for state income tax purposes, which expire at varying dates beginning in 2019 and 2006, respectively. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

       In addition to the net operating loss carryforwards, the Company has, for federal income tax purposes, $103,000 of research and development credit carryforwards, which expire at varying dates beginning in 2013. Additionally, the Company has, for state income tax purposes, $80,000 of research and development credit, which carries forward indefinitely.

       In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of March 31, 2004, the Company had provided a valuation allowance of $8,829,000 to reduce the net deferred tax assets due in part to the potential expiration of certain tax credit and net operating loss carryforwards prior to their utilization. The net change in the deferred tax asset valuation allowance for fiscal year 2004 was $1,150,000.

       Deferred taxes have been provided for U.S. federal and state income taxes and foreign withholding taxes on the portion of undistributed earnings on non-U.S. subsidiaries expected to be remitted. Applicable foreign taxes have also been provided.

(10)   SEGMENT AND GEOGRAPHIC DATA

       The Company is an integrated Internet and IT technology and services company. The Company's operating segments are:

         o    Engineering and collaborative software products and services;
         o    IT services;
         o    Web-based telecommunications services; and
         o    Center

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

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

       The significant components of worldwide operations by reportable operating segment are:

                                                               FOR THE YEAR
                                                              ENDED MARCH 31
                                                           ---------------------
                                                             2004        2003
                                                           ---------   ---------
                                                              (IN THOUSANDS)
                      NET REVENUES
           Engineering and collaborative software
              products and services                        $ 11,550    $  9,529
           IT services                                        4,994       5,586
           Web-based telecommunications services              1,154       3,173
                                                           ---------   ---------
                    Consolidated                           $ 17,698    $ 18,288
                                                           =========   =========

                      GROSS PROFIT
           Engineering and collaborative software
              products and services                        $ 10,539    $  8,636
           IT services                                        1,044       1,374
           Web-based telecommunications services                429         369
                                                           ---------   ---------
                    Consolidated                           $ 12,012    $ 10,379
                                                           =========   =========

                    OPERATING LOSS
           Engineering and collaborative software
              products and services                        $   (976)   $ (2,178)
           IT services                                         (126)       (156)
           Web-based telecommunications services                (40)       (885)
           Center                                            (1,033)     (1,388)
                                                           ---------   ---------
                    Consolidated                           $ (2,175)   $ (4,607)
                                                           =========   =========

            DEPRECIATION AND AMORTIZATION EXPENSE
                 CHARGED TO COST OF REVENUES
           Engineering and collaborative software
              products and services                        $    276    $    287
           IT services                                           --          --
           Web-based telecommunications services                 --         100
                                                           ---------   ---------
                    Consolidated                           $    276    $    387
                                                           =========   =========

         DEPRECIATION EXPENSE CHARGED TO OPERATIONS
           Engineering and collaborative software
              products and services                        $    936    $  1,054
           IT services                                            9          22
           Web-based telecommunications services                 11          12
                                                           ---------   ---------
                    Consolidated                           $    956    $  1,088
                                                           =========   =========

                   RESTRUCTURING CHARGE
           Engineering and collaborative software
              products and services                        $     --    $    194
           IT services                                           --          --
           Web-based telecommunications services                 --          --
                                                           ---------   ---------
                    Consolidated                           $     --    $    194
                                                           =========   =========

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

                                                               FOR THE YEAR
                                                              ENDED MARCH 31
                                                           ---------------------
                                                             2004        2003
                                                           ---------   ---------
                                                              (IN THOUSANDS)
                     IMPAIRMENT CHARGE
           Engineering and collaborative software
              products and services                        $     --    $     67
           IT services                                           --          --
           Web-based telecommunications services                 --         192
                                                           ---------   ---------
                    Consolidated                           $     --    $    259
                                                           =========   =========

              CUMULATIVE EFFECT OF A CHANGE IN
                    ACCOUNTING PRINCIPLE
           Engineering and collaborative software
              products and services                        $     --    $     --
           IT services                                           --       5,824
           Web-based telecommunications services                 --          --
                                                           ---------   ---------
                    Consolidated                           $     --    $  5,824
                                                           =========   =========

              EXPENDITURES FOR ADDITIONS TO
                   LONG-LIVED ASSETS
           Engineering and collaborative software
              products and services                        $     94    $    222
           IT services                                           --          --
           Web-based telecommunications services                 --          --
                                                           ---------   ---------
                    Consolidated                           $     94    $    222
                                                           =========   =========

                                                          At March 31,
                      GOODWILL                               2004
                                                           ---------
                                                         (in thousands)
           Engineering and collaborative software
              products and services                        $  1,945
           IT services                                          946
           Web-based telecommunications services                 50
                                                           ---------
                    Consolidated                           $  2,941
                                                           =========

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

       The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the U.S., Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                     FOR THE YEAR ENDED MARCH 31
                                                      ------------------------
                                                         2004           2003
                                                      ----------    ----------
                                                           (IN THOUSANDS)
                           NET REVENUE
                United States                         $   8,651     $  10,802
                The Americas (other than U.S.)              692           772
                Europe                                    3,939         3,271
                Asia-Pacific                              4,416         3,443
                                                      ----------    ----------
                         Consolidated                 $  17,698     $  18,288
                                                      ==========    ==========

                          EXPORT SALES
                United States                         $   2,137     $   1,749
                                                      ==========    ==========

                                                      At March 31,
                        Long-Lived assets               2004
                                                      ----------
                                                    (in thousands)

                United States                         $   4,084
                Europe                                      204
                Asia-Pacific                              1,085
                                                      ----------

                         Consolidated                 $   5,373
                                                      ==========

11.  DISCONTINUED OPERATIONS

              In its efforts to focus on its core software products and IT services businesses, during fiscal 2004, the Company committed to a plan to sell its travel services subsidiary and actively marketed it. Accordingly, the results of the travel subsidiary's operations are excluded from the Web-based telecommunications services segment and reported as "discontinued operations." The net assets of the subsidiary (including $340,000 in goodwill) were written down to their potential recoverable value of $155,000 at March 31, 2004.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

              The following table summarizes financial information for the discontinued operation, with prior period presentation reclassified to conform to the current period presentation:

                                                              YEAR ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                          2004           2003
                                                        --------       --------
Discontinued operations:
     e-Destinations, Inc. revenues                      $   309        $ 1,672
                                                        ========       ========

     Loss from operations of
        e-Destinations, Inc.                            $  (148)       $   (73)
     Loss due to write-down                                (291)            --
                                                        --------       --------
Loss from discontinued
     operations                                         $  (439)       $   (73)
                                                        ========       ========

                                                        MARCH 31,
                                                          2004
                                                       ---------
    Current assets                                     $    258
    Current liabilities                                     103
                                                       =========

(12)  LOSS PER SHARE

       The following table illustrates the computation of basic and diluted net loss per share for the years ended March 31, (in thousands):


                                                                  2004        2003
                                                                ---------   ---------
              Numerator:
              Net loss -- numerator for basic and diluted
                 net loss per share                             $ (3,110)   $(10,529)

              Denominator:
              Denominator for basic net loss per share -
                 average number of common shares outstanding
                 during the year                                  17,603      17,310
              Incremental common shares attributable to
                 exercise of outstanding options and warrants         --          --
                                                                ---------   ---------
              Denominator for diluted net loss per share          17,603      17,310
                                                                =========   =========

              Basic net loss per share                          $  (0.18)   $  (0.61)
                                                                =========   =========

              Diluted net loss per share                        $  (0.18)   $  (0.61)
                                                                =========   =========

       Options, warrants and their equivalents amounting to 957,000 and 837,000 potential common shares were excluded from the computations of diluted loss per share for fiscal 2004 and 2003, respectively, because the effect would have been antidilutive. Of these amounts, potential common shares from the possible conversion of the Laurus Notes in fiscal 2004 and 2003 amounted to 909,000 and 409,000, respectively.

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

(13)   SUBSEQUENT EVENTS

       SALE OF TRAVEL SUBSIDIARY

       On April 16, 2004, the Company sold its travel services subsidiary for a cash sales price of $155,000, net of sales commission, with no resulting gain or loss from this sale.

       CONVERSION OF PORTIONS OF LAURUS NOTES INTO EQUITY

       On April 15, 2004, the Company issued 200,000 shares of common stock to Laurus and reduced the outstanding balance on the 2003 Note by $260,000.

       On April 19, 2004, the Company issued 500,000 shares of common stock to Laurus and reduced the outstanding balance on the 2002 Note by $650,000.

       AMENDMENT TO 2003 NOTE AND ADDITIONAL BORROWING

       On April 27, 2004, the Company amended and restated the 2003 Note to reflect an additional $1,000,000 that the Company borrowed on April 27, 2004, so that the principal amount on the 2003 Note was increased to $2,400,000 from $1,400,000 (the "Amended and Restated Note"). The Amended and Restated Note matures on December 4, 2006. The net proceeds from the sale of the Amended and Restated Note have been used for working capital.

       In conjunction with this amendment, Laurus Capital Management, LLC, an affiliate of Laurus, was paid an additional fee of $10,000.

       LINE OF CREDIT

       On June 17, 2004, one of the Company's foreign subsidiaries refinanced its outstanding term loan and revolving line of credit with a new revolving credit facility for $680,000. The annual interest rate on this revolving credit facility is 11%. The credit facility expires in May 2005.

 (14)  LIQUIDITY

       The Company incurred net losses of $3,110,000 and $10,529,000 and used cash in operations of $1,204,000 and $1,872,000 in fiscal 2004 and 2003, respectively. The Company's future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services. The Company believes it will be able to generate cash from operations or through existing or additional sources of debt and/or equity financing. On July 31, 2003, the Company obtained a $4,000,000 revolving credit facility from Laurus. The availability of funds under this credit facility is limited by the amount of the loan balances on the 2002 Note and 2003 Note issued to Laurus. At March 31, 2004, the Company had a total availability of $1,870,000 under this credit facility. The Company has continued its program to reduce

                         NETGURU, INC. AND SUBSIDIARIES

                       Years Ended March 31, 2004 and 2003

       costs and expenses. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate its research and development programs and its marketing efforts or to obtain funds through arrangements with partners or others who may require the Company to relinquish rights to certain of its technologies or potential products or assets.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NETGURU, Inc

Dated: June 29, 2004                      /s/ Amrit K. Das
                                          -------------------------------------
                                          Amrit K. Das, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                                Title                   Date
---------------------------   -----------------------------------  -------------

/s/ Amrit K. Das              Chairman of the Board, Chief         June 29, 2004
----------------              Executive Officer, President and
Amrit K. Das                  Director (principal executive
                              officer)

/s/ Santanu Das               Executive Vice President, Chief      June 29, 2004
---------------
Santanu Das                   Operating Officer, Director

/s/ Bruce Nelson              Chief Financial Officer (Principal   June 29, 2004
----------------
Bruce Nelson                  financial and accounting Officer)

/s/ D. Dean McCormick III     Director                             June 29, 2004
-------------------------
D. Dean McCormick III

/s/ Stanley W. Corbett        Director                             June 29, 2004
----------------------
Stanley W. Corbett

/s/ Benedict A. Eazzetta      Director                             June 29, 2004
------------------------
Benedict A. Eazzetta

                  INDEX TO EXHIBITS FILED WITH THIS FORM 10-KSB

         EXHIBIT NO.                DESCRIPTION
         -----------                -----------

              21       Subsidiaries of the registrant

              23       Consent of Independent Registered Public Accounting Firm

              31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002