Form 10QSB
period 2004-06-30
NETGURU INC
filed 2004-08-23
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2004
                                       OR
[ ]      TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from __________ to __________

                        Commission file number: 000-28560

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of common stock, $0.01 par value, was 18,837,154 on August 18, 2004.

Transitional Small Business Disclosure Format (check one) Yes[ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE

 Item 1.   Financial Statements............................................... 3

           Condensed Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003 (unaudited).................... 3

           Condensed Consolidated Balance Sheets as of
           June 30, 2004 (unaudited) and March 31, 2004....................... 4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended June 30, 2004 and 2003 (unaudited).............. 5

           Notes to Condensed Consolidated Financial Statements (unaudited)... 6

Item 2.    Management's Discussion and Analysis or Plan of Operation..........15

Item 3.    Controls and Procedures............................................27

                                  PART II
                             OTHER INFORMATION

Item 1.    Legal Proceedings..................................................28

Item 2.    Changes in Securities and Small Business Issuer Purchases of
           Equity Securities..................................................28

Item 3.    Defaults Upon Senior Securities....................................28

Item 4.    Submission of Matters to a Vote of Security Holders................28

Item 5.    Other Information..................................................28

Item 6.    Exhibits and Reports on Form 8-K...................................29

Signatures....................................................................30

Exhibits Filed with this Quarterly Report on Form 10-QSB......................31


                                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                              ($ in thousands except share and per share amounts)

                                                                                 THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                          ----------------------------------
                                                                               2004               2003
                                                                          ---------------    ---------------
Net revenues:
    Engineering and collaborative software products and services          $        2,444     $        2,722
    IT services                                                                    1,075              1,207
    Web-based telecommunications services                                            222                326
                                                                          ---------------    ---------------
           Total net revenues                                                      3,741              4,255
                                                                          ---------------    ---------------

Cost of revenues:
    Engineering and collaborative software products and services                     245                241
    IT services                                                                      756                917
    Web-based telecommunications services                                            133                194
                                                                          ---------------    ---------------
           Total cost of revenues                                                  1,134              1,352

                                                                          ---------------    ---------------
           Gross profit                                                            2,607              2,903
                                                                          ---------------    ---------------

Operating expenses:
    Selling, general and administrative                                            2,290              2,314
    Research and development                                                         415                540
    Bad debt expense                                                                 165                 11
    Depreciation                                                                     244                253

                                                                          ---------------    ---------------
           Total operating expenses                                                3,114              3,118
                                                                          ---------------    ---------------

           Operating loss                                                           (507)              (215)
                                                                          ---------------    ---------------

Other expense (income):
    Interest, net                                                                    125                151
    Other income                                                                     (33)                 -
    Loss on substantial modification of debt                                         133                  -
                                                                          ---------------    ---------------
           Total other expense                                                       225                151
                                                                          ---------------    ---------------

Loss before income taxes                                                            (732)              (366)
Income tax expense                                                                     6                 37
                                                                          ---------------    ---------------
                    Net loss                                              $         (738)    $         (403)
                                                                          ===============    ===============

     Basic and diluted loss per common share                              $        (0.04)    $        (0.02)
                                                                          ===============    ===============

Common shares used in computing net loss per common share                     18,626,165         17,325,150
                                                                          ===============    ===============

                  See accompanying notes to condensed consolidated financial statements.


                                             NETGURU, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share and per share amounts)

                                                                                     JUNE 30,            MARCH 31,
                                                                                       2004                2004
                                                                                   -------------      -------------
                                                                                   (Unaudited)
                                                        ASSETS
Current assets:
    Cash and cash equivalents                                                      $      2,341       $      1,646
    Short-term investment                                                                   100                100
    Accounts receivable (net of allowance for doubtful accounts of $707 and
      $615, as of June 30, 2004 and March 31, 2004, respectively)                         3,051              3,352
    Income tax receivable                                                                    16                 16
    Notes and related party loans receivable                                                 33                 35
    Deposits                                                                                103                 67
    Prepaid expenses and other current assets                                             1,201              1,183
    Assets of subsidiary held for sale                                                       --                258
                                                                                   -------------      -------------

           Total current assets                                                           6,845              6,657

Property, plant and equipment, net                                                        2,088              2,215
Goodwill                                                                                  3,154              2,941
Other assets                                                                                147                217
                                                                                   -------------      -------------
                                                                                   $     12,234       $     12,030
                                                                                   =============      =============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt                                         $      1,014       $        975
    Current portion of capital lease obligations                                            120                109
    Accounts payable                                                                        533                629
    Accrued expenses                                                                      1,007              1,160
    Income taxes payable                                                                     63                 55
    Deferred revenues                                                                     1,940              1,888
    Other liabilities                                                                       164                208
    Liabilities of subsidiary held for sale                                                  --                103
                                                                                   -------------      -------------

           Total current liabilities                                                      4,841              5,127

Long-term bank debt, net of current portion                                               1,562              1,382
Capital lease obligations, net of current portion                                           403                368
Deferred gain on sale-leaseback                                                             730                747
                                                                                   -------------      -------------

           Total liabilities                                                              7,536              7,624
                                                                                   -------------      -------------
Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                                                --                 --
    Common stock, par value $.01; authorized 150,000,000 shares; 18,812,154 shares outstanding as of June 30, 2004 and 18,087,154 shares
      outstanding as of March 31, 2004                                                      188                181
    Additional paid-in capital                                                           36,380             33,352
    Accumulated deficit                                                                 (31,182)           (30,444)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                                 (688)              (683)
                                                                                   -------------      -------------

           Total stockholders' equity                                                     4,698              4,406
                                                                                   -------------      -------------
                                                                                   $     12,234       $     12,030
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


                                             NETGURU, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                     (In thousands)

                                                                        THREE MONTHS           THREE MONTHS
                                                                            ENDED                  ENDED
                                                                        JUNE 30, 2004          JUNE 30, 2003
                                                                        -------------          -------------
Cash flows from operating activities:
    Net loss                                                            $       (738)          $       (403)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                            313                    325
        Loss on substantial modification of debt                                 133                     --
        Bad debt expense                                                         165                     11
        Amortization of debt discount                                             51                     --
        Consulting expense recognized on issuance of warrants and stock           35                     --
        Changes in operating assets and liabilities:
          Accounts receivable                                                     48                    220
          Notes and related party loans receivable                                 2                     44
          Prepaid expenses and other current assets                              (73)                  (120)
          Deposits                                                               (40)                   591
          Other assets                                                            --                    (15)
          Accounts payable                                                       (76)                   (78)
          Accrued expenses                                                      (176)                  (405)
          Income taxes payable                                                     9                     30
          Accrued restructuring costs                                             --                   (188)
          Other current liabilities                                              (41)                   (49)
          Deferred revenues                                                       62                   (232)
          Deferred gain on sale-leaseback                                        (18)                   (17)
          Changes in assets and liabilities held for sale                        155                    (20)
                                                                        -------------          -------------
                  Net cash used in operating activities                         (189)                  (306)
                                                                        -------------          -------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                    (98)                   (12)
    Proceeds from sale of property, plant and equipment                            1                     --
    Payments to acquire companies, net of cash acquired                          (24)                    --
                                                                        -------------          -------------
                  Net cash used in investing activities                         (121)                   (12)
                                                                        -------------          -------------

Cash flows from financing activities:
    Proceeds from issuance of bank debt                                        1,703                     43
    Repayment of bank debt                                                      (781)                  (310)
    Repayment of capital lease obligations                                       (32)                  (111)
    Issuance of common stock                                                      25                     --
                                                                        -------------          -------------

                  Net cash provided by (used in) financing activities            915                   (378)
                                                                        -------------          -------------

    Effect of exchange rate changes on cash and cash equivalents                  90                     46
                                                                        -------------          -------------

                  Increase (decrease) in cash and cash equivalents               695                   (650)
Cash and cash equivalents, beginning of period                                 1,646                  2,772
                                                                        -------------          -------------
Cash and cash equivalents, end of period                                $      2,341           $      2,122
                                                                        =============          =============

Supplemental disclosure of cash flow information:
   Amounts paid for:
         Interest                                                       $         80           $        107
         Income taxes                                                   $          4           $          8
Supplemental disclosure of non-cash investing and financing activities:
         Acquisition of equipment under capital lease                   $         78           $         --
         Repayment of convertible debt with common stock                $        910           $         --
         Acquisition of a company                                       $        150           $         --

                        See accompanying notes to condensed consolidated financial statements.

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

1.  REPORT BY MANAGEMENT

         The condensed consolidated financial statements include the accounts of netGuru, Inc. and its wholly owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         These condensed consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2004 and the results of operations and the cash flows for the three months ended June 30, 2004 and 2003, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending March 31, 2005. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report on Form10-KSB for the year ended March 31, 2004.

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

         Certain reclassifications have been made to the fiscal 2004 consolidated financial statements to conform to the fiscal 2005 presentation.

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At June 30, 2004, the Company's management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company's management also believed that the carrying amounts of its capital lease obligations approximated their fair values, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date. The estimated fair value of the Company's long-term debt at June 30, 2004, was approximately $2.9 million.

3.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     REVENUE RECOGNITION

         The Emerging Issues Task Force, or EITF, reached a consensus for EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides accounting guidance for allocation of revenue where delivery or performance of products or services may occur at different points in time or

                         NetGuru, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements (cont'd)

over different periods. The Company adopted this consensus on July 1, 2003. Under EITF No. 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The adoption of EITF No. 00-21 did not materially impact the Company's consolidated financial condition or results of operations.

         In July 2003, the EITF reached a consensus on EITF 03-5, "Applicability of AICPA SOP 97-2 to Non-Software Deliverables." EITF 03-5 provides accounting guidance on whether non-software deliverables (for example, non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2. In general, any non-software deliverables are within the scope of SOP 97-2 if the software deliverable is essential to the functionality of the non-software deliverables. The Company adopted the consensus in October 2003. The adoption of EITF 03-5 did not materially impact the Company's consolidated financial condition or results of operations.

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

4.  SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

         The Company capitalizes costs related to the development of certain software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. As of June 30, 2004, there were no unamortized capitalized software costs.

         The Company amortizes capitalized software development costs and purchased technology using the straight-line method over two to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to operations was approximately $69,000 and $70,000 for the quarters ended June 30, 2004 and 2003, respectively. Accumulated amortization on capitalized software was $982,000 and $703,000 as of June 30, 2004 and 2003, respectively.

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

                         NetGuru, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements (cont'd)

         Revenue from software sales is recognized when persuasive evidence of an arrangement exists, delivery has been completed and if no significant post-contract support obligations remain outstanding, the price to the Company's buyer is fixed or determinable and collection of the resulting receivable is probable. Since the second quarter of fiscal 2003, the Company has provided a 15-day right of return (from the date of purchase) on the purchase of a product during which time the customer may return the product subject to a $50 restocking fee per item returned. Since the Company's product returns have historically not been material, the Company does not make any provisions for such returns. Customers may choose to purchase maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

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

         Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to three months. The Company did not have any fixed price contracts at June 30, 2004.

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

                         NetGuru, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements (cont'd)

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

7. LONG-TERM DEBT

         On December 13, 2002, the Company entered into a Securities Purchase Agreement ("Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, the Company issued to Laurus a 6% Convertible Note ("2002 Note") in the principal amount of $2,000,000 maturing on December 12, 2004 and a five-year warrant to purchase up to 200,000 shares of the Company's common stock at exercise prices ranging from $1.76 to $2.40 per share.

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

         In April 2004, Laurus converted $650,000 of principal balance on the 2002 Note into 500,000 shares of the Company's common stock. At June 30, 2004, the Company had a principal balance of $80,000, excluding unamortized fees and beneficial conversion adjustments, under the 2002 Note.

         On July 31, 2003, the Company obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus ("Facility"). The amount available under this Facility is reduced by the balances outstanding on the 2002 Note and the Amended 2003 Note (defined below).

         Borrowings under the Facility accrued interest, initially, at an annual rate equal to the greater of 5% or the prime rate plus 1%. Beginning November 1, 2003, the interest rate may be adjusted every month based on certain registration requirements and on the volume weighted average price of the Company's common stock. No adjustments were made to the interest rate during the period ended June 30, 2004. Obligations owed under this Facility may be repaid at the Company's option in cash or through the issuance of shares of the Company's common stock at the fixed conversion price of $1.30 per share, subject to volume limitations, as described in the Facility. The Facility has a three-year term. An early termination fee of up to $120,000 will be payable if the Facility is terminated prior to August 1, 2006. The Facility also provides the Company, under certain conditions, the flexibility to borrow additional amounts up to $1,000,000 above what is available based upon eligible accounts receivable. Any such additional borrowings will accrue interest at a rate of 0.6% per month, payable monthly.

                         NetGuru, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements (cont'd)

         In connection with this Facility, the Company issued to Laurus a five-year warrant to purchase 180,000 shares of the Company's common stock, exercisable at various prices. Laurus may also receive additional five-year warrants to purchase up to 400,000 shares of our common stock at an exercise price equal to 125% of the fixed conversion price based upon how much of the outstanding obligation under the Facility is converted to equity. As of June 30, 2004, none of the additional five-year warrants had been issued. The Facility is secured by a general security interest in the assets of the Company and its subsidiaries and prohibits the Company from paying any dividends on its common stock without Laurus' permission.

         On December 4, 2003, the outstanding balance of $900,000 under the Facility was refinanced with Laurus along with $500,000 of additional borrowings into a three-year, 5% secured convertible note ("2003 Note"). At June 30, 2004, the Company had no borrowings under the Facility.

         The interest rate on the 2003 Note is equal to the greater of 5% or the prime rate plus 1.0%. The 2003 Note matures on December 3, 2006. The fixed conversion price, upon which potential issuances of the Company's common stock to satisfy the obligations of the 2003 Note are based, is $1.30. In April 2004, the 2003 Note was amended ("Amended 2003 Note") to include $1,000,000 in additional borrowings. The Amended 2003 Note requires monthly principal payments of $50,000 plus accrued interest (payable in arrears) commencing August 1, 2004, with the entire remaining principal balance becoming due on December 3, 2006. The Company recorded this amendment as a substantial modification of debt and wrote off approximately $133,000 in unamortized discount on the original 2003 Note as a loss on substantial modification of debt pursuant to EITF 96-19. The Company recorded approximately $173,000 as a discount to the Amended 2003 Note, which included the $11,000 in fees it paid to an affiliate of Laurus and the $162,000 it recorded in April 2004 due to the beneficial conversion rate of the debt related to the additional borrowings. The discount is being amortized to interest expense over the remainder of the term of the Amended 2003 Note. In April 2004, Laurus also converted $260,000 of the principal balance into 200,000 shares of the Company's common stock. At June 30, 2004, the Company had an outstanding balance of $2,110,000, excluding unamortized fees and unamortized beneficial conversion adjustments, under the Amended 2003 Note.

         The 2002 Note and the Amended 2003 Note are secured by a general security interest in the assets of the Company and its domestic subsidiaries. The Company was required to use the net proceeds from the 2002 Note and the Amended 2003 Note for general corporate purposes only. The Company is also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. At June 30, 2004, the Company was in compliance with this covenant.

8. STOCKHOLDERS' EQUITY

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

                         NetGuru, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements (cont'd)

         The following represents pro forma information as if the Company recorded compensation cost using the fair value of the issued compensation instrument under SFAS No. 123 (in thousands, except amounts per share):


                           THREE MONTHS ENDED JUNE 30,
                                                                   2004                 2003
                                                             ------------------   -----------------
              Net loss - as reported                         $            (738)   $           (403)

              Deduct: Stock-based compensation expense
                  determined under the fair value based
                  method for all awards, net of tax                         34                  55
                                                             ------------------   -----------------
              Net loss - pro forma                           $            (772)   $           (458)
                                                             ==================   =================
              Basic and diluted net loss per share -
                  as reported                                $           (0.04)   $          (0.02)
                                                             ==================   =================
                  pro forma                                  $           (0.04)   $          (0.03)
                                                             ==================   =================
              Weighted average fair value of options
                  granted                                    $              --    $             --
                                                             ==================   =================

                           THREE MONTHS ENDED JUNE 30,
                                                                   2004                 2003
                                                             ------------------   -----------------

              Black-Scholes option pricing model
                  assumptions:
                       Dividend yield                                    --              --
                       Expected volatility                            60.2%             111.9%
                       Risk-free interest rate                         3.9%               2.9%
                       Expected option lives (in years)                6.4                6.8

9. FOREIGN CURRENCY TRANSLATION

         The financial condition and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into United States dollars (the reporting currency) at the exchange rate in effect at the end of the interim period. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective interim periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in the consolidated balance sheet. Gains and losses resulting from foreign currency transactions are included in operations and were not material to the first quarters of fiscal 2005 and 2004.

10. COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $743,000 and $321,000 for the quarters ended June 30, 2004 and 2003, respectively.

                         NetGuru, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements (cont'd)

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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                                 THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                         ----------------------------------
                                                                              2004              2003
                                                                         ---------------   ----------------
         Numerator:
         Net loss and numerator for basic and diluted loss per
         share                                                           $         (738)    $         (403)
                                                                         ===============    ===============
         Denominator:
         Denominator for basic net loss per share - average
         number of
            common shares outstanding during the period                          18,626             17,325
         Incremental common shares attributable to exercise of
            outstanding options, warrants and other common stock
            equivalents                                                              --                 --
                                                                         ---------------   ----------------
         Denominator for diluted net loss per share                              18,626             17,325
                                                                         ===============   ================

         Basic and diluted net loss per share                            $        (0.04)   $         (0.02)
                                                                         ===============   ================

         Options, warrants and other common stock equivalents amounting to 1,847,000 and 1,179,000 potential common shares were excluded from the computations of diluted EPS for the quarters ended June 30, 2004 and 2003, respectively, because the Company reported net losses and, therefore, the effect would have been anti-dilutive. Potential common shares amounting to 1,685,000 from the possible conversion of the convertible notes issued to Laurus were excluded from the computation of diluted loss per share for the quarter ended June 30, 2004, as their effect would have been anti-dilutive.

12. SEGMENT AND GEOGRAPHIC DATA

         The Company is an integrated Internet and IT technology and services company. The Company's operating segments are: o Engineering and collaborative software products and services; o IT services; and o Web-based telecommunications services.

         The Company's management reviews unallocable expenses related to the Company's corporate activities in a separate "Center."

         The Company applies the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources.

                         NetGuru, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements (cont'd)

         The significant components of worldwide operations by reportable operating segments are:

                                                                THREE MONTHS ENDED JUNE 30,
                                                            ----------------------------------
                                                                  2004               2003
                                                            ---------------    ---------------
                                                                     (IN THOUSANDS)
          NET REVENUE
              Engineering and collaborative software
                products and services                       $        2,444     $        2,722
              IT services                                            1,075              1,207
              Web-based telecommunications services                    222                326
              Center                                                     -                  -
                                                            ---------------    ---------------
                   Consolidated                             $        3,741     $        4,255
                                                            ===============    ===============

          GROSS PROFIT
              Engineering and collaborative software
                products and services                       $        2,199     $        2,481
              IT services                                              319                290
              Web-based telecommunications                              89                132
              Center                                                     -                  -
                                                            ---------------    ---------------
                   Consolidated                             $        2,607     $        2,903
                                                            ===============    ===============
          OPERATING (LOSS) INCOME
              Engineering and collaborative software
                products and services                       $         (113)    $          379
              IT services                                               29                 (5)
              Web-based telecommunications services                     27                (60)
              Center                                                  (450)              (529)
                                                            ---------------    ---------------
                   Consolidated                             $         (507)    $         (215)
                                                            ===============    ===============

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United
Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                            ----------------------------------
                                                                  2004               2003
                                                            ---------------    ---------------
                                                                     (IN THOUSANDS)
                NET REVENUE
                United States                               $        1,801     $        2,331
                The Americas (other than U.S.)                         165                158
                Europe                                                 770              1,126
                Asia-Pacific                                         1,005                640
                                                            ---------------    ---------------

                         Consolidated                       $        3,741     $        4,255
                                                            ===============    ===============

                EXPORT SALES
                United States                               $          405     $          663
                                                            ===============    ===============

                         NetGuru, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements (cont'd)

                                                                          AS OF
                                                            ----------------------------------
                                                                JUNE 30,           MARCH 31,
                                                                  2004               2004
                                                            ---------------    ---------------
                                                                      (IN THOUSANDS)
                LONG-LIVED ASSETS
                United States                               $        3,886     $        4,084
                Europe                                                 220                204
                Asia-Pacific                                         1,283              1,085
                                                            ---------------    ---------------

                         Consolidated                       $        5,389     $        5,373
                                                            ===============    ===============

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act)." We intend that the forward-looking statements be subject to the safe harbors created by those sections. The forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

         o our ability to achieve and maintain profitability and obtain additional working capital, if required;
         o        our ability pay down our debt;
         o our ability to successfully implement our business plans, including our business process outsourcing (BPO) plans;
         o our ability to attract and retain strategic partners, alliances and advertisers;
         o        our ability to hire and retain qualified personnel;
         o        the risks of uncertainty of trademark protection;
         o risks associated with existing and future governmental regulation to which we are subject; and
         o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

         Our net revenues during the three months ended June 30, 2004 were $3,741,000, a decrease of 12.1% over the corresponding prior year period, of which engineering and collaborative software products and services net revenues declined $278,000 (10.2%), IT services net revenues declined $132,000 (10.9%), and Web-based telecommunications services declined $104,000 (31.9%).

         We anticipate growth in both domestic and international sales of engineering and collaborative software in the quarter ending September 30, 2004, and for fiscal 2005. Although historically our software sales and revenues have increased during the second half of the fiscal year, we offer no assurance that increases in software sales and revenues will materialize since our sales and revenues depend upon, among other factors, our customers' continued acceptance of our products and services as well as our customers' economic conditions.

         We believe our IT services business will see growth in revenues due to our expansion into the BPO market. Currently, our BPO services address the production of structural steel detailing drawings. Although we believe our BPO services will contribute additional revenues to the IT services segment, we offer no assurance as to the amount of additional revenues that may materialize since we have a limited history in this segment of the business, competition for such services is intense as there are relatively few barriers to entry.


         As of June 30, 2004, our indebtedness under our convertible notes totaled approximately $2,190,000, out of a total availability of $4,000,000. During the three months ended June 30, 2004, we converted a portion of the outstanding convertible debt into equity. We anticipate that additional convertible debt will be converted to equity in the coming months.

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

         We are required to perform reviews for impairment annually, or more frequently when events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

         Our annual test for impairment is performed as of March 31 every year. The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill will be incorrect. In addition, future results of operations could be materially impacted by the write-down of the carrying amount of goodwill to its estimated fair value. There was no goodwill impairment write-down during the three months ended June 30, 2004. As of June 30, 2004, our goodwill balance was $3,154,000.

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 VERSUS THREE MONTHS ENDED JUNE 30, 2003

CONTINUING OPERATIONS

NET REVENUES

         The following table presents our net revenues by segment (dollars in thousands):

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                        ------------------------
NET REVENUE                                              2004             2003
                                                        -------          -------
Engineering and collaborative                           $2,444           $2,722
  software products and services
% of total net revenues                                   65.3%            64.0%

IT services                                             $1,075           $1,207
% of total net revenues                                   28.7%            28.4%

Web-based telecommunications
  services                                              $  222           $  326
 % of total net revenues                                   6.0%             7.6%
                                                        -------          -------

 Total net revenues                                     $3,741           $4,255
                                                        =======          =======

         Net revenues for the three months ended June 30, 2004 decreased by $514,000 (12.1%), compared to the three months ended June 30, 2003. Our revenues consisted primarily of revenues from (1) engineering and collaborative software products and services, (2) IT services, and (3) Web-based telecommunications services.

         Net revenues from engineering and collaborative software products and services for the three months ended June 30, 2004 decreased by $278,000 (10.2%) compared to the three months ended June 30, 2003. The decrease in net revenues for the three months ended June 30, 2004 was primarily because $450,000 in engineering software and support revenues recognized during the three months ended June 30, 2003 in connection with a large domestic project did not recur during the three months ended June 30, 2004. This decrease was partially offset by increases in domestic net revenues from new products such as our 3-D engineering design modeling software and advanced bridge design software as well as increases in engineering software revenues from Europe and Asia. Net revenues from Europe increased due to increased focus on higher margin products and services. Net revenues from Asia increased due to an increase in infrastructure projects requiring our engineering software, effective anti-piracy initiatives, and training programs. Net revenues from collaborative software products and services decreased $143,000 for the three months ended June 30, 2004 because no new projects were completed during this period compared to the three months ended June 30, 2003 when a large project was completed.

         Historically, our engineering software sales during the second half of a fiscal year have been higher than during the first half of a fiscal year. We believe this trend will continue in the current fiscal year, provided our customers' continued acceptance of our products and economic conditions occur as anticipated.

         The trend of decreasing IT services net revenues continued for the three months ended June 30, 2004, compared to the same period in the prior fiscal year. IT services net revenues decreased $132,000 (10.9%) for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. Net revenues from IT services have decreased due to scaling back one of our domestic IT services offices and to decreases in IT services revenues from Europe. These decreases were offset by an increase in IT services net revenues from India, primarily due to our acquisition of a small IT consulting company. In the past several quarters, the IT services industry had been adversely affected by a slow economy, and many of our customers reduced, and continue to reduce, spending on technology consulting and systems integration services. Although we do not anticipate significant recovery in the IT services sector, we anticipate that our BPO efforts that began during the later part of last fiscal year will contribute to a recovery in our IT services net revenues during fiscal 2005.

         Web-based telecommunications services net revenues decreased $104,000 (31.9%) for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, primarily due to decreases in our phone card net revenues. A decline in the volume of phone card sales as well as reductions in the prices we charge our customers due to price competition contributed to this decrease. We do not expect our Web-based telecommunications services net revenues to improve significantly from current levels for the foreseeable future due to the uncertainty in the telecommunications services industry.

         Although the intense competition in the telecommunications industry and the resulting pricing pressures should preclude improvement of net revenues from current levels for the indefinite future, we intend to maintain the telecommunications infrastructure to facilitate our BPO initiatives and our 24x7 technical support call centers.

GROSS PROFIT AND GROSS MARGIN

         The following table presents our gross profit by segment and gross profit as a percentage of each segment's net revenue, or gross margin (dollars in thousands):

                                                    THREE MONTHS ENDED
                                                        JUNE 30,
                                           ----------------------------------
                                                  2004              2003
                                           ----------------   ---------------
GROSS PROFIT
    Engineering and collaborative
      software products and services       $         2,199    $        2,481
    IT services                                        319               290
    Web-based telecommunications
      services                                          89               132
                                           ----------------   ---------------
         Consolidated                      $         2,607    $        2,903
                                           ================   ===============
GROSS MARGIN
    Engineering and collaborative
      software products and services                 90.0 %            91.1 %
    IT services                                      29.7 %            24.0 %
    Web-based telecommunications
      services                                       40.1 %            40.5 %

         Consolidated                                69.7 %            68.2 %

         Gross margin in the engineering and collaborative software products and services segment decreased by 1.1 percentage points for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, due to a decrease in net revenues without a comparable decrease in cost of revenues, since some of the costs are fixed and do not change with the volume of sales. Absence of net revenues from a large project with minimal related costs also contributed to the lower gross margin. Our engineering and collaborative software products and services segment generally produces a higher gross margin than our other segments due to the relatively lower costs associated with each sale. The cost of revenues for the engineering and collaborative software products and services segment includes printing services, direct supplies such as hardware locks, which are security devices that are attached to the central processing unit to prevent unauthorized access to licensed software, salaries for the technical support employees, freight out, and software amortization expense.

         Gross margin in the IT services segment increased by 5.7 percentage points for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. This increase was primarily the result of scaling back one of the domestic offices as well as our acquisition of a higher margin IT services company engaged in steel detailing services in India. Historically, gross profit percentage from the IT services segment has been lower than gross profit percentage from the engineering and collaborative software products and services segment due to the higher cost of labor associated with IT services. The cost of revenues for IT services includes the salaries, bonuses, and benefits for the consulting employees. Our IT services consultants generally receive higher salaries than our technical support employees.

         Gross margin in the Web-based telecommunications services segment stayed relatively flat, decreasing by 0.4 percentage points for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. The cost of revenues for Web-based telecommunications services includes the cost of buying minutes from another carrier. Pricing pressures in the telecommunications industry may continue to negatively impact the gross profit from our Web-based telecommunications services for the foreseeable future.

OPERATING EXPENSES

         The following table presents our operating expenses in dollars and as a percentage of total net revenues (dollars in thousands):

                                               THREE MONTHS ENDED
                                                    JUNE 30,
                                        --------------------------------
                                               2004            2003
                                        ---------------- ---------------
OPERATING EXPENSES
    Selling, general and
      administrative expenses           $         2,290  $        2,314
    % of total net revenues                       61.2%           54.4%

    Research and development            $           415  $          540
    % of total net revenues                       11.1%           12.7%

    Bad debt expense                    $           165  $           11
    % of total net revenues                        4.4%            0.3%

    Depreciation                        $           244  $          253
     % of total net revenues                       6.5%            5.9%

    Total operating expenses            $         3,114  $        3,118
    % of total net revenues                       83.2%           73.3%

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses remained relatively flat, decreasing by $24,000 (1.0%) for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. A $62,000 decrease in salaries and related expenses due to terminations and a $38,000 decrease in professional fees were partially offset by a $42,000 increase in dealer commissions due to higher sales through dealers and a $19,000 increase in travel expenses, contributing to the relatively flat SG&A expenses. We continue to monitor our SG&A expenses but do not make any assurances that we will be able to cut SG&A expenses from levels attained in the first three months of fiscal 2005. In addition, obtaining profitability may be difficult even with reduced expenses because some of the areas of expense cutting, such as sales and marketing and research and development, involve activities that we ordinarily undertake with the expectation that they will contribute to future revenues. Even if near-term profitability can be achieved through cost-cutting, it will not be sustainable if the effect of cost-cutting is to impede future revenue growth.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses decreased by $125,000 (23.2%) for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. The decrease in R&D expenses is primarily related to employee terminations and a reduction in consulting expenditures. We believe R&D expenses will remain at current levels for the foreseeable future.

         BAD DEBT EXPENSE

         Bad debt expense increased by $154,000 to $165,000 for the three months ended June 30, 2004 from $11,000 for the three months ended June 30, 2003. The increase in bad debt expense was primarily due to one collaborative software customer.

         DEPRECIATION

         Depreciation expenses (excluding amounts charged to cost of revenues) stayed relatively flat, decreasing $9,000 (3.6%) for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. As a result of our continuing efforts to control costs, additions to capital equipment have been minimal. We anticipate that depreciation expenses will remain at this lower level through the end of fiscal 2005.

OTHER EXPENSE (INCOME)

         The following table presents our other expense (income) in dollars and as a percentage of total net revenues (dollars in thousands):

                                               THREE MONTHS ENDED
                                                    JUNE 30,
                                        --------------------------------
                                               2004            2003
                                        ---------------- ---------------
OTHER EXPENSE (INCOME)
    Interest, net                       $           125  $          151
    % of total net revenues                        3.3%            3.5%

    Other (income) expense              $           (33) $            -
     % of total net revenues                      (0.9)%           0.0%

    Loss on substantial modification
      of debt                           $           133  $            -
     % of total net revenues                       3.6%            0.0%

    Total other expense                 $           225  $          151
     % of total net revenues                       6.0%            3.5%

         INTEREST EXPENSE

         Net interest decreased by $26,000 (1.0%) for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decrease in net interest expense was primarily due to a reduction in interest rate on the convertible debt to 5% from 6% in July 2003, pursuant to the amendment to our 2002 Note with Laurus. Interest expense in the upcoming quarters may decrease if additional portions of debt outstanding under the 2002 Note and Amended 2003 Note are converted into equity or may increase if we borrow additional amounts.

         OTHER (INCOME) EXPENSE

         Other income increased by $33,000 for the three months ended June 30, 2004, compared to the three months ended June 30, 2003 primarily due to the sale of certain assets that were previously written off.

         LOSS ON SUBSTANTIAL MODIFICATION OF DEBT

         In April 2004, we amended our 2003 Note and borrowed an additional $1,000,000 under the Amended 2003 Note (see note 7 "Long-term Debt" to the condensed consolidated financial statements). We recorded this transaction as a substantial modification of debt. We wrote off approximately $133,000 in unamortized discount on the original 2003 Note as a loss on substantial modification of debt pursuant to EITF 96-19. There was no similar transaction for the three months ended June 30, 2003.

INCOME TAXES

          We recorded an income tax expense of $6,000 for the three months ended June 30, 2004 compared to $37,000 during the same period in the prior fiscal year. Tax expense for the three months ended June 30, 2004 resulted from provisions for domestic income taxes.

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

         Our principal sources of liquidity at June 30, 2004 consisted of $2,341,000 of cash and cash equivalents and a revolving credit facility described below. Cash and cash equivalents increased by $695,000 (42.2%) during the three months ended June 30, 2004. The primary reason for this increase was the additional borrowing from Laurus, which was partially offset by cash used in operations. During the three months ended June 30, 2004, our consolidated average monthly net cash outflow from operations was approximately $63,000, compared to approximately $102,000 per month during the three months ended June 30, 2003.

         Net cash used in operations was $189,000 during three months ended June 30, 2004 compared to $306,000 during the three months ended June 30, 2003, a decrease of $117,000. Net loss was the primary reason for cash used in operations in both periods. The following primarily contributed to cash usage during the three months ended June 30, 2004:

         o A $176,000 decrease in accrued expenses primarily due to payment of severance payments and professional fees;
         o        A $76,000 decrease in accounts payable due to payments; and
         o A $73,000 increase in prepaid expenses and other current assets due to prepayment of rent and product packaging materials.

The above were partially offset by $155,000 in proceeds from the sale of our travel subsidiary and a $62,000 increase in deferred revenues primarily from collaborative software services.

         The following contributed to cash usage during the three months ended June 30, 2003:

         o A $405,000 decrease in accrued expenses due to payment of a legal settlement and professional fees;
         o A $232,000 decrease in deferred revenues due to a lower level of unrecognized revenues;
         o A $188,000 decrease in accrued restructuring costs due to payments; and
         o A $120,000 increase in prepaid expenses and other current assets primarily due to prepaid digital media costs.

         The above were offset by a $591,000 decrease in deposits due to payment of a legal settlement and a $220,000 decrease in accounts receivable due to better collections of receivables.

         Although we anticipate our cash needs will increase in the upcoming quarters as a result of increases in expenses related to our BPO services, we believe this increase will be more than offset by revenues we anticipate earning from such services. However, the combined effect of such transactions may not result in net cash provided by operations, if actual level of expenses and revenues from our BPO services differ from anticipated levels due to unanticipated increases in labor costs or decreased demand, competition, or other factors.

         Net cash used in investing activities during the three months ended June 30, 2004 consisted of capital expenditures of $98,000 and payment to acquire companies of $24,000, compared to $12,000 of capital expenditures during the three months ended June 30, 2003. We expect our capital expenditures to stay at the current level for the next twelve months.

         Cash provided by financing activities during the three months ended June 30, 2004 primarily resulted from long-term borrowings of $1,703,000 (including $990,000 in additional borrowings, net of fees, under the Amended 2003 Note) offset by $781,000 in long-term debt repayments. In addition, repayments of capital lease obligations amounted to $32,000 for the three months ended June 30, 2004. Proceeds from long-term borrowings during the three months ended June 30, 2003 were $43,000. Additionally, we repaid $310,000 of long-term debt and $111,000 in capital lease obligations during the three months ended June 30, 2003.

         We incurred net losses from continuing operations of $738,000 and $403,000 and used cash in operations of $189,000 and $306,000 during the three months ended June 30, 2004 and 2003, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services.

         The following table summarizes our contractual obligations and commercial commitments at June 30, 2004 (in thousands of dollars):

                                         -------------------------------------------------------------------------------
                                                                     PAYMENTS DUE BY PERIOD
                                         -------------------------------------------------------------------------------
                                                                   LESS THAN                                 AFTER 5
CONTRACTUAL OBLIGATIONS                            TOTAL             1 YEAR     1-3 YEARS     4-5 YEARS       YEARS
-----------------------                            -----             ------     ---------     ---------       -----
Long-Term Debt*                                     2,916              968        1,936            9             3

Capital Lease Obligations                             523              120          264          139             -

Operating Leases                                    3,829              499          872          733         1,725

                                             --------------------------------------------------------------------------
Total Contractual Cash Obligations                  7,268            1,587        3,072          881         1,728
                                             ==========================================================================
OTHER COMMERCIAL COMMITMENTS                   TOTAL AMOUNTS     LESS THAN
                                                 COMMITTED        1 YEAR       1-3 YEARS     4-5 YEARS    OVER 5 YEARS
                                                 ---------        ------       ---------     ---------    ------------

Letter of Credit                             $        100              100            -            -             -
                                             --------------------------------------------------------------------------
Total Commercial Commitments                 $        100              100            -            -             -
                                             ==========================================================================
* Excludes debt discount of $340.

         As indicated above, historically we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. We have not been able to generate sufficient cash from our operating activities in the past, and there is no assurance we will be able to do so in the future. However, we believe that current and future available capital resources, including amounts available under the revolving credit facility from Laurus, will be adequate to fund our operations for the next twelve months, because we are continuing to implement cost containment measures in an effort to reduce net cash outflow both domestically and abroad and are working to increase sales of our software products and to develop our BPO services. The results of these combined efforts have reduced our consolidated monthly net cash outflow from operations to approximately $63,000 per month during the three months ended June 30, 2004 from $102,000 per month during the three months ended June 30, 2004. We expect this level of cash outflow to continue for the next twelve months.

         On July 31, 2003, we obtained $4,000,000 revolving credit facility from Laurus. The availability of funds under this credit facility is limited by the amount of the unpaid balances on the 2002 Note and the Amended 2003 Note (collectively, the "Laurus Notes"). At June 30, 2004, we had no borrowings under the revolving credit facility, $2,190,000 in principal balance, excluding fees and beneficial conversion adjustments, under the 2002 Note and the Amended 2003 Note, and availability of $1,810,000.

         We are required to use the net proceeds from this financing for general corporate purposes only. We are also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. We were in compliance with such covenant as of June 30, 2004.

         We believe we will be able to generate sufficient cash from operations or through additional sources of debt and equity financing, including availability under the revolving credit facility. If adequate funds from operating or financing activities are not available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, our inability to generate sufficient cash from operations or obtain any needed financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could hinder our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

         We believe that our current cash and cash equivalents balances, along with the availability under the revolving credit facility mentioned above, will be sufficient to meet our working capital needs at currently anticipated levels for the next twelve months. We have implemented, and will continue to implement, cost containment measures to maintain adequate capital reserves. However, if we are unable to execute our operational plan for the next twelve months, we may be required to raise additional funds through public or private equity or debt financing. We cannot be certain that additional financing will be available, if needed, or, if available, will be on terms favorable to us. In addition, any future financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock likely will include financial and other covenants that may restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended June 30, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         On April 27, 2004, we borrowed an additional $1,000,000 from Laurus and issued the Amended 2003 Note in replacement of the 2003 Note, bringing the total outstanding principal balance under the Amended 2003 Note to $2,400,000, of which we repaid $30,000 in cash and converted $260,000 into common stock as described below. If not converted into common stock, we are required to pay monthly principal payments of $50,000 plus accrued interest, in arrears, beginning August 1, 2004 until December 1, 2006, when we are required to pay the entire remaining principal balance along with accrued interest. Borrowings under the Amended 2003 Note accrue interest at an annual rate equal to the greater of 5% or the prime rate plus 1%. The credit facility with Laurus prohibits us from paying any dividends on our common stock without Laurus' permission. We are required to use the net proceeds from this financing for general corporate purposes only. We are also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. At June 30, 2004, we were in compliance with this covenant.

         During the quarter ended June 30, 2004, we converted $650,000 of outstanding indebtedness under the 2002 Note and $260,000 of outstanding indebtedness under the 2003 Note into shares of common stock. As a result, we issued to Laurus 700,000 shares of common stock at the fixed conversion price of $1.30 per share.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchaser was accredited and had access to the kind of information registration would provide. Appropriate investment representations were obtained, and the securities were issued with restricted securities legends.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended June 30, 2004, no matters were submitted to a vote of our common stockholders.

ITEM 5.      OTHER INFORMATION

         None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

         10.1 Amended and Restated Convertible Note dated December 4, 2003 in the principal amount of $2,400,000 made by netGuru, Inc. in favor of Laurus Master Fund, Ltd. (1)

         31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 (2)

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
----------

(1) Filed as an exhibit to our Form 8-K that was filed with the Securities and Exchange Commission on June 3, 2004 (File No. 000-28560) and incorporated herein by reference
(2)      Attached as an exhibit to this Form 10-QSB

         (b)      Reports on Form 8-K

                     On April 28, 2004, we filed a Form 8-K for April 16, 2004 that contained Item 5-Other Events and Item 7-Financial Statements, Pro Forma Financial Information and Exhibits. The Form 8-K contained a press release announcing the completion of the sale of our travel subsidiary, eDestinations, Inc.

                     On June 3, 2004, we filed a Form 8-K for April 27, 2004 that contained Item 5-Other Events and Item 7-Financial Statements, Pro Forma Financial Information and Exhibits. The Form 8-K contained information on the amendment and restatement of our convertible note issued to Laurus Master Fund on December 4, 2003.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 23, 2004

                                           NETGURU, INC.

                                           By: /s/ BRUCE K. NELSON_
                                               -------------------
                                              Bruce K. Nelson
                                              Chief Financial Officer (principal
                                              financial officer and duly
                                              authorized officer)

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