Form 10QSB
period 2004-09-30
NETGURU INC
filed 2004-11-15
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 18,837,154 on November 11, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE
Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations for the Three and
         Six Months Ended September 30, 2004 and 2003 (unaudited)..............3

         Condensed Consolidated Balance Sheets as of
         September 30, 2004 (unaudited) and March 31, 2004.....................4

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 2004 and 2003 (unaudited)..............5

         Notes to Condensed Consolidated Financial Statements (unaudited)......7

Item 2.  Management's Discussion and Analysis or Plan of Operation............16

Item 3.  Controls and Procedures .............................................29

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings....................................................30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
              Securities .....................................................30

Item 3.  Defaults Upon Senior Securities......................................30

Item 4.  Submission of Matters to a Vote of Security Holders..................30

Item 5.  Other Information....................................................30

Item 6.  Exhibits and Reports on Form 8-K.....................................31

Signatures....................................................................32

Exhibits Filed with this Report on Form 10-QSB................................33

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                            NETGURU, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                  (In thousands, except share and per share amounts)

                                                   THREE MONTHS      THREE MONTHS       SIX MONTHS       SIX MONTHS
                                                      ENDED             ENDED             ENDED             ENDED
                                                   SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                       2004              2003              2004             2003
                                                   -------------     -------------     -------------     -------------
Net revenues:
    Engineering and collaborative software
      products and services                        $      2,832      $      2,674      $      5,276      $      5,396
    IT services                                           1,067             1,290             2,147             2,503
                                                   -------------     -------------     -------------     -------------
           Total net revenues                      $      3,899      $      3,964      $      7,423      $      7,899

Cost of revenues:
    Engineering and collaborative software
      products and services                                 187               223               432               464
    IT services                                             685             1,045             1,444             1,965
                                                   -------------     -------------     -------------     -------------
           Total cost of revenues                           872             1,268             1,876             2,429

                                                   -------------     -------------     -------------     -------------
           Gross profit                                   3,027             2,696             5,547             5,470
                                                   -------------     -------------     -------------     -------------

Operating expenses:
    Selling, general and administrative                   2,384             2,592             4,619             4,844
    Research and development                                411               517               826             1,056
    Bad debt expense                                         --                23               164                34
    Depreciation                                            236               234               477               484
                                                   -------------     -------------     -------------     -------------
           Total operating expenses                       3,031             3,366             6,086             6,418
                                                   -------------     -------------     -------------     -------------

           Operating loss                                    (4)             (670)             (539)             (948)
                                                   -------------     -------------     -------------     -------------

Other expense (income):
    Interest, net                                           104               138               229               283
    Other                                                   (24)              (83)              (57)              (83)
    Loss on substantial modification of debt                 --                --               133                --
                                                   -------------     -------------     -------------     -------------
           Total other expense                               80                55               305               200
                                                   -------------     -------------     -------------     -------------

Loss from continuing operations before                      (84)             (725)             (844)           (1,148)
    income taxes
Income tax expense                                           15                75                22               112
                                                   -------------     -------------     -------------     -------------
Loss from continuing operations                             (99)             (800)             (866)           (1,260)
Gain from discontinued operations (Note 14)                  38                33                67                90
                                                   -------------     -------------     -------------     -------------
           Net loss                                $        (61)     $       (767)     $       (799)     $     (1,170)
                                                   =============     =============     =============     =============

Basic and diluted loss per common share:
     Loss per common share from continuing
    operations                                     $         --      $      (0.05)     $      (0.05)     $      (0.07)
     Gain from discontinued operations                       --              0.01              0.01                --
                                                   -------------     -------------     -------------     -------------
     Basic and diluted loss per common share       $         --      $      (0.04)     $      (0.04)     $      (0.07)
                                                   =============     =============     =============     =============

Common shares used in computing basic and
    diluted net loss per common share:               18,833,350        17,341,152        18,730,323        17,333,195
                                                   =============     =============     =============     =============

                        See accompanying notes to condensed consolidated financial statements.

                                                          3

                                    NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share and per share amounts)

                                                                 SEPTEMBER 30,
                                                                     2004              MARCH 31,
                                                                 (UNAUDITED)             2004
                                                               ----------------     ----------------

                                                ASSETS
Current assets:
    Cash and cash equivalents                                  $         1,540      $         1,646
    Short-term investment                                                                       100
    Accounts receivable (net of allowance for
      doubtful accounts of $708 and
      $615, as of September 30, 2004 and
      March 31, 2004, respectively)                                      3,547                3,340
    Income tax receivable                                                    2                   16
    Notes and related party loans receivable                                32                   35
    Deposits                                                                92                   67
    Prepaid expenses and other current assets                            1,275                1,174
    Assets of subsidiary held for sale                                      --                  327
                                                               ----------------     ----------------
           Total current assets                                          6,488                6,705

Property, plant and equipment, net                                       1,977                2,215
Goodwill                                                                 3,089                2,892
Other assets                                                               135                  218
                                                               ----------------     ----------------
                                                               $        11,689      $        12,030
                                                               ================     ================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt,
      net of discount of $151                                  $         1,121      $           975
    Current portion of capital lease obligations                           136                  109
    Accounts payable                                                       479                  600
    Accrued expenses                                                       990                1,160
    Income taxes payable                                                    53                   55
    Deferred revenues                                                    1,610                1,834
    Other liabilities                                                      166                  208
    Liabilities of subsidiary held for sale                                 --                  186
                                                               ----------------     ----------------
           Total current liabilities                                     4,555                5,127

Long-term debt, net of current portion
  and net of discount of $150                                            1,335                1,382
Capital lease obligations, net of current portion                          411                  368
Deferred gain on sale-leaseback                                            712                  747
                                                               ----------------     ----------------
           Total liabilities                                             7,013                7,624
                                                               ----------------     ----------------

Stockholders' equity:
    Preferred stock, par value $.01
      (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                               --                   --
    Common stock, par value $.01; (Authorized
      150,000,000 shares; 18,837,154
      and 18,087,154 shares issued and outstanding
      as of September 30, 2004
      and March 31, 2004, respectively)                                    188                  181
    Additional paid-in capital                                          36,404               35,352
    Accumulated deficit                                                (31,243)             (30,444)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                (673)                (683)
                                                               ----------------     ----------------
           Total stockholders' equity                                    4,676                4,406
                                                               ----------------     ----------------
                                                               $        11,689      $        12,030
                                                               ================     ================

               See accompanying notes to condensed consolidated financial statements.

                                                  4

                                          NETGURU, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)

                                                                            SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                                                 2004                 2003
                                                                            ----------------     ----------------
Cash flows from operating activities:
    Net loss                                                                $          (799)     $        (1,170)
    Gain from discontinued operations                                                    67                   90
                                                                            ----------------     ----------------
    Loss from continuing operations                                                    (866)              (1,260)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                   543                  626
        Loss on substantial modification of debt                                        133                   --
        Bad debt expense                                                                164                   34
        Amortization of discount on loan                                                 86                   --
        Expense recognized on issuance of warrants and common stock                      48                   37
        Changes in operating assets and liabilities:
          Accounts receivable                                                          (447)                 298
          Notes and related party loans receivable                                        4                   48
          Income tax receivable                                                          14                   --
          Prepaid expenses and other current assets                                    (168)                (136)
          Deposits                                                                      (29)                 577
          Other assets                                                                   14                   (2)
          Accounts payable                                                             (102)                 (18)
          Accrued expenses                                                             (177)                (223)
          Income taxes payable                                                           (2)                  85
          Change in assets and liabilities held for sale                                173                 (102)
          Other current liabilities                                                     (42)                 (58)
          Deferred revenues                                                            (215)                (532)
          Deferred gain on sale-leaseback                                               (35)                 (35)
                                                                            ----------------     ----------------
             Net cash used in operating activities                                     (904)                (860)
                                                                            ----------------     ----------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                          (188)                 (40)
    Sale of short term investments                                                      100                   --
    Payments to acquire companies, net of cash acquired                                 (36)                  --
    Proceeds from sale of division                                                       36                   --
                                                                            ----------------     ----------------
             Net cash used in investing activities                                      (88)                 (40)
                                                                            ----------------     ----------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                          2,032                  627
    Repayment of long-term debt                                                      (1,237)                (527)
    Repayment of capital lease obligations                                              (63)                (127)
    Issuance of common stock                                                             50                   --
                                                                            ----------------     ----------------
             Net cash provided by (used in) financing activities                        782                  (27)
                                                                            ----------------     ----------------
    Effect of exchange rate changes on cash and cash equivalents                        104                   23
                                                                            ----------------     ----------------

                  Decrease in cash and cash equivalents                                (106)                (904)

Cash and cash equivalents, beginning of period                                        1,646                2,861
                                                                            ----------------     ----------------

Cash and cash equivalents, end of period                                    $         1,540      $         1,957
                                                                            ================     ================

                                                    (Continued)

                                                        5

                                          NETGURU, INC. AND SUBSIDIARIES

                            CONDENSED Consolidated Statements of Cash Flows (Continued)
                                                    (Unaudited)
                                                  (In thousands)

                                                                            SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                                                 2004                 2003
                                                                            ----------------     ----------------

Supplemental disclosure of cash flow information: Cash paid for:
         Interest                                                           $           202      $           187
                                                                            ================     ================
         Income taxes                                                       $             4      $            24
                                                                            ================     ================

Supplemental disclosure of non-cash investing and financing activities:
         Acquisition of equipment under capital lease                       $           112      $            --
         Repayment of convertible debt with common stock                    $           910      $            --
         Acquisition of a company                                           $           142      $            --
         Issuance of warrants                                               $            --      $           201
                                                                            ================     ================

                      See accompanying notes to condensed consolidated financial statements.

                                                        6

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

1. REPORT BY MANAGEMENT

         The condensed consolidated financial statements include the accounts of netGuru, Inc. and its wholly-owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         These condensed consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2004 and the results of operations and the cash flows for the three and six months ended September 30, 2004 and 2003, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2005.

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

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At September 30, 2004, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations approximated their fair values, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date. The estimated fair value of the Company's long-term debt at September 30, 2004, excluding capital leases, determined by using the effective rate of interest on this indebtedness, was approximately $2,757,000.

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

4. SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

         The Company capitalizes costs related to the development of certain software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. As of September 30, 2004, there were no unamortized capitalized software costs.

         The Company amortizes capitalized software development costs and purchased technology using the straight-line method over two to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to operations was approximately $69,000 and $139,000 for the six months ended September 30, 2004 and 2003, respectively. Accumulated amortization on capitalized software was $983,000 and $777,000 as of September 30, 2004 and 2003, respectively.

5. REVENUE RECOGNITION

         The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists; (2) delivery has been completed and no significant obligations remain; (3) the Company's price to the buyer is fixed or determinable; and (4) collection is probable. The Company's revenues arise from the following segments: engineering and collaborative software products and services; and IT services.

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

         Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to six months. The Company did not have any fixed price contracts at September 30, 2004.

         During September 2004, the Company sold its Web-based telecommunications services division and therefore, the results of the operations of this division are excluded from continuing operations and are reported under "Discontinued Operations." Of the total sale price of $130,000, the Company received $36,000 in cash with the balance to be received in consecutive monthly installments through April 15, 2005 (Note 14).

6. DEFERRED REVENUES

         The Company defers revenues for its maintenance contracts and for its collaborative software sales that are not considered earned. The Company defers its maintenance revenues when the maintenance contracts are sold, and then recognizes the maintenance revenues over the term of the maintenance contracts. The Company defers its collaborative software sales revenues if it invoices or receives payment prior to the completion of a project, and then recognizes these revenues upon completion of the project when no significant obligations remain.

7. LONG-TERM DEBT

         On December 13, 2002, the Company entered into a Securities Purchase Agreement ("Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, the Company issued to Laurus a 6% Convertible Note ("2002 Note") in the principal amount of $2,000,000 and a five-year warrant to purchase up to 200,000 shares of the Company's common stock at exercise prices ranging from $1.76 to $2.40 per share.

         On August 4, 2003, the terms of the 2002 Note were amended as follows:
(1) the interest rate was amended from 6% to the greater of 5% or the prime rate plus 1%, payable in arrears; (2) the amortization period was extended from 20 months ending on November 13, 2004 to 24 months ending on July 31, 2005; (3) the penalty for repayments of the outstanding balance in cash was removed; and (4) the fixed conversion price, upon which potential issuances of the Company's common stock to satisfy the obligations of the convertible note are based, was reduced from $1.60 to $1.30.

         In April 2004, Laurus converted $650,000 of principal balance of the 2002 Note into 500,000 shares of the Company's common stock. At September 30, 2004, the Company had a principal balance of $80,000, excluding unamortized fees and beneficial conversion adjustments, under the 2002 Note.

         On July 31, 2003, the Company obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus ("Facility"). The amount available under this Facility is reduced by the balances outstanding on the 2002 Note and the Amended 2003 Note (defined below).

         Borrowings under the Facility accrued interest, initially, at an annual rate equal to the greater of 5% or the prime rate plus 1%. Since November 1, 2003, the interest rate may be adjusted every month based on certain registration requirements and on the volume weighted average price of the Company's common stock. The interest rate was adjusted up to 5.75% during the quarter ended September 30, 2004, as a result of three increases of 25 basis points each in the prime rate from 4% to 4.75%. Obligations owed under this Facility may be repaid at the Company's option in cash or through the issuance of shares of the Company's common stock at the fixed conversion price of $1.30 per share, subject to volume limitations, as described in the Facility. The Facility has a three-year term. An early termination fee of up to $120,000 will be payable if the Facility is terminated prior to August 1, 2006. The Facility also provides the Company, under certain conditions, the flexibility to borrow additional amounts up to $1,000,000 above what is available based upon eligible accounts receivable. Any such additional borrowings will accrue interest at a rate of 0.6% per month, payable monthly.

         In connection with this Facility, the Company issued to Laurus a five-year warrant to purchase 180,000 shares of the Company's common stock, exercisable at various prices. Laurus may also receive additional five-year warrants to purchase up to 400,000 shares of the Company's common stock at an exercise price equal to 125% of the fixed conversion price based upon how much of the outstanding obligation under the Facility is converted to equity. As of September 30, 2004, none of the additional five-year warrants had been issued. The Facility is secured by a general security interest in the assets of the Company and its subsidiaries and prohibits the Company from paying any dividends on its common stock without Laurus' permission.

         On December 4, 2003, the outstanding balance of $900,000 under the Facility was refinanced with Laurus along with $500,000 of additional borrowings into a three-year, 5% secured convertible note ("2003 Note"). At September 30, 2004, the Company had no borrowings under the Facility.

         The interest rate on the 2003 Note was equal to the greater of 5% or the prime rate plus 1%. The 2003 Note was to mature on December 3, 2006. The fixed conversion price, upon which potential issuances of the Company's common stock to satisfy the obligations of the 2003 Note were based, was $1.30. In April 2004, the 2003 Note was amended ("Amended 2003 Note") to include $1,000,000 in additional borrowings. The Amended 2003 Note requires monthly principal payments of $50,000 plus accrued interest (payable in arrears) commencing August 1, 2004, with the entire remaining principal balance becoming due on December 3, 2006. The Company recorded this amendment as a substantial modification of debt and wrote off approximately $133,000 in unamortized discount on the original 2003 Note as a loss on substantial modification of debt pursuant to EITF 96-19. The Company recorded approximately $173,000 as a discount to the Amended 2003 Note, which included the $11,000 in fees it paid to an affiliate of Laurus and the $162,000 it recorded in April 2004 due to the beneficial conversion rate of the debt related to the additional borrowings. The discount is being amortized to interest expense over the remainder of the term of the Amended 2003 Note. In April 2004, Laurus also converted $260,000 of the principal balance into 200,000 shares of the Company's common stock. At September 30, 2004, the Company had an outstanding balance of $1,960,000, excluding unamortized fees and unamortized beneficial conversion adjustments, under the Amended 2003 Note.

         The 2002 Note and the Amended 2003 Note are secured by a general security interest in the assets of the Company and its domestic subsidiaries. The Company was required to use the net proceeds from the 2002 Note and the Amended 2003 Note for general corporate purposes only. The Company is also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. At September 30, 2004, the Company was in compliance with this covenant.

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

         The following represents pro forma information as if the Company recorded compensation cost using the fair value of the issued compensation instrument under SFAS No. 123 (in thousands, except amounts per share):

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                              SEPTEMBER 30,                SEPTEMBER 30,
                                       -------------------------     -------------------------
                                          2004           2003           2004           2003
                                       ----------     ----------     ----------     ----------
Net loss - as reported                 $     (61)     $    (767)     $    (799)     $  (1,170)
Deduct:  Stock-based compensation
expense determined under the fair
value based method for all awards,
net of tax                                  (145)           (78)          (290)          (157)

                                       ==========     ==========     ==========     ==========
    Net loss - pro forma               $    (206)     $    (845)     $  (1,089)     $  (1,327)
                                       ==========     ==========     ==========     ==========

                                       11

                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                      --------------------  --------------------
                                         2004       2003       2004       2003
                                      ---------  ---------  ---------  ---------
Basic and diluted net
   loss per share -
     As reported                      $  (0.00)  $  (0.04)  $  (0.04)  $  (0.07)
     Pro forma                        $  (0.01)  $  (0.05)  $  (0.06)  $  (0.08)
Weighted average fair value of
     options granted                  $   1.45         --   $   1.45      --

                                                            SIX MONTHS ENDED
                                                              SEPTEMBER 30,
                                                      --------------------------
                                                          2004           2003
                                                      -----------    -----------
Black-Scholes option pricing model
      Assumptions:
          Dividend yield                                   --              --
          Expected volatility                            80.7%          120.2%
          Risk-free interest rate                        3.56%           3.13%
          Expected option lives (in years)               6.93            6.92

9. FOREIGN CURRENCY TRANSLATION

         The financial condition and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into United States dollars (the reporting currency) at the exchange rate in effect at the end of the interim period. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective interim periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations and were not material to the first half of fiscal 2005 and 2004.

10. COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $789,000 and $1,093,000 for the six months ended September 30, 2004 and 2003, respectively.

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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                               ---------------------     ---------------------
                                                 2004         2003         2004         2003
                                               --------     --------     --------     --------
Numerator:
Net loss and numerator for basic and
  diluted loss per share                           (61)        (767)        (799)      (1,170)
                                               ========     ========     ========     ========
Denominator:
Denominator for basic net loss per share-
  average number of common shares
  outstanding during the period                 18,834       17,341       18,730       17,333
Incremental common shares attributable to
  exercise of outstanding options, warrants
  and other common stock equivalents                --           --           --           --
                                               --------     --------     --------     --------
Denominator for diluted net loss per share      18,834       17,341       18,730       17,333
                                               ========     ========     ========     ========

Basic and diluted net loss per share           $ (0.00)     $ (0.04)     $ (0.04)     $ (0.07)
                                               ========     ========     ========     ========

         Options, warrants and other common stock equivalents amounting to 1,615,000 and 1,664,000 potential common shares for the three and six month periods ended September 30, 2004, respectively (including potential common shares from the possible conversion of the convertible notes issued to Laurus amounting to 1,569,000 for each of the same periods), and 1,689,000 and 1,561,000 potential common shares for the three and six month periods ended September 30, 2003, respectively, were excluded from the computation of diluted EPS for the periods presented because the Company reported net losses and, therefore, the effect would be antidilutive.

12. SEGMENT AND GEOGRAPHIC DATA

         The Company is an integrated Internet and IT technology and services company. Prior to December 31, 2003, the Company reported the results of its travel subsidiary, e-Destinations, and its Web-based telecommunications services division in a separate segment called the "Web-based travel and telecommunications services" segment. In its continuing efforts to focus on its core software products and IT services businesses, the Company sold e-Destinations in April 2004.

         During the quarters ended March 31, 2004, and June 30, 2004, the Company reported the results of its telecommunications services division in a separate segment called Web-based telecommunications services. During the quarter ended September 30, 2004, the Company sold its telecommunications services division (see "Discontinued Operations"). Therefore beginning with the quarter ended September 30, 2004, the Company operates in two segments - (1) engineering and collaborative software products and services and (2) IT services.

         The Company's management reviews unallocable expenses related to the Company's corporate activities in a separate "Center." Prior period presentation has been revised to provide comparable information.

         The Company applies the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources.

         The significant components of worldwide operations by reportable operating segments are:

                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                       -------------------   -------------------
                                         2004       2003       2004       2003
                                       --------   --------   --------   --------
         NET REVENUE
Engineering and collaborative
  software products and services       $ 2,832    $ 2,674    $ 5,276    $ 5,396
IT services                              1,067      1,290      2,147      2,503
Center                                      --         --         --         --
                                       --------   --------   --------   --------
     Consolidated                      $ 3,899    $ 3,964    $ 7,423    $ 7,899
                                       ========   ========   ========   ========
         GROSS PROFIT
Engineering and collaborative
  software products and services       $ 2,645    $ 2,451    $ 4,844    $ 4,932
IT services                                382        245        703        538
Center                                      --         --         --         --
                                       --------   --------   --------   --------
     Consolidated                      $ 3,027    $ 2,696    $ 5,547    $ 5,470
                                       ========   ========   ========   ========
   OPERATING (LOSS)/INCOME
Engineering and collaborative
  software products and services       $   356    $    64    $   243    $   456
IT services                                 80       (174)       108       (259)
Center                                    (440)      (560)      (890)    (1,145)
                                       --------   --------   --------   --------
     Consolidated                      $    (4)   $  (670)   $  (539)   $  (948)
                                       ========   ========   ========   ========

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                        ------------------    ------------------
                                          2004       2003      2004        2003
                                        -------    -------    -------    -------
             NET REVENUE
United States                           $1,814     $1,961     $3,398     $3,972
The Americas (other than U.S.)             107        147        271        305
Europe                                     874        812      1,644      1,938
Asia-Pacific                             1,104      1,044      2,110      1,684
                                        -------    -------    -------    -------
         Consolidated                   $3,899     $3,964     $7,423     $7,899
                                        =======    =======    =======    =======
             EXPORT SALES
United States                           $  307     $  312     $  937     $  975
                                        =======    =======    =======    =======

                                              SEPTEMBER 30,        MARCH 31,
                                                 2004                2004
                                              ------------       ------------
                                                      (IN THOUSANDS)
     LONG-LIVED ASSETS
     United States                            $     3,720        $     4,036
     Europe                                           203                204
     Asia-Pacific                                   1,278              1,085
                                              ------------       ------------

              Consolidated                    $     5,201        $     5,325
                                              ============       ============

13. CONTINGENCIES

         The Company is party to various litigation matters arising in the normal course of business. Management believes the resolution of these matters will not materially impact the Company's consolidated results of operations or financial condition.

14. DISCONTINUED OPERATIONS

         In its continuing efforts to focus on its core software products and IT services businesses, the Company sold its travel services subsidiary, "e-Destinations," in April 2004 and its Web-based telecommunications services division in September 2004. Accordingly, the results of the operations of the Web-based telecommunications services subsidiary are excluded from continuing operations and reported as "Discontinued Operations."

         Loss from discontinued operations for the three and six months ended September 30,2004 was $79,000 and $50,000, respectively, compared to a gain from discontinued operations of $33,000 and $90,000, respectively, for the three and six months ended September 30,2003. The Company recorded no gain or loss from the sale of e-Destinations and a $117,000 gain from the sale of the Web-based telecommunications division during the three and six months ended September 30, 2004.

         The Company received a sales price of $155,000 from the sale of e-Destinations in April 2004 and a sales price of $130,000 from the sale of its Web-based telecommunications services division in September 2004. The entire proceeds from the sale of e-Destinations was received in April 2004. Of the $130,000 in proceeds from the sale of the Web-based telecommunications services division, the Company received $36,000 in cash during September 2004. The balance of the sales price is receivable in two monthly installments of $30,000 each in October 2004 and November 2004, with the remainder to be received in consecutive monthly installments through April 15, 2005.

         The following table summarizes financial information for the discontinued operations, with prior period presentation reclassified to conform to the current period presentation:

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                         ------------------   -----------------
                                          2004       2003      2004        2003
                                         ------     ------    ------     ------
Gain (loss) from operations of
       e-Destinations, Inc.              $  --      $  13     $  --      $  13
       Telecommunications services         (79)        20       (50)        77
Gain on sale of tele-
         communications services           117         --       117         --
                                         ------     ------    ------     ------
         Total                           $  38      $  33     $  67      $  90
                                         ======     ======    ======     ======

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

OVERVIEW

         We operate in two business segments. They are:

         o Engineering and collaborative software products and services for businesses worldwide; and
         o Information technology, or IT, services (including value-added IT services)

         Our net revenues during the six months ended September 30, 2004 were $7,423,000, a decrease of 6.0% over the corresponding prior year period, of which engineering and collaborative software products and services net revenues declined $120,000 (2.2%) and IT services net revenues declined $356,000 (14.2%).

         We anticipate growth in both domestic and international sales of engineering and collaborative software in the quarter ending December 31, 2004, and for fiscal 2005. However, this will depend upon, among other factors, our customers' continued acceptance of our products and services as well as our customers' economic conditions. Although historically our software sales and revenues have increased during the second half of the fiscal year, we can offer no assurance that increases in software sales and revenues will materialize.

         We believe our IT services business will see growth in revenues due to our expansion into the BPO market. Currently, our BPO services address the production of structural steel detailing drawings. Although we believe our BPO services will contribute additional revenues to the IT services segment, we offer no assurance as to the amount of additional revenues that may materialize since we have a limited history in this segment of the business, and competition for such services is intense as there are relatively few barriers to entry.

         We plan to continue to monitor our costs in the upcoming quarters. As part of our cost control measures and to expedite development of our next generation of engineering software, we expect to move most of our R&D functions related to engineering software development to our lower cost location in India. Although we expect to be profitable in our quarter ending March 31, 2005, this will depend upon the anticipated growth in our revenues, neither of which is certain.

         As of September 30, 2004, our indebtedness under our convertible notes totaled approximately $2,040,000, out of a total availability of $4,000,000. During the six months ended September 30, 2004, we converted a portion of the outstanding convertible debt into equity. We anticipate that additional convertible debt will be converted to equity in the coming months.

CRITICAL ACCOUNTING POLICIES

         We have identified the following as accounting policies that are the most critical to aid in understanding and evaluating our financial results:

         o        revenue recognition;
         o        allowance for accounts receivable; and
         o        impairment of long-lived assets, including goodwill.

         REVENUE RECOGNITION

         We derive revenues from:

         o        engineering and collaborative software products and services;
                  and
         o        IT services.

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

         We recognize revenues from our IT services primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as we perform IT services. Certain IT services contracts are fixed price contracts where we measure progress toward completion by mutually agreed upon pre-determined milestones and recognize revenue upon reaching those milestones. Our fixed price IT contracts are typically for a short duration of one to six months.

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

         IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." In September 2004, we sold our Web-based telecommunications services division and recorded a $50,000 loss from the discontinued operations for the six months ended September 30, 2004 and a $117,000 gain on sale of the telecommunications services division. Pursuant to SFAS No. 144, these items are excluded from continuing operations and reported under "Discontinued operations." Prior period presentations have been conformed to the current period presentations.

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

         We consider the following operating segments- engineering and collaborative software products and services and IT services - to be our reporting units for purposes of testing for impairment.

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

         Our annual test for impairment is performed as of March 31 every year. The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill will be incorrect. In addition, future results of operations could be materially impacted by the write-down of the carrying amount of goodwill to its estimated fair value. There was no goodwill impairment write-down during the six months ended September 30, 2004. As of September 30, 2004, our goodwill balance was $3,089,000.

CONSOLIDATED RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003

     CONTINUING OPERATIONS

NET REVENUES

         The following table presents our net revenues by segment (dollars in thousands):

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                     -------------------     -------------------
                                       2004        2003        2004        2003
                                     -------     -------     -------     -------
NET REVENUES
Engineering and collaborative
   software products and services    $2,832      $2,674      $5,276      $5,396
% of total net revenues                72.6%       67.5%       71.1%       68.3%

IT services                          $1,067      $1,290      $2,147      $2,503
% of total net revenues                27.4%       32.5%       28.9%       31.7%
                                     -------     -------     -------     -------
Total net revenues                   $3,899      $3,964      $7,423      $7,899
                                     =======     =======     =======     =======

         Total net revenues for the three and six months ended September 30,

2004 decreased by $65,000 (1.6%) and $476,000 (6.0%), respectively, compared to the three and six months ended September 30, 2003. Our total net revenues consisted primarily of net revenues from (1) engineering and collaborative software products and services and (2) IT services.

ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Net revenues from engineering and collaborative software products and services for the three months ended September 30, 2004 increased by $158,000 (5.9%) compared to the three months ended September 30, 2003, primarily due to an increase in net revenues from engineering software products and services. Net revenues from engineering and collaborative software products and services for the six months ended September 30, 2004 decreased by $120,000 (2.2%) compared to the six months ended September 30, 2003 primarily due to a decrease in collaborative software net revenues.

         Net revenues from engineering software products and services for the three months ended September 30, 2004 increased by $219,000 (9.0%) compared to the three months ended September 30, 2003, primarily due to a $196,000 increase in net revenues from Asia due to increased direct sales efforts, and increases in purchases by government entities and engineering colleges. Engineering software products and services net revenues increased by approximately $85,000 (1.7%) during the six months ended September 30, 2004 due to a $301,000 increase in net revenues from Asia and a $93,000 increase in net revenues from Europe offset by a $309,000 decrease in domestic net revenues. The decrease in domestic net revenues in the U.S. was primarily due to $450,000 in engineering software products and services revenues recognized during the six months ended September 30, 2003 in connection with a large domestic project that did not recur during the six months ended September 30, 2004. This decrease was partially offset by a $145,000 increase in domestic net revenues from enhanced corporate sales efforts. Net revenues from Asia increased due to an increase in infrastructure projects requiring our engineering software, effective anti-piracy initiatives, and training programs.

         Net revenues from collaborative software products and services decreased $61,000 ($24.8%) and $205,000 (43.4%) during the three and six months ended September 30, 2004, compared to the three and six months ended September 30, 2003. The decrease in net revenues from collaborative software products and services was due to the lower value of a new project completed during the three and six months ended September 30, 2004, compared to the three months ended September 30, 2003 when a larger project was completed.

         Historically, our engineering software sales during the second half of a fiscal year have been higher than during the first half of a fiscal year. We believe this trend will continue in the current fiscal year, provided our customers' continued acceptance of our products and economic conditions occur as anticipated.

IT SERVICES

         The trend of decreasing IT services net revenues continued during the three and six months ended September 30, 2004, compared to the three and six months ended September 30, 2003. IT services net revenues decreased $223,000 (17.3%) and $356,000 (14.2%) for the three and six months ended September 30, 2004, compared to the three and six months ended September 30, 2003. Although net revenues from IT services during the three and six months ended September 30, 2004 decreased in domestic and European segments as compared to the three and six months ended September 30, 2003, they increased in Asia during the six months ended September 30, 2004 as compared to the six months ended September 30, 2003. Net revenues from IT services have decreased due to scaling back of one of our domestic IT services offices and due to decreases in IT services revenues from Europe. These decreases were offset by a $122,000 increase in IT services net revenues from India, primarily due to our acquisition of a small IT consulting company in April 2004. In the past several quarters, the IT services industry had been adversely affected by a slow economy, and many of our customers reduced, and continue to reduce, spending on technology consulting and systems integration services. Although we do not anticipate significant recovery in the IT services sector, we anticipate that our increased emphasis on the development of higher margin IT services as well as the BPO efforts that began during the later part of fiscal 2004 will contribute to a partial recovery in our IT services net revenues during the later part of fiscal 2005. IT services net revenues for the six months ended September 30, 2004 do not reflect any revenues related to our BPO services.

GROSS PROFIT AND GROSS MARGIN

         The following table presents our gross profit by segment and gross profit as a percentage of each segment's net revenue, or gross margin (dollars in thousands):

                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                       -----------------------     -----------------------
                                          2004          2003          2004          2003
                                       ---------     ---------     ---------     ---------
GROSS PROFIT
Engineering and collaborative
   software products and services      $  2,645      $  2,451    $    4,844     $   4,932
IT services                                 382           245           703           538
                                       ---------     ---------     ---------    ----------
  Consolidated                         $  3,027      $  2,696      $  5,547     $   5,470
                                       =========     =========     =========    ==========
GROSS MARGIN
Engineering and collaborative
   software products and services          93.4%         91.7%         91.8%         91.4%
IT services                                35.8%         19.0%         32.7%         21.5%
                                       ---------     ---------     ---------    ----------
  Consolidated                             77.6%         68.0%         74.7%         69.2%
                                       =========     =========     =========    ==========

         Consolidated gross margin increased to 77.6% and 74.7% for the three and six months ended September 30, 2004 from 68.0% and 69.2% for the three and six months ended September 30, 2003 due to the growing proportion of revenues as well as higher gross margin from engineering and collaborative software products and services compared to IT services.

ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Our engineering and collaborative software products and services segment generally produces a higher gross margin than our IT services segment due to the relatively lower costs associated with each sale. The cost of revenues for the engineering and collaborative software products and services segment includes printing services, direct supplies such as hardware locks that are attached to the central processing unit to prevent unauthorized access to licensed software, salaries for the technical support employees, freight out, and software amortization expense.

         Gross margin in the engineering and collaborative software products and services segment stayed relatively flat, increasing by 1.7 and 0.4 percentage points for the three and six months ended September 30, 2004, compared to the three and six months ended September 30, 2003. The increase in gross margin in the engineering and collaborative software product and services segment was due to a $69,000 decrease in software amortization costs for the three and six months ended September 30, 2004 compared to the three and six months ended September 30, 2003, as a result of the completion of amortization during June 2004. This decrease was offset by a $26,000 and a $22,000 increase in cost of technical support due to an increase in the number of technical support personnel and $38,000 and $36,000 increases in royalty fees during the three and six months ended September 30, 2004, respectively, compared to the three and six months ended September 30, 2003. Gross margin for the six months ended September 30, 2003 included gross margin from a large project with minimal related costs whereas gross margin for the six months ended September 30, 2004 did not include any gross margin from such large projects.

IT SERVICES

         Historically, gross margin from the IT services segment has been lower than gross margin from the engineering and collaborative software products and services segment due to the higher cost of labor associated with IT services. The cost of revenues for IT services includes the salaries, bonuses and benefits for the consulting employees. Our IT services consultants generally receive higher salaries than our technical support employees.

         Gross margin in the IT services segment increased by 16.8 and 11.2 percentage points for the three and six months ended September 30, 2004, compared to the three and six months ended September 30, 2003. This increase was primarily the result of our acquisition of a higher margin IT services company engaged in steel detailing services in India. An increase in the emphasis on higher margin IT services in India during the six months ended September 30, 2004 compared to IT services that included a lower margin hardware component during the six months ended September 30, 2003 contributed to the improvement in gross margin for this segment. In addition, better utilization of consultants and scaling back of one of the domestic offices also contributed to the increase in gross margin for the six months ended September 30, 2004, compared to the six months ended September 30, 2003.

OPERATING EXPENSES

         The following table presents our operating expenses in dollars and as a percentage of total net revenues (dollars in thousands):

                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                     SEPTEMBER 30,               SEPTEMBER 30,
                                 ------------------------   ------------------------
                                    2004          2003         2004          2003
                                 ----------    ----------   ----------     ---------
OPERATING EXPENSES
  Selling, general and
     administrative expenses     $  2,384      $  2,592     $   4,619      $  4,844
  % of total net revenues            61.1%         65.4%         62.2%         61.3%

  Research and development
    expenses                     $    411      $    517      $    826      $  1,056
  % of total net revenues            10.5%         13.0%         11.1%         13.4%

  Bad debt expense               $     --      $     23      $    164      $     34
  % of total net revenues              --           0.6%          2.2%          0.4%

  Depreciation                   $    236      $    234      $    477      $    484
   % of total net revenues            6.1%          5.9%          6.4%          6.2%

  Total operating expenses       $  3,031      $  3,366      $  6,086      $  6,418
  % of total net revenues            77.7%         84.9%         82.0%         81.3%


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses decreased by $208,000 (8.0%) and $225,000 (4.6%) for the three and six months ended September 30, 2004, compared to the three and six months ended September 30, 2003.

         The primary reasons for the decrease in SG&A expenses during the three months ended September 30, 2004, compared to the three months ended September 30, 2003, are as follows: a $145,000 decrease in salaries and related expenses due to terminations and a $156,000 decrease in professional fees partially offset by a $69,000 increase in consulting fees and a $49,000 increase in user conference expenses, resulting in an overall decrease in SG&A expenses.

         The primary reasons for the decrease in SG&A expenses during the six months ended September 30, 2004, compared to the six months ended September 30, 2003, are as follows: a $207,000 decrease in salaries and related expenses due to terminations and a $167,000 decrease in professional fees partially offset by a $68,000 increase in consulting fees and a $45,000 increase in user conference expenses, resulting in an overall decrease in SG&A expenses. We continue to monitor our SG&A expenses but do not make any assurances that we will be able to cut SG&A expenses from levels attained in the first six months of fiscal 2005. In addition, obtaining profitability may be difficult even with reduced expenses because some of the areas of expense cutting, such as sales and marketing and research and development, involve activities that we ordinarily undertake with the expectation that they will contribute to future revenues. Even if near-term profitability can be achieved through cost-cutting, it will not be sustainable if the effect of cost-cutting is to impede future revenue growth.

         The requirements of section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") are effective for us beginning with the fiscal year ending March 31, 2006. We anticipate that the expenses related to the implementation of the requirements of the Act will be significant to our results of operations and cash flows for the fiscal years ending March 31, 2005 and March 31, 2006. However, we are unable to quantify the extent of the impact of the Act on our results of operations and cash flows.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses decreased by $106,000 (20.5%) and $230,000 (21.8%) to $411,000 and $826,000 for the three and six months ended September 30, 2004, from $517,000 and $1,056,000 for the three and six months ended September 30, 2003. The decrease in R&D expenses is primarily related to employee terminations and a reduction in consulting expenditures. We believe R&D expenses may decrease further from current levels as a result of our plans to move most of the R&D work to our lower cost location overseas.

         BAD DEBT EXPENSE

         Bad debt expense decreased by $23,000 (100.0%) to $0 for the three months ended September 30, 2004, from $23,000 for the three months ended September 30, 2003. Bad debt expense increased by $130,000 to $164,000 for the six months ended September 30, 2004 from $34,000 for the six months ended September 30, 2003. The increase in bad debt expense was primarily due to one collaborative software customer.

         DEPRECIATION

         Depreciation expenses (excluding amounts charged to cost of revenues) stayed relatively flat, increasing $2,000 (0.7%) and decreasing $7,000 (1.5%) for the three and six months ended September 30, 2004, respectively, compared to the three and six months ended September 30, 2003. As a result of our continuing efforts to control costs, additions to capital equipment have been minimal. We anticipate that depreciation expenses will remain at this lower level through the end of fiscal 2005.

OTHER EXPENSE (INCOME)

         The following table presents our other expense (income) in dollars and as a percentage of total net revenues (dollars in thousands):

                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                ------------------------------    ------------------------
                                   2004               2003            2004         2003
                                -----------      -------------    ------------  ----------
OTHER EXPENSE (INCOME)
    Interest expense, net        $   104         $     138        $     229     $    283
    % of total net revenues          2.7%              3.5%             3.1%         3.6%

    Other income                 $   (24)        $     (83)       $     (57)    $    (83)
    % of total net revenues         (0.6)%            (2.1)%           (0.8)%       (1.1)%

    Loss on substantial
      modification of debt       $     -         $       -        $     133     $      -
    % of total net revenues            -                 -              1.8%           -

    Total other expense          $    80         $      55        $     305     $    200
    % of total net revenues          2.1%              1.4%             4.1%         2.5%

                                       24

         INTEREST EXPENSE, NET

         Interest expense, net decreased by $34,000 (24.6%) and $54,000 (19.1%) for the three and six months ended September 30, 2004 compared to the three and six months ended September 30, 2003. The decrease in interest expense, net was primarily due to a reduction in principal balance due to conversion of a portion of our convertible debt into equity as well as a reduction in interest due to refinancing a bank debt by one of our subsidiaries. Annual interest rate on the convertible notes with Laurus is based on the greater of 5% or the prime rate plus 1%. The Federal Reserve has increased interest rates three times since August 2004, which increased the stated rate on our convertible notes issued to Laurus from 5% to 5.75%. Interest expense in the upcoming quarters may increase if the prime rate increases further or if we borrow additional amounts, but may decrease if additional portions of debt outstanding under the 2002 Note and Amended 2003 Note are converted into equity.

         OTHER INCOME

         Other income decreased by $59,000 and $26,000 for the three and six months ended September 30, 2004, compared to the three and six months ended September 30, 2003 primarily due to the sale of certain assets in the prior year that were previously written off or fully depreciated.

         LOSS ON SUBSTANTIAL MODIFICATION OF DEBT

         In April 2004, we amended our 2003 Note and borrowed an additional $1,000,000 under the Amended 2003 Note (see note 7 "Long-term Debt" to the condensed consolidated financial statements). We recorded this transaction as a substantial modification of debt. We wrote off approximately $133,000 in unamortized discount on the original 2003 Note as a loss on substantial modification of debt pursuant to EITF 96-19. There was no similar transaction for the three months ended September 30, 2004 or for the three and six months ended September 30, 2003.

         INCOME TAXES

          We recorded an income tax expense of $15,000 and $22,000 for the three and six months ended September 30, 2004 compared to $75,000 and $112,000 during the three and six months ended September 30, 2003. Tax expense for the three and six months ended September 30, 2004 resulted from provisions for domestic and foreign income taxes applicable to local jurisdictions.

     DISCONTINUED OPERATIONS

         In our continuing efforts to focus on our core software products and IT services businesses, we sold our travel services subsidiary, "e-Destinations," in April 2004 for its approximate fair value of $155,000 and our Web-based telecommunication services division in September 2004 for $130,000, which amount was $117,000 greater than its book value. Accordingly, the results of the operations of the travel services subsidiary and Web-based telecommunications services division are excluded from continuing operations and reported as "discontinued operations."

         Loss from the discontinued operations for the three and six months ended September 30,2004 was $79,000 and $50,000, respectively, compared to a gain from discontinued operations of $33,000 and $90,000 for the three and six months ended September 30,2003, respectively. We recorded no gain or loss from the sale of e-Destinations since it was written down to its potential recoverable value at the end of March 31, 2004, and a $117,000 gain from the sale of the Web-based telecommunications services division during the three and six months ended September 30, 2004.

         We received a total sales price of $155,000 from the sale of e-Destinations in April 2004 and a total sale price of $130,000 from the sale of the Web-based telecommunications services division. We received the entire proceeds from the sale of e-Destinations in April 2004. Of the total sales price of $130,000 for the Web-based telecommunications services division, we received $36,000 in cash during the period ended September 30, 2004. The balance of the sales price is receivable in two monthly installments of $30,000 each in October and November 2004, with the remainder to be received in consecutive monthly installments through April 15, 2005.

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

         Our principal sources of liquidity at September 30, 2004 consisted of $1,540,000 of cash and cash equivalents and a revolving credit facility described below. Cash and cash equivalents decreased by $106,000 (6.4%) during the six months ended September 30, 2004. The primary reason for this decrease was cash used in operations, which was offset by additional borrowings.

         Net cash used in operations was $904,000 during six months ended September 30, 2004 compared to $860,000 during the six months ended September 30, 2003, a decrease of $44,000. Net loss from continuing operations of $866,000 during the six months ended September 30, 2004 and net loss from continuing operations of $1,260,000 during the six months ended September 30, 2003 were the primary reasons for cash used in operations in both periods. Even though net loss from continuing operations was lower during the six months ended September 30, 2004, compared to the net loss from continuing operations during the six months ended September 30, 2003, cash usage during the six months ended September 30, 2004 was higher compared to the cash usage during the six months ended September 30, 2003. This was primarily due to a $447,000 net increase in accounts receivable balance as of September 30, 2004 as a result of a higher portion of sales on credit toward the end of September 2004, compared to a $298,000 net decrease in accounts receivable balance at September 30, 2003 due to better collection of accounts receivable.

         The following contributed to cash usage
during the six months ended September 30, 2004:

         o A $447,000 increase in accounts receivable primarily due to a higher proportion of sales on credit toward the end of September 2004;
         o A $215,000 decrease in deferred revenues primarily due to a lower level of new maintenance billings and a higher level of recognized revenues from previously deferred billings;
         o A $177,000 decrease in accrued expenses primarily due to payment of severance payments and professional fees;
         o        A $102,000 decrease in accounts payable due to payments; and
         o A $168,000 increase in prepaid expenses and other current assets due to prepayment of rent and product packaging materials as well as due to a receivable resulting from the sale of our Web-based telecommunications services division.

The above were partially offset by $155,000 in proceeds from the sale of e-Destinations in April 2004.

The following contributed to cash usage during the six months ended September 30, 2003:

         o A $532,000 decrease in deferred revenues primarily due to a lower level of new maintenance billings and a higher level of recognized revenues from previously deferred billings;
         o A $223,000 decrease in accrued expenses due to payment of a legal settlement and professional fees;
         o A $136,000 increase in prepaid expenses and other current assets primarily due to prepaid digital media costs; and
         o A $102,000 decrease related to changes in assets and liabilities of divisions held for sale.

         The above were offset by a $577,000 decrease in deposits due to payment of a legal settlement and a $298,000 decrease in accounts receivable due to better collections of receivables.

         Although we anticipate our cash needs will increase in the upcoming quarters as a result of increases in expenses related to our BPO services, we believe this increase will be more than offset by revenues we anticipate earning from such services. However, the combined effect of such transactions may not result in positive cash generation, if actual levels of expenses and revenues from our BPO services differ from anticipated levels due to unanticipated increases in labor costs, decreased demand, competition, or other factors.

         The requirements of section 404 of the Sarbanes-Oxley Act of 2002 ("the Act") are effective for us beginning with the fiscal year ending March 31, 2006. We anticipate the expenses related to the implementation of the requirements of the Act will be significant to our results of operations and cash flows for the fiscal years ending March 31, 2005 and March 31, 2006. However, we are unable to quantify the extent of the impact of the Act on our results of operations and cash flows.

         Net cash used in investing activities during the six months ended September 30, 2004 consisted of capital expenditures of $188,000 and payment to acquire companies of $36,000, offset by $100,000 from the sale of short-term investments and $36,000 of proceeds from the sale of our Web-based telecommunications services division. Capital expenditures during the six months ended September 30, 2003 were $40,000. We expect our capital expenditures to stay at or near the current level for the next twelve months.

         Cash provided by financing activities during the six months ended September 30, 2004 primarily resulted from long-term borrowings of $2,032,000 (including $990,000 in additional borrowings, net of fees, under the Amended 2003 Note) and $50,000 of proceeds from warrant exercises, offset by $1,237,000 in long-term debt repayments. In addition, repayments of capital lease obligations amounted to $63,000 for the six months ended September 30, 2004. Proceeds from long-term borrowings during the six months ended September 30, 2003 were $627,000. Additionally, we repaid $527,000 of long-term debt and $127,000 in capital lease obligations during the six months ended September 30, 2003.

         We incurred net losses from continuing operations of $866,000 and $1,260,000 and used cash in operations of $904,000 and $860,000 during the six months ended September 30, 2004 and 2003, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services.

         The following table summarizes our contractual obligations and commercial commitments at September 30, 2004 (in thousands of dollars):

                                             PAYMENTS DUE BY PERIOD
                              --------------------------------------------------
                                         LESS
                                         THAN        3-4       4-5       AFTER 5
CONTRACTUAL OBLIGATIONS        TOTAL    1 YEAR      YEARS      YEARS      YEARS

Long-Term Debt*               $2,757    $1,222     $1,525     $    7     $    3
Capital Lease Obligations        547       136        293        118         --
Operating Leases               3,761       519        882        716      1,644
                              -------   -------    -------    -------    -------
Total Contractual Cash
   Obligations                $7,065    $1,877     $2,700     $  841     $1,647
                              =======   =======    =======    =======    =======

*  Excludes debt discount of $301

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

         On July 31, 2003, we obtained a $4,000,000 revolving credit facility from Laurus. The availability of funds under this credit facility is limited by the amount of the unpaid balances on the 2002 Note and the Amended 2003 Note (collectively, the "Laurus Notes"). At September 30, 2004, we had no borrowings under the revolving credit facility, $2,040,000 in principal balance, excluding $301,000 of fees and beneficial conversion adjustments, under the 2002 Note and the Amended 2003 Note, and availability of $1,960,000.

         We are required to use the net proceeds from this financing for general corporate purposes only. We are also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. We were in compliance with such covenant as of September 30, 2004.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended September 30, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         UNREGISTERED SALES OF EQUITY SECURITIES

         In April 2004 and July 2004, we issued 25,000 shares each of our common stock to one accredited investor upon exercise of a previously issued warrant, for total proceeds of $50,000.

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

         DIVIDENDS AND RESTRICTIONS

         The credit facility with Laurus prohibits us from paying any dividends on our common stock without Laurus' permission. We are required to use the net proceeds from the Laurus financing for general corporate purposes only. We are also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. At September 30, 2004, we were in compliance with this covenant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2004, no matters were submitted to a vote of our common stockholders.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit
         No.               Description

         31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 (1)

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
----------

(1) Attached as an exhibit to this Form 10-QSB.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 15, 2004

                                         NETGURU, INC.

                                         By: /s/ BRUCE K. NELSON
                                             ---------------------------------
                                                 Bruce K. Nelson
                                                 Chief Financial Officer
                                                 (principal financial officer
                                                 and duly authorized officer)

            EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-QSB

         Exh. No.           Description
         -------           -----------

         31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002