Form 10QSB
period 2004-12-31
NETGURU INC
filed 2005-02-11
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 19,117,154 on February 10, 2005.


Transitional Small Business Disclosure Format (Check one):  Yes  [ ]  No [X]

                                           PART I
                                    FINANCIAL INFORMATION

                                                                                    PAGE
                                                                                    ----
Item 1.  Financial Statements

            Condensed Consolidated Statements of Operations for the Three and
            Nine Months Ended December 31, 2004 and 2003 (unaudited) ............     3

            Condensed Consolidated Balance Sheets as of
            December 31, 2004 (unaudited) and March 31, 2004.....................     4

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended December 31, 2004 and 2003 (unaudited).............     5

            Notes to Condensed Consolidated Financial Statements ................     7

Item 2.  Management's Discussion and Analysis or Plan of Operation..............     19

Item 3.  Controls and Procedures ................................................    32
..

                                           PART II
                                      OTHER INFORMATION

Item 1.  Legal Proceedings......................................................     33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............     33

Item 3.  Defaults Upon Senior Securities........................................     34

Item 4.  Submission of Matters to a Vote of Security Holders....................     34

Item 5.  Other Information......................................................     34

Item 6.  Exhibits ..............................................................     35

Signatures......................................................................     36

Exhibits Filed with this Report on Form 10-QSB..................................     37


                                           PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           NETGURU, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)
                                 (In thousands, except share and per share amounts)


                                                 THREE MONTHS      THREE MONTHS      NINE MONTHS       NINE MONTHS
                                                    ENDED             ENDED             ENDED             ENDED
                                                 DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                     2004              2003              2004              2003
                                                 -------------     -------------     -------------     -------------
Net revenues:
    Engineering and collaborative software
      products and services                      $      2,704      $      2,664      $      7,981      $      8,060
    IT services                                         1,016             1,218             3,162             3,721
                                                 -------------     -------------     -------------     -------------
           Total net revenues                           3,720             3,882            11,143            11,781

Cost of revenues:
    Engineering and collaborative software
      products and services                               145               246               577               710
    IT services                                           684               969             2,128             2,934
                                                 -------------     -------------     -------------     -------------
           Total cost of revenues                         829             1,215             2,705             3,644

                                                 -------------     -------------     -------------     -------------
           Gross profit                                 2,891             2,667             8,438             8,137
                                                 -------------     -------------     -------------     -------------
Operating expenses:
    Selling, general and administrative                 2,353             3,190             6,972             8,034
    Research and development                              390               545             1,216             1,601
    Bad debt expense                                        4                15               169                49
    Depreciation                                          244               231               720               715

                                                 -------------     -------------     -------------     -------------
           Total operating expenses                     2,991             3,981             9,077            10,399
                                                 -------------     -------------     -------------     -------------

           Operating loss                                (100)           (1,314)             (639)           (2,262)
                                                 -------------     -------------     -------------     -------------

Other expense (income):
    Interest, net                                         111               246               340               529
    Other                                                  (4)              (26)              (61)             (109)
    Loss on substantial modification of debt               --                --               133                --
                                                 -------------     -------------     -------------     -------------
           Total other expense                            107               220               412               420
                                                 -------------     -------------     -------------     -------------

Loss from continuing operations before
    income taxes                                         (207)           (1,534)           (1,051)           (2,682)
Income tax expense                                         16                53                38               165
                                                 -------------     -------------     -------------     -------------
Loss from continuing operations                          (223)           (1,587)           (1,089)           (2,847)
(Loss) gain from discontinued operations
    (Note 14)                                              --              (431)               67              (341)
                                                 -------------     -------------     -------------     -------------
           Net loss                              $       (223)     $     (2,018)     $     (1,022)     $     (3,188)
                                                 =============     =============     =============     =============

Basic and diluted loss per common share:
     Loss per common share from continuing
       operations                                $      (0.01)     $      (0.09)     $      (0.06)     $      (0.16)
    (Loss) gain from discontinued
       operations                                          --             (0.02)             0.01             (0.02)
                                                 -------------     -------------     -------------     -------------
     Basic and diluted net loss per common
       share                                     $      (0.01)     $      (0.11)     $      (0.05)     $      (0.18)
                                                 =============     =============     =============     =============

Common shares used in computing basic and
    diluted net loss per common share              18,865,523        17,701,176        18,775,554        17,456,417
                                                 =============     =============     =============     =============


                       See accompanying notes to condensed consolidated financial statements.


                                         NETGURU, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands, except share and per share amounts)


                                                                                 DECEMBER 31,
                                                                                    2004            MARCH 31,
                                                                                 (UNAUDITED)          2004
                                                                                -------------     -------------
                                                     ASSETS
Current assets:
    Cash and cash equivalents                                                   $      2,942      $      1,646
    Short-term investment                                                                 --               100
    Accounts receivable (net of allowance for doubtful accounts of $700 and
      $615, as of December 31, 2004 and March 31, 2004, respectively)                  3,915             3,340
    Income tax receivable                                                                  2                16
    Notes and related party loans receivable                                              29                35
    Deposits                                                                              97                67
    Prepaid expenses and other current assets                                          1,331             1,174
    Assets of subsidiary held for sale                                                    --               327
                                                                                -------------     -------------
           Total current assets                                                        8,316             6,705

Property, plant and equipment, net                                                     1,865             2,215
Goodwill (net of accumulated amortization of $3,652)                                   3,116             2,892
Other assets                                                                             189               218
                                                                                -------------     -------------
                                                                                $     13,486      $     12,030
                                                                                =============     =============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt, net of discount of $195 and $132,
         as of December 31, 2004 and March 31, 2004, respectively               $      1,167      $        975
    Current portion of capital lease obligations                                         141               109
    Accounts payable                                                                     436               600
    Accrued expenses                                                                   1,045             1,160
    Income taxes payable                                                                  25                55
    Deferred revenues                                                                  2,228             1,834
    Other liabilities                                                                    264               208
    Liabilities of subsidiary held for sale                                               --               186
                                                                                -------------     -------------
           Total current liabilities                                                   5,306             5,127

Long-term debt, net of current portion and net of discount of $229 and $239,
     as of December 31, 2004 and March 31, 2004, respectively                          1,976             1,382
Capital lease obligations, net of current portion                                        381               368
Deferred gain on sale-leaseback                                                          695               747
                                                                                -------------     -------------

           Total liabilities                                                           8,358             7,624
                                                                                -------------     -------------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                                             --                --
    Common stock, par value $.01(Authorized 150,000,000 shares; 19,117,154 and 18,087,154 shares issued and outstanding as of December 31, 2004
      and March 31, 2004, respectively)                                                  191               181
    Additional paid-in capital                                                        36,899            35,352
    Accumulated deficit                                                              (31,466)          (30,444)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                              (496)             (683)
                                                                                -------------     -------------

           Total stockholders' equity                                                  5,128             4,406
                                                                                -------------     -------------
                                                                                $     13,486      $     12,030
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


                                         NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                 (In thousands)


                                                                                 NINE MONTHS       NINE MONTHS
                                                                                    ENDED             ENDED
                                                                                 DECEMBER 31,      DECEMBER 31,
                                                                                    2004               2003
                                                                                 ------------      ------------
Cash flows from operating activities:
    Net loss                                                                     $    (1,022)      $    (3,188)
    Income (loss) from discontinued operations                                            67              (341)
                                                                                 ------------      ------------
    Loss from continuing operations                                                   (1,089)           (2,847)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                    795               932
        Bad debt expense                                                                 169                50
        Loss on substantial modification of debt                                         133                --
        Amortization of discount on loan                                                 121                --
        Expense recognized on issuance of warrants and common stock                       68               212
        Expense recognized on issuance of stock-based compensation                        --               410
        Loss on disposal of property                                                      19                --
        Changes in operating assets and liabilities:
          Accounts receivable                                                           (695)             (287)
          Notes and related party loans receivable                                         6                51
          Income tax receivable                                                           15                (7)
          Prepaid expenses and other current assets                                     (247)             (166)
          Deposits                                                                       (29)              587
          Other assets                                                                   (25)               (8)
          Accounts payable                                                              (168)             (122)
          Accrued expenses                                                              (153)               15
          Income taxes payable                                                           (34)              116
          Accrued restructuring costs                                                     --              (199)
          Other liabilities                                                               41                (1)
          Deferred revenues                                                              370              (199)
          Deferred gain on sale-leaseback                                                (52)              (52)
                                                                                 ------------      ------------

                  Net cash used in operating activities                                 (755)           (1,515)
                                                                                 ------------      ------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                           (286)              (78)
    Proceeds from sale of property, plant, and equipment                                  37               150
    Sale of short term investments                                                       100                --
    Payments to acquire companies, net of cash acquired                                  (58)               --
    Proceeds from sale of division                                                       271                --
                                                                                 ------------      ------------
                  Net cash provided by investing activities                               64                72
                                                                                 ------------      ------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                           3,627             2,101
    Financing fees                                                                       (21)               --
    Repayment of long-term debt                                                       (1,730)           (1,371)
    Repayment of capital lease obligations                                               (98)             (182)
    Issuance of common stock upon exercise of warrant                                    100                --
                                                                                 ------------      ------------
                  Net cash provided by financing activities                            1,878               548
    Effect of exchange rate changes on cash and cash equivalents                         235               111
                                                                                 ------------      ------------

                  Net cash provided by (used in) continuing operations                 1,422              (784)
                  Net cash used in discontinued operations                              (126)             (321)

Cash and cash equivalents, beginning of period                                         1,646             2,772
                                                                                 ------------      ------------

Cash and cash equivalents, end of period                                         $     2,942       $     1,667
                                                                                 ============      ============
                                                  (Continued)


                                         NETGURU, INC. AND SUBSIDIARIES

                          CONDENSED Consolidated Statements of Cash Flows (Continued)
                                                  (Unaudited)
                                                 (In thousands)


                                                                                 NINE MONTHS       NINE MONTHS
                                                                                    ENDED             ENDED
                                                                                 DECEMBER 31,      DECEMBER 31,
                                                                                    2004               2003
                                                                                 ------------      ------------
Supplemental disclosure of cash flow information:
     Cash paid for:
         Interest                                                                $       267       $       262
                                                                                 ============      ============
         Income taxes                                                            $        75       $        53
                                                                                 ============      ============

Supplemental disclosure of non-cash investing and financing activities:
     Acquisition of equipment under capital leases                               $       119       $        --
     Repayment of convertible debt with common stock                                   1,209               715
     Issuance of warrants                                                                103                --
     Acquisition of a company:
                Net assets acquired                                                       54                --
                Net liabilities assumed                                                   29                --
                Promissory Note issued toward consideration, net of discount             135                --
                Common stock issuable toward consideration                                41                --
                                                                                 ============      ============

                     See accompanying notes to condensed consolidated financial statements.


                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


1.  REPORT BY MANAGEMENT

         The condensed consolidated financial statements include the accounts of netGuru, Inc. and its wholly-owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         These condensed consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at December 31, 2004, the results of operations for the three and nine months ended December 31, 2004 and 2003, and the cash flows for the nine months ended December 31, 2004 and 2003, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2005.

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

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At December 31, 2004, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations approximated their fair values, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date. The estimated fair value of the Company's long-term debt at December 31, 2004, excluding capital leases, determined by using the effective rate of interest on this indebtedness, was approximately $3,567,000.

3.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         REVENUE RECOGNITION

         The Emerging Issues Task Force, or EITF, reached a consensus for EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides accounting guidance for allocation of revenue where delivery or performance of products or services may occur at different points in time or over different periods. The Company adopted this consensus on July 1, 2003. Under EITF No. 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The adoption of EITF No. 00-21 did not materially affect the Company's consolidated financial condition or results of operations.

         In July 2003, the EITF reached a consensus on EITF 03-5, "Applicability of AICPA SOP 97-2 to Non-Software Deliverables." EITF 03-5 provides accounting guidance on whether non-software deliverables (for example, non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2. In general, any non-software deliverables are within the scope of SOP 97-2 if the software deliverable is essential to the functionality of the non-software deliverables. The Company adopted the consensus in October 2003. The adoption of EITF 03-5 did not materially affect the Company's consolidated financial condition or results of operations.

         FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND
         EQUITY

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not materially affect the Company's consolidated financial condition or results of operations.

         EXCHANGES OF NONMONETARY ASSETS

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an Amendment of Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS No. 153 requires companies to measure exchanges of nommonetary assets, including similar productive assets that have commercial substance, based on the fair value of the assets exchanged, recognizing a gain or loss. SFAS No.153 is effective for interim periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the third quarter of fiscal 2006. Early adoption is encouraged but not required. The Company believes that adoption of SFAS No. 153 will not have a material effect on its consolidated financial condition or results of operations.

         SHARE-BASED PAYMENTS

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based
Payment: an Amendment of FASB Statements No. 123 and 95." SFAS No. 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. For small businesses, SFAS No. 123(R) is effective for the interim periods beginning after December 15, 2005 and, thus, will be effective for the Company beginning with the fourth quarter of fiscal 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the effect of adopting SFAS No. 123(R) and believes the adoption of SFAS No. 123(R) will have a material effect on its consolidated results of operations, similar to the pro forma results described in Note 8 "Stockholders' Equity" of the Notes to Condensed Consolidated Financial Statements, but has not yet determined whether the adoption of SFAS No. 123(R) will have a material effect on its consolidated financial condition.

4.  SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

         The Company capitalizes costs related to the development of certain software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. As of December 31, 2004, capitalized software costs of approximately $54,000 were included in other assets, all of which represents software developed in-house. Additions to capitalized software were $54,000 and $0 during the nine months ended December 31, 2004 and 2003, respectively.

         The Company amortizes capitalized software development costs and purchased technology using the straight-line method over two to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to operations was approximately $0 and $69,000 for the three months ended December 31, 2004 and 2003, respectively, and $69,000 and $208,000 for the nine months ended December 31, 2004 and 2003, respectively. Accumulated amortization on capitalized software was $1,005,000 and $848,000 as of December 31, 2004 and 2003, respectively.

5.  REVENUE RECOGNITION

         The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists; (2) delivery has been completed and no significant obligations remain; (3) the Company's price to the buyer is fixed or determinable; and (4) collection is probable. The Company's revenues arise from the following segments: engineering and collaborative software products and services, and IT services.

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

         Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to six months. The Company did not have any fixed price contracts at December 31, 2004.

         During September 2004, the Company sold its Web-based telecommunications services division and therefore, the results of the operations of this division are excluded from continuing operations and are reported under "Discontinued Operations." Of the total sale price of $130,000, the Company has received $100,000 in cash as of December 31, 2004 with the balance to be received in consecutive monthly installments through April 15, 2005 (Note 14).

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

         2002 NOTE

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

         In April 2004, Laurus converted $650,000 of principal balance of the 2002 Note into 500,000 shares of the Company's common stock. In December 2004, Laurus converted the remaining balance of $80,000 into 61,538 shares of the Company's common stock. At December 31, 2004, the Company had no principal balance outstanding under the 2002 Note.

         REVOLVING CREDIT FACILITY

         On July 31, 2003, the Company obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus ("Facility"). The amount available under this Facility is reduced by the balances outstanding on the Amended and Restated 2003 Note (defined below) and the 2004 Note (defined below).

         Borrowings under the Facility accrued interest, initially, at an annual rate equal to the greater of 5% or the prime rate plus 1%. Since November 1, 2003, the interest rate may be adjusted every month based on certain registration requirements and on the volume weighted average price of the Company's common stock. The interest rate was adjusted up to 6.25% during the quarter ended December 31, 2004 as a result of five increases of 25 basis points each in the prime rate from 4% to 5.25% during the nine months ended December 31, 2004. Obligations owed under this Facility may be repaid at the Company's option in cash or through the issuance of shares of the Company's common stock at the fixed conversion price of $1.30 per share, subject to volume limitations, as described in the Facility. The Facility has a three-year term. An early termination fee of up to $120,000 will be payable if the Facility is terminated prior to August 1, 2006. The Facility also provides the Company, under certain conditions, the flexibility to borrow additional amounts up to $1,000,000 above what is available based upon eligible accounts receivable. Any such additional borrowings will accrue interest at a rate of 0.6% per month, payable monthly.

         In connection with this Facility, the Company issued to Laurus a five-year warrant to purchase 180,000 shares of the Company's common stock, exercisable at various prices ranging from $1.50 to $1.89 per share. Laurus may also receive additional five-year warrants to purchase up to 400,000 shares of the Company's common stock at an exercise price equal to 125% of the fixed conversion price based upon how much of the outstanding obligation under the Facility is converted to equity. As of December 31, 2004, none of the additional five-year warrants had been issued. The Facility is secured by a general security interest in the assets of the Company and its subsidiaries and prohibits the Company from paying any dividends on its common stock without Laurus' permission.

         On December 4, 2003, the outstanding balance of $900,000 under the Facility was refinanced with Laurus along with $500,000 of additional borrowings into a three-year, 5% secured convertible note ("2003 Note"). At December 31, 2004, the Company had no borrowings under the Facility.

         2003 NOTE

         The interest rate on the 2003 Note was equal to the greater of 5% or the prime rate plus 1%. The 2003 Note was to mature on December 3, 2006. The fixed conversion price, upon which potential issuances of the Company's common stock to satisfy the obligations of the 2003 Note were based, was $1.30. In April 2004, the 2003 Note was amended and restated ("Amended and Restated 2003

Note") to include $1,000,000 in additional borrowings. The Amended and Restated 2003 Note requires monthly principal payments of $50,000 plus accrued interest (payable in arrears) commencing August 1, 2004, with the entire remaining principal balance becoming due on December 3, 2006. The Company recorded this amendment as a substantial modification of debt and wrote off approximately $133,000 in unamortized discount on the original 2003 Note as a loss on substantial modification of debt pursuant to EITF 96-19. The Company recorded approximately $173,000 as a discount to the Amended and Restated 2003 Note, which included the $11,000 in fees it paid to an affiliate of Laurus and the $162,000 it recorded in April 2004 due to the beneficial conversion rate of the debt related to the additional borrowings. The discount is being amortized to interest expense over the remainder of the term of the Amended and Restated 2003 Note. In April 2004 and December 2004, Laurus converted $260,000 and $219,000 of the principal balance under the Amended and Restated 2003 Note into 200,000 and 168,462 shares of the Company's common stock, respectively. At December 31, 2004, the Company had an outstanding balance of $1,641,000, excluding unamortized fees and unamortized beneficial conversion adjustments, under the Amended and Restated 2003 Note.

         The Amended and Restated 2003 Note is secured by a general security interest in the assets of the Company and its domestic subsidiaries. The Company was required to use the net proceeds from the Amended and Restated 2003 Note for general corporate purposes only. The Company is also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. At December 31, 2004, the Company was in compliance with this covenant.

         2004 NOTE

         On December 23, 2004 ("Closing Date"), the Company entered into a Securities Purchase Agreement ("2004 Agreement") with Laurus. Pursuant to the 2004 Agreement, the Company sold to Laurus a secured convertible note in the original principal amount of $1,000,000 ("2004 Note") that is scheduled to mature on December 23, 2007 ("Maturity Date"). The Company paid Laurus Capital Management, LLC, an affiliate of Laurus, a $5,000 fee, and reimbursed Laurus for $5,000 of expenses in connection with the offering. The net proceeds from the sale of the 2004 Note are being used for working capital. In connection with the 2004 Note, we issued to Laurus a warrant to purchase up to 130,000 shares of the Company's common stock at any time or from time to time on or before December 23, 2009 at an exercise price of $1.56 per share ("2004 Warrant"). On December 31, 2004, the outstanding principal balance of the 2004 Note was $1,000,000.

          The 2004 Note bears an annual interest rate equal to the greater of 5% or prime rate plus 1% based on a 360-day year, and requires monthly interest payments in arrears on the first business day of each month beginning February 1, 2005 through the Maturity Date. The interest rate may be adjusted downward (but not below 0%) following effective registration of the shares underlying the 2004 Note with the SEC if certain increases occur in the closing price of the Company's common stock. The 2004 Note requires monthly principal repayments of $30,000 along with any related accrued but unpaid interest (together the "Monthly Payment") beginning July 1, 2005 and through the Maturity Date. The remaining balance of principal including any accrued and unpaid interest is due on the Maturity Date. The Monthly Payment must be paid through conversion into shares of the Company's common stock at the initial fixed conversion price of $1.29 per share (subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like, and in connection with future issuances of the Company's common stock at prices per share below the then-applicable conversion price) if the following conversion criteria are met:

         (1)      the shares are registered with the SEC for public resale;
         (2) the average closing price of the Company's common stock for the 5 trading days preceding a repayment date is at least 110% of the fixed conversion price; and

         (3) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Company's common stock for the 30-day trading period immediately preceding the applicable repayment date.

         Any amount of Monthly Payment that cannot be converted into common stock due to failure to meet the conversion criteria must be paid in cash at a rate of 102% of the monthly principal amount. Laurus may convert at the fixed conversion price amounts due under the 2004 Note if the underlying shares are registered for resale or an exemption from registration is available and no event of default under the 2004 Note remains uncured or remains unwaived by Laurus.

         The Company may also prepay the amount of the 2004 Note in cash by paying 104% of the principal balance together with any accrued but unpaid interest.

         In the event of a default and continuation of a default, Laurus may accelerate the payment of the principal balance requiring us to pay 115% of the entire principal balance of the 2004 Note outstanding on that date. In the event of a default and continuation of default, the interest rate will increase by 5% per annum on the unpaid principal balance until the default is cured or waived. Events of default that would give rise to automatic acceleration of payment of the principal balance and an increase in annual interest rate on unpaid principal balance include:

         o        A failure to pay principal, interest or fees;
         o        Breach of covenant, representations and warranties;
         o        A receiver or trustee for the Company is appointed;
         o Any judgment against the Company or any of its assets in excess of $250,000 remains unvacated, umbonded or unstayed for ninety days;
         o Bankruptcy, insolvency, liquidation or reorganization proceedings against the Company are not resolved within 30 days;
         o Trading stop in the Company's common stock is in effect for more than five days;
         o Failure to deliver the Company's common stock or replacement note;
         o Occurrence of default or continuation of default in related or other agreements with Laurus; and
         o        Change in control of ownership of the Company.

         As security for payment of the 2004 Note, the Company granted to Laurus a continuing general security interest in the Company's assets.

         The registration obligations require, among other things, that the Company cause a registration statement to be filed with the SEC by March 11, 2005, and declared effective no later than May 22, 2005. If the Company is unable to meet these obligations or is unable to maintain the effectiveness of the registration in accordance with the requirements of the Registration Rights Agreement, then the Company will be required to pay to Laurus monthly liquidated damages equal to 1% of the original principal amount of the 2004 Note.

         With the exception of previously disclosed issuances of stock and the exception of stock options granted to employees and directors, the Company is prohibited from issuing any securities with a continuously variable/floating conversion feature that could become free-trading prior to the full repayment or conversion of the 2004 Note together with all related accrued and unpaid interest and fees.

         The five-year 2004 Warrant permits Laurus to purchase up to 130,000 shares of common stock, at any time or from time to time, at the exercise price of $1.56 per share. The exercise price and the number of shares underlying the 2004 Warrant are fixed but are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like.

         Laurus has contractually agreed to two separate beneficial ownership limitations that restrict conversion of the 2004 Note and the exercise of the 2004 Warrant. Laurus has agreed that the 2004 Note shall not be converted and the 2004 Warrant shall not be exercised to the extent such conversion would result in Laurus, together with its affiliates, beneficially owning in excess of 4.99% of the number of shares of the Company's common stock outstanding at that time. Laurus may cause this 4.99% limitation to expire by providing the Company with 75 days' advance notice of its intention to do so. This 4.99% limitation does not preclude conversion of the 2004 Note or exercise of the 2004 Warrant over time, so long as Laurus' beneficial ownership of the Company's common stock, together with its affiliates, does not exceed the limitation amount. This 4.99% limitation automatically becomes void upon an event of default under the 2004 Note.

          The Company recorded a debt discount as a result of the issuance of the 2004 Warrant of approximately $103,000 and a debt discount as a result of $10,000 in fees paid to Laurus and its affiliate. The total debt discount of $113,000 will be charged to interest expense, ratably, over the term of the 2004 Note.

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

         The following represents pro forma information as if the Company recorded compensation cost using the fair value of the issued compensation instrument under SFAS No. 123 (in thousands, except amounts per share):

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         DECEMBER 31,                DECEMBER 31,
                                                    ---------------------     -------------------------
                                                     2004         2003           2004           2003
                                                    ------     ----------     ----------     ----------
          Net loss - as reported                    $(223)     $  (2,018)     $  (1,022)     $  (3,188)
          Deduct:  Stock-based compensation
          expense determined under the fair
          value based method for all awards,
          net of tax                                  (68)           (92)          (204)          (276)

                                                    ======     ==========     ==========     ==========
              Net loss - pro forma                  $(291)     $  (2,110)     $  (1,226)     $  (3,464)
                                                    ======     ==========     ==========     ==========

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         DECEMBER 31,                DECEMBER 31,
                                                    ---------------------     -------------------------
                                                     2004         2003           2004           2003
                                                    -------    ----------     ----------     ----------
         Basic and diluted net loss per share -
              As reported                           $(0.01)    $   (0.11)     $   (0.05)     $   (0.18)
              Pro forma                             $(0.02)    $   (0.12)     $   (0.07)     $   (0.20)
         Weighted average fair value of
              options granted                       $   --          1.44      $    1.45           1.37


                                                  14

                                                            NINE MONTHS ENDED
                                                               DECEMBER 31,
                                                         ----------------------
                                                             2004        2003
                                                         -----------   ---------
         Black-Scholes option pricing model
               Assumptions:
                   Dividend yield                        $      --          --
                   Expected volatility                   $    83.9%      115.7%
                   Risk-free interest rate               $    3.81%       3.51%
                   Expected option lives (in  years)     $    6.85        6.84


9. FOREIGN CURRENCY TRANSLATION

         The financial condition and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into United States dollars (the reporting currency) at the exchange rate in effect at the end of the interim period. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective interim periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations and were not material to the first nine months of fiscal 2005 and 2004.

10. COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $46,000 and $1,954,000 for the three months ended December 2004 and 2003, respectively, and was $835,000 and $3,048,000 for the nine months ended December 31, 2004 and 2003, respectively.

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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              DECEMBER 31,              DECEMBER 31,
                                                         ---------------------     ---------------------
                                                           2004         2003         2004         2003
                                                         --------     --------     --------     --------
         Numerator:
         Net loss and numerator for basic and
           diluted loss per share                           (223)      (2,018)      (1,022)      (3,188)
                                                         ========     ========     ========     ========
         Denominator:
         Denominator for basic net loss per share-
           average number of common shares
           outstanding during the period                  18,866       17,701       18,776       17,456
         Incremental common shares attributable to
           exercise of outstanding options, warrants
           and other common stock equivalents                 --           --           --           --
                                                         --------     --------     --------     --------
         Denominator for diluted net loss per share       18,866       17,701       18,776       17,456
                                                         ========     ========     ========     ========

         Basic and diluted net loss per share            $ (0.01)     $ (0.11)     $ (0.05)     $ (0.18)
                                                         ========     ========     ========     ========


         Options, warrants and other common stock equivalents amounting to 1,377,000 and 1,360,000 potential common shares for the three and nine month periods ended December 31, 2004, respectively (including potential common shares from the possible conversion of the convertible notes issued to Laurus amounting to 1,329,000 and 1,285,000 for the same periods, respectively), and 1,540,000 and 1,133,000 potential common shares for the three and nine month periods ended December 31, 2003, respectively (including potential common shares from the possible conversion of the convertible notes issued to Laurus amounting to 1,520,000 and 1,110,000 for the same periods, respectively), were excluded from the computation of diluted EPS for the periods presented because the Company reported net losses and, therefore, the effect would be antidilutive.

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

         During the quarters ended March 31, 2004 and June 30, 2004, the Company reported the results of its telecommunications services division in a separate segment called Web-based telecommunications services. During the quarter ended September 30, 2004, the Company sold its telecommunications services division (see "Discontinued Operations"). Therefore, beginning with the quarter ended September 30, 2004, the Company operates in two segments - (1) engineering and collaborative software products and services and (2) IT services.

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

         The significant components of worldwide operations by reportable operating segments are:

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                              DECEMBER 31,                 DECEMBER 31,
                                         -----------------------     -----------------------
                                            2004          2003          2004          2003
                                         ---------     ---------     ---------     ---------
         NET REVENUE
Engineering and collaborative
  software products and services         $  2,704      $  2,664      $  7,981      $  8,060
IT services                                 1,016         1,218         3,162         3,721
Center                                         --            --            --            --

                                         ---------     ---------     ---------     ---------
         Consolidated                    $  3,720      $  3,882      $ 11,143      $ 11,781
                                         =========     =========     =========     =========

         GROSS PROFIT
Engineering and collaborative
  software products and services         $  2,559      $  2,418      $  7,404      $  7,350
IT services                                   332           249         1,034           787
Center                                         --            --            --            --

                                         ---------     ---------     ---------     ---------
         Consolidated                    $  2,891      $  2,667      $  8,438      $  8,137
                                         =========     =========     =========     =========

    OPERATING (LOSS)/INCOME
Engineering and collaborative
  software products and services         $    291      $    176      $    534      $    661
IT services                                   (32)         (136)           76          (410)
Center                                       (359)       (1,354)       (1,249)       (2,513)

                                         ---------     ---------     ---------     ---------
         Consolidated                    $   (100)     $ (1,314)     $   (639)     $ (2,262)
                                         =========     =========     =========     =========

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United
Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                              DECEMBER 31,                 DECEMBER 31,
                                         -----------------------     -----------------------
                                            2004          2003          2004          2003
                                         ---------     ---------     ---------     ---------
             NET REVENUE
United States                            $  1,508      $  1,800      $  4,906      $  5,772
The Americas (other than U.S.)                248           238           519           543
Europe                                        821           930         2,466         2,868
Asia-Pacific                                1,143           914         3,252         2,598
                                         ---------     ---------     ---------     ---------

         Consolidated                    $  3,720      $  3,882      $ 11,143      $ 11,781
                                         =========     =========     =========     =========

             EXPORT SALES
United States                            $    517      $    507      $  1,454      $  1,483
                                         =========     =========     =========     =========


                                            17

                                            DECEMBER 31        MARCH 31,
                                               2004              2004
                                            -----------      -----------
                                                   (IN THOUSANDS)
         LONG-LIVED ASSETS
         United States                      $    3,603       $    4,036
         Europe                                    216              204
         Asia-Pacific                            1,351            1,085
                                            -----------      -----------

                  Consolidated              $    5,170       $    5,325
                                            ===========      ===========

13. CONTINGENCIES

         The Company is party to various litigation matters arising in the normal course of business. Management believes the resolution of these matters will not materially affect the Company's consolidated results of operations or financial condition.

14. DISCONTINUED OPERATIONS

         In its continuing efforts to focus on its core software products and IT services businesses, the Company sold its travel services subsidiary, "e-Destinations," in April 2004 and its Web-based telecommunications services division in September 2004. Accordingly, the results of the operations of the Web-based telecommunications services division are excluded from continuing operations and reported as "Discontinued Operations."

         Loss from discontinued operations for the three and nine months ended December 31, 2004 was $0 and $67,000, respectively, compared to a loss from discontinued operations of $431,000 and $341,000, respectively, for the three and nine months ended December 31, 2003. The Company recorded no gain or loss from the sale of e-Destinations and a $117,000 gain from the sale of the Web-based telecommunications division during the nine months ended December 31, 2004.

         The Company received a sales price of $155,000 from the sale of e-Destinations in April 2004 and a sales price of $130,000 from the sale of its Web-based telecommunications services division in September 2004. The entire proceeds from the sale of e-Destinations were received in April 2004. Of the $130,000 in proceeds from the sale of the Web-based telecommunications services division, the Company had received $100,000 in cash as of December 31, 2004. The balance of the sales price is receivable in consecutive monthly installments through April 15, 2005.

         The following table summarizes financial information for the discontinued operations (in thousands), with prior period presentation reclassified to conform to the current period presentation:

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                            DECEMBER 31,           DECEMBER 31,
                                        ------------------    ------------------
                                          2004      2003       2004       2003
                                        -------   --------    -------    -------
Gain (loss) from operations of
       e-Destinations                   $   --    $  (146)    $   --     $ (133)
       Telecommunications services          --         31        (50)       108
Impairment loss from
       e-Destinations                       --       (316)        --       (316)
Gain on sale of tele-
       communications services              --         --        117         --
                                        -------   --------    -------    -------
         Total                          $   --    $  (431)    $   67     $ (341)
                                        =======   ========    =======    =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend that the forward-looking statements be subject to the safe harbors created by those sections. The forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

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

         Our net revenues during the nine months ended December 31, 2004 were $11,143,000, a decrease of 5.4% over the corresponding prior year period, of which engineering and collaborative software products and services net revenues declined $79,000 (1.0%) and IT services net revenues declined $559,000 (15.0%).

         We anticipate growth in both domestic and international sales of engineering and collaborative software in the quarter ending March 31, 2005, and for fiscal 2005. However, this will depend upon, among other factors, our customers' continued acceptance of our products and services as well as our customers' economic conditions. Although historically our engineering software sales and revenues have increased during the second half of a fiscal year, we can offer no assurance that increases in software sales and revenues will materialize.

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

         We plan to continue to monitor our costs in the upcoming quarters. As part of our cost control measures and to expedite development of our next generation of engineering software, we have moved most of our R&D functions related to engineering software development to our lower cost location in India. Although we expect to be profitable in our quarter ending March 31, 2005, this will depend upon the anticipated growth in our revenues and the anticipated cost savings, neither of which is certain.

         As of December 31, 2004, our indebtedness under our convertible notes totaled approximately $2,641,000, out of a total availability of $4,000,000. During the nine months ended December 31, 2004, we converted a portion of the outstanding convertible debt into equity. We anticipate that additional convertible debt will be converted to equity in the coming months.

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

         In 1997, the AcSec issued Statement of Position ("SOP"), 97-2, "Software Revenue Recognition." SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue and requires that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. We determine the fair value of each element in multi-element transactions based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately.

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

         IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." In September 2004, we sold our Web-based telecommunications services division and recorded a $50,000 loss from the discontinued operations for the nine months ended December 31, 2004 and a $117,000 gain on sale of the telecommunications services division. Pursuant to SFAS No. 144, these items are excluded from continuing operations and reported under "Discontinued Operations." Prior period presentations have been conformed to the current period presentations.

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

         Our annual test for impairment is performed as of March 31 every year. The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill will be incorrect. In addition, future results of operations could be materially affected by the write-down of the carrying amount of goodwill to its estimated fair value. There was no goodwill impairment write-down during the nine months ended December 31, 2004. As of December 31, 2004, our goodwill balance was $3,116,000.

CONSOLIDATED RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 VERSUS THREE AND NINE MONTHS ENDED DECEMBER 31, 2003

     CONTINUING OPERATIONS

NET REVENUES

         The following table presents our net revenues by segment (dollars in thousands):

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        DECEMBER 31,             DECEMBER 31,
                                    --------------------    --------------------
                                      2004        2003        2004        2003
                                    --------    --------    --------    --------
NET REVENUES
Engineering and collaborative
   software products and services   $ 2,704     $ 2,664     $ 7,981     $ 8,060
% of total net revenues                72.7%       68.6%       71.6%       68.4%

IT services                         $ 1,016     $ 1,218     $ 3,162     $ 3,721
% of total net revenues                27.3%       31.4%       28.4%       31.6%
                                    --------    --------    --------    --------
Total net revenues                  $ 3,720     $ 3,882     $11,143     $11,781
                                    ========    ========    ========    ========

         Total net revenues for the three and nine months ended December 31, 2004 decreased by $162,000 (4.2%) and $638,000 (5.4%), respectively, compared to the three and nine months ended December 31, 2003. Our total net revenues consisted primarily of net revenues from (1) engineering and collaborative software products and services and (2) IT services.

ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Net revenues from engineering and collaborative software products and services for the three months ended December 31, 2004 increased by $40,000 (1.5%) compared to the three months ended December 31, 2003, primarily due to an increase in net revenues from engineering software products and services in Europe and Asia offset by decreases in the U.S. Net revenues from engineering and collaborative software products and services for the nine months ended December 31, 2004 decreased by $79,000 (1.0%) compared to the nine months ended December 31, 2003 primarily due to a decrease in collaborative software net revenues and decreases in engineering software net revenues in the U.S. offset by increases in Europe and Asia.

         Net revenues from engineering software products and services for the three months ended December 31, 2004 increased by $83,000 (3.4%) compared to the three months ended December 31, 2003, primarily due to a $131,000 increase in net revenues from Asia and a $54,000 increase in net revenues from Europe offset by a $102,000 decrease in net revenues in the U.S. Net revenues from Asia increased due to increased direct sales efforts, and increases in purchases by government entities and engineering colleges. Net revenues from Europe increased due to increased emphasis on engineering software products and services sales rather than IT services. Engineering software products and services net revenues increased by approximately $168,000 (2.3%) during the nine months ended December 31, 2004 due to a $430,000 increase in net revenues from Asia and a $148,000 increase in net revenues from Europe offset by a $409,000 decrease in domestic net revenues. The decrease in domestic net revenues in the U.S. was primarily due to $450,000 in engineering software products and services revenues recognized during the nine months ended December 31, 2003 in connection with a large domestic project that did not recur during the nine months ended December 31, 2004. This decrease was partially offset by a $145,000 increase in domestic net revenues from corporate sales. Our enhanced focus on larger corporate clients has yielded significant customers such as Bechtel. However, the timing of completion and recognition of our large projects creates greater variability in our engineering software net revenues between quarters. Our efforts to increase our maintenance sales to mitigate this variability resulted in significantly increased maintenance billings during the three months ended December 31, 2004, compared to the three months ended December 31, 2003. However, most of these billings are not reflected in the net revenues from maintenance sales recognized during the three months ended December 31, 2004, because maintenance sales are recognized as revenues over the term of maintenance period, usually twelve months. Net revenues from Asia increased due to an increase in infrastructure projects requiring our engineering software, effective anti-piracy initiatives, and training programs.

         Net revenues from collaborative software products and services decreased $43,000 ($20.1%) and $247,000 (36.0%) during the three and nine months ended December 31, 2004, compared to the three and nine months ended December 31, 2003. The decrease in net revenues from collaborative software products and services was due to the lower dollar value of a new project completed during the nine months ended December 31, 2004, compared to the nine months ended December 31, 2003 when a larger project was completed.

         Historically, our engineering software sales during the second half of a fiscal year have been higher than during the first half of a fiscal year. We believe this trend will continue in the current fiscal year, provided our customers' continued acceptance of our products and economic conditions occur as anticipated.

IT SERVICES

         The trend of decreasing IT services net revenues continued during the three and nine months ended December 31, 2004, compared to the three and nine months ended December 31, 2003. IT services net revenues decreased $202,000 (16.6%) and $559,000 (15.0%) for the three and nine months ended December 31, 2004, compared to the three and nine months ended December 31, 2003. Although net revenues from IT services during the three and nine months ended December 31, 2004 decreased in domestic and European markets as compared to the three and nine months ended December 31, 2003, they increased in Asia during the same periods. Net revenues from IT services have decreased due to scaling back of one of our domestic IT services offices and due to lesser emphasis on IT services in Europe. These decreases were offset by a $129,000 and a $229,000 increase in IT services net revenues from India during the three and nine months ended December 31, 2004, respectively, primarily due to our acquisition of a small IT consulting company in April 2004. In the past several quarters, our IT services business had been adversely affected due to competition and many of our customers reduced, and continue to reduce, spending on technology consulting and systems integration services. Although we do not anticipate significant recovery in the IT services sector, we anticipate that our increased emphasis on the development of higher margin IT services as well as the BPO efforts that began during the later part of fiscal 2004 will contribute to a partial recovery in our IT services net revenues for the year ending March 31, 2005. IT services net revenues for the nine months ended December 31, 2004 reflect minimal revenues related to our BPO services.

GROSS PROFIT AND GROSS MARGIN

         The following table presents our gross profit by segment and gross profit as a percentage of each segment's net revenue, or gross margin (dollars in thousands):

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                          DECEMBER 31,              DECEMBER 31,
                                     ----------------------    ----------------------
                                       2004          2003         2004         2003
                                     ---------    ---------    ---------    ---------
GROSS PROFIT
Engineering and collaborative
   software products and services    $  2,559     $  2,418     $  7,404     $  7,350
IT services                               332          249        1,034          787

                                     ---------    ---------    ---------    ---------
  Consolidated                       $  2,891     $  2,667     $  8,438     $  8,137
                                     =========    =========    =========    =========

GROSS MARGIN
Engineering and collaborative
   software products and services        94.6%        90.8%        92.8%        91.2%
IT services                              32.7%        20.4%        32.7%        21.2%
Consolidated                             77.7%        68.7%        75.7%        69.1%


         Consolidated gross margin increased to 77.7% and 75.7% for the three and nine months ended December 31, 2004 from 68.7% and 69.1% for the three and nine months ended December 31, 2003 due to the growing proportion of revenues as well as higher gross margin from engineering and collaborative software products and services compared to IT services.

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

         Gross margin in the engineering and collaborative software products and services segment increased by 3.8 and 1.6 percentage points for the three and nine months ended December 31, 2004, compared to the three and nine months ended December 31, 2003. The increase in gross margin in the engineering and collaborative software product and services segment was due to $69,000 and $138,000 decreases in software amortization costs for the three and nine months ended December 31, 2004, respectively, compared to the three and nine months ended December 31, 2003, as a result of the completion of amortization during June 2004. This decrease was offset by $30,000 and $68,000 increases in royalty fees during the three and nine months ended December 31, 2004, respectively, compared to the three and nine months ended December 31, 2003. Gross margin for the nine months ended December 31, 2003 included gross margin from a large project with minimal related costs whereas gross margin for the nine months ended December 31, 2004 did not include any gross margin from such large projects resulting in a smaller 1.6 percentage point increase in gross margin for the nine months ended December 31, 2004 as compared to the 3.8 percentage point increase in gross margin for the three months ended December 31, 2004.

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

         Gross margin in the IT services segment increased by 12.3 and 11.5 percentage points for the three and nine months ended December 31, 2004, compared to the three and nine months ended December 31, 2003. This increase was primarily the result of our acquisition of a higher margin IT services company engaged in steel detailing services in India. An increase in the emphasis on higher margin IT services in India during the nine months ended December 31, 2004 compared to IT services that included a lower margin hardware component during the nine months ended December 31, 2003 contributed to the improvement in gross margin for this segment but was offset by increased costs related to our BPO services. In addition, better utilization of consultants and scaling back of one of the domestic offices also contributed to the increase in gross margin for the nine months ended December 31, 2004, compared to the nine months ended December 31, 2003.

OPERATING EXPENSES

         The following table presents our operating expenses in dollars and as a percentage of total net revenues (dollars in thousands):

                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                       DECEMBER 31,                DECEMBER 31,
                                  -----------------------   ------------------------
                                     2004         2003         2004         2003
                                  ----------   ----------   ----------   -----------
OPERATING EXPENSES
    Selling, general and
       administrative expenses    $  2,353     $  3,190     $  6,972     $   8,034
    % of total net revenues           63.3%        82.2%        62.6%         68.2%

    Research and development
      expenses                    $    390     $    545     $  1,216     $   1,601
    % of total net revenues           10.4%        14.0%        10.9%         13.6%

    Bad debt expense              $      4     $     15     $    169     $      49
    % of total net revenues            0.1%         0.4%         1.5%          0.4%

    Depreciation                  $    244     $    231     $    720     $     715
    % of total net revenues            6.6%         6.0%         6.5%          6.1%

    Total operating expenses      $  2,991     $  3,981     $  9,077     $  10,399
    % of total net revenues           80.4%       102.6%        81.5%         88.3%


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses decreased by $837,000 (26.2%) and $1,062,000 (13.2%) for the three and nine months ended December 31, 2004 compared to the three and nine months ended December 31, 2003.

         The primary reasons for the decrease in SG&A expenses during the three months ended December 31, 2004 compared to the three months ended December 31, 2003 are as follows: a $406,000 decrease in strategic and investor relations services expense from warrants issued during the three months ended December 31, 2003. No warrants were issued during the three months ended December 31, 2004 for similar purposes. Additionally, a $232,000 decrease in severance payments and expenses related to stock options granted as part of a severance package, a $102,000 decrease in professional fees, a $79,000 decrease in salaries and related expenses due to terminations and a $52,000 decrease in rent due to lease renegotiations, facility closure and sub-leases for portions of our headquarters facility also contributed to the decrease in SG&A expenses.

         The primary reasons for the decrease in SG&A expenses during the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 are as follows: a $403,000 decrease in strategic and investor relations services expense, a $232,000 decrease in severance payments and expenses related to stock options granted as part of a severance package, a $294,000 decrease in salaries and related expenses due to terminations and a $270,000 decrease in professional fees partially offset by a $60,000 increase in consulting fees and a $33,000 increase in user sales commissions, resulting in an overall decrease in SG&A expenses. We continue to monitor our SG&A expenses but do not make any assurances that we will be able to cut SG&A expenses from levels attained in the first nine months of fiscal 2005. In addition, obtaining profitability may be difficult even with reduced expenses because some of the areas of expense cutting, such as sales and marketing and research and development, involve activities that we ordinarily undertake with the expectation that they will contribute to future revenues. Even if near-term profitability can be achieved through cost cutting, it will not be sustainable if the effect of cost cutting is to impede future revenue growth.

         The requirements of section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") are effective for us beginning with the fiscal year ending March 31, 2006. We anticipate that the expenses related to the implementation of the requirements of the Act will be significant to our results of operations and cash flows for the fiscal year ending March 31, 2006. However, we are unable to quantify the extent of the effect of the Act on our results of operations and cash flows.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses decreased by $155,000 (28.4%) and $385,000 (24.1%) to $390,000 and $1,216,000 for the three and nine months ended December 31, 2004, from $545,000 and $1,601,000 for the three and nine months ended December 31, 2003. The decrease in R&D expenses is primarily related to employee terminations and reorganization and due to capitalization of $54,000 in software development expenses related to STAAD X. We believe R&D expenses may not decrease further from current levels.

         BAD DEBT EXPENSE

         Bad debt expense decreased by $11,000 (73.3%) to $4,000 for the three months ended December 31, 2004 from $15,000 for the three months ended December 31, 2003. Bad debt expense increased by $120,000 to $169,000 for the nine months ended December 31, 2004 from $49,000 for the nine months ended December 31, 2003. The increase in bad debt expense was primarily due to one collaborative software customer.

         DEPRECIATION

         Depreciation expenses (excluding amounts charged to cost of revenues) stayed relatively flat, increasing $13,000 (5.6%) and $5,000 (0.7%) for the three and nine months ended December 31, 2004, respectively, compared to the three and nine months ended December 31, 2003. We anticipate that depreciation expenses will remain at this lower level through the end of fiscal 2005.

OTHER EXPENSE (INCOME)

         The following table presents our other expense (income) in dollars and as a percentage of total net revenues (dollars in thousands):

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        DECEMBER 31,            DECEMBER 31,
                                    --------------------   ---------------------
                                      2004        2003        2004        2003
                                    --------    --------   ---------    --------
OTHER EXPENSE (INCOME)
    Interest expense, net           $  111      $  246     $   340      $  529
    % of total net revenues            3.0%        6.4%        3.1%        4.5%

    Other income                    $   (4)     $  (26)    $   (61)     $ (109)
    % of total net revenues           (0.1)%      (0.7)%      (0.6)%      (0.9)%

    Loss on substantial
      modification of debt          $   --      $   --     $   133      $   --
    % of total net revenues             --          --         1.2%         --

    Total other expense             $  107      $  220     $   412      $  420
    % of total net revenues            2.9%        5.7%        3.7%        3.6%

         INTEREST EXPENSE, NET

         Interest expense, net decreased by $135,000 (54.9%) and $189,000 (35.7%) for the three and nine months ended December 31, 2004 compared to the three and nine months ended December 31, 2003. The decrease in interest expense, net was primarily due to a reduction in principal balance due to conversions of portions of our convertible debt into equity as well as a reduction in interest due to refinancing of a bank debt owed by one of our subsidiaries. Annual interest rate on the convertible notes with Laurus is based on the greater of 5% or the prime rate plus 1%. The Federal Reserve has increased interest rates five times since August 2004, which increased the stated rate on our convertible notes issued to Laurus from 5% to 6.25%. Interest expense in the upcoming quarters may increase if the prime rate increases further or if we borrow additional amounts, but may decrease if additional portions of debt outstanding under the Amended and Restated 2003 Note and the 2004 Note are converted into equity.

         OTHER INCOME

         Other income decreased by $22,000 and $48,000 for the three and nine months ended December 31, 2004, compared to the three and nine months ended December 31, 2003 primarily due to the sale of certain assets in the prior year that were previously written off or fully depreciated.

         LOSS ON SUBSTANTIAL MODIFICATION OF DEBT

         In April 2004, we amended our 2003 Note and borrowed an additional $1,000,000 under the Amended and Restated 2003 Note (see note 7 "Long-term Debt" to the condensed consolidated financial statements). We recorded this transaction as a substantial modification of debt. We wrote off approximately $133,000 in unamortized discount on the original 2003 Note as a loss on substantial modification of debt pursuant to EITF 96-19. There was no similar transaction for the three months ended December 31, 2004 or for the three and nine months ended December 31, 2003.

INCOME TAXES

         We recorded an income tax expense of $16,000 and $38,000 for the three and nine months ended December 31, 2004 compared to $53,000 and $165,000 during the three and nine months ended December 31, 2003. The decrease in income tax expense for the three and mine months ended December 31, 2004, as compared to the income tax expense for the three and nine months ended December 31, 2003, was due to the transfer pricing agreements we established with our subsidiaries in the United Kingdom and Singapore in March 2004. Tax expense for the three and nine months ended December 31, 2004 resulted from provisions for domestic and foreign income taxes applicable to local jurisdictions.

     DISCONTINUED OPERATIONS

         In our continuing efforts to focus on our core software products and IT services businesses, we sold our travel services subsidiary, "e-Destinations," in April 2004 for its approximate fair value of $155,000 and our Web-based telecommunication services division in September 2004 for $130,000, which amount was $117,000 greater than its book value. Accordingly, the results of the operations of the travel services subsidiary and Web-based telecommunications services division are excluded from continuing operations and reported as discontinued operations.

         Loss from discontinued operations for the three and nine months ended December 31, 2004 was $0 and $67,000, respectively, compared to a loss from discontinued operations of $431,000 and $341,000 for the three and nine months ended December 31, 2003, respectively. We recorded no gain or loss from the sale of e-Destinations since it was written down to its potential recoverable value at the end of March 31, 2004, and a $117,000 gain from the sale of the Web-based telecommunications services division during the nine months ended December 31, 2004.

         We received a total sales price of $155,000 from the sale of e-Destinations in April 2004 and a total sale price of $130,000 from the sale of the Web-based telecommunications services division. We received the entire proceeds from the sale of e-Destinations in April 2004. Of the total sales price of $130,000 for the Web-based telecommunications services division, we received $100,000 in cash through December 31, 2004. The balance of the sales price is receivable in consecutive monthly installments through April 15, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. During the nine months ended December 31, 2004, we financed our operations (including capital expenditures) primarily through existing cash and cash equivalent balances and borrowings under our credit facilities. We have used debt and equity financing when appropriate and practicable.

         Our principal sources of liquidity at December 31, 2004 consisted of $2,942,000 of cash and cash equivalents and a revolving credit facility described below. Cash and cash equivalents increased by $1,296,000 (78.7%) during the nine months ended December 31, 2004. The primary reason for this increase was net cash provided by additional borrowings. To a lesser extent, investing activities also provided cash. Net cash provided by borrowings and investing activities were offset by net cash used in operating activities.

         Net cash used in operations was $755,000 during nine months ended December 31, 2004 compared to $1,515,000 during the nine months ended December 31, 2003, a decrease of $760,000. Net loss from continuing operations of $1,089,000 during the nine months ended December 31, 2004 and net loss from continuing operations of $2,847,000 during the nine months ended December 31, 2003 were the primary reasons for cash used in operations in both periods.

         The following contributed to cash usage during the nine months ended December 31, 2004:

         o A $695,000 increase in accounts receivable primarily due to annual maintenance billed toward the end of December 2004 and due to slower collection of receivables in Asia;
         o A $247,000 increase in prepaid expenses and other current assets primarily due to $103,000 in prepaid dealer commissions for sales not yet recognized, a $90,000 increase in deposits related to our BPO operations and a $54,000 increase in capitalized software development;
         o A $153,000 decrease in accrued expenses primarily due to payment of severance payments and professional fees; and
         o        A $168,000 decrease in accounts payable due to payments.

The above were partially offset by a $370,000 increase in deferred revenues primarily due to a higher level of new maintenance billings and a lower level of recognized revenues from previously deferred billings.

The following contributed to cash usage during the nine months ended December 31, 2003:

         o A $287,000 increase in accounts receivable primarily due to a higher proportion of sales on credit toward the end of December 2003;
         o A $199,000 decrease in deferred revenues primarily due to a lower level of new maintenance billings and a higher level of recognized revenues from previously deferred billings;
         o A $199,000 decrease in accrued restructuring obligations due to payment;
         o A $166,000 increase in prepaid expenses and other current assets primarily due to increases in advance payments to vendors in Asia; and
         o A $122,000 decrease related in accounts payable due to payments.

         The above were offset by a $587,000 decrease in deposits due to payment of a legal settlement and a $116,000 increase in income taxes payable.

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

         The requirements of section 404 of the Sarbanes-Oxley Act of 2002 ("the Act") are effective for us beginning with the fiscal year ending March 31, 2006. We anticipate the expenses related to the implementation of the requirements of the Act will be significant to our results of operations and cash flows for the fiscal year ending March 31, 2006. However, we are unable to quantify the extent of the effect of the Act on our results of operations and cash flows.

         Net cash used in investing activities during the nine months ended December 31, 2004 consisted of capital expenditures of $286,000 and payment to acquire a company of $58,000, offset by $100,000 from the sale of short-term investments, $271,000 of proceeds from the sale of our travel subsidiary and our Web-based telecommunications services division, and $37,000 of proceeds from the sale of equipment. Capital expenditures during the nine months ended December 31, 2003 were $78,000 and were offset by $150,000 of proceeds from the sale of our telecommunications switch. We expect our capital expenditures to stay at or near the current level for the next twelve months.

         Cash provided by financing activities during the nine months ended December 31, 2004 primarily resulted from long-term borrowings of $3,627,000 (including $990,000 in additional borrowings, net of fees, under the Amended and Restated 2003 Note and $990,000 in borrowings, net of fees under the 2004 Note) and $100,000 of proceeds from warrant exercises, offset by $1,730,000 in long-term debt repayments. In addition, repayments of capital lease obligations amounted to $98,000 for the nine months ended December 31, 2004. Proceeds from long-term borrowings during the nine months ended December 31, 2003 were $2,101,000. Additionally, we repaid $1,371,000 of long-term debt and $182,000 in capital lease obligations during the nine months ended December 31, 2003.

         We incurred net losses from continuing operations of $1,089,000 and $2,847,000 and used cash in operations of $755,000 and $1,515,000 during the nine months ended December 31, 2004 and 2003, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services.

         The following table summarizes our contractual obligations and commercial commitments at December 31, 2004 (in thousands of dollars):

                                                             PAYMENTS DUE BY PERIOD
                                      -------------------------------------------------------------------
                                                     LESS THAN 1                                AFTER 5
   CONTRACTUAL OBLIGATIONS               TOTAL         YEAR        3-4 YEARS     4-5 YEARS       YEARS
Long-Term Debt*                       $    3,567    $    1,362    $    2,189    $       13    $        3
Capital Lease Obligations                    522           141           293            88            --
Operating Leases                           3,409           536           790           527         1,556

                                      -----------   -----------   -----------   -----------   -----------
Total Contractual Cash Obligations    $    7,498    $    2,039    $    3,272    $      628    $    1,559
                                      ===========   ===========   ===========   ===========   ===========

*  Excludes debt discount of $424 primarily related to warrants and beneficial conversion adjustments.


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

         On July 31, 2003, we obtained a $4,000,000 revolving credit facility from Laurus. The availability of funds under this credit facility is limited by the amount of the unpaid balances on the Amended and Restated 2003 Note and the 2004 Note (collectively, the "Laurus Notes"). At December 31, 2004, we had no borrowings under the revolving credit facility, $2,641,000 in principal balance, excluding $386,000 of fees and beneficial conversion adjustments, under the Laurus Notes, and availability of $1,359,000.

         We are required to use the net proceeds from this financing for general corporate purposes only. We are also required not to permit for any fiscal quarter our net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. We were in compliance with such covenant as of December 31, 2004.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Act, as amended, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended December 31, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In December 2004, we issued 50,000 shares, of our common stock to one accredited investor upon exercise of a previously issued warrant for total proceeds of $100,000.

         In December 2004, we issued a secured convertible note ("2004 Note") in the principal amount of $1,000,0000 to Laurus Master Fund, Ltd., a private equity fund ("Laurus"). The proceeds, net of fees and expenses, from this note were $989,500. The 2004 Note, scheduled to mature in December 2007, bears an annual interest rate equal to the greater of 5% or prime rate plus 1% based on a 360-day year, and requires monthly interest payments in arrears on the first business day of each month beginning February 1, 2005 through December 2007. The interest rate may be adjusted downward (but not below 0%) following effective registration of the shares underlying the 2004 Note with the SEC if certain increases occur in the closing price of our common stock. The 2004 Note requires monthly principal repayments of $30,000 along with any related accrued but unpaid interest (together the "Monthly Payment") beginning in July 2005 and through December 2007, with the remaining balance of principal including any accrued and unpaid interest due in December 2007. The Monthly Payment must be paid through conversion into shares of our common stock at the initial fixed conversion price of $1.29 per share (subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like, and in connection with future issuances of our common stock at prices per share below the then-applicable conversion price) if certain conversion criteria are met.

         Any amount of Monthly Payment that cannot be converted into our common stock due to failure to meet the conversion criteria must be paid in cash at a rate of 102% of the monthly principal amount. Laurus may convert at the fixed conversion price amounts due under the 2004 Note if the underlying shares are registered for resale or an exemption from registration is available and no event of default under the 2004 Note remains uncured or remains unwaived by Laurus. We may also prepay the amount of the 2004 Note in cash by paying 104% of the principal balance together with any accrued but unpaid interest.

         In connection with the 2004 Note, we issued to Laurus a five-year warrant to purchase 130,000 shares of our common stock at an exercise price of $1.56 per share. The warrant exercise price may be paid in cash, in shares of our common stock (if the fair market value of a single share of our common stock exceeds the value of the per share warrant exercise price), or by a combination of both. The warrant exercise price and the number of shares underlying the warrant are subject to adjustments for stock splits, combinations and dividends. We are required to use the net proceeds from this financing for general corporate purposes only.

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

         DIVIDENDS AND RESTRICTIONS

         The credit facility with Laurus prohibits us from paying any dividends on our common stock without Laurus' permission. We are required to use the net proceeds from the Laurus financing for general corporate purposes only. We are also required not to permit for any fiscal quarter our net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. At December 31, 2004, we were in compliance with this covenant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Our annual meeting of stockholders was held on December 13, 2004.

         (b) We solicited proxies for the re-election of Amrit K. Das, Santanu K. Das, Benedict A. Eazzetta, D. Dean McCormick III, and Stanley W. Corbett as directors, all of whom were then serving as directors.

         (c)(i) PROPOSAL ONE: Election of five directors by the holders of issued and outstanding shares of our common stock:

                                           FOR            ABSTAIN       WITHHELD
                                        ----------         -------       -------
        Amrit K. Das                    17,650,884            0          100,785
        Santanu K. Das                  17,650,984            0          100,685
        Benedict A. Eazzetta            17,650,984            0          100,685
        D. Dean McCormick III           17,650,984            0          100,685
        Stanley W. Corbett              17,650,984            0          100,685

         (c)(ii) PROPOSAL TWO: Ratification of the appointment of Haskell & White, LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2005:

                  For:                    17,664,864
                  Abstain:                    74,100
                  Against:                    12,705


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS.

         Exh.No.                    Description
         ------                    ------------

         10.1 Security Agreement dated December 23, 2004 by and between netGuru, Inc. and Laurus Master Fund, Ltd. (1)

         10.2 Common Stock Purchase Warrant dated December 23, 2004 issued by netGuru, Inc. in favor of Laurus Master Fund, Ltd.

         10.3 Registration Rights Agreement dated December 23, 2004 by and between netGuru, Inc. and Laurus Master Fund, Ltd. (1)

         10.4 Securities Purchase Agreement dated December 23, 2004 by and between netGuru, Inc. and Laurus Master Fund, Ltd. (1)

         10.5 Secured Convertible Note dated December 23, 2004 in the principal amount of $1,000,000 made by netGuru, Inc. in favor of Laurus Master Fund, Ltd. (1)

         31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 (2)

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

         ------------------

         (1) Filed as an exhibit to our current report on Form 8-K that was filed with the SEC on December 30, 2004, and incorporated herein by reference.

         (2)      Attached as an exhibit to this Form 10-QSB.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 11, 2005

                              NETGURU, INC.


                              By: /s/ BRUCE K. NELSON
                                  --------------------------------
                                  Bruce K. Nelson
                                  Chief Financial Officer
                                  (principal financial officer and
                                  duly authorized officer)

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