Form 10QSB/A
period 2004-06-30
NETGURU INC
filed 2005-04-20
CIK 1015920

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of common stock, $0.01 par value, was 19,117,154 on April 19, 2005.

Transitional Small Business Disclosure Format (check one)         Yes[ ]  No [X]

                                EXPLANATORY NOTE
                       ----------------------------------


         netGuru, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 2004 to reflect the restatement of its condensed consolidated financial statements for the quarter ended June 30, 2004. The restatement arises from an interpretation of accounting for modification of convertible debt. Specifically, in its previous filing for the quarter ended June 30, 2004, the Company had recorded the amendment to one of its convertible secured notes as a substantial modification of debt and, therefore, wrote off the $133,000 unamortized debt discount rather than continuing to amortize this amount over the remaining term of the debt. Upon further interpretation of Emerging Issues Task Force ("EITF") No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the Company determined the modification was not substantial. Refer to Note 15 for a description and quantification of the restatement.

         The Company has also reclassified the results of operations of its Web-based telecommunications services division, which it discontinued in September 2004. Refer to Note 14 for a description and quantification of the reclassification.

         The information in this Amendment No. 1 to Form 10-QSB has not been updated from the original filing of the Form 10-QSB except as required to reflect the effects of the restatement and reclassification. The restatement and reclassification include changes to Part I Items 1 and 2. Items included in the original Form 10-QSB that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Amendment No. 1 to Form 10-QSB does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

         PART I
                              FINANCIAL INFORMATION

                                                                            PAGE

Item 1.  Financial Statements..................................................4

         Condensed Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003 (unaudited).......................4

         Condensed Consolidated Balance Sheets as of
         June 30, 2004 (unaudited) and March 31, 2004..........................5

         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 2004 and 2003 (unaudited).................6

         Notes to Condensed Consolidated Financial Statements (unaudited)......7

Item 2.  Management's Discussion and Analysis or Plan of Operation............17

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................................28


Signatures....................................................................29

Exhibits Filed with this Amendment No. 1 to Quarterly Report on Form 10-QSB...30

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 NETGURU, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)
                       ($ in thousands except share and per share amounts)

                                                                         THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                   -----------------------------
                                                                       2004             2003
                                                                    (RESTATED)
                                                                   -------------   -------------
Net revenues:
    Engineering and collaborative software products and services   $      2,444    $      2,722
    IT services                                                           1,080           1,213

                                                                   -------------   -------------
           Total net revenues                                             3,524           3,935
                                                                   -------------   -------------

Cost of revenues:
    Engineering and collaborative software products and services            245             241
    IT services                                                             758             920

                                                                   -------------   -------------
           Total cost of revenues                                         1,003           1,161

                                                                   -------------   -------------
           Gross profit                                                   2,521           2,774
                                                                   -------------   -------------

Operating expenses:
    Selling, general and administrative                                   2,235           2,201
    Research and development                                                415             532
    Bad debt expense                                                        165              11
    Depreciation                                                            241             251

                                                                   -------------   -------------
           Total operating expenses                                       3,056           2,995
                                                                   -------------   -------------

           Operating loss                                                  (535)           (221)
                                                                   -------------   -------------

Other expense (income):
    Interest, net (Note 15)                                                 138             144
    Other income                                                            (33)             --

                                                                   -------------   -------------
           Total other expense                                              105             144
                                                                   -------------   -------------

Loss from continuing operations before income taxes                        (640)           (365)
Income tax expense                                                            6              37
                                                                   -------------   -------------
Net loss from continuing operations                                $       (646)   $       (402)
Gain (loss) from discontinued operations (Note 14)                           29              (1)
                                                                   -------------   -------------
                    Net loss                                               (617)           (403)
                                                                   =============   =============

Basic and diluted net loss per common share:
    Net loss per common share from continuing operations           $      (0.03)          (0.02)
                                                                   -------------   -------------
    Basic and diluted net loss per common share                    $      (0.03)   $      (0.02)
                                                                   =============   =============

Common shares used in computing net loss per common share            18,626,165      17,325,150
                                                                   =============   =============

             See accompanying notes to condensed consolidated financial statements.

                                               4

                         NETGURU, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                              JUNE 30,   MARCH 31,
                                                               2004        2004
                                                            (Unaudited)
                                                            (Restated)
                                                             ---------   ---------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                $  2,341    $  1,646
    Short-term investment                                         100         100
    Accounts receivable (net of allowance for
      doubtful accounts of $707 and $615, as
      of June 30, 2004 and March 31, 2004,
      respectively)                                             3,046       3,340
    Income tax receivable                                          16          16
    Notes and related party loans receivable                       33          35
    Deposits                                                      102          67
    Prepaid expenses and other current assets                   1,192       1,174
    Assets of subsidiary held for sale                             57         327
                                                             ---------   ---------

           Total current assets                                 6,887       6,705

Property, plant and equipment, net                              2,088       2,215
Goodwill                                                        3,104       2,891
Other assets                                                      155         219
                                                             ---------   ---------
                                                             $ 12,234    $ 12,030
                                                             =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term bank debt,
      net of discount of $206 and $186, as
      of June 30, 2004 and March 31, 2004,
      respectively                                           $    964    $    975
    Current portion of capital lease obligations                  120         109
    Accounts payable                                              499         600
    Accrued expenses                                            1,007       1,160
    Income taxes payable                                           63          55
    Deferred revenues                                           1,908       1,834
    Other liabilities                                             164         208
    Liabilities of subsidiary held for sale                        66         186
                                                             ---------   ---------

           Total current liabilities                            4,791       5,127

Long-term bank debt, net of current portion,
  net of discount of $255 and $185, as of June
  30, 2004 and March 31, 2004, respectively                     1,491       1,382
Capital lease obligations, net of current portion                 403         368
Deferred gain on sale-leaseback                                   730         747
                                                             ---------   ---------

           Total liabilities                                    7,415       7,624
                                                             ---------   ---------
Stockholders' equity:
    Preferred stock, par value $.01 (Authorized
      5,000,000 shares; no shares issued and outstanding)          --          --
    Common stock, par value $.01; authorized 150,000,000
      shares; 18,812,154 shares outstanding as of June
      30, 2004 and 18,087,154 shares outstanding as of
      March 31, 2004                                              188         181

    Additional paid-in capital                                 36,380      35,352
    Accumulated deficit                                       (31,061)    (30,444)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments       (688)       (683)
                                                             ---------   ---------

           Total stockholders' equity                           4,819       4,406
                                                             ---------   ---------
                                                             $ 12,234    $ 12,030
                                                             =========   =========

             See accompanying notes to condensed consolidated financial statements.

                                               5

                                         NETGURU, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                 (In thousands)

                                                                           THREE MONTHS    THREE MONTHS
                                                                              ENDED           ENDED
                                                                          JUNE 30, 2004   JUNE 30, 2003
                                                                           (RESTATED)
                                                                           -----------     -----------
Cash flows from operating activities:
    Net loss                                                               $     (617)     $     (402)
    Gain (loss) from discontinued operations                                       29              (1)
                                                                           -----------     -----------
    Loss from continuing operations                                              (646)           (403)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                             310             320
        Bad debt expense                                                          165              11
        Amortization of debt discount                                              63              --
        Consulting expense recognized on issuance of warrants and stock            35              --
        Changes in operating assets and liabilities:
          Accounts receivable                                                      41             213
          Notes and related party loans receivable                                  2              44
          Prepaid expenses and other current assets                               (74)           (120)
          Deposits                                                                (39)            591
          Other assets                                                             (5)             (5)
          Accounts payable                                                        (81)             21
          Accrued expenses                                                       (176)           (403)
          Income taxes payable                                                      9              30
          Accrued restructuring costs                                              --            (188)
          Other current liabilities                                               (41)            (49)
          Deferred revenues                                                        84            (241)
          Deferred gain on sale-leaseback                                         (18)            (17)
                                                                           -----------     -----------
                  Net cash used in operating activities                          (371)           (196)
                                                                           -----------     -----------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                     (98)            (12)
    Proceeds from sale of property, plant and equipment                             1              --
    Payments to acquire companies, net of cash acquired                           (24)             --
    Proceeds from sale of subsidiary                                              155              --
                                                                           -----------     -----------
                  Net cash used in investing activities                            34             (12)
                                                                           -----------     -----------
Cash flows from financing activities:
    Proceeds from issuance of bank debt                                         1,703              43
    Repayment of bank debt                                                       (781)           (310)
    Repayment of capital lease obligations                                        (32)            (67)
    Issuance of common stock                                                       25              --
                                                                           -----------     -----------

                  Net cash provided by (used in) financing activities             915            (334)
                                                                           -----------     -----------

    Effect of exchange rate changes on cash and cash equivalents                   90              46
                                                                           -----------     -----------
                  Net cash provided by (used in) continuing operations            668            (495)
                  Net cash provided by (used in) discontinued operations           27            (155)

                                                                           -----------     -----------
Cash and cash equivalents, beginning of period                                  1,646           2,772
                                                                           -----------     -----------
Cash and cash equivalents, end of period                                   $    2,341      $    2,122
                                                                           ===========     ===========

Supplemental disclosure of cash flow information: Amounts paid for:
         Interest                                                          $       80      $      107
         Income taxes                                                      $        4      $        8
Supplemental disclosure of non-cash investing and financing activities:
         Acquisition of equipment under capital lease                      $       78      $       --
         Repayment of convertible debt with common stock                   $      910      $       --
         Acquisition of a company                                          $      150      $       --

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

5.  REVENUE RECOGNITION

         The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists; (2) delivery has been completed and no significant obligations remain; (3) the Company's price to the buyer is fixed or determinable; and (4) collection is probable. The Company's revenues arise from the following segments: engineering and collaborative software products and services and IT services.

         Revenue from software sales is recognized when persuasive evidence of an arrangement exists, delivery has been completed and if no significant post-contract support obligations remain outstanding, the price to the Company's buyer is fixed or determinable and collection of the resulting receivable is deemed probable. Since July 1, 2002, the Company has provided a 15-day right of return (from the date of purchase) on the purchase of a product during which time the customer may return the product subject to a $50 restocking fee per item returned. Since the Company's product returns have historically not been material, the Company does not make any provisions for such returns. Customers may choose to purchase maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

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

         The interest rate on the 2003 Note is equal to the greater of 5% or the prime rate plus 1%. The fixed conversion price, upon which potential issuances of the Company's common stock to satisfy the obligations of the 2003 Note are based, is $1.30. In April 2004, the 2003 Note was amended ("Amended 2003 Note") to include $1,000,000 in additional borrowings. The Amended 2003 Note requires monthly principal payments of $50,000 plus accrued interest (payable in arrears) commencing August 1, 2004, with the entire remaining principal balance becoming due on December 3, 2006. The Company recorded approximately $173,000 as additional discount to the Amended 2003 Note, which included the $11,000 in fees it paid to an affiliate of Laurus and the $162,000 it recorded in April 2004 due to the beneficial conversion rate of the debt related to the additional borrowings. This additional discount, along with approximately $133,000 in unamortized discount remaining at the time of the amendment for a total discount of $306,000, is being amortized to interest expense over the remainder of the term of the Amended 2003 Note. In April 2004, Laurus also converted $260,000 of the principal balance into 200,000 shares of the Company's common stock. At June 30, 2004, the Company had an outstanding balance of $2,110,000, excluding unamortized fees and unamortized beneficial conversion adjustments, under the Amended 2003 Note.

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

         The following represents pro forma information as if the Company recorded compensation cost using the fair value of the issued compensation instrument under SFAS No. 123 (in thousands, except amounts per share):

                                                                 THREE MONTHS
                                                                ENDED JUNE 30,
                                                                 2004     2003
                                                               -------  --------

              Net loss - as reported                           $ (617)  $  (403)
              Deduct:  Stock-based compensation expense
                  determined under the fair value based
                  method for all awards, net of tax                34        55
                                                               -------  --------
              Net loss - pro forma                             $ (651)  $  (458)
                                                               =======  ========
              Basic  and diluted net loss per share -
                  as reported                                  $(0.03)  $ (0.02)
                                                               =======  ========
                   pro forma                                   $(0.04)  $ (0.03)
                                                               =======  ========
              Weighted average fair value of options
                  granted                                      $   --   $    --
                                                               =======  ========


                                                                 THREE MONTHS
                                                                ENDED JUNE 30,
                                                                 2004     2003
                                                               -------  --------

              Black-Scholes option pricing model
                  assumptions:
                       Dividend yield                             --       --
                       Expected volatility                      60.2%   111.9%
                       Risk-free interest rate                   3.9%     2.9%
                       Expected option lives (in years)          6.4      6.8

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

10. COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $621,000 and $321,000 for the quarters ended June 30, 2004 and 2003, respectively.

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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                        THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                       ---------------------
                                                                         2004         2003
                                                                       ---------   ---------
         Numerator:
         Net loss and numerator for basic and diluted loss per share   $   (617)   $   (403)
                                                                       =========   =========

         Denominator:
         Denominator for basic net loss per share - average
            number of common shares outstanding during the period        18,626      17,325
         Incremental common shares attributable to exercise of
            outstanding options, warrants and other common stock
            equivalents                                                      --          --
                                                                       ---------   ---------
         Denominator for diluted net loss per share                      18,626      17,325
                                                                       =========   =========

         Basic and diluted net loss per share                          $  (0.03)   $  (0.02)
                                                                       =========   =========

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

12. SEGMENT AND GEOGRAPHIC DATA

         The Company is an integrated Internet and IT technology and services company. Prior to December 31, 2003, the Company reported the results of its travel subsidiary, e-Destinations, and its Web-based telecommunications services division in a separate segment called the "Web-based travel and telecommunications services" segment. In its continuing efforts to focus on its core software products and IT services businesses, the Company finalized the sale of e-Destinations in April 2004.

         During the quarter ended March 31, 2004, the Company reported the results of its telecommunications services division in a separate segment called Web-based telecommunications services. During the quarter ended September 30, 2004, the Company sold its telecommunications services division (see "Discontinued Operations"). The following presents the results of operations for the three months ended June 30, 2004 as if the Company operated in two segments
- (1) engineering and collaborative software products and services and (2) IT services, with the assets and liabilities of the discontinued operations shown separately as "held for sale." Prior period presentation has been revised to be consistent with the current period presentation for the discontinued operations.

         The Company's management reports unallocable expenses related to the Company's corporate activities in a separate "Center."

         The Company applies the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources.

         The significant components of worldwide operations by reportable operating segments are:

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                            --------------------
                                                              2004        2003
                                                            --------    --------
                                                               (IN THOUSANDS)
          NET REVENUE
              Engineering and collaborative software        $ 2,444     $ 2,722
                products and services
              IT services                                     1,080       1,213
                                                            --------    --------
                   Consolidated                             $ 3,524     $ 3,935
                                                            ========    ========

          GROSS PROFIT
              Engineering and collaborative software        $ 2,199     $ 2,481
                products and services
              IT services                                       322         293
                                                            --------    --------
                   Consolidated                             $ 2,521     $ 2,774
                                                            ========    ========

          OPERATING (LOSS) INCOME
              Engineering and collaborative software        $  (113)    $    91
                products and services
              IT services                                        28         (10)
              Center                                           (450)       (301)
                                                            --------    --------
                   Consolidated                             $  (535)    $  (221)
                                                            ========    ========

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                            --------------------
                                                              2004        2003
                                                            --------    --------
                                                               (IN THOUSANDS)

                NET REVENUE
                United States                               $ 1,584     $ 2,011
                The Americas (other than U.S.)                  165         158
                Europe                                          770       1,126
                Asia-Pacific                                  1,005         640
                                                            --------    --------

                         Consolidated                       $ 3,524     $ 3,935
                                                            ========    ========

                EXPORT SALES
                United States                               $   405     $   663
                                                            ========    ========

                                                                    AS OF
                                                            --------------------
                                                             JUNE 30,  MARCH 31,
                                                              2004        2004
                                                            --------    --------
                                                              (IN THOUSANDS)

                LONG-LIVED ASSETS
                United States                               $ 3,843     $ 4,036
                Europe                                          221         204
                Asia-Pacific                                  1,283       1,085
                                                            --------    --------

                         Consolidated                       $ 5,347     $ 5,325
                                                            ========    ========


13. CONTINGENCIES

         The Company is party to various litigation matters arising in the normal course of business. Management believes the resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

14. DISCONTINUED OPERATIONS

         In its continuing efforts to focus on its core software products and IT services businesses, the Company finalized the sale of its travel services subsidiary, "e-Destinations," in April 2004 for the approximate fair value of $155,000 and its Web-based telecommunications services division in September 2004 for $130,000. The Company has excluded the results of the operations of the travel services subsidiary and Web-based telecommunications services division from continuing operations and has reported them as "discontinued operations."

         Gain from the discontinued operations for the three months ended June 30, 2004 was $29,000 compared to a loss from the discontinued operations for the three months ended June 30, 2003 of $1,000. The Company recorded no gain or loss from the sale of e-Destinations since e-Destinations was written down to its potential recoverable value at March 31, 2004. The Company recorded a gain of $29,000 from the discontinued Web-based telecommunications services division.

         The total sales price was $155,000 for the sale of e-Destinations in April 2004 and $130,000 for the sale of the Web-based telecommunications services division in September 2004. The Company received the entire proceeds from the sale of e-Destinations in April 2004. Of the total sales price of $130,000 for the Web-based telecommunications services division, the Company received $36,000 in cash during the period ended September 30, 2004. The balance of the sales price is receivable in two monthly installments of $30,000 each in October and November 2004, with the remainder to be received in consecutive monthly installments through April 15, 2005.

         The following table summarizes financial information for the discontinued operations, with prior period presentation reclassified to conform to the current period presentation:

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                          ----------------------
                                                            2004          2003
                                                          --------      --------
                                                               (IN THOUSANDS)

    Gain (loss) from operations of
         e-Destinations, Inc.                             $    --       $    --
         Web-based telecommunications
           services division                                   29            (1)
                                                          --------      --------
                   Total                                  $    29       $    (1)
                                                          ========      ========

15.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         In its original Form 10-QSB filing for the quarter ended June 30, 2004, the Company had recorded the amendment to the 2003 Note as a substantial modification of debt and had written off $133,000 in unamortized discount to loss on substantial modification of debt. Upon further interpretation of EITF No. 96-19, the Company determined the modification was not substantial and that a restatement was therefore necessary.

         The following table shows the effects of this restatement and the reclassification of results of the discontinued operations described in Note 14:

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                            -----------------------------
(In thousands, except share and per share data)                 2004            2004
                                                             (PREVIOUSLY   (RESTATED)
                                                              REPORTED)
                                                            -------------   -------------

Operating loss                                              $       (507)   $       (535)
                                                            -------------   -------------
Other expense (income):
    Interest, net                                                    125             138
    Other income                                                     (33)            (33)
    Loss on substantial modification of debt                         133              --
                                                            -------------   -------------
           Total other expense                                       225             105
                                                            -------------   -------------

Loss from continuing operations before income taxes                 (732)           (640)
Income tax expense                                                     6               6
                                                            -------------   -------------
Loss from continuing operations                                     (738)           (646)
Gain from discontinued operations (Note 14)                           --              29
                                                            -------------   -------------
                     Net loss                               $       (738)   $       (617)
                                                            =============   =============
Basic and diluted net loss per common share:
     Net loss per common share from continuing operations   $      (0.04)   $      (0.03)
                                                            -------------   -------------
     Basic and diluted net loss per common share            $      (0.04)   $      (0.03)
                                                            =============   =============

Common shares used in computing net loss per common share     18,626,165      18,626,165
                                                            =============   =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


    EFFECTS OF RESTATEMENT AND RECLASSIFICATION

         This Management's Discussion and Analysis or Plan of Operation discussion has been revised to reflect the effects of the restatement described in Note 15 and the reclassification described in Note 14 to the accompanying condensed consolidated financial statements.

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

    OVERVIEW

         We operate in the following two business segments:

         o Engineering and collaborative software products and services for businesses worldwide; and
         o Information technology, or IT, services (including value-added IT services).

         Our net revenues during the three months ended June 30, 2004 were $3,524,000, a decrease of 10.4% over the corresponding prior year period, of which engineering and collaborative software products and services net revenues declined $278,000 (10.2%), and IT services net revenues declined $138,000 (11.4%).

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

         We recognize revenues from our IT services primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as we perform IT services. Certain IT services contracts are fixed price contracts where we measure progress toward completion by mutually agreed upon pre-determined milestones and recognize revenue upon reaching those milestones. Our fixed price IT contracts typically are for a short duration of one to six months.

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

         Our annual test for impairment is performed as of March 31 every year. The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill will be incorrect. In addition, future results of operations could be materially impacted by the write-down of the carrying amount of goodwill to its estimated fair value. There was no goodwill impairment write-down during the three months ended June 30, 2004. As of June 30, 2004, our goodwill balance was $3,104,000.

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 VERSUS THREE MONTHS ENDED JUNE 30, 2003

CONTINUING OPERATIONS

NET REVENUES

         The following table presents our net revenues by segment (dollars in thousands):

                                                           THREE MONTHS ENDED
                                                                 JUNE 30,
                                                        ------------------------
NET REVENUE                                               2004           2003
                                                        ---------      ---------
    Engineering and collaborative
      software products and services                    $ 2,444        $ 2,722
    % of total net revenues                                69.4 %         69.2 %

    IT services                                         $ 1,080        $ 1,213
    % of total net revenues                                30.6 %         30.8 %

                                                        ---------      ---------

     Total net revenues                                 $ 3,524        $ 3,935
                                                        =========      =========

         Net revenues for the three months ended June 30, 2004 decreased by $411,000 (10.4%), compared to the three months ended June 30, 2003. Our revenues consisted primarily of revenues from (1) engineering and collaborative software products and services, and (2) IT services.

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

         The trend of decreasing IT services net revenues continued for the three months ended June 30, 2004, compared to the same period in the prior fiscal year. IT services net revenues decreased $133,000 (11.0%) for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. Net revenues from IT services have decreased due to scaling back one of our domestic IT services offices and to decreases in IT services revenues from Europe. These decreases were offset by an increase in IT services net revenues from India, primarily due to our acquisition of a small IT consulting company. In the past several quarters, the IT services industry had been adversely affected by a slow economy, and many of our customers reduced, and continue to reduce, spending on technology consulting and systems integration services. Although we do not anticipate significant recovery in the IT services sector, we anticipate that our BPO efforts that began during the later part of last fiscal year will contribute to a recovery in our IT services net revenues during fiscal 2005.

GROSS PROFIT AND GROSS MARGIN

         The following table presents our gross profit by segment and gross profit as a percentage of each segment's net revenue, or gross margin (dollars in thousands):


                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                           ---------------------
                                                             2004        2003
                                                           ---------   ---------
GROSS PROFIT
    Engineering and collaborative
      software products and services                       $ 2,199     $ 2,481
    IT services                                                322         293

                                                           ---------   ---------
         Consolidated                                      $ 2,521     $ 2,774
                                                           =========   =========
GROSS MARGIN
    Engineering and collaborative
      software products and services                          90.0 %      91.1 %
    IT services                                               29.8 %      24.2 %

         Consolidated                                         71.5 %      70.5 %


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

         Gross margin in the IT services segment increased by 5.6 percentage points for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. This increase was primarily the result of scaling back one of the domestic offices as well as our acquisition of a higher margin IT services company engaged in steel detailing services in India. Historically, gross profit percentage from the IT services segment has been lower than gross profit percentage from the engineering and collaborative software products and services segment due to the higher cost of labor associated with IT services. The cost of revenues for IT services includes the salaries, bonuses, and benefits for the consulting employees. Our IT services consultants generally receive higher salaries than our technical support employees.

OPERATING EXPENSES

         The following table presents our operating expenses in dollars and as a percentage of total net revenues (dollars in thousands):

                                                   THREE MONTHS ENDED
                                                        JUNE 30,
                                             -----------------------------
                                                2004               2003
                                             ----------         ----------
OPERATING EXPENSES
    Selling, general and
      administrative expenses                $  2,235           $  2,201
    % of total net revenues                      63.4 %             65.9 %

    Research and development                 $    415           $    532
    % of total net revenues                      11.8 %             13.5 %

    Bad debt expense                         $    165           $     11
    % of total net revenues                       4.7 %              0.3 %

    Depreciation                             $    241           $    251
     % of total net revenues                      6.8 %              6.4 %

    Total operating expenses                 $  3,056           $  2,995
    % of total net revenues                      86.7 %             76.1 %

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses remained relatively flat, increasing by $34,000 (1.6%) for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. A $62,000 decrease in salaries and related expenses due to terminations and a $38,000 decrease in professional fees were partially offset by a $42,000 increase in dealer commissions due to higher sales through dealers and a $19,000 increase in travel expenses, contributing to the relatively flat SG&A expenses. We continue to monitor our SG&A expenses but do not make any assurances that we will be able to cut SG&A expenses from levels attained in the first three months of fiscal 2005. In addition, obtaining profitability may be difficult even with reduced expenses because some of the areas of expense cutting, such as sales and marketing and research and development, involve activities that we ordinarily undertake with the expectation that they will contribute to future revenues. Even if near-term profitability can be achieved through cost-cutting, it will not be sustainable if the effect of cost-cutting is to impede future revenue growth.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses decreased by $117,000 (22.0%) for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. The decrease in R&D expenses is primarily related to employee terminations and a reduction in consulting expenditures. We believe R&D expenses will remain at current levels for the foreseeable future.

         BAD DEBT EXPENSE

         Bad debt expense increased by $154,000 to $165,000 for the three months ended June 30, 2004 from $11,000 for the three months ended June 30, 2003. The increase in bad debt expense was primarily due to one collaborative software customer.

         DEPRECIATION

         Depreciation expenses (excluding amounts charged to cost of revenues) stayed relatively flat, decreasing $10,000 (4.0%) for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. As a result of our continuing efforts to control costs, additions to capital equipment have been minimal. We anticipate that depreciation expenses will remain at this lower level through the end of fiscal 2005.

OTHER EXPENSE (INCOME)

         The following table presents our other expense (income) in dollars and as a percentage of total net revenues (dollars in thousands):

                                                   THREE MONTHS ENDED
                                                        JUNE 30,
                                             -----------------------------
                                                2004               2003
                                             ----------         ----------
OTHER EXPENSE (INCOME)
    Interest, net                            $    138           $    144
    % of total net revenues                       3.9 %              3.7 %

    Other (income) expense                   $    (33)          $     --
     % of total net revenues                     (0.9)%              0.0 %

    Total other expense                      $    105           $    144
     % of total net revenues                      3.0 %              3.7 %

         INTEREST EXPENSE

         Net interest decreased by $6,000 (4.1%) for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decrease in net interest expense was primarily due to a reduction in interest rate on the convertible debt to 5% from 6% in July 2003, pursuant to the amendment to our 2002 Note with Laurus. Interest expense in the upcoming quarters may decrease if additional portions of debt outstanding under the 2002 Note and Amended 2003 Note are converted into equity or may increase if we borrow additional amounts.

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

DISCONTINUED OPERATIONS

         In our continuing efforts to focus on our core software products and IT services businesses, we finalized the sale of our travel services subsidiary, "e-Destinations," in April 2004 for its approximate fair value of $155,000 and our Web-based telecommunication services division in September 2004 for $130,000. We have excluded the results of the operations of the travel services subsidiary and Web-based telecommunications services division from continuing operations and have them reported as "discontinued operations."

         Gain from the discontinued operations for the three months ended June 30, 2004 was $29,000 compared to a loss from the discontinued operations for the three months ended June 30, 2003 of $1,000. We recorded no gain or loss from the sale of e-Destinations since it was written down to its potential recoverable value at the end of March 31, 2004, and a gain of $29,000 from the Web-based telecommunications services division.

         The total sales price was $155,000 for the sale of e-Destinations in April 2004 and $130,000 for the sale of the Web-based telecommunications services division. We received the entire proceeds from the sale of e-Destinations in April 2004. Of the total sales price of $130,000 for the Web-based telecommunications services division, we received $36,000 in cash during the period ended September 30, 2004. The balance of the sales price is receivable in two monthly installments of $30,000 each in October and November 2004, with the remainder to be received in consecutive monthly installments through April 15, 2005.


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

         Net cash used in operations was $371,000 during the three months ended June 30, 2004 compared to $198,000 during the three months ended June 30, 2003, an increase of $173,000. Net loss was the primary reason for cash used in operations in both periods. The following primarily contributed to cash usage during the three months ended June 30, 2004:

         o A $176,000 decrease in accrued expenses primarily due to payment of severance payments and professional fees;
         o    An $81,000 decrease in accounts payable due to payments; and
         o A $74,000 increase in prepaid expenses and other current assets due to prepayment of rent and product packaging materials.

The above were partially offset by an $84,000 increase in deferred revenues primarily from collaborative software services.

         The following contributed to cash usage during the three months ended June 30, 2003:

         o A $403,000 decrease in accrued expenses due to payment of a legal settlement and professional fees;
         o A $241,000 decrease in deferred revenues due to a lower level of unrecognized revenues;
         o A $188,000 decrease in accrued restructuring costs due to payments; and
         o A $120,000 increase in prepaid expenses and other current assets primarily due to prepaid digital media costs.

         The above were offset by a $591,000 decrease in deposits due to payment of a legal settlement and a $213,000 decrease in accounts receivable due to better collections of receivables.

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

         Net cash provided by investing activities during the three months ended June 30, 2004 consisted of $155,000 in net proceeds from the sale of a subsidiary offset by capital expenditures of $98,000 and payment to acquire companies of $24,000, compared to net cash used in investing activities consisting of $12,000 of capital expenditures during the three months ended June 30, 2003. We expect our capital expenditures to stay at the current level for the next twelve months.

         Cash provided by financing activities during the three months ended June 30, 2004 primarily resulted from long-term borrowings of $1,703,000 (including $990,000 in additional borrowings, net of fees, under the Amended 2003 Note) offset by $781,000 in long-term debt repayments. In addition, repayments of capital lease obligations amounted to $32,000 for the three months ended June 30, 2004. Proceeds from long-term borrowings during the three months ended June 30, 2003 were $43,000. Additionally, we repaid $310,000 of long-term debt and $67,000 in capital lease obligations during the three months ended June 30, 2003.

         We incurred net losses from continuing operations of $617,000 and $403,000 and used cash in operations of $371,000 and $198,000 during the three months ended June 30, 2004 and 2003, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services.

         The following table summarizes our contractual obligations and commercial commitments at June 30, 2004 (in thousands):

                                                     PAYMENTS DUE BY PERIOD
                                      --------------------------------------------------
                                                LESS THAN                       AFTER 5
     CONTRACTUAL OBLIGATIONS           TOTAL     1 YEAR   3-4 YEARS  4-5 YEARS   YEARS
                                      --------  --------  ---------  ---------  --------

Long-Term Debt*                       $ 2,916   $   968   $  1,936   $      9   $     3
Capital Lease Obligations                 523       120        264        139        --
Operating Leases                        3,829       499        872        733     1,725

                                      --------  --------  ---------  ---------  --------
Total Contractual Cash Obligations    $ 7,268   $ 1,587   $  3,072   $    881   $ 1,728
                                      ========  ========  =========  =========  ========

                                                LESS THAN                       AFTER 5
     CONTRACTUAL OBLIGATIONS           TOTAL     1 YEAR   3-4 YEARS  4-5 YEARS   YEARS
                                      --------  --------  ---------  ---------  --------
Letter of Credit                      $   100   $   100   $     --   $     --   $    --

                                      --------  --------  ---------  ---------  --------
Total Contractual Commitments         $   100   $   100   $     --   $     --   $    --
                                      ========  ========  =========  =========  ========
* Excludes debt discount of $461.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits
              --------

              10.1 Amended and Restated Convertible Note dated December 4, 2003 in the principal amount of $2,400,000 made by netGuru, Inc. in favor of Laurus Master Fund, Ltd. (1)

              31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

              32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
__________


(1) Filed as an exhibit to our Form 8-K that was filed with the Securities and Exchange Commission on June 3, 2004 (File No. 000-28560) and incorporated herein by reference

(2)      Attached as an exhibit to this Amendment No. 1 to Form 10-QSB

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


Date:  April 20, 2005

                                  NETGURU, INC.


                                  By: /s/ BRUCE K. NELSON_
                                      --------------------
                                      Bruce K. Nelson
                                      Chief Financial Officer (principal
                                      financial officer and duly authorized
                                      officer)

   EXHIBITS FILED WITH THIS AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-QSB



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