Form 10QSB/A
period 2004-09-30
NETGURU INC
filed 2005-04-20
CIK 1015920

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

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 19,117,154 on April 19, 2005.


Transitional Small Business Disclosure Format (Check one):  Yes  [ ]  No [X]

                                EXPLANATORY NOTE
                                ----------------


         netGuru, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-QSB for the quarter ended September 30, 2004 to reflect the restatement of its condensed consolidated financial statements for the three and six months ended September 30, 2004. The restatement arises from an interpretation of accounting for modification of convertible debt. Specifically, in its original Form 10-QSB filing for the quarter ended June 30, 2004, the Company had recorded the amendment to one of its convertible secured notes as a substantial modification of debt and, therefore, wrote off the $133,000 unamortized debt discount rather than continuing to amortize this amount over the remaining term of the debt. Upon further interpretation of Emerging Issues Task Force ("EITF") No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the Company determined the modification was not substantial. Refer to Note 15 for a description and quantification of the restatement.

         The information in this Amendment No. 1 to Form 10-QSB has not been updated from the original filing of the Form 10-QSB except as required to reflect the effects of the restatement. The restatement includes changes to Part I Items 1 and 2. Items included in the original Form 10-QSB that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Amendment No. 1 to Form 10-QSB does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

                                             PART I
                                      FINANCIAL INFORMATION

                                                                                            PAGE
                                                                                            ----
Item 1.  Financial Statements

           Condensed Consolidated Statements of Operations for the Three and
           Six Months Ended September 30, 2004 and 2003 (unaudited).........................  3

           Condensed Consolidated Balance Sheets as of
           September 30, 2004 (unaudited) and March 31, 2004................................  4

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended September 30, 2004 and 2003 (unaudited).........................  5

           Notes to Condensed Consolidated Financial Statements (unaudited).................  7

Item 2.  Management's Discussion and Analysis or Plan of Operation.......................... 19



                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................................... 33

Signatures.................................................................................. 34

Exhibits Filed with this Amendment No. 1 to Quarterly Report on Form 10-QSB................. 35


                                           PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           NETGURU, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)
                                 (In thousands, except share and per share amounts)


                                                 THREE MONTHS      THREE MONTHS       SIX MONTHS       SIX MONTHS
                                                     ENDED             ENDED            ENDED             ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                      2004             2003              2004              2003
                                                   (RESTATED)                         (RESTATED)
                                                 -------------     -------------     -------------     -------------
Net revenues:
    Engineering and collaborative software
      products and services                      $      2,832      $      2,674      $      5,276      $      5,396
    IT services                                         1,067             1,290             2,147             2,503
                                                 -------------     -------------     -------------     -------------
           Total net revenues                    $      3,899      $      3,964      $      7,423      $      7,899

Cost of revenues:
    Engineering and collaborative software
      products and services                               187               223               432               464
    IT services                                           685             1,045             1,444             1,965
                                                 -------------     -------------     -------------     -------------
           Total cost of revenues                         872             1,268             1,876             2,429

                                                 -------------     -------------     -------------     -------------
           Gross profit                                 3,027             2,696             5,547             5,470
                                                 -------------     -------------     -------------     -------------

Operating expenses:
    Selling, general and administrative                 2,384             2,549             4,619             4,750
    Research and development                              411               509               826             1,042
    Bad debt expense                                       --                23               164                34
    Depreciation                                          236               234               477               484

                                                 -------------     -------------     -------------     -------------
           Total operating expenses                     3,031             3,315             6,086             6,310
                                                 -------------     -------------     -------------     -------------

           Operating loss                                  (4)             (619)             (539)             (840)
                                                 -------------     -------------     -------------     -------------

Other expense (income):
    Interest, net (Note 15)                               116               138               254               283
    Other                                                 (24)              (83)              (57)              (83)

                                                 -------------     -------------     -------------     -------------
           Total other expense                             92                55               197               200
                                                 -------------     -------------     -------------     -------------

Loss from continuing operations before
    income taxes                                          (96)             (674)             (736)           (1,040)
Income tax expense                                         15                75                22               112
                                                 -------------     -------------     -------------     -------------
Loss from continuing operations                          (111)             (749)             (758)           (1,152)
Gain (loss) from discontinued operations
   (Note 14)                                               38               (18)               67               (18)

                                                 -------------     -------------     -------------     -------------
           Net loss                              $        (73)     $       (767)     $       (691)     $     (1,170)
                                                 =============     =============     =============     =============

Basic and diluted net loss per common share:
     Net loss per common share from
       continuing operations                     $         --      $      (0.04)     $      (0.04)     $      (0.07)
     Net gain from discontinued operations                 --                --              0.01                --
                                                 -------------     -------------     -------------     -------------
     Basic and diluted net loss per common
       share                                     $         --      $      (0.04)     $      (0.03)     $      (0.07)
                                                 =============     =============     =============     =============

Common shares used in computing basic and
    diluted net loss per common share:             18,833,350        17,341,152        18,730,323        17,333,195
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


                                           NETGURU, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except share and per share amounts)


                                                                                   SEPTEMBER 30,
                                                                                       2004
                                                                                    (UNAUDITED)         MARCH 31,
                                                                                    (RESTATED)             2004
                                                                                  --------------     --------------
                                                       ASSETS
Current assets:
    Cash and cash equivalents                                                     $       1,540      $       1,646
    Short-term investment                                                                    --                100
    Accounts receivable (net of allowance for doubtful accounts of $708 and
      $615, as of September 30, 2004 and March 31, 2004, respectively)                    3,547              3,340
    Income tax receivable                                                                     2                 16
    Notes and related party loans receivable                                                 32                 35
    Deposits                                                                                 92                 67
    Prepaid expenses and other current assets                                             1,275              1,174
    Assets of subsidiary held for sale                                                       --                327
                                                                                  --------------     --------------
           Total current assets                                                           6,488              6,705

Property, plant and equipment, net                                                        1,977              2,215
Goodwill                                                                                  3,089              2,892
Other assets                                                                                135                218
                                                                                  --------------     --------------
                                                                                  $      11,689      $      12,030
                                                                                  ==============     ==============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt, net of discount of $203 and $186,
       as of September 30, 2004 and March 31, 2004, respectively                  $       1,071      $         975
    Current portion of capital lease obligations                                            136                109
    Accounts payable                                                                        479                600
    Accrued expenses                                                                        990              1,160
    Income taxes payable                                                                     53                 55
    Deferred revenues                                                                     1,610              1,834
    Other liabilities                                                                       166                208
      Liabilities of subsidiary held for sale                                                --                186
                                                                                  --------------     --------------
           Total current liabilities                                                      4,505              5,127

Long-term debt, net of current portion and net of discount of $206, and $185,
     as of September 30, 2004 and March 31, 2004, respectively                            1,276              1,382
Capital lease obligations, net of current portion                                           411                368
Deferred gain on sale-leaseback                                                             713                747
                                                                                  --------------     --------------
           Total liabilities                                                              6,905              7,624
                                                                                  --------------     --------------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                                                --                 --
    Common stock, par value $.01; (Authorized 150,000,000 shares; 18,837,154 and 18,087,154 shares issued and outstanding as of September 30, 2004
      and March 31, 2004, respectively)                                                     188                181
    Additional paid-in capital                                                           36,404             35,352
    Accumulated deficit                                                                 (31,135)           (30,444)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                                 (673)              (683)
                                                                                  --------------     --------------
           Total stockholders' equity                                                     4,784              4,406
                                                                                  --------------     --------------
                                                                                  $      11,689      $      12,030
                                                                                  ==============     ==============


                       See accompanying notes to condensed consolidated financial statements

                                           NETGURU, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                   (In thousands)


                                                                                  SIX MONTHS
                                                                                     ENDED             SIX MONTHS
                                                                                 SEPTEMBER 30,            ENDED
                                                                                      2004            SEPTEMBER 30,
                                                                                   (RESTATED)             2003
                                                                                 --------------      --------------
Cash flows from operating activities:
    Net loss                                                                     $        (691)      $      (1,170)
    Gain from discontinued operations                                                       67                 (18)
                                                                                 --------------      --------------
    Loss from continuing operations                                                       (758)             (1,152)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                      543                 626
        Bad debt expense                                                                   164                  34
        Amortization of discount on loan                                                   111                  --
        Expense recognized on issuance of warrants and common stock                         48                  37
        Changes in operating assets and liabilities:
          Accounts receivable                                                             (447)                298
          Notes and related party loans receivable                                           4                  48
          Income tax receivable                                                             14                  (1)
          Prepaid expenses and other current assets                                       (168)               (136)
          Deposits                                                                         (29)                577
          Other assets                                                                      14                  (2)
          Accounts payable                                                                (102)                (18)
          Accrued expenses                                                                (177)               (223)
          Income taxes payable                                                              (2)                 85
          Accrued restructuring                                                             --                (199)
          Other current liabilities                                                        (41)                (58)
          Deferred revenues                                                               (215)               (532)
          Deferred gain on sale-leaseback                                                  (35)                (35)
                                                                                 --------------      --------------

                  Net cash used in operating activities                                 (1,076)               (651)
                                                                                 --------------      --------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                             (188)                (40)
    Sale of short term investments                                                         100                  --
    Payments to acquire companies, net of cash acquired                                    (36)                 --
    Proceeds from sale of divisions                                                        191                  --
                                                                                 --------------      --------------

                  Net cash used in investing activities                                     67                 (40)
                                                                                 --------------      --------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                             2,032                 627
    Repayment of long-term debt                                                         (1,237)               (527)
    Repayment of capital lease obligations                                                 (63)               (127)
    Issuance of common stock                                                                50                  --
                                                                                 --------------      --------------

                  Net cash provided by (used in) financing activities                      782                 (27)
                                                                                 --------------      --------------

    Effect of exchange rate changes on cash and cash equivalents                            98                  133
                                                                                 --------------      --------------

                  Net cash used in continuing operations                                  (129)               (585)
                  Net cash provided by (used in) discontinued operations                    23                (319)
                                                                                 --------------      --------------

Cash and cash equivalents, beginning of period                                           1,646               2,861
                                                                                 --------------      --------------

Cash and cash equivalents, end of period                                         $       1,540       $       1,957
                                                                                 ==============      ==============

                                                    (Continued)

                                           NETGURU, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                    (Unaudited)
                                                   (In thousands)



                                                                                  SIX MONTHS           SIX MONTHS
                                                                                     ENDED                ENDED
                                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                                                      2004                 2003
                                                                                    (RESTATED)
                                                                                 --------------      --------------
Supplemental disclosure of cash flow information: Cash paid for:
         Interest                                                                   $        202       $        187
                                                                                    =============      =============
         Income taxes                                                               $          4       $         24
                                                                                    =============      =============

Supplemental disclosure of non-cash investing and financing activities:
         Acquisition of equipment under capital lease                               $        112       $         --
         Repayment of convertible debt with common stock                            $        910       $         --
                Acquisition of a company                                            $        142       $         --
                Issuance of warrants                                                $         --       $        201

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

         The following represents pro forma information as if the Company recorded compensation cost using the fair value of the issued compensation instrument under SFAS No. 123 (in thousands, except amounts per share):


                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                           ---------------------     ---------------------
                                             2004         2003         2004         2003
                                           ---------   ---------     --------     --------
 Net loss - as reported                    $   (73)     $  (767)     $  (691)     $(1,170)
 Deduct:  Stock-based compensation
   expense determined under the fair
   value based method for all awards,
   net of tax                                 (145)         (78)        (290)        (157)

                                           ========     ========     ========     ========
     Net loss - pro forma                  $  (218)     $  (845)     $  (981)     $(1,327)
                                           ========     ========     ========     ========

Basic and diluted net loss per share -
     As reported                           $    (0.00)  $ (0.04)     $    (0.04)  $ (0.07)
     Pro forma                             $    (0.01)  $ (0.05)     $    (0.05)  $ (0.08)
Weighted average fair value of
     options granted                       $     1.45        --      $     1.45        --

                                                            SIX MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ----------------
                                                             2004      2003
                                                            ------    ------
         Black-Scholes option pricing model
               Assumptions:
                   Dividend yield                             --         --
                   Expected volatility                      80.7%     120.2%
                   Risk-free interest rate                  3.56%      3.13%
                   Expected option lives (in years)         6.93       6.92


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

10. COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $681,000 and $1,093,000 for the six months ended September 30, 2004 and 2003, respectively.

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


         The following table illustrates the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                       ---------------------     ---------------------
                                                         2004         2003         2004         2003
                                                       --------     --------     --------     --------
         Numerator:
         Net loss and numerator for basic and
           diluted loss per share                          (73)        (767)        (691)      (1,170)

                                                       ========     ========     ========     ========
         Denominator:
         Denominator for basic net loss per share
           - average number of common shares
           outstanding during the period                18,834       17,341       18,730       17,333
         Incremental common shares attributable to
           exercise of outstanding options,
           warrants and other common
           stock equivalents                                --           --           --           --
                                                       --------     --------     --------     --------
         Denominator for diluted net loss per
           share                                        18,834       17,341       18,730       17,333
                                                       ========     ========     ========     ========

         Basic and diluted net loss per share          $ (0.00)     $ (0.04)     $ (0.04)     $ (0.07)
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

         During the quarter ended March 31, 2004, the Company reported the results of its telecommunications services division in a separate segment called Web-based telecommunications services. During the quarter ended September 30, 2004, the Company sold its telecommunications services division (see "Discontinued Operations"). Therefore beginning with the quarter ended September 30, 2004, the Company operated in two segments - (1) engineering and collaborative software products and services and (2) IT services.

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

         The significant components of worldwide operations by reportable operating segments are:

                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                       SEPTEMBER 30,            SEPTEMBER 30,
                                   --------------------     --------------------
                                     2004        2003         2004        2003
                                   --------    --------     --------    --------
         NET REVENUE
Engineering and collaborative
  software products
  and services                     $ 2,832     $ 2,674      $ 5,276     $ 5,396
IT services                          1,067       1,290        2,147       2,503
Center                                  --          --           --          --

                                   --------    --------     --------    --------
     Consolidated                  $ 3,899     $ 3,964      $ 7,423     $ 7,899
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
                                   ========    ========     ========    ========

   OPERATING (LOSS)/INCOME
 Engineering and collaborative
   software products
   and services                    $   356     $  (318)     $   243     $  (227)
IT services                             80         (80)         108         (91)
Center                                (440)       (221)        (890)       (523)

                                   --------    --------     --------    --------
     Consolidated                  $    (4)    $  (619)     $  (539)    $  (840)
                                   ========    ========     ========    ========

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        ------------------    ------------------
                                          2004       2003       2004       2003
                                        -------    -------    -------    -------
             NET REVENUE
United States                           $1,814     $1,961     $3,398     $3,972
The Americas (other than U.S.)             107        147        271        305
Europe                                     874        812      1,644      1,938
Asia-Pacific                             1,104      1,044      2,110      1,684
                                        -------    -------    -------    -------
         Consolidated                   $3,899     $3,964     $7,423     $7,899
                                        =======    =======    =======    =======

             EXPORT SALES
United States                           $  307     $  312     $  937     $  975
                                        =======    =======    =======    =======


                                         SEPTEMBER 30,        MARCH 31,
                                             2004               2004
                                         -------------     -------------
                                                 (IN THOUSANDS)
         LONG-LIVED ASSETS
         United States                   $      3,720      $      4,036
         Europe                                   203               204
         Asia-Pacific                           1,278             1,085
                                         -------------     -------------

                  Consolidated           $      5,201      $      5,325
                                         =============     =============


13. CONTINGENCIES

         The Company is party to various litigation matters arising in the normal course of business. Management believes the resolution of these matters will not materially impact the Company's consolidated results of operations or financial condition.

14. DISCONTINUED OPERATIONS

         In its continuing efforts to focus on its core software products and IT services businesses, the Company finalized the sale of its travel services subsidiary, "e-Destinations," in April 2004 and its Web-based telecommunications services division in September 2004. Accordingly, the results of the operations of the Web-based telecommunications services division are excluded from continuing operations and reported as "Discontinued Operations."

         Loss from discontinued operations for the three and six months ended September 30, 2004 was $79,000 and $50,000, respectively, compared to a loss from discontinued operations of $18,000 and $18,000, respectively, for the three and six months ended September 30, 2003. The Company recorded no gain or loss from the sale of e-Destinations and a $117,000 gain from the sale of the Web-based telecommunications division during the three and six months ended September 30, 2004, respectively.

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

         The following table summarizes financial information for the discontinued operations, with prior period presentation reclassified to conform to the current period presentation:

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                         -----------------     -----------------
                                          2004       2003       2004       2003
                                         ------     ------     ------     ------
Net gain (loss) from operations of
       e-Destinations, Inc.              $  --      $  13      $  --      $  13
       Web-based telecommunications
       services                            (79)       (31)       (50)       (31)
Gain on sale of Web-based tele-
         communications services           117         --        117         --
                                         ------     ------     ------     ------
         Total                           $  38      $ (18)     $  67      $ (18)
                                         ======     ======     ======     ======

15.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         In its original filing for the quarter ended June 30, 2004, the Company had recorded the amendment to the 2003 Note as a substantial modification of debt and had written off $133,000 in unamortized discount to loss on substantial modification of debt. Upon further interpretation of EITF 96-19, the Company determined the modification was not substantial and that a restatement was therefore necessary. The following table shows the effect of this restatement and reclassification of results of the discontinued operations:

(In thousands, except share and per share         THREE MONTHS     THREE MONTHS       SIX MONTHS       SIX MONTHS
    data)                                            ENDED             ENDED            ENDED             ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                     2004              2004             2004               2004
                                                  (PREVIOUSLY                         (PEVIOUSLY
                                                    REPORTED)        (RESTATED)        REPORTED)        (RESTATED)
                                                 -------------     -------------     -------------     -------------
Operating loss                                             (4)               (4)             (539)             (539)
                                                 -------------     -------------     -------------     -------------

Other expense (income):
    Interest, net                                         104               116               254               254
    Other                                                 (24)              (24)              (57)              (57)
    Loss on substantial modification of debt               --                --               133                --
                                                 -------------     -------------     -------------     -------------
           Total other expense                             80                92               305               197
                                                 -------------     -------------     -------------     -------------

Loss from continuing operations before
    income taxes                                          (84)              (96)             (844)             (736)
Income tax expense                                         15                15                22                22
                                                 -------------     -------------     -------------     -------------
Net loss from continuing operations                       (99)             (111)             (866)             (758)
Net gain from discontinued operations (Note 14)            38                38                67                67

                                                 -------------     -------------     -------------     -------------
           Net loss                              $        (61)     $        (73)     $       (799)     $       (691)
                                                 =============     =============     =============     =============


Basic and diluted net loss per common share:
     Net loss per common share from
       continuing operations                     $         --      $      (0.05)     $      (0.05)     $      (0.07)
     Net gain from discontinued operations                 --              0.01              0.01                --
                                                 -------------     -------------     -------------     -------------
     Basic and diluted net loss per common
       share                                     $         --      $      (0.04)     $      (0.04)     $      (0.07)
                                                 =============     =============     =============     =============

Common shares used in computing basic and
    diluted net loss per common share:             18,833,350        18,833,350        18,730,323        18,730,323
                                                 =============     =============     =============     =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     EFFECTS OF RESTATEMENT AND RECLASSIFICATIONS

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

         Although historically our software sales and revenues have increased during the second half of the fiscal year, we can offer no assurance that increases in software sales and revenues will materialize since our sales and revenues depend upon, among other factors, our customers' continued acceptance of our products and services as well as our customers' economic conditions.

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

GROSS PROFIT AND GROSS MARGIN

         The following table presents our gross profit by segment and gross profit as a percentage of each segment's net revenue, or gross margin (dollars in thousands):

                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,
                                      -----------------------     -----------------------
                                         2004          2003          2004         2003
                                      ---------     ---------     ---------     ---------
GROSS PROFIT
Engineering and collaborative
   software products and services     $  2,645      $  2,451      $  4,844      $  4,932
IT services                                382           245           703           538

                                      ---------     ---------     ---------     ---------
  Consolidated                        $  3,027      $  2,696      $  5,547      $  5,470
                                      =========     =========     =========     =========
GROSS MARGIN
Engineering and collaborative
   software products and services         93.4%         91.7%         91.8%         91.4%
IT services                               35.8%         19.0%         32.7%         21.5%

                                      ---------     ---------     ---------     ---------
  Consolidated                            77.6%         68.0%         74.7%         69.2%
                                      =========     =========     =========     =========

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

OPERATING EXPENSES

         The following table presents our operating expenses in dollars and as a percentage of total net revenues (dollars in thousands):

                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                         SEPTEMBER 30,                SEPTEMBER 30,
                                   -------------------------    -------------------------
                                     2004            2003          2004           2003
                                   ---------      ----------    ----------     ----------
OPERATING EXPENSES
    Selling, general and
       administrative expenses     $ 2,384        $  2,549      $   4,619      $  4,750
    % of total net revenues           61.1%           64.3%         62.2%          60.1%

    Research and development
      expenses                     $   411        $    509      $     826      $  1,042
    % of total net revenues           10.5%           12.8%          11.1%         13.2%

    Bad debt expense               $     -        $     23      $     164      $     34
    % of total net revenues              -             0.6%           2.2%          0.4%

    Depreciation                   $   236        $    234      $     477      $    484
     % of total net revenues           6.1%            5.9%           6.4%          6.2%

    Total operating expenses       $ 3,031        $  3,315      $   6,086      $  6,310
    % of total net revenues           77.7%           83.7%          82.0%         79.9%


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses decreased by $165,000 (6.5%) and $131,000 (2.8%) for the three and six months ended September 30, 2004, compared to the three and six months ended September 30, 2003.

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

         The primary reasons for the decrease in SG&A expenses during the six months ended September 30, 2004, compared to the six months ended September 30, 2003, are as follows: a $113,000 decrease in salaries and related expenses due to terminations and a $167,000 decrease in professional fees partially offset by a $68,000 increase in consulting fees and a $45,000 increase in user conference expenses, resulting in an overall decrease in SG&A expenses. We continue to monitor our SG&A expenses but do not make any assurances that we will be able to cut SG&A expenses from levels attained in the first six months of fiscal 2005. In addition, obtaining profitability may be difficult even with reduced expenses because some of the areas of expense cutting, such as sales and marketing and research and development, involve activities that we ordinarily undertake with the expectation that they will contribute to future revenues. Even if near-term profitability can be achieved through cost-cutting, it will not be sustainable if the effect of cost-cutting is to impede future revenue growth.

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

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses decreased by $98,000 (19.4%) and $216,000 (20.7%) to $411,000 and $826,000 for the three and six months ended September 30, 2004, from $509,000 and $1,042,000 for the three and six months ended September 30, 2003. The decrease in R&D expenses is primarily related to employee terminations and a reduction in consulting expenditures. We believe R&D expenses may decrease further from current levels as a result of our plans to move most of the R&D work to our lower cost location overseas.

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

OTHER EXPENSE (INCOME)

         The following table presents our other expense (income) in dollars and as a percentage of total net revenues (dollars in thousands):

                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                 ----------------------------      ---------------------------
                                    2004              2003             2004           2003
                                 -----------      -----------      ------------   ------------
OTHER EXPENSE (INCOME)
    Interest expense, net        $    116         $     138        $      254     $     283
    % of total net revenues           3.0%              3.5%              3.4%          3.6%

    Other income                 $    (24)        $     (83)       $      (57)    $     (83)
    % of total net revenues          (0.6)%            (2.1)%            (0.8)%        (1.1)%

    Total other expense          $     92         $      55        $      197     $     200
    % of total net revenues           2.4%              1.4%              2.7%          2.5%


                                                   27

         INTEREST EXPENSE, NET

         Interest expense, net decreased by $22,000 (15.8%) and $29,000 (10.2%) for the three and six months ended September 30, 2004 compared to the three and six months ended September 30, 2003. The decrease in interest expense, net was primarily due to a reduction in principal balance due to conversion of a portion of our convertible debt into equity as well as a reduction in interest due to refinancing a bank debt by one of our subsidiaries. Annual interest rate on the convertible notes with Laurus is based on the greater of 5% or the prime rate plus 1%. The Federal Reserve has increased interest rates three times since August 2004, which increased the stated rate on our convertible notes issued to Laurus from 5% to 5.75%. Interest expense in the upcoming quarters may increase if the prime rate increases further or if we borrow additional amounts, but may decrease if additional portions of debt outstanding under the 2002 Note and Amended 2003 Note are converted into equity.

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

     DISCONTINUED OPERATIONS

         In our continuing efforts to focus on our core software products and IT services businesses, we sold our travel services subsidiary, "e-Destinations," in April 2004 for its approximate fair value of $155,000 and our Web-based telecommunications services division in September 2004 for $130,000, which amount was $117,000 greater than its book value. Accordingly, the results of the operations of the travel services subsidiary and Web-based telecommunications services division are excluded from continuing operations and reported as "discontinued operations."

         Loss from the discontinued operations for the three and six months ended September 30, 2004 was $79,000 and $50,000, respectively, compared to a loss from discontinued operations of $18,000 and $18,000 for the three and six months ended September 30, 2003, respectively. We recorded no gain or loss from the sale of e-Destinations since it was written down to its potential recoverable value at the end of March 31, 2004, and a $117,000 gain from the sale of the Web-based telecommunications services division during the three and six months ended September 30, 2004.

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

         Net cash used in operations was $1,076,000 during the six months ended September 30, 2004 compared to $651,000 during the six months ended September 30, 2003, a decrease of $425,000. Net loss from continuing operations of $758,000 during the six months ended September 30, 2004 and net loss from continuing operations of $1,152,000 during the six months ended September 30, 2003 were the primary reasons for cash used in operations in both periods. Even though net loss from continuing operations was lower during the six months ended September 30, 2004, compared to the net loss from continuing operations during the six months ended September 30, 2003, cash usage during the six months ended September 30, 2004 was higher compared to the cash usage during the six months ended September 30, 2003. This was primarily due to a $447,000 net increase in accounts receivable balance as of September 30, 2004 as a result of a higher portion of sales on credit toward the end of September 2004, compared to a $298,000 net decrease in accounts receivable balance at September 30, 2003 due to better collection of accounts receivable.

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

         The following contributed to cash usage during the six months ended September 30, 2003:

                  o A $532,000 decrease in deferred revenues primarily due to a lower level of new maintenance billings and a higher level of recognized revenues from previously deferred billings;
                  o A $223,000 decrease in accrued expenses due to payment of a legal settlement and professional fees; and
                  o A $136,000 increase in prepaid expenses and other current assets primarily due to prepaid digital media costs.

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

         Net cash used in investing activities during the six months ended September 30, 2004 consisted of capital expenditures of $188,000 and payment to acquire companies of $36,000, offset by $100,000 from the sale of short-term investments, $155,000 in proceeds from the sale of e-Destinations and $36,000 of proceeds from the sale of our Web-based telecommunications services division. Capital expenditures during the six months ended September 30, 2003 were $40,000. We expect our capital expenditures to stay at or near the current level for the next twelve months.

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

         We incurred net losses from continuing operations of $758,000 and $1,152,000 and used cash in operations of $1,076,000 and $651,000 during the six months ended September 30, 2004 and 2003, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services.

         The following table summarizes our contractual obligations and commercial commitments at September 30, 2004 (in thousands of dollars):


                                                                PAYMENTS DUE BY PERIOD
                                       -----------------------------------------------------------------------
                                                      LESS THAN 1                                   AFTER 5
         CONTRACTUAL OBLIGATIONS          TOTAL           YEAR        3-4 YEARS      4-5 YEARS       YEARS
Long-Term Debt*                        $    2,757     $    1,222     $    1,525     $        7     $        3
Capital Lease Obligations                     547            136            293            118             --
Operating Leases                            3,761            519            882            716          1,644

                                       -----------    -----------    -----------    -----------    -----------
Total Contractual Cash Obligations     $    7,065     $    1,877     $    2,700     $      841     $    1,647
                                       ===========    ===========    ===========    ===========    ===========

*  Excludes debt discount of $409

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit           Description
                  No.

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

(1) Attached as an exhibit to this Amendment No. 1 to Form 10-QSB.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 20, 2005

                                          NETGURU, INC.


                                          By: /s/ BRUCE K. NELSON
                                              ----------------------------------
                                              Bruce K. Nelson
                                              Chief Financial Officer (principal
                                              financial officer and duly
                                              authorized officer)

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