Form 10QSB/A
period 2004-12-31
NETGURU INC
filed 2005-04-20
CIK 1015920

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

                                EXPLANATORY NOTE
                                ----------------


         netGuru, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-QSB for the quarter ended December 31, 2004 to reflect the restatement of its condensed consolidated financial statements for the three and nine months December 31, 2004. The restatement arises from an interpretation of accounting for modification of convertible debt. Specifically, in its original filing for the quarter ended June 30, 2004, the Company had recorded the amendment to one of its convertible secured notes as a substantial modification of debt and, therefore, wrote off the $133,000 unamortized debt discount rather than continuing to amortize this amount over the remaining term of the debt. Upon further interpretation of Emerging Issues Task Force ("EITF") No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the Company determined the modification was not substantial. Refer to Note 15 for a description and quantification of the restatement.

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

                                             PART I
                                      FINANCIAL INFORMATION

                                                                                            PAGE
                                                                                            ----
Item 1.  Financial Statements

           Condensed Consolidated Statements of Operations for the Three and
           Nine Months Ended December 31, 2004 and 2003 (unaudited) ........................  3

           Condensed Consolidated Balance Sheets as of
           December 31, 2004 (unaudited) and March 31, 2004.................................  4

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended December 31, 2004 and 2003 (unaudited).........................  5

           Notes to Condensed Consolidated Financial Statements ............................  7

Item 2.  Management's Discussion and Analysis or Plan of Operation.......................... 21



                                   PART II
                              OTHER INFORMATION


Item 6.  Exhibits .......................................................................... 35

Signatures.................................................................................. 36

Exhibits Filed with this Amendment No. 1 to Quarterly Report on Form 10-QSB................. 37


                                             PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                             NETGURU, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                   (In thousands, except share and per share amounts)


                                                  THREE MONTHS      THREE MONTHS        NINE MONTHS        NINE MONTHS
                                                      ENDED              ENDED             ENDED              ENDED
                                                  DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                      2004               2003              2004               2003
                                                   (RESTATED)                            (RESTATED)
                                                 --------------     --------------     --------------     --------------
Net revenues:
    Engineering and collaborative software
      products and services                      $       2,704      $       2,664      $       7,981      $       8,060
    IT services                                          1,016              1,218              3,162              3,721
                                                 --------------     --------------     --------------     --------------
           Total net revenues                            3,720              3,882             11,143             11,781

Cost of revenues:
    Engineering and collaborative software
      products and services                                145                246                577                710
    IT services                                            684                969              2,128              2,934
                                                 --------------     --------------     --------------     --------------
           Total cost of revenues                          829              1,215              2,705              3,644

                                                 --------------     --------------     --------------     --------------
           Gross profit                                  2,891              2,667              8,438              8,137
                                                 --------------     --------------     --------------     --------------
Operating expenses:
    Selling, general and administrative                  2,353              3,139              6,972              7,889
    Research and development                               390                538              1,216              1,580
    Bad debt expense                                         4                 15                169                 49
    Depreciation                                           244                231                720                715

                                                 --------------     --------------     --------------     --------------
           Total operating expenses                      2,991              3,923              9,077             10,233
                                                 --------------     --------------     --------------     --------------

           Operating loss                                 (100)            (1,256)              (639)            (2,096)
                                                 --------------     --------------     --------------     --------------

Other expense (income):
    Interest, net (Note 7A)                                123                246                376                529
    Other                                                   (4)               (26)               (61)              (109)
    Loss on substantial modification of debt                --                 --                 --
                                                 --------------     --------------     --------------     --------------
           Total other expense                             119                220                315                420
                                                 --------------     --------------     --------------     --------------

Loss from continuing operations before
    income taxes                                          (219)            (1,476)              (954)            (2,516)
Income tax expense                                          16                 53                 38                165
                                                 --------------     --------------     --------------     --------------
Loss from continuing operations                           (235)            (1,529)              (992)            (2,681)
(Loss) gain from discontinued operations
    (Note 14)                                               --               (489)                67               (507)
                                                 --------------     --------------     --------------     --------------
           Net loss                              $        (235)     $      (2,018)     $        (925)     $      (3,188)
                                                 ==============     ==============     ==============     ==============

Basic and diluted loss per common share:
     Loss per common share from continuing
        operations                               $       (0.01)     $       (0.09)     $       (0.05)     $       (0.15)
    (Loss) gain from discontinued
        operations                                          --              (0.02)                --              (0.02)
                                                 --------------     --------------     --------------     --------------
     Basic and diluted net loss per common
        share                                    $       (0.01)     $       (0.11)     $       (0.05)     $       (0.13)
                                                 ==============     ==============     ==============     ==============

Common shares used in computing basic and
    diluted net loss per common share               18,865,523         17,701,176         18,775,554         17,456,417
                                                 ==============     ==============     ==============     ==============


                         See accompanying notes to condensed consolidated financial statements.


                                             NETGURU, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share and per share amounts)


                                                                                  DECEMBER 31,        MARCH 31,
                                                                                      2004               2004
                                                                                  (UNAUDITED)
                                                                                   (RESTATED)
                                                                                 --------------     --------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                    $       2,942      $       1,646
    Short-term investment                                                                   --                100
    Accounts receivable (net of allowance for doubtful accounts of $700 and
      $615, as of December 31, 2004 and March 31, 2004, respectively)                    3,915              3,340
    Income tax receivable                                                                    2                 16
    Notes and related party loans receivable                                                29                 35
    Deposits                                                                                97                 67
    Prepaid expenses and other current assets                                            1,331              1,174
    Assets of subsidiary held for sale                                                      --                327
                                                                                 --------------     --------------
           Total current assets                                                          8,316              6,705

Property, plant and equipment, net                                                       1,865              2,215
Goodwill (net of accumulated amortization of $3,652)                                     3,116              2,892
Other assets                                                                               189                218
                                                                                 --------------     --------------
                                                                                 $      13,486      $      12,030
                                                                                 ==============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt, net of discount of $239 and $186,
         as of December 31, 2004 and March 31, 2004, respectively                $       1,123      $         975
    Current portion of capital lease obligations                                           141                109
    Accounts payable                                                                       436                600
    Accrued expenses                                                                     1,045              1,160
    Income taxes payable                                                                    25                 55
    Deferred revenues                                                                    2,228              1,834
    Other liabilities                                                                      263                208
      Liabilities of subsidiary held for sale                                               --                186
                                                                                 --------------     --------------
           Total current liabilities                                                     5,261              5,127

Long-term debt, net of current portion and net of discount of $269 and $185,
     as of December 31, 2004 and March 31, 2004, respectively                            1,936              1,382
Capital lease obligations, net of current portion                                          381                368
Deferred gain on sale-leaseback                                                            695                747
                                                                                 --------------     --------------

           Total liabilities                                                             8,273              7,624
                                                                                 --------------     --------------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                                               --                 --
    Common stock, par value $.01(Authorized 150,000,000 shares; 19,117,154 and 18,087,154 shares issued and outstanding as of December 31, 2004
      and March 31, 2004, respectively)                                                    191                181
    Additional paid-in capital                                                          36,887             35,352
    Accumulated deficit                                                                (31,369)           (30,444)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                                (496)              (683)
                                                                                 --------------     --------------

           Total stockholders' equity                                                    5,213              4,406
                                                                                 --------------     --------------
                                                                                 $      13,486      $      12,030
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


                                       NETGURU, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                               (In thousands)


                                                                             NINE MONTHS       NINE MONTHS
                                                                                ENDED             ENDED
                                                                             DECEMBER 31,      DECEMBER 31,
                                                                                2004              2003
                                                                             (RESTATED)
                                                                           --------------     --------------
Cash flows from operating activities:
    Net loss                                                               $        (925)     $      (3,188)
    Income (loss) from discontinued operations                                        67               (507)
                                                                           --------------     --------------
    Loss from continuing operations                                                 (992)            (2,681)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                795                932
        Bad debt expense                                                             169                 50
        Amortization of discount on loan                                             157                 --
        Expense recognized on issuance of warrants and common stock                   68                212
        Expense recognized on issuance of stock-based compensation                    --                410
        Loss on disposal of property                                                  19                 --
        Changes in operating assets and liabilities:
          Accounts receivable                                                       (695)              (287)
          Notes and related party loans receivable                                     6                 51
          Income tax receivable                                                       15                 (7)
          Prepaid expenses and other current assets                                 (247)              (166)
          Deposits                                                                   (29)               587
          Other assets                                                               (25)                (8)
          Accounts payable                                                          (168)              (122)
          Accrued expenses                                                          (153)                15
          Income taxes payable                                                       (34)               116
          Accrued restructuring costs                                                 --               (199)
          Other liabilities                                                           41                 (2)
          Deferred revenues                                                          370               (199)
          Deferred gain on sale-leaseback                                            (52)               (52)
                                                                           --------------     --------------

                  Net cash used in operating activities                             (755)            (1,350)
                                                                           --------------     --------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                       (286)               (78)
    Proceeds from sale of property, plant, and equipment                              37                150
    Sale of short term investments                                                   100                 --
    Payments to acquire companies, net of cash acquired                              (58)                --
    Proceeds from sale of division                                                   271                 --
                                                                           --------------     --------------
                  Net cash provided by investing activities                           64                 72
                                                                           --------------     --------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                       3,627              2,101
    Financing fees                                                                   (21)                --
    Repayment of long-term debt                                                   (1,730)            (1,371)
    Repayment of capital lease obligations                                           (98)              (182)
    Issuance of common stock upon exercise of warrant                                100                 --
                                                                           --------------     --------------
                  Net cash provided by financing activities                        1,878                548
                                                                           --------------     --------------
    Effect of exchange rate changes on cash and cash equivalents                     235                163
                                                                           --------------     --------------

                  Net cash provided by (used in) continuing operations             1,422               (567)
                  Net cash used in discontinued operations                          (126)              (538)

Cash and cash equivalents, beginning of period                                     1,646              2,772
                                                                           --------------     --------------
Cash and cash equivalents, end of period                                   $       2,942      $       1,667
                                                                           ==============     ==============

                                                 (Continued)


                                       NETGURU, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                 (Unaudited)
                                               (In thousands)


                                                                             NINE MONTHS       NINE MONTHS
                                                                                ENDED             ENDED
                                                                             DECEMBER 31,      DECEMBER 31,
                                                                                2004              2003
                                                                             (RESTATED)
                                                                           --------------     --------------
Supplemental disclosure of cash flow information: Cash paid for:
         Interest                                                          $         267      $         262
                                                                           ==============     ==============
         Income taxes                                                      $          75      $          53
                                                                           ==============     ==============

Supplemental disclosure of non-cash investing and financing activities:
     Acquisition of equipment under capital leases                         $         119      $          --
     Repayment of convertible debt with common stock                       $       1,209      $          715
     Issuance of warrants                                                  $         103      $           --
     Acquisition of a company:
           Net assets acquired                                             $          54      $           --
           Net liabilities assumed                                         $          29      $           --
           Promissory Note issued toward consideration, net of discount    $         135      $           --
           Common stock issuable toward consideration                      $          41      $           --


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

         EXCHANGES OF NONMONETARY ASSETS

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an Amendment of Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS No. 153 requires companies to measure exchanges of nommonetary assets, including similar productive assets that have commercial substance, based on the fair value of the assets exchanged, recognizing a gain or loss. SFAS No. 153 is effective for interim periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the third quarter of fiscal 2006. Early adoption is encouraged but not required. The Company believes that adoption of SFAS No. 153 will not have a material effect on its consolidated financial condition or results of operations.

         SHARE-BASED PAYMENTS

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based
Payment: an Amendment of FASB Statements No. 123 and 95." SFAS No. 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. For small businesses, SFAS No. 123(R) is effective for the fiscal years beginning after December 15, 2005 and, thus, will be effective for the Company beginning with the first quarter of fiscal 2007. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the effect of adopting SFAS No. 123(R) and believes the adoption of SFAS No. 123(R) will have a material effect on its consolidated results of operations, similar to the pro forma results described in Note 8 "Stockholders' Equity" of the Notes to Condensed Consolidated Financial Statements, but has not yet determined whether the adoption of SFAS No. 123(R) will have a material effect on its consolidated financial condition.

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

         2003 NOTE

         The interest rate on the 2003 Note was equal to the greater of 5% or the prime rate plus 1%. The 2003 Note was to mature on December 3, 2006. The fixed conversion price, upon which potential issuances of the Company's common stock to satisfy the obligations of the 2003 Note were based, was $1.30. In April 2004, the 2003 Note was amended and restated ("Amended and Restated 2003 Note") to include $1,000,000 in additional borrowings. The Amended and Restated

2003 Note requires monthly principal payments of $50,000 plus accrued interest (payable in arrears) commencing August 1, 2004, with the entire remaining principal balance becoming due on December 3, 2006. The Company recorded approximately $173,000 as additional discount to the Amended and Restated 2003 Note, which included the $11,000 in fees it paid to an affiliate of Laurus and the $162,000 it recorded in April 2004 due to the beneficial conversion rate of the debt related to the additional borrowings. This additional discount, along with approximately $133,000 in unamortized discount remaining at the time of the amendment for a total discount of $306,000, is being amortized to interest expense over the remainder of the term of the Amended and Restated 2003 Note. In April 2004 and December 2004, Laurus converted $260,000 and $219,000 of the principal balance under the Amended and Restated 2003 Note into 200,000 and 168,462 shares of the Company's common stock, respectively. At December 31, 2004, the Company had an outstanding balance of $1,641,000, excluding unamortized fees and unamortized beneficial conversion adjustments, under the Amended and Restated 2003 Note.

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

         The registration obligations require, among other things, that the Company cause a registration statement to be filed with the SEC by March 11, 2005 and declared effective no later than May 22, 2005. If the Company is unable to meet these obligations or is unable to maintain the effectiveness of the registration in accordance with the requirements of the Registration Rights Agreement, then the Company will be required to pay to Laurus monthly liquidated damages equal to 1% of the original principal amount of the 2004 Note.

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

         The following represents pro forma information as if the Company recorded compensation cost using the fair value of the issued compensation instrument under SFAS No. 123 (in thousands, except amounts per share):


                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    DECEMBER 31,             DECEMBER 31,
                                              ---------------------     ---------------------
                                                2004         2003          2004        2003
                                              --------     --------     --------     --------
     Net loss - as reported                   $  (235)     $(2,018)     $  (925)     $(3,188)
     Deduct: Stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of tax                                 (68)         (92)        (204)        (276)

                                              ========     ========     ========     ========
         Net loss - pro forma                 $  (303)     $(2,110)     $(1,129)     $(3,464)
                                              ========     ========     ========     ========


                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      DECEMBER 31,             DECEMBER 31,
                                                ---------------------     ---------------------
                                                  2004         2003          2004        2003
                                                --------     --------     --------     --------
     Basic and diluted net loss per share -
          As reported                           $ (0.01)     $ (0.11)     $ (0.05)     $ (0.18)
          Pro forma                             $ (0.02)     $ (0.12)     $ (0.06)     $ (0.20)
     Weighted average fair value of
          options granted                       $    --         1.44      $  1.45         1.37

                                                             NINE MONTHS ENDED
                                                               DECEMBER 31,
                                                         -----------------------
                                                           2004           2003
                                                         --------       --------
        Black-Scholes option pricing model
              Assumptions:
                  Dividend yield                                -              -
                  Expected volatility                       83.9%         115.7%
                  Risk-free interest rate                   3.81%          3.51%
                  Expected option lives (in years)          6.85           6.84

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

10. COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $59,000 and $1,954,000 for the three months ended December 2004 and 2003, respectively, and was $738,000 and $3,048,000 for the nine months ended December 31, 2004 and 2003, respectively.

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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands, except per share amounts):


                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            DECEMBER 31,             DECEMBER 31,
                                                       ---------------------     ---------------------
                                                         2004         2003         2004         2003
                                                       --------     --------     --------     --------
         Numerator:
         Net loss and numerator for basic and
           diluted loss per share                         (235)      (2,018)        (925)      (3,188)

                                                       ========     ========     ========     ========
         Denominator:
         Denominator for basic net loss per share-
           average number of common shares              18,866       17,701       18,776       17,456
           outstanding during the period
         Incremental common shares attributable to
           exercise of outstanding options,
           warrants and other common
           stock equivalents                                --           --           --           --
                                                       --------     --------     --------     --------
         Denominator for diluted net loss per
           share                                        18,866       17,701       18,776       17,456
                                                       ========     ========     ========     ========

         Basic and diluted net loss per share          $ (0.01)     $ (0.11)     $ (0.04)     $ (0.18)
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

         The significant components of worldwide operations by reportable operating segments are:

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 DECEMBER 31,                DECEMBER 31,
                                           -----------------------     -----------------------
                                             2004           2003          2004          2003
                                           ---------     ---------     ---------     ---------
              NET REVENUE
     Engineering and collaborative
       software products and services      $  2,704      $  2,664      $  7,981      $  8,060
     IT services                              1,016         1,218         3,162         3,721
      Center                                     --            --            --            --

                                           ---------     ---------     ---------     ---------
          Consolidated                     $  3,720      $  3,882      $ 11,143      $ 11,781
                                           =========     =========     =========     =========

              GROSS PROFIT
     Engineering and collaborative
       software products and services      $  2,559      $  2,418      $  7,404      $  7,350
     IT services                                332           249         1,034           787
      Center                                     --            --            --            --

                                           ---------     ---------     ---------     ---------
          Consolidated                     $  2,891      $  2,667      $  8,438      $  8,137
                                           =========     =========     =========     =========

        OPERATING (LOSS)/INCOME
     Engineering and collaborative
        software products and services     $    291      $   (901)     $    534      $ (1,129)
     IT services                                (32)          (54)           76          (144)
      Center                                   (359)         (301)       (1,249)         (824)

                                           ---------     ---------     ---------     ---------
          Consolidated                     $   (100)     $ (1,256)     $   (639)     $ (2,097)
                                           =========     =========     =========     =========

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        DECEMBER 31,            DECEMBER 31,
                                    --------------------    --------------------
                                      2004        2003        2004        2003
                                    --------    --------    --------    --------
             NET REVENUE
United States                       $ 1,508     $ 1,800     $ 4,906     $ 5,772
The Americas (other than U.S.)          248         238         519         543
Europe                                  821         930       2,466       2,868
Asia-Pacific                          1,143         914       3,252       2,598
                                    --------    --------    --------    --------

         Consolidated               $ 3,720     $ 3,882     $11,143     $11,781
                                    ========    ========    ========    ========

             EXPORT SALES
United States                       $   517     $   507     $ 1,454     $ 1,483
                                    ========    ========    ========    ========


                                          DECEMBER 31        MARCH 31,
                                              2004             2004
                                         -------------     -------------
                                                  (IN THOUSANDS)
         LONG-LIVED ASSETS
         United States                   $      3,603      $      4,036
         Europe                                   216               204
         Asia-Pacific                           1,351             1,085
                                         -------------     -------------

                  Consolidated           $      5,170      $      5,325
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

         Loss from discontinued operations for the three and nine months ended December 31, 2004 was $0 and $67,000, respectively, compared to a loss from discontinued operations of $489,000 and $507,000, respectively, for the three and nine months ended December 31, 2003. The Company recorded no gain or loss from the sale of e-Destinations and a $117,000 gain from the sale of the Web-based telecommunications division during the nine months ended December 31, 2004.

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

         The following table summarizes financial information for the discontinued operations (in thousands), with prior period presentation reclassified to conform to the current period presentation:

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                          DECEMBER 31,           DECEMBER 31,
                                      ------------------     -------------------
                                        2004       2003        2004        2003
                                      -------    -------     -------     -------
Net gain (loss) from operations of
       e-Destinations                 $   --     $ (146)     $   --      $ (133)
       Web-based telecommunications
          services                        --        (27)        (50)        (58)
Impairment loss from
       e-Destinations                     --       (316)         --        (316)
Gain on sale of tele-
         communications services          --         --         117          --
                                      -------    -------     -------     -------
         Total                        $   --     $ (489)     $   67      $ (507)
                                      =======    =======     =======     =======


15.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         In its original Form 10-QSB filing for the quarter ended June 30, 2004, the Company had recorded the amendment to the 2003 Note as a substantial modification of debt and had written off $133,000 in unamortized discount to loss on substantial modification of debt. Upon further interpretation of EITF 96-19, the Company determined the modification was not substantial and a restatement was therefore necessary. The following table shows the effect of this restatement:

(In thousands, except share and per share           THREE MONTHS         THREE MONTHS           NINE MONTHS           NINE MONTHS
    data)                                              ENDED                 ENDED                 ENDED                 ENDED
                                                    DECEMBER 31,          DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                                        2004                  2004                  2004                  2004
                                                     (PREVIOUSLY                                (PREVIOUSLY
                                                      REPORTED)            (RESTATED)             REPORTED)            (RESTATED)
                                                 -----------------     -----------------     -----------------     -----------------
Operating loss                                               (100)                 (100)                 (639)                 (639)
                                                 -----------------     -----------------     -----------------     -----------------

Other expense (income):
    Interest, net                                             111                   123                   340                   376
    Other                                                      (4)                   (4)                  (61)                  (61)
    Loss on substantial modification of debt                   --                    --                   133                    --
                                                 -----------------     -----------------     -----------------     -----------------
           Total other expense                                107                   119                   412                   315
                                                 -----------------     -----------------     -----------------     -----------------

Loss from continuing operations before
    income taxes                                             (207)                 (219)               (1,051)                 (954)
Income tax expense                                             16                    16                    38                    38
                                                 -----------------     -----------------     -----------------     -----------------
Loss from continuing operations                              (223)                 (235)               (1,089)                 (992)
Gain from discontinued operations (Note 14)                    --                    --                    67                    67

                                                 -----------------     -----------------     -----------------     -----------------
           Net loss                              $           (223)     $           (235)     $         (1,022)     $           (925)
                                                 =================     =================     =================     =================

Basic and diluted net loss per common share:
     Net loss per common share from
        continuing operations                    $          (0.01)     $          (0.01)     $          (0.06)     $          (0.05)
     Net gain from discontinued operations                     --                    --                  0.01                    --
                                                 -----------------     -----------------     -----------------     -----------------
     Basic and diluted net loss per common
        share                                    $          (0.01)     $          (0.01)     $          (0.05)     $          (0.05)
                                                 =================     =================     =================     =================

Common shares used in computing basic and
    diluted net loss per common share:                 18,865,523            18,865,523            18,775,554            18,775,554
                                                 =================     =================     =================     =================


                                       20

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

CONSOLIDATED RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 VERSUS THREE AND NINE MONTHS ENDED DECEMBER 31, 2003

     CONTINUING OPERATIONS

NET REVENUES

         The following table presents our net revenues by segment (dollars in thousands):

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                          DECEMBER 31,              DECEMBER 31,
                                      ---------------------     ---------------------
                                        2004         2003         2004         2003
                                      --------     --------     --------     --------
NET REVENUES
Engineering and collaborative
   software products and services     $ 2,704      $ 2,664      $ 7,981      $ 8,060
% of total net revenues                  72.7%        68.6%        71.6%        68.4%

IT services                           $ 1,016      $ 1,218      $ 3,162      $ 3,721
% of total net revenues                  27.3%        31.4%        28.4%        31.6%
                                      --------     --------     --------     --------
Total net revenues                    $ 3,720      $ 3,882      $11,143      $11,781
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

         Net revenues from collaborative software products and services decreased $43,000 (20.1%) and $247,000 (36.0%) during the three and nine months ended December 31, 2004, compared to the three and nine months ended December 31, 2003. The decrease in net revenues from collaborative software products and services was due to the lower dollar value of a new project completed during the nine months ended December 31, 2004, compared to the nine months ended December 31, 2003 when a larger project was completed.

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

GROSS PROFIT AND GROSS MARGIN

         The following table presents our gross profit by segment and gross profit as a percentage of each segment's net revenue, or gross margin (dollars in thousands):

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                            DECEMBER 31,                DECEMBER 31,
                                      -----------------------     -----------------------
                                         2004          2003          2004         2003
                                      ---------     ---------     ---------     ---------
GROSS PROFIT
Engineering and collaborative
   software products and services    $   2,559      $  2,418      $  7,404      $  7,350
IT services                                332           249         1,034           787

                                     ----------     ---------     ---------     ---------
  Consolidated                       $   2,891      $  2,667      $  8,438      $  8,137
                                     ==========     =========     =========     =========

GROSS MARGIN
Engineering and collaborative
   software products and services         94.6%         90.8%         92.8%         91.2%
IT services                               32.7%         20.4%         32.7%         21.2%
Consolidated                              77.7%         68.7%         75.7%         69.1%

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

         Gross margin in the engineering and collaborative software products and services segment increased by 3.8 and 1.6 percentage points for the three and nine months ended December 31, 2004, compared to the three and nine months ended December 31, 2003. The increase in gross margin in the engineering and collaborative software product and services segment was due to $69,000 and $138,000 decreases in software amortization costs for the three and nine months ended December 31, 2004, respectively, compared to the three and nine months ended December 31, 2003, as a result of the completion of amortization during June 2004. This decrease was offset by $30,000 and $68,000 increases in royalty fees during the three and nine months ended December 31, 2004, respectively, compared to the three and nine months ended December 31, 2003. Gross margin for the nine months ended December 31, 2003 included gross margin from a large project with minimal related costs whereas gross margin for the nine months ended December 31, 2004 did not include any gross margin from such large projects, resulting in a smaller 1.6 percentage point increase in gross margin for the nine months ended December 31, 2004 as compared to the 3.8 percentage point increase in gross margin for the three months ended December 31, 2004.

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

OPERATING EXPENSES

         The following table presents our operating expenses in dollars and as a percentage of total net revenues (dollars in thousands):

                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                           DECEMBER 31,                     DECEMBER 31,
                                   ----------------------------     --------------------------
                                     2004               2003            2004           2003
                                   ----------       -----------     -----------    -----------
OPERATING EXPENSES
    Selling, general and
       administrative expenses     $   2,353        $    3,139      $   6,972      $    7,889
    % of total net revenues             63.3%             80.9%          62.6%           67.0%

    Research and development
      expenses                     $     390        $      538      $   1,216      $    1,580
    % of total net revenues             10.4%             13.9%          10.9%           13.4%

    Bad debt expense               $       4        $       15      $     169      $       49
    % of total net revenues              0.1%              0.4%           1.5%            0.4%

    Depreciation                   $     244        $      231      $     720      $      715
     % of total net revenues             6.6%              6.0%           6.5%            6.1%

    Total operating expenses       $   2,991        $    3,923      $   9,077      $   10,233
    % of total net revenues             80.4%            101.1%          81.5%           86.9%


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses decreased by $786,000 (25.0%) and $917,000 (11.6%) for the three and nine months ended December 31, 2004 compared to the three and nine months ended December 31, 2003.

         The primary reasons for the decrease in SG&A expenses during the three months ended December 31, 2004 compared to the three months ended December 31, 2003 are as follows: a $406,000 decrease in strategic and investor relations services expense relating to warrants issued during the three months ended December 31, 2003. No warrants were issued during the three months ended December 31, 2004 for similar purposes. Additionally, a $232,000 decrease in severance payments and expenses related to stock options granted as part of a severance package, a $102,000 decrease in professional fees, a $79,000 decrease in salaries and related expenses due to terminations and a $52,000 decrease in rent due to lease renegotiations, facility closure and entry into three-year sub-leases for portions of our headquarters facility also contributed to the decrease in SG&A expenses.

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

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses decreased by $148,000 (27.6%) and $364,000 (23.0%) to $390,000 and $1,216,000 for the three and nine months ended December 31, 2004, from $538,000 and $1,580,000 for the three and nine months ended December 31, 2003. The decrease in R&D expenses is primarily related to employee terminations and reorganization and due to capitalization of $54,000 in software development expenses related to STAAD X. We believe R&D expenses may not decrease further from current levels.

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

OTHER EXPENSE (INCOME)

         The following table presents our other expense (income) in dollars and as a percentage of total net revenues (dollars in thousands):

                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                         DECEMBER 31,                     DECEMBER 31,
                                 ---------------------------      ----------------------------
                                     2004            2003             2004           2003
                                 ----------      -----------      -----------    -------------
OTHER EXPENSE (INCOME)
    Interest expense, net        $    123        $     246        $     376      $      529
    % of total net revenues           3.3%             6.3%             3.4%            4.5%

    Other income                 $     (4)       $     (26)       $     (61)     $     (109)
    % of total net revenues          (0.1)%           (0.7)%           (0.6)%          (0.9)%



    Total other expense          $    119        $     220        $     315      $      420
    % of total net revenues           3.2%             5.7%             2.8%            3.6%


         INTEREST EXPENSE, NET

         Interest expense, net decreased by $123,000 (49.9%) and $152,000 (28.8%) for the three and nine months ended December 31, 2004 compared to the three and nine months ended December 31, 2003. The decrease in interest expense, net was primarily due to a reduction in principal balance due to conversions of portions of our convertible debt into equity as well as a reduction in interest due to refinancing of a bank debt owed by one of our subsidiaries. Annual interest rate on the convertible notes with Laurus is based on the greater of 5% or the prime rate plus 1%. The Federal Reserve has increased interest rates five times since August 2004, which increased the stated rate on our convertible notes issued to Laurus from 5% to 6.25%. Interest expense in the upcoming quarters may increase if the prime rate increases further or if we borrow additional amounts, but may decrease if additional portions of debt outstanding under the Amended and Restated 2003 Note and the 2004 Note are converted into equity.

         OTHER INCOME

         Other income decreased by $22,000 and $48,000 for the three and nine months ended December 31, 2004, compared to the three and nine months ended December 31, 2003 primarily due to the sale of certain assets in the prior year that were previously written off or fully depreciated.

INCOME TAXES

          We recorded an income tax expense of $16,000 and $38,000 for the three and nine months ended December 31, 2004 compared to $53,000 and $165,000 during the three and nine months ended December 31, 2003. The decrease in income tax expense for the three and mine months ended December 31, 2004 as compared to the income tax expense for the three and nine months ended December 31, 2003, was due to the transfer pricing agreements we established with our subsidiaries in the United Kingdom and Singapore in March 2004. Tax expense for the three and nine months ended December 31, 2004 resulted from provisions for domestic and foreign income taxes applicable to local jurisdictions.

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

         Loss from discontinued operations for the three and nine months ended December 31, 2004 was $0 and $67,000, respectively, compared to a loss from discontinued operations of $489,000 and $507,000 for the three and nine months ended December 31, 2003, respectively. We recorded no gain or loss from the sale of e-Destinations since it was written down to its potential recoverable value at the end of March 31, 2004, and a $117,000 gain from the sale of the Web-based telecommunications services division during the nine months ended December 31, 2004.

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

         Net cash used in operations was $755,000 during the nine months ended December 31, 2004 compared to $1,350,000 during the nine months ended December 31, 2003, a decrease of $595,000. Net loss from continuing operations of $992,000 during the nine months ended December 31, 2004 and net loss from continuing operations of $2,681,000 during the nine months ended December 31, 2003 were the primary reasons for cash used in operations in both periods.

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

         We incurred net losses from continuing operations of $992,000 and $2,681,000 and used cash in operations of $755,000 and $1,350,000 during the nine months ended December 31, 2004 and 2003, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services.

         The following table summarizes our contractual obligations and commercial commitments at December 31, 2004 (in thousands of dollars):

                                                                   PAYMENTS DUE BY PERIOD
                                       --------------------------------------------------------------------------------
                                                         LESS THAN 1                                          AFTER 5
         CONTRACTUAL OBLIGATIONS           TOTAL            YEAR           3-4 YEARS        4-5 YEARS          YEARS

Long-Term Debt*                        $      3,567     $      1,362     $      2,189     $         13     $          3
Capital Lease Obligations                       522              141              293               88               --
Operating Leases                              3,409              536              790              527            1,556

                                       ------------     ------------     ------------     ------------     ------------
Total Contractual Cash Obligations     $      7,498     $      2,039     $      3,272     $        628     $      1,559
                                       ============     ============     ============     ============     ============

* Excludes debt discount of $508 primarily related to warrants and beneficial conversion adjustments.

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

ITEM 6.     EXHIBITS .

                  EXH. NO.                         DESCRIPTION
                  --------                         -----------

                  10.1 Security Agreement dated December 23, 2004 by and between netGuru, Inc. and Laurus Master Fund, Ltd.
                           (1)

                  10.2 Common Stock Purchase Warrant dated December 23, 2004 issued by netGuru, Inc. in favor of Laurus Master Fund, Ltd.

                  10.3 Registration Rights Agreement dated December 23, 2004 by and between netGuru, Inc. and Laurus Master Fund, Ltd. (1)

                  10.4 Securities Purchase Agreement dated December 23, 2004 by and between netGuru, Inc. and Laurus Master Fund, Ltd. (1)

                  10.5 Secured Convertible Note dated December 23, 2004 in the principal amount of $1,000,000 made by netGuru, Inc. in favor of Laurus Master Fund, Ltd. (1)

                  31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

                  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

----------------------------

                  (1) Filed as an exhibit to our current report on Form 8-K that was filed with the SEC on December 30, 2004, and incorporated herein by reference.

                  (2) Attached as an exhibit to this Amendment No. 1 to Form 10-QSB.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 20, 2005

                                          NETGURU, INC.


                                          By: /s/ BRUCE K. NELSON_
                                              ----------------------------------
                                              Bruce K. Nelson
                                              Chief Financial Officer (principal
                                              financial officer and
                                              duly authorized officer)

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