Form 10KSB
period 2005-03-31
NETGURU INC
filed 2005-07-14
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $15,843,000.

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common equity on July 5, 2005 was $13,095,713. The registrant has no outstanding non-voting common equity.

The number of shares outstanding of the registrant's only class of common stock, $0.01 par value, was 19,117,154 on July 5, 2005.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                                          TABLE OF CONTENTS

                                               PART I
                                                                                                PAGE
Item 1.           Description of Business.....................................................    3

Item 2.           Description of Property.....................................................   11

Item 3.           Legal Proceedings...........................................................   11

Item 4.           Submission of Matters to a Vote of Security Holders.........................   11


                                               PART II


Item 5.           Market for Common Equity, Related Stockholder Matters and Small
                  Business Issuer Purchases of Equity Securities..............................   12

Item 6.           Management's Discussion and Analysis or Plan of Operation...................   13

Item 7.           Financial Statements........................................................   34

Item 8.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure........................................................   34

Item 8A.          Controls and Procedures.....................................................   35

Item 8B.          Other Information...........................................................   35

                                              PART III


Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                              Compliance with Section 16 (a) of the Exchange Act..............   36

Item 10.          Executive Compensation......................................................   39

Item 11.          Security Ownership of Certain Beneficial Owners and Management and
                             Related Stockholder Matters......................................   44

Item 12.          Certain Relationships and Related Transactions..............................   48

Item 13.          Exhibits....................................................................   51

Item 14.          Principal Accountant Fees and Services......................................   55

Index To Consolidated Financial Statements....................................................  F-1

Signatures....................................................................................   56

Index To Exhibits Filed With This Form 10-KSB.................................................   57


                                                 2

NETGURU, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

         We were incorporated in 1981 under the name Research Engineers, Inc., and changed our name to netGuru, Inc. in 2000. We are a Delaware corporation. Our primary business offerings are:

         o Structural and civil engineering and collaborative software products and services for businesses worldwide; and

         o Embedded information technology, or IT, services (including engineering business process outsourcing, or EBPO).

PRODUCTS AND SERVICES

     ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Over the past 24 years, we have continuously improved our core competency and established a strong brand for our engineering software within the architectural/engineering/construction, or A/E/C, markets worldwide. Our engineering software is primarily used for the specific calculations required for the design of civil and structural engineering projects. We have established our leadership position in the engineering software industry by being the first-to-market for personal computer-, or PC-, based engineering software and by being the first mover to penetrate foreign markets. Currently, 46 of the 50 largest engineering design firms in the world use our engineering software. We have 19,000 customers, with over 47,000 installations and approximately 160,000 users in 100 countries.

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

         All of our engineering software products use our proprietary Windows-based graphics engine that provides a modern graphics environment for model development, visualization/verification and drawing generation. These products are also designed for use with third-party computer aided design, or CAD, drafting systems, including Tekla, AutoCAD and MicroStation. Our structural and civil engineering products provide eight international language options and over 60 local, multi-material design codes required by our worldwide markets. For example, we have introduced additional local design codes for our structural software to address the stringent building requirements adopted by Mexico, Thailand, and China, to protect infrastructure against earthquakes and terrorist attacks. We continue to introduce more local design codes in rapidly growing construction markets such as Brazil and Southeast Asia. We also offer a Spanish language version of STAAD.Pro in Mexico.

         We address the various facets of the engineering design chain, from the software that engineers use to design infrastructure to managing all the documents related to a specific design project. We partner with other software vendors offering complementary solutions within the structural engineering community to offer a complete solution to our customers, including customization of our core software for various vertical niches such as the joist or pre-engineering metal building industries. For example, we combined STAAD.Pro with Tekla Corporation's ("Tekla") market-leading 3D modeler and created the new building-based product, Tekla Structures. We combined STAAD.Pro and LARSA to offer a full bridge management solution. We partnered with Omnitech Associates to provide a full connection design package with STAAD.Pro. Using a customized STAAD.Pro, we are working with New Columbia Joist Company ("NCJC") to automate NCJC's mass-design and mass-production processes for steel joists.

         Since customer training is essential to our growth strategy, we introduced the STAAD Certified Trainer and STAAD Certified Engineer programs closer to where our customers are and established 15 new training centers across the U.S. to facilitate year-round training sessions. We also developed training digital videodiscs for our international markets in English, Spanish, German and French. Our corporate licensing program targets large engineering companies at the enterprise level. Our unlimited multi-year corporate licensing program allows our clients to implement an enterprise-wide licensing strategy that allows them to integrate and standardize their engineering design lifecycle on our STAAD.Pro. We have implemented this licensing strategy with Bechtel Corporation, one of the largest engineering companies in the world, and in many of the ENR (Engineering News Record) Top 50 firms worldwide.

         In April 2000, we acquired Allegria Software, Inc., a developer of Web-based document management and collaborative tools for engineers and manufacturers, and we added Allegria Software's eReview and ForReview collaborative products to our offerings. Our collaborative software innovations are changing the way engineers conduct their day-to-day business. Once installed at a host location, our eReview collaborative software enables a host and other participants to engage in real-time Web-based conferencing and document sharing anywhere and anytime in over 150 widely used document formats. eReview allows our customers to bridge physical distances in their global business environments by enabling decision makers to communicate without costly and time consuming travel to geographically dispersed locations. Complementing eReview, our WebWorks software provides comprehensive project-based document and team management functions. Our collaborative products can be implemented as stand-alone enterprise solutions or as an integrated system working in concert with other products. For example, we are working with BIW Technologies of United Kingdom utilizing our collaboration and review expertise to enhance BIW's visual interface. We have secured new document collaboration projects with Sharp Laboratories of America and Amtrak. Due to our engineering experience, our collaborative software is ideally suited for multi-faceted A/E/C projects. However, our collaborative software also has direct application for many other industries. We have also developed workflow management solutions by embedding our collaborative software in the software of our major original equipment manufacturer, or OEM, partners, such as FileNet Corporation and Oracle Corporation, who then market the combined solution to their customers.

         We generate revenues from software licensing fees and annual support fees established at the time of the initial contract. Suggested list prices range from approximately $850 to $7,000 for most of our engineering software products. Suggested list prices range up to $1,000 per license for eReview and related products. Most of our customers who purchase eReview buy a site license to cover the entire company's requirements. These site licenses vary in price from $100,000 to $300,000. With additional development and maintenance, total project prices may reach $750,000. Since we have established a solid engineering customer base through our analytical design software, we believe we possess the necessary credibility to offer our collaborative solutions across our customer's enterprise. However, our primary sales strategy is to develop closer relationships with our OEM partners and to create recurring revenues through royalties.

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

         We offer our IT services through our service office located in Boston, Massachusetts. We provide IT services both on a project basis and through on-site consulting. When we provide IT services on a project basis, we assume full project management responsibility. Typically, projects are of a fixed duration and are charged at a fixed price. When we provide on-site consulting services, we bill our clients on a time and materials basis. Our goal is to migrate our staffing model to a project-based model where all the work will be done by our India operations.

         Our IT services operations include EBPO, where we offer full engineering technical support to other non-competing engineering software companies, as well as to steel detailing and fabrication companies in North America, a qualified labor pool of experienced engineers and detailers at our wholly-owned subsidiary in India to expedite the production of erection drawings necessary to construct a structure. Our model focuses on our core engineering competencies rather than financial services or general call centers. Our goal is not to replace U.S. steel detailing companies but to augment their current workforce. This allows our customers to extend their organizational capabilities and capacities and in turn provides a faster turnaround to their customers while controlling their costs. The production of erection drawings is the ultimate phase in the engineering design chain, whereas the analytical products we offer (such as STAAD.Pro) are upstream tasks.

         We provide IT services to customers in the United Kingdom, India, France and Germany in addition to customers in North America. We strive to contain costs while remaining competitive by utilizing our production centers in India to support our IT services business.

CUSTOMERS

     ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         We currently license our software products to more than 19,000 companies accounting for over 47,000 software installations. Based on our customer surveys, we estimate that there are approximately 160,000 users at these installations worldwide. Our engineering software customers include:

                  Jacobs Engineering              British Telecom
                  ExxonMobil Corporation          URS/Griner
                  Bechtel Corporation             Jet Propulsion Laboratories
                  NASA                            US Army Corps of Engineers
                  Siemens AG                      Toyo Engineering
                  Lockwood Greene                 Washington Group International
                  Parsons  Brinckerhoff           Mitsubishi

         We have implemented our eReview solution for large enterprise customers in the manufacturing and A/E/C markets. Our eReview customers include:

                  Agilent Technologies       Astley-Gilbert
                  Case New Holland           Constructware
                  Ebuild, Canada             Tejari-FZ, LLC.
                  United Defense             LG Engineering & Construction Corp.
                  BIW Technologies           MatrixOne
                  Fuji-Xerox                 Paxonix
                  Service Point              Bibbs and Associates
     IT SERVICES

         During the fiscal year ended March 31, 2005, we provided IT consulting services to over 30 corporate customers in the United States, including Course Technology, Inc., Applibiz, Inc., Deutsche Bank, and Sun Microsystems. Net revenues from Course Technology, Inc. and Deutsche Bank, Inc. represented approximately 15.6% and 14.0%, respectively, of our total net revenues from IT services in fiscal 2005.

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

         We utilize this sales approach in connection with the marketing and sales of product enhancements, upgrades and new products to current customers. We also generate awareness for our products by posting banners on the Web pages of professional engineering societies, newsgroups and similar forums on the Internet. We offer online product demonstrations according to customer requests.

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

     IT SERVICES

         Our IT services are primarily project-based and time and materials-based technology consulting services that do not generally involve on-going customer service and support. Our IT services group can provide, on a project-basis, on-going high quality support as contracted by the customer on a 24x7 basis to meet the customer's information management needs from our facility in Boston, Massachusetts.

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

         We continue to enhance our engineering software with our revolutionary "OpenSTAAD" architecture where we use an open application-programming interface that allows for tight integration with complementary third-party applications, customized look and feel for graphical user interface, and other functionalities.

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

         Our research and development group includes specialists in engineering and collaborative software and IT services. We have established research and development facilities in the U.S., India and the United Kingdom. Our offshore research and development facilities in India are used to provide technical support and customer services for our engineering clients worldwide, to provide IT services resources for our projects in the U.S., and to develop and maintain local engineering software design codes. These projects require significant man-hours. Due to the availability of skilled technical resources in India at a fraction of the cost for comparable personnel in the U.S., these projects can be completed in a cost-effective manner. We believe our offshore technical resources provide a significant competitive advantage.

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

         Research and development expenses were approximately $1,578,000 and $2,042,000 during the fiscal years ended March 31, 2005 and 2004, respectively. The costs of these activities are not borne directly by our customers.

COMPETITION

         We face significant competition within our target markets for engineering software products and services for the worldwide engineering community and Internet-based IT services for businesses worldwide. We expect that competition will intensify as the market for Internet-based solutions aimed at the global community develops and expands. We compete primarily based on service, reliability and customer support, and to a lesser extent on price, ease of use and content.

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

         There can be no assurance, however, that our competitors will not develop products that are superior or achieve greater market acceptance compared to ours or that we will be able to compete successfully in these markets. Our competitors to our engineering software products and services include Computers and Structures, Inc., RISA Technologies, RAM International, GT Strudl, and CSC Computers and Structures Corporation, to name a few. Over the past twelve years, industry research has placed us among the top providers of general-purpose structural engineering analysis and design software. We believe we are among the leaders in this marketplace due to our technical innovations, such as the use of open architecture (enabling an engineer to seamlessly integrate our software with other applications such as AutoCAD, MicroStation, Excel and MathCAD) and the vast amount of international design codes we support. We are among the top revenue generators in this marketplace. We are also a leader in terms of worldwide market penetration since we believe we were the first to incorporate international design codes into our software.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         Our intellectual property rights are an important aspect of our business. We rely primarily on a combination of contract, copyright, trademark and trade secret laws, domain registration, license and confidentiality agreements and software security measures to protect our proprietary technology. We require all of our employees and other parties with access to our confidential information to execute agreements prohibiting the unauthorized use or disclosure of our technology. In addition, we periodically review our proprietary technology for patentability, although we currently do not have any patents. Despite these precautions and even though we have experienced only one misappropriation of our technology over our 24-year history, we believe that existing laws provide limited protection for our technology and that it may be possible for a third party to misappropriate our technology or to independently develop similar technology.

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

OTHER BUSINESS ACTIVITIES DURING THE PAST THREE YEARS

         During the past three years, our service offerings also included travel services and telecommunications services. As a result of our efforts to focus on our core software products and IT services businesses, we finalized the sale of our travel services subsidiary in April 2004 and the sale of our Web-based telecommunications services division in September 2004.

EMPLOYEES

         As of March 31, 2005, we had 307 employees, including 105 in product development and related support services, 73 in IT consulting, 75 in sales and marketing and 54 in finance and administration. Of the 307 employees, 305 employees were full time employees and two were part time employees. As of that date, 67 of our employees were located in the U.S. and 240 were located in international locations.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our corporate headquarters are located in Yorba Linda, California, in a facility consisting of approximately 41,000 square feet of office and warehouse space. On December 15, 1999, we entered into a 15-year operating lease for this facility. The terms of this lease provide for monthly payments of approximately $28,000. The monthly payment is adjusted every 3 years based on the consumer price index. We are responsible for payment of any property taxes and are required to maintain property insurance for the remainder of the lease term. In fiscal 2005, we subleased a portion of the Yorba Linda facility for monthly payments totaling approximately $18,000 per month. The subleases expire August 2007 and November 2009.

         We own a 22,000 square-foot research and development facility in Kolkata, India, built in 1997. In addition, we own an adjacent 20,452 square-foot building in Kolkata, built in 2000, primarily housing our digital media and steel detailing services.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended March 31, 2005, no matters were submitted to a vote of our common stockholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         Since October 9, 2003, our common stock has traded on The Nasdaq SmallCap Market under the ticker symbol "NGRU." Prior to that, our common stock traded on The Nasdaq National Market. As of June 6, 2005, there were approximately 121 holders of record of our common stock. Within the holders of record of our common stock are brokerage firms that in turn, hold shares of stock for beneficial owners.

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

         The high and low closing sale prices of a share of our common stock, as reported by The Nasdaq SmallCap or National Markets, respectively, for each quarter of fiscal 2005 and 2004, are as follows:

                                                           FISCAL 2005           FISCAL 2004
                                                        -----------------     -----------------
                                                         High       Low        High       Low
                                                        -------   -------     -------   -------
         1st  Quarter (April 1 - June 30)                $1.65     $1.27       $1.90     $1.16
         2nd Quarter (July 1 - September 30)              1.53      0.89        1.76      1.14
         3rd Quarter (October 1 - December 31)            1.60      0.86        2.10      1.07
         4th Quarter (January 1 - March 31)               1.39      1.00        1.66      1.14

         In February 2005, we issued to seven consultants five-year non-qualified stock options to purchase 8,500 shares of our common stock at a per share exercise price of $1.12 in consideration for consulting services rendered or to be rendered, valued at $6,000. Of these, an option to purchase 2,500 shares of our common stock for consulting services to be rendered vests ratably over a three-year period beginning in February 2006 and the options to purchase 6,000 shares of our common stock vested and became exercisable immediately.

         In February 2005, we also issued to two previous owners of APEX Techno Consultants (P) Ltd. ("APEX"), an IT service company in India, three-year non-qualified stock options to purchase up to 15,000 shares of our common stock each in connection with a stock purchase agreement by which we purchased APEX. The exercise price of the options was $1.12 per share and the options vested and became exercisable immediately. The total value of these options amounting to $23,000 was recorded in goodwill.

         Exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), for the transactions described above is claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were accredited or sophisticated with access to the kind of information registration would provide. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act)". We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

         o our ability to achieve and maintain profitability and to obtain additional working capital if required;
         o        our ability to re-pay our debt and service our interest costs;
         o our ability to successfully implement our business plans, including our engineering business process outsourcing initiative;
         o our ability to attract and retain strategic partners and alliances;
         o        our ability to hire and retain qualified personnel;
         o the risks of uncertainty of protection of our intellectual property;
         o risks associated with existing and future governmental regulation to which we are subject; and
         o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

         Any of the factors described above or in the "Risk Factors" section of this report could cause our future financial results, including our net income
(loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         We incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. We are a Delaware corporation. Our primary business offerings are:

         o        Structural and civil engineering and collaborative software products and services for businesses worldwide; and
         o        Information technology, or IT, services (including engineering business process outsourcing or EBPO).

         We have provided computer-aided engineering software solutions to our customers for over 24 years. For the past 22 years, we have supported our engineering software business with our India-based software programming and IT resources. In 1999, we acquired two IT services companies in the U.S., which further expanded our IT resources and capabilities. A more expansive discussion of our business and services is contained in the "Business" section of this report.

         In fiscal 2004, we began the process of streamlining our business offerings to focus on our higher-margin, core structural and civil engineering software products and services, where we also have an established presence worldwide, as well as to focus on our proprietary collaborative software products and IT services. Our goal is to address the various facets of the engineering design chain from the software that the engineers use to design infrastructure to managing all the documents related to a specific design project. We partnered with other software vendors offering complementary solutions within the structural engineering community, including the bridge and industrial/plant building markets, to offer a complete solution to our customers. We combined STAAD.Pro with Tekla's market-leading 3D modeler and created the new building-based product, Tekla Structures. We combined STAAD.Pro with LARSA to offer a full bridge management solution and began to sell and market it on a worldwide basis. We partnered with Omnitech Associates to provide a full connection design package with STAAD.Pro. These strategic alliances enable us to tap into the vertical disciplines of the structural engineering community that were not accessible to us in the past. To take advantage of the opportunities for infrastructure projects in Latin America and Pacific Rim countries, we deepened our presence in these international markets by establishing regional offices in Mexico, Thailand, and China respectively. We have introduced more local design codes for our structural software to address the stringent building requirements adopted by these governments to protect infrastructure against earthquakes and terrorist attacks. We have begun R&D as well as continue to introduce more local design codes in rapidly growing construction markets such as Brazil and Southeast Asia. We also introduced the Spanish language version of STAAD.Pro in Mexico. Since customer training is essential to our growth strategy, we introduced the STAAD Certified Trainer and STAAD Certified Engineer programs and established 15 new training centers across the U.S. to facilitate year-round training sessions closer to where our customers are. We also developed training digital videodiscs in English, Spanish, German and French for our international markets. Additionally, we successfully launched our corporate licensing program, which targets large engineering companies at the enterprise level. Our unlimited multi-year corporate licensing program allows our clients to implement an enterprise wide licensing strategy that allows companies to integrate and standardize their engineering design lifecycle on our STAAD.Pro solution stack. We have implemented this licensing strategy with Bechtel Corporation one of the world's largest engineering companies and many of the ENR Top 50 firms worldwide.

         In our collaborative software business, we have won new customers and partners worldwide. BIW Technologies, one of the largest construction project management companies in the United Kingdom, will be enhancing its BIW visual interface over the next two years with our document management and collaboration products and services. We also secured new document collaboration projects with Sharp Laboratories of America and Amtrak. We are one of several industry leaders partnering with Oracle Corporation to provide enhanced functionality for Oracle Files 10g, the content management solution developed for enterprise-wide deployment. We are also partnering with FileNet Corporation's ValueNet program to develop a workflow management solution specifically for the architectural, engineering and construction industries. By taking advantage of the strong relationships we have built with our 19,000 engineering clients worldwide, we believe we have a good foundation on which to introduce software addressing the upstream facets of the design chain.

         Our IT services net revenues declined from a high of $18,000,000 in fiscal 2001 to $4,200,000 in fiscal 2005 due to the market decline for such services as well as due to competition. As a result of the steep decline in the IT services net revenues, we scaled back our domestic IT services operations in fiscal 2004. In the third quarter of fiscal 2004, we expanded our IT services operations to include EBPO services leveraging our technical expertise and established infrastructure in India. Our model focuses on our core engineering competencies rather than financial services or general call centers. Through our EBPO services, we offer full engineering technical support to non-competing engineering software companies as well as work with steel detailing and fabrication companies in the U.S. to outsource their labor-intensive work to our wholly-owned subsidiary in India. Our goal is not to replace U.S. steel detailing companies but to augment their current workforce so they can take on more jobs and provide a faster turnaround with higher margins. Whereas STAAD and our other engineering products concentrate on the numerical analysis and design of buildings and other infrastructure, the steel detailed drawings are produced for the erectors to physically assemble the structure at hand.

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

         In 1997, the Accounting Standards Executive Committee ("AcSec") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue and requires that elements of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. We determine the fair value of each element in multi-element transactions based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately.

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

         We recognize revenues from our IT services primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as we perform IT services. Certain IT services contracts are fixed price contracts where we measure progress toward completion by mutually agreed upon pre-determined milestones and recognize revenue upon reaching those milestones. Our fixed price IT contracts typically are for a short duration of one to six months. We did not have any uncompleted fixed price IT contracts at March 31, 2005.

ALLOWANCE FOR ACCOUNTS RECEIVABLE

         We sell to our customers on credit and grant credit to those who are deemed credit worthy based on our analysis of their credit history. Our standard payment terms are net 30 days. We review our accounts receivable balances and the collectibility of these balances on a periodic basis. Based on our analysis of the length of time that the balances have been outstanding, the pattern of customer payments, our understanding of the general business conditions of our customers and our communications with our customers, we estimate the recoverability of these balances. When unrecoverable amounts can be reasonably estimated, we record bad debt expense and increase the allowance for accounts receivable by an amount equal to the amount estimated to be unrecoverable. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected.

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

         We apply the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment.

         We consider the following operating segments- engineering and collaborative software products and services, and IT services - to be our reporting units for purposes of testing for impairment.

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

         Our annual test for impairment is performed as of March 31 every year. The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill will be incorrect. In addition, future results of operations could be materially impacted by the write-down of the carrying amount of goodwill to its estimated fair value. There was no impairment of goodwill during either of the fiscal years ended March 31, 2005 or March 31, 2004. As of March 31, 2005, our goodwill balance was $3,088,000.

CONSOLIDATED RESULTS OF OPERATIONS

CONTINUING OPERATIONS

NET REVENUES

         The following table presents our net revenues by operating segment (dollars in thousands):

                                                       YEAR ENDED MARCH 31,
                                                  -----------------------------
                                                      2005              2004
                                                  -----------       -----------
NET REVENUES
    Engineering and collaborative
        software products and services            $    11,636       $    11,550
    % of total revenue                                   73.4%             69.7%

    IT services                                         4,207             5,012
    % of total revenue                                   26.6%             30.3%

                                                  -----------       -----------
     Total net revenues                           $    15,843       $    16,562
                                                  ===========       ===========

         Total net revenues decreased by $719,000 (4.3%) to $15,843,000 in fiscal 2005 from $16,562,000 in fiscal 2004. Our total net revenues primarily consisted of revenues from (1) engineering and collaborative software products and services and (2) IT services.

         ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Engineering and collaborative software products and services net revenues increased by $86,000 (0.7%) to $11,636,000 in fiscal 2005 from $11,550,000 in fiscal 2004, primarily due to an increase in net revenues from engineering software products and services in Asia and Europe offset by decreases in the U.S. The decrease in the U.S. was primarily due to a decrease in collaborative software net revenues.

         Net revenues from engineering software products and services for fiscal 2005 increased by $490,000 (4.2%) compared to fiscal 2004 primarily due to a $263,000 increase in net revenues from Asia and a $263,000 increase in net revenues from Europe offset by a $36,000 decrease in net revenues in the United

States. Net revenues from Asia increased due to increased direct sales efforts and an increase in purchases by government entities and engineering colleges. Net revenues from Asia also increased due to an increase in the number of infrastructure projects requiring our engineering software, effective anti-piracy initiatives, and training programs. Net revenues from Europe increased due to increased emphasis on engineering software products and services sales rather than IT services. The decrease in domestic net revenues was primarily due to $450,000 in engineering software products and services revenues recognized in fiscal 2004 in connection with a large domestic project that did not recur in fiscal 2005. This decrease was partially offset by a $336,000 increase in domestic net revenues from corporate sales. Our enhanced focus on larger corporate clients has yielded significant customers such as Bechtel Corporation. However, the timing of completion and recognition of our large projects creates greater variability in our engineering software net revenues between quarters. Our efforts to increase our maintenance sales to mitigate this variability resulted in significantly increased maintenance billings during the later part of fiscal 2005. However, most of these billings are not reflected in the net revenues from maintenance sales recognized in fiscal 2005, because maintenance sales are recognized as revenues over the term of maintenance period, usually twelve months.

         The above increase was offset by a $404,000 decrease in collaborative software net revenues to $602,000 in fiscal 2005 from $1,006,000 in fiscal 2004. The decrease was due to the lower dollar value of a new project completed during the fiscal 2005, compared to fiscal 2004 when three large projects amounting to $495,000 were completed and revenues were recognized. The majority of our collaborative software revenue is generated from service-oriented projects where the revenue is recognized only upon completion of the entire project.

         IT SERVICES

         The trend of decreasing IT services net revenues continued in fiscal 2005. IT services net revenues decreased by $805,000 (16.1%) to $4,207,000 in fiscal 2005 from $5,012,000 in fiscal 2004. IT services net revenues decreased as a percentage of total net revenues to 26.6 % in fiscal 2005 from 30.3% in fiscal 2004. Net revenues from domestic IT services have decreased due to scaling down one of our IT services offices and due to lowering the prices we charge our customers in order to be able to compete with our competitors and to retain our current customers. For the past several years, the IT services industry has been adversely affected by a slow economy, and many of our customers reduced, and continue to reduce, spending on technology consulting and systems integration services. The decline in domestic and European IT services net revenues was offset by a $302,000 increase in IT services revenues in our operations in India, of which $256,000 was due to the acquisition of a small IT consulting company in April 2004. In the third quarter of fiscal 2004, we initiated expansion of our IT services into the EBPO market, leveraging our existing technical support infrastructure in India and our collaborative software technology to offer these services to a broad array of companies looking to outsource these functions. In fiscal 2005, our EBPO services business did not bring significant revenues to the IT services segment. Although we anticipate that our EBPO services business will bring in additional revenues for the IT services segment, we cannot assure you that we will be successful in this endeavor, due to competition among providers of such services and relatively few barriers to entry since EBPO services are not capital-intensive.

     GROSS PROFIT AND GROSS MARGIN

         The following table presents our gross profit by segment and gross profit as a percentage of each segment's revenue, or gross margin (dollars in thousands):
                                                      YEAR ENDED MARCH 31,
                                                 ------------------------------
                                                     2005               2004
                                                 -----------        -----------
GROSS PROFIT
    Engineering and collaborative
      software products and services             $    10,850        $    10,539
    IT services                                        1,450              1,052
                                                 -----------        -----------
     Total gross profit                          $    12,300        $    11,591
                                                 ===========        ===========

GROSS MARGIN
    Engineering and collaborative
      software products and services                   93.2%              91.2%
    IT services                                        34.5%              21.0%
                                                 -----------        -----------
     Total gross profit                                77.6%              70.0%
                                                 ===========        ===========

         Consolidated gross margin increased to 77.6% in fiscal 2005 from 70.0% in fiscal 2004 due to the growing proportion of revenues as well as higher gross margin from engineering and collaborative software products and services compared to IT services.

         ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Our engineering and collaborative software products and services segment generally produces higher gross margin than our IT services segment due to the relatively lower costs associated with each sale. Additionally, research and development costs are typically written off when developing software, and only certain amounts are capitalized and subsequently amortized. The cost of revenues for the engineering and collaborative software products and services segment includes printing services, direct supplies such as hardware locks that are attached to the central processing unit to prevent unauthorized access to licensed software, salaries for the technical support employees, freight out, and software amortization expense. The increase in the gross margin in the engineering and collaborative software products and services segment is primarily the result of the increase in fiscal 2005 net revenues from fiscal 2004 levels. Some of the components of the cost of revenues, such as amortization of capitalized software development and salaries, do not vary significantly with changes in revenues.

         Gross margin in the engineering and collaborative software products and services segment increased by 2.0 percentage points in fiscal 2005 compared to fiscal 2004. The increase in gross margin in the engineering and collaborative software product and services segment was primarily due to a $207,000 decrease in software amortization costs in fiscal 2005, compared to fiscal 2004, as a result of the completion of amortization during June 2004. Additionally, $88,000 and $35,000 decreases in supplies purchases and printing expense, respectively, also contributed to the improvement in gross margin. These decreases were offset by a $123,000 increase in royalty fees, primarily related to Tekla and Larsa products.

         IT SERVICES

         Gross margin in the IT services segment increased by 13.5 percentage points in fiscal 2005 compared to fiscal 2004. This increase was primarily the result of our acquisition of a higher margin IT services company engaged in steel detailing services in India. An increase in the emphasis on higher margin IT services in India during fiscal 2005 compared to IT services that included a lower margin hardware component during fiscal 2004 contributed to the improvement in gross margin for this segment but was offset by increased costs related to our EBPO services. In addition, better utilization of consultants and scaling back of one of the domestic offices also contributed to the increase in gross margin in fiscal 2005, compared to fiscal 2004.

         In dollar terms, IT services gross profit increased by $398,000 (37.8%) to $1,450,000 in fiscal 2005 from $1,052,000 in fiscal 2004. The cost of revenues for IT services includes the salaries, bonuses and benefits for all of the consulting employees, including consultants who are "idle" and not billable to a particular customer or project. Our IT services consultants generally receive higher salaries than our technical support employees, and we have employed more consultants than technical support staff, both of which contributed to the lower gross margin as compared to the engineering and collaborative software products and services segment.

         In order to maintain a higher level of overall gross profit, we continue to focus our sales efforts on our segment with the highest gross profit, namely, our engineering and collaborative software products and services segment, by working to develop strategic relationships, to increase our volume of telephone sales, and to re-engage with our international distributors. In our IT services business, we are focusing more on project-based services instead of the IT staffing services.

OPERATING EXPENSES

         The following table presents our operating expenses and the percentage of total net revenues (dollars in thousands):

                                                     YEAR ENDED MARCH 31,
                                               --------------------------------
                                                   2005                2004
                                               -------------      -------------
OPERATING EXPENSES
    Selling, general and administrative
      expenses                                 $       9,753      $      10,602
    % of total net revenues                            61.6%              64.0%

    Research and development expenses                  1,578              2,042
    % of total net revenues                            10.0%              12.3%

    Bad debt expense                                     355                 60
     % of total net revenues                            2.2%               0.4%

    Depreciation                                         990                944
     % of total net revenues                            6.2%               5.7%
                                               -------------      -------------
    Total operating expenses                   $      12,676      $      13,648
     % of total net revenues                           80.0%              82.4%
                                               =============      =============

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses decreased by $849,000 (8.0%) to $9,753,000 in fiscal 2005 from $10,602,000 in fiscal 2004 primarily due to the following as a result of our continued efforts to control costs:

         o strategic and investor relations expenses decreased $475,000 primarily due to warrant issuances in fiscal 2004 that did not recur in fiscal 2005;
         o        severance-related expenses decreased $259,000;
         o salaries and related expenses decreased $100,000 due to employee terminations;
         o rent expense decreased $149,000 due to sublease of portions of the Yorba Linda, California facility; and
         o consulting and professional fees decreased $114,000 due to our efforts to control costs.

         SG&A expenses in fiscal 2004 included $713,000 in non-cash expenses related to warrants issued for strategic consulting and investor relations services and a stock option granted to an employee as part of a severance package.

         The above decreases in SG&A expenses were offset by $89,000 in travel-related expenses and $35,000 in expenses related to our operations in China.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development ("R&D") expenses consist primarily of software developers' wages. In fiscal 2005, R&D expenses decreased by $464,000 (22.7%) to $1,578,000 from $2,042,000 in fiscal 2004. As a percentage of engineering and collaborative software net revenues, to which they mostly relate, R&D expenses decreased to 13.6% in fiscal 2005 from 17.7% in fiscal 2004. The decrease in R&D expenses is primarily related to a $335,000 decrease in salaries and related expenses in fiscal 2005 due to employee terminations and reorganization, a $101,000 decrease due to capitalization of software development expenses related to STAAD X and a $52,000 decrease in consulting expenses. We believe R&D expense may not decrease further from current levels.

         BAD DEBT EXPENSE

         Bad debt expense increased $295,000 (492%) to $355,000 from $60,000 in fiscal 2004. The increase in bad debt expense was primarily due to one large collaborative software customer and a $164,000 increase in the reserve balance for our Indian subsidiary.

         DEPRECIATION

         In fiscal 2005, depreciation expense increased by $46,000 (4.9%) to $990,000 from $944,000 due to an increase in fixed assets. We do not anticipate that depreciation expenses will change significantly from these levels in fiscal 2006.

         SEGMENT PROFITABILITY AND OPERATING INCOME (LOSS)

         In fiscal 2005, consolidated operating loss was $376,000 compared to a consolidated operating loss of $2,057,000 in fiscal 2004. Consolidated operating loss in fiscal 2005 consisted of operating income from the engineering and collaborative software products and services segment and the IT services segment offset by an operating loss for the corporate center. Operating income in the engineering and collaborative software products and services segment was $1,247,000 in fiscal 2005 compared to an operating loss of $539,000 in fiscal 2004. Operating loss in fiscal 2004 included expenses related to a terminated executive and to strategic and investor relations services totaling $734,000, which did not recur in fiscal 2005. In the IT services segment, the operating income in fiscal 2005 was $136,000 compared to an operating loss of $446,000 in fiscal 2004. The operating loss related to the corporate center in fiscal 2005 increased $687,000 (64.1%) to $1,759,000 compared to $1,072,000 in fiscal 2004 primarily due to professional and consulting expenses totaling $640,000 incurred in fiscal 2005.

OTHER EXPENSE (INCOME)

         The following table presents our other expense (income) and its percentage of total net revenue (dollars in thousands):

                                                     YEAR ENDED MARCH 31,
                                               --------------------------------
                                                   2005               2004
                                               -------------      -------------
OTHER EXPENSE (INCOME)
    Interest expense, net                      $        543       $        658
    % of total revenue                                  3.4%               4.0%

    Other income                               $       (102)      $       (128)
    % of total revenue                                 (0.6)%             (0.8)%

    Total other expense                        $        441       $        530
     % of total revenue                                 2.8%               3.2%

         INTEREST EXPENSE, NET

         Net interest expense decreased $115,000 (17.5%) in fiscal 2005 to $543,000 from $658,000 during fiscal 2004. The decrease in net interest expense is primarily due to lower average convertible debt balances during fiscal 2005 compared to fiscal 2004, due to conversions of portions of our convertible debt into equity as well as a reduction in interest due to the refinancing of bank debt by one of our subsidiaries. The interest expense due to convertible debt decreased $64,000 (15.5%) in fiscal 2005 to $349,000 from $413,000 in fiscal
2004. The annual interest rate on the convertible notes with Laurus is based on the greater of 5% or the prime rate plus 1%. The Federal Reserve has increased interest rates, which increased the stated rate on our convertible notes issued to Laurus from 5% to 6.75% at March 31, 2005. Interest expense in the upcoming quarters may increase if the prime rate increases further or if we borrow additional amounts, but may decrease if additional portions of debt outstanding under the outstanding convertible notes issued to Laurus are converted into equity. Net interest expense on long-term debt of one of our foreign subsidiaries decreased $46,000 (42.6%) to $62,000 in fiscal 2005 from $108,000 in fiscal 2004 due to refinancing of this debt.

         OTHER INCOME

         Other income decreased by $26,000 to $102,000 in fiscal 2005 from $128,000 in fiscal 2004 primarily due to the sale of certain assets in the prior year that were previously written off or fully depreciated. This decrease was offset by the recognition of a $38,000 increase in cash surrender value of a life insurance policy in fiscal 2005.

         INCOME TAXES

         For fiscal 2005, we recorded an income tax expense of $38,000 relating to certain state and foreign taxes compared to $15,000 in fiscal 2004.

DISCONTINUED OPERATIONS

         In our continuing efforts to focus on our core software products and IT services businesses, we sold our travel services subsidiary, "e-Destinations," in April 2004 for its approximate book value of $155,000 and sold our Web-based telecommunications services division in September 2004 for $130,000, which amount was $117,000 greater than its book value. Accordingly, the results of operations of the travel services subsidiary and the Web-based telecommunications services division are excluded from continuing operations and reported as discontinued operations.

         Income from discontinued operations in fiscal 2005 was $67,000, compared to a loss from discontinued operations of $508,000 in fiscal 2004. We recorded no gain or loss from the sale of e-Destinations since it was written down to its potential recoverable value at the end of fiscal 2004, and recorded a $117,000 gain from the sale of the Web-based telecommunications services division in fiscal 2005.

         The total sales price was $155,000 for the sale of e-Destinations in April 2004 and $130,000 for the sale of the Web-based telecommunications services division. We received the entire proceeds from the sales of e-Destinations and the Web-based telecommunications services division during fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have relied upon cash from financing activities to fund the majority of the cash requirements of our operating and investing activities. Currently, we finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances and issuance of convertible notes. We have used debt and equity financing when appropriate and practicable, such as by issuing to Laurus a $2,400,000 convertible note in December 2003 ("2003 Note"), as amended in April 2004, and a $1,000,000 convertible Note in December 2004 ("2004 Note"). Our principal sources of liquidity at March 31, 2005 consisted of $3,681,000 of cash and cash equivalents. Cash and cash equivalents increased by $2,035,000 (123.6%) during fiscal 2005. The primary reason for this increase was the issuance of the convertible notes.

         Net cash used in operations was $210,000 in fiscal 2005 compared to $1,029,000 in fiscal 2004.
The following contributed to cash usage in fiscal 2005:

         o A $1,329,000 increase in accounts receivable primarily due to a $650,000 increase as a result of higher proportion of credit sales to domestic customers and a $548,000 increase in Asian operations due to slower collection;
         o A $270,000 increase in prepaid expenses and other current assets primarily due to $127,000 in prepaid dealer commissions for sales not yet recognized, and a $73,000 increase in cash surrender value of an insurance policy; and
         o        A $136,000 decrease in accounts payable due to payments.

The above were partially offset by an $849,000 increase in deferred revenues due to a higher level of maintenance billings and deferral of certain engineering and collaborative software project billings since the projects had not been completed at the close of the fiscal year and therefore the related revenues were not yet earned.

         The following contributed to cash usage in fiscal 2004:

         o A $561,000 increase in accounts receivable due to a large proportion of sales on credit at the end of the fiscal year;
         o A $240,000 decrease in deferred revenues due to a lower level of new maintenance billings;
         o A $199,000 decrease in accrued restructuring costs due to payments; and
         o A $160,000 increase in prepaid expenses and other current assets primarily due to advance payments to vendors in Asia.

The above were offset by a $610,000 decrease in deposits due to payment of legal settlements and a $202,000 increase in accrued expenses.

         Net cash used in investing activities in fiscal 2005 consisted of capital expenditures amounting to $408,000, partially offset by proceeds from the sale of assets of $286,000 and the sale of short-term investment of $100,000.

         Net cash used in investing activities in fiscal 2004 consisted of the purchase of a short-term investment of $100,000 and capital expenditures of $94,000.

         Financing activities provided $2,229,000 and $357,000, in fiscal 2005 and fiscal 2004, respectively. Cash provided by financing activities during fiscal 2005 primarily resulted from the additional borrowings under the amended and restated 2003 Note and the issuance of the 2004 Note, and the refinancing of an existing loan by one of our subsidiaries. We paid back $280,000 to Laurus. Cash provided by financing activities during fiscal 2004 primarily resulted from the issuance of the 2003 Note and additional borrowings by one of our international subsidiaries. We paid back $519,000 to Laurus, and the international subsidiary paid back $1,293,000 in bank debt, during fiscal 2005. We also paid $175,000 in financing fees to Laurus in fiscal 2004.

         During fiscal 2005, we converted $730,000 of the principal balance of the 2002 Note and $479,000 of the principal balance of the 2003 Note into equity by issuing 930,000 shares of common stock to Laurus at the fixed conversion price of $1.30 per share.

         We incurred net losses of $788,000 and $3,110,000 and used cash in operations of $210,000 and $1,029,000 in fiscal years 2005 and 2004, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services.

         Historically, we have relied upon cash from financing activities to fund the majority of the cash requirements of our operating and investing activities. We have not been able to generate sufficient cash from our operating activities in the past, and there is no assurance we will be able to do so in the future. However, we believe that current and future available capital resources will be adequate to fund our operations for the next twelve months, because we are continuing to implement cost containment measures in an effort to reduce net cash outflow both domestically and abroad and are working to increase sales of our software products.

         We believe we will be able to generate sufficient cash from operations or through existing or additional sources of debt and equity financing. If adequate funds from operating or financing activities are not available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, our inability to obtain any needed financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could hinder our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

         The following table summarizes our contractual obligations and commercial commitments at March 31, 2005 (in thousands of dollars):

                                          ----------------------------------------------------------------
                                                               PAYMENTS DUE BY PERIOD
                                          ----------------------------------------------------------------
                                                        LESS THAN                                   AFTER
CONTRACTUAL OBLIGATIONS                    TOTAL          1 YEAR      1-3 YEARS      4-5 YEARS     5 YEARS
-----------------------                    -----          ------      ---------      ---------     -------
Long-Term Debt *                           3,927          1,619         2,107           198             3
Capital Lease Obligations **                 619            207           337            75            --
Operating Leases                           2,710            311           510           333         1,556

                                          ----------------------------------------------------------------
Total Contractual Cash Obligations         7,256          2,137         2,954           606         1,559
                                          ================================================================

* Excludes debt discount of $422 primarily related to warrant and beneficial conversion adjustments.
** Represents future minimum lease payments excluding deductions for imputed interest of $132.

         On July 31, 2003, we received a $4,000,000 revolving credit facility from Laurus. The availability of funds under this credit facility is limited by the amount of the unpaid balances on the 2003 Note and the 2004 Note (collectively, the "Laurus Notes"). At March 31, 2005, we had a total availability of $1,359,000 under the revolving credit facility.

         We are required to use the net proceeds from this financing for general corporate purposes only. We are also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. At March 31, 2005, we were in compliance with this covenant.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

EXCHANGES OF NONMONETARY ASSETS

         In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an Amendment of Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS No. 153 requires companies to measure exchanges of nonmonetary assets, including similar productive assets that have commercial substance, based on the fair value of the assets exchanged, recognizing a gain or loss. SFAS No. 153 is effective for interim periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the second quarter of fiscal 2006. Early adoption is encouraged but not required. We believe that adoption of SFAS No. 153 will not have a material effect on our consolidated financial condition or results of operations.

SHARE-BASED PAYMENT

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. For small businesses, SFAS No. 123(R) is effective for the first quarter of the first fiscal year beginning after December 15, 2005 and, thus, will be effective for the interim periods beginning with first quarter of fiscal 2007. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the effect of adopting SFAS No. 123(R) and believe the adoption of SFAS No. 123(R) will have a material effect on our consolidated results of operations, similar to the pro forma results described in "Stock-Based Compensation" in note 1 of notes to our consolidated financial statements included in this report, but have not yet determined the amount of the effect.

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

         We incurred net losses of $788,000 and $3,110,000 in fiscal 2005 and fiscal 2004, respectively. We used cash in operations totaling $210,000 and $1,029,000 for fiscal years 2005 and 2004, respectively. During the past year, our operating expenses decreased approximately $972,000, primarily due to our efforts to control costs. However, in order to achieve profitability, we must increase our revenues while continuing to control our expenses. We are continuing to implement cost containment measures in an effort to reduce our cash consumption from operations both domestically and abroad, and we are working to increase sales of our software products.

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

         IF WE ARE UNABLE TO RAISE CAPITAL IN THE FUTURE, WE MAY BE UNABLE TO FUND OPERATING CASH SHORTFALLS.

         Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of our research and development efforts, and the status of competitive products and services. As of March 31, 2005, we had working capital of $3,402,000 and an accumulated deficit of $31,232,000. As of that date, we had $3,681,000, of cash and cash equivalents and $4,334,000 of accounts receivable, net of allowance for doubtful accounts.

         We believe that current and future available capital resources will be adequate to fund our operations for the next twelve months. However, historically we have not been able to generate sufficient cash from our operating activities and have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. At March 31, 2005, we had used $2,641,000 out of a total of $4,000,000 in available credit from Laurus, leaving a credit availability of $1,359,000. To the extent we are in need of any additional financing, it may not be available to us on acceptable terms, or at all. Our inability to obtain any needed financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also hinder our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

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

         Through March 31, 2005, we had converted $730,000 of convertible debt under the 2002 Note and $479,000 of convertible debt under the 2003 Note into 930,000 shares of our common stock. As of March 31, 2005, the outstanding principal balances of $1,641,000 and $1,000,000 under the 2003 Note and 2004 Note, respectively, were convertible by Laurus into up to 1,262,308 shares and 775,194 shares of our common stock, respectively, at the initial fixed conversion prices of $1.30 and $1.29 per share, respectively. At March 31, 2005, 19,117,154 shares of our common stock were issued and outstanding. If the 2,037,502 aggregate number of shares of common stock underlying the Laurus Notes had been issued and outstanding as of that date, disregarding conversion limitations described in the agreements, then Laurus would have beneficially owned approximately 9.6% of the 21,154,656 shares of common stock that would have been outstanding on March 31, 2005. We may borrow additional amounts under the revolving credit facility from time to time, which would increase the principal balance that could potentially be converted into shares of our common stock in the future. As a result, if the entire principal balance of the Laurus Notes and/or any additional amounts we may borrow under the revolving credit facility were converted at their initial fixed conversion prices, substantial dilution of the voting power of your investment and of our earnings per share would occur.

         THE MARKET PRICE OF OUR COMMON STOCK AND THE VALUE OF YOUR INVESTMENT COULD SUBSTANTIALLY DECLINE IF THE REMAINING BALANCE OF THE LAURUS NOTES WERE CONVERTED INTO SHARES OF OUR COMMON STOCK AND RESOLD INTO THE MARKET, OR IF A PERCEPTION EXISTS THAT A SUBSTANTIAL NUMBER OF SHARES WILL BE ISSUED UPON CONVERSION OF THE LAURUS NOTES AND THEN RESOLD INTO THE MARKET.

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

         The $1.30 initial fixed conversion price of the Amended and Restated 2003 Note will be subject to downward weighted-average anti-dilution adjustments in most cases where we issue securities at a purchase, exercise or conversion price that is less than the then-applicable fixed conversion price of the note. For example, if the fixed conversion price were $1.30 per share and we were to issue 1,000,000 shares of common stock at a price of $1.00 per share in a transaction that is not excluded from the anti-dilution provisions, then the fixed conversion price would be reduced to $1.28 per share, and approximately 25,601 additional shares of common stock would become issuable upon conversion of the principal amount of the Laurus Notes. Consequently, the voting power and value of your investment would decline if conversions occurred at the new lower fixed conversion price.

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

         THE MARKET PRICE OF OUR COMMON STOCK COULD SUBSTANTIALLY DECLINE AND THE VOTING POWER AND VALUE OF YOUR INVESTMENT COULD BE SUBJECT TO ADDITIONAL DILUTION IF THE LAURUS NOTES ARE CONVERTED ON ONE OR MORE OCCASIONS AT AN ALTERNATE CONVERSION PRICE THAT APPLIES IF WE PREVIOUSLY ELECTED TO PAY ALL OR A PORTION OF OUR MONTHLY PAYMENT IN SHARES OF OUR COMMON STOCK AND OUR STOCK IS TRADING AT LESS THAN $1.43 FOR THE TEN TRADING DAYS PRECEDING THE MONTHLY PAYMENT DATE, PARTICULARLY IF LAURUS SEQUENTIALLY CONVERTS PORTIONS OF THESE NOTES INTO SHARES OF OUR COMMON STOCK AT ALTERNATE CONVERSION PRICES AND RESELLS THOSE SHARES INTO THE MARKET.

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

         In addition, Laurus is subject to a contractual 4.99% beneficial ownership limitation that prohibits Laurus from converting the notes if and to the extent that the conversion would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of our outstanding common stock. However, this 4.99% limitation automatically becomes void upon an event of default under the Laurus Notes and can be waived by Laurus upon 75 days' advance notice to us. In addition, this 4.99% limitation does not prevent Laurus from converting the Laurus Notes into shares of common stock and then reselling those shares in stages over time where Laurus and its affiliates do not, at any given time, beneficially own shares in excess of the 4.99% limitation. Further, a contractual limitation that prohibits Laurus from converting the two notes if, and to the extent, the conversion would result in Laurus and its affiliates beneficially owning more than 3,563,524 shares of our common stock, will be removed if and when we obtain stockholder approval at Laurus' request or if an exemption from applicable Nasdaq corporate governance rules becomes available. Consequently, these limitations will not necessarily prevent substantial dilution of the voting power and value of your investment.

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

         IF CONVERSIONS OF THE 2003 NOTE AND 2004 NOTE AT DRAMATICALLY REDUCED CONVERSION PRICES RESULT IN A CHANGE OF CONTROL OF OUR COMPANY OR THE FAILURE OF OUR COMMON STOCK TO MEET NASDAQ MINIMUM BID PRICE REQUIREMENTS, THEN WE COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH COULD REDUCE THE LIQUIDITY OF OUR COMMON STOCK AND INHIBIT OR PRECLUDE OUR ABILITY TO RAISE ANY NEEDED WORKING CAPITAL FROM EQUITY INVESTORS.

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

         The agreements we entered into in connection with our issuance of the Laurus Notes require us to, among other things, register for resale the shares of common stock issued or issuable under the Laurus Notes and the accompanying warrants and maintain the effectiveness of the registration statement for an extended period of time. We are currently in compliance with our registration obligations. If we are unable to maintain effectiveness of the required registration statement, or to modify our registration obligations, then we may be required to pay additional liquidated damages, which would adversely affect our business, operating results, financial condition, and ability to service our other indebtedness by adversely affecting our cash flows.

         OUR ADOPTION OF SFAS NO. 142 INCREASED OUR LOSSES FOR FISCAL 2003 BY $5,824,000 DUE TO AN IMPAIRMENT WRITE-DOWN FOR OUR IT SERVICES DIVISION AND COULD ALSO CAUSE US TO INCUR LARGE LOSSES IN FUTURE ACCOUNTING PERIODS IF WE DETERMINE THAT THERE HAS BEEN ADDITIONAL IMPAIRMENT OF GOODWILL.

         We assess the fair value of our reporting units by considering their projected cash flows, using risk-adjusted discount rates, and other valuation techniques. Accordingly, as of April 1, 2002, we recorded an impairment charge of $5,824,000 to IT services goodwill in fiscal 2003 as a cumulative effect of a change in accounting principle. We are required to perform additional reviews for impairment annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. We cannot predict whether or when there will be an additional impairment charge, or the amount of any such charge. If the charge is significant, it could cause the market price of our common stock to decline. The unamortized balance of goodwill as of March 31, 2005 was $3,088,000.

         OUR SUCCESS DEPENDS, IN PART, ON OUR ABILITY TO RETAIN OUR CURRENT MANAGEMENT TEAM.

         Our founder, Chairman and Chief Executive Officer, Amrit K. Das, and our Chief Operating Officer, Santanu K. Das, have been with us for at least 24 years and 14 years, respectively. Their experience, expertise, industry knowledge and historical company knowledge would be extremely difficult to replace if we were to lose the services of either of them. The precise impact of the loss of services of either of them is extremely difficult to predict, but would likely result in, at a minimum, significant costs to recruit, hire and retain a successor and impair operating results while the successor was being recruited and transitioning into the position.

         THE MARKETS IN WHICH WE CURRENTLY COMPETE WILL CONTINUE TO BE HIGHLY COMPETITIVE, WHICH HAS RESULTED IN SIGNIFICANT PRICE COMPETITION AND MAY RESULT IN REDUCED REVENUES OR LOSS OF MARKET SHARE.

         The engineering and collaborative software products and services and IT services markets, including our EBPO services, each is highly competitive. The market for IT services, including EBPO services, is characterized by an increasing number of entrants due to low start-up costs. Some of our competitors and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than those we have. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance. Our future success will depend significantly upon our ability to increase our share of our target markets and to sell additional products, product enhancements and services to our customers. We are experiencing pricing pressures as we work to expand our software products and services market share. We also are experiencing pricing pressures in our telecommunications operations due to the turmoil in that market sector. As a result of these pricing pressures, we may experience declines in our revenues, gross margins and market share.

         OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY EXCHANGE RATE FLUCTUATIONS.

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

         Sales of our products and services to customers located outside the U.S. accounted for approximately 57.2% and 54.6% of our total net revenues for the fiscal years ended March 31, 2005 and March 31, 2004, respectively. Our intellectual property rights are an important aspect of our international business. We rely primarily on a combination of contract, copyright, trademark and trade secret laws, domain name registration, license and confidentiality agreements and software security measures to protect our proprietary technology. However, we believe that existing laws provide limited protection for our technology and that it may be possible for a third party to misappropriate our technology or to independently develop similar technology. Protective measures we take may be even less effective in the emerging Internet law field because online contracting, privacy and liability issues, among others, are still being resolved. This lack of certainty is even greater in India, where the use of the Internet is less evolved than in the U.S. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where we distribute our products, particularly in foreign countries where the laws generally offer no protection or less protection than the laws of the U.S. The laws of India and other foreign countries in which we operate do not protect intellectual property rights to the same extent as the laws of the U.S. For example, India's statutory laws do not protect service marks. Because a significant portion of our sales of products and services comes from international markets, this lack of copyright and trade secret protection could adversely affect our business and results of operations if a third party were successful in copying our products and services and marketing products and services similar to ours.

         CONFLICTS INVOLVING INDIA AND FUTURE CHANGES IN THE INDIAN GOVERNMENT POLICY FAVORING ECONOMIC LIBERALIZATION COULD MAKE OUR INDIAN OPERATIONS ECONOMICALLY UNVIABLE.

         During the fiscal years ended March 31, 2005 and March 31, 2004, we derived approximately 17.3% and 16.1%, respectively, of our total net revenues from sales made by our Indian operations primarily to customers in India. However, more than one-half of our employees, many of whom are engaged in non-sales activities such as engineering business process outsourcing, technical support and research and development, were based in India. India has from time to time experienced civil unrest and hostilities with its neighboring countries. Although the Indian government has changed several times in recent years, the government of India has pursued policies of economic liberalization throughout the past decade and the new government that came to power in 2004 has promised to continue the same. These policies have resulted in significantly increased opportunities for publicly and privately held businesses in the information technology services markets in which we operate in India. However, we cannot assure you that the current government will remain in power or that these policies will continue. A significant change in the Indian government's policies could cause our operations in India to become more expensive or more difficult, and in either case cause us to have to re-evaluate the economic viability of operating there. Moreover, if civil unrest or hostilities involving India and any of its neighboring countries should occur, it could have an adverse effect on the communication infrastructure in India, which could, in turn, cause our operations there to cease making economic sense. In that event, we may need to expend significant time and resources in relocating and conducting our Indian operations elsewhere.

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

         The market prices of securities of technology-based companies like ours currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during the 52-week period ended July 5, 2005, the high and low sale prices of a share of our common stock were $2.08 and $0.75, respectively. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control. These factors include, among others, deviations in our results of operations from the estimates of securities analysts, changes in securities analysts' estimates of our financial performance, changes in market valuations of similar companies and stock market price and volume fluctuations generally. Additionally, until the full effects of our cost-cutting become clear, including whether those cuts have a long-term adverse effect on revenues, it is likely that our quarter-to-quarter performance will be unpredictable and our stock price particularly volatile.

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

         As of March 31, 2005, we had available net operating loss carryforwards of $21,000,000 for federal income tax purposes and $12,100,000 for state income tax purposes. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period. To the extent we are unable to fully use these net operating loss carryforwards to offset future taxable income, we will be subject to income taxes on future taxable income, which will decrease our after-tax income and cash flows.

         THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK GIVES A FEW INDIVIDUALS SIGNIFICANT CONTROL OVER IMPORTANT POLICY DECISIONS AND COULD DELAY OR PREVENT CHANGES OF CONTROL.

         As of July 5, 2005, our executive officers and directors and their family members together beneficially owned approximately 39.3% of the issued and outstanding shares of our common stock. As a result, these persons have the ability to exert significant control over matters that could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving our company. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change of control of our company, even if the change of control would benefit our stockholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

ITEM 7.  FINANCIAL STATEMENTS.

         Our consolidated financial statements are included in this Form 10-KSB beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended March 31, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Our directors, executive officers and key employees as of July 5, 2005, were as follows:

              Name                           Age                        Position
              ----                           ---                        --------
Amrit K. Das                                 58       Chairman of the Board, Chief Executive Officer,
                                                      President and Director
Santanu K. Das                               31       Executive Vice President, Chief Operating Officer
                                                      and Director
Stephen W. Owen                              45       Corporate Vice President, President of European
                                                      Operations
Bruce K. Nelson                              50       Chief Financial Officer
Clara Y.M. Young                             50       Corporate Vice President, Chief Administrative
                                                      Officer and Secretary
Biren Parikh                                 37       Director of Corporate Sales and Marketing
D. Dean McCormick III (1) (2)(3)             52       Director
Stanley W. Corbett (1) (2)(3)                71       Director
Benedict A. Eazzetta (1) (2)(3)              41       Director

------------------------
(1) Member of Audit Committee.
(2) Member of Compensation and Stock Option Committee.
(3) Member of Nominating and Governance Committee.

DIRECTORS AND EXECUTIVE OFFICERS

         AMRIT K. DAS is the founder of our company. He has served as our Chief Executive Officer and Chairman of our board of directors since our inception in 1981 and as our President since November 2003. Mr. Das also served as our President from our inception until March 1999. Mr. Das holds a B.S. in Civil/Structural Engineering from Calcutta University, India, and an M.S. in Structural Engineering from the University of South Carolina. Mr. Das is the father of Santanu K. Das.

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

         D. DEAN MCCORMICK III is a certified public accountant and has been president of the consulting and accounting firm of McCormick Consulting, Inc. since July 1993. He has been a member of the Audit and Budget Committee for the Catholic Diocese of Orange since February 2004. Mr. McCormick has been a member of the Forum for Corporate Directors since June 2003 and an advisor to the Family Business Program at the University of Southern California since September 2003. He served as president of the Orange County Chapter of the Association for Corporate Growth from 1995 to 1996. Mr. McCormick holds a B.A. degree in Economics from the University of Redlands and an M.B.A. from the University of Southern California.

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

         BENEDICT A. EAZZETTA has served as the president of Intergraph Public Safety, Inc., a division of Intergraph Corporation (Nasdaq NM:INGR), since August 2004. Prior to that, he served as the chief operating officer of Intergraph Process Power & Offshore, an engineering software and services business segment of Intergraph Corporation, and executive vice president of Intergraph Corporation, since May 2001. He co-founded and then served from January 2000 to April 2001 as vice president of product management for Industria Solutions, a privately held software and services company. Mr. Eazzetta served as an engineering executive at ExxonMobil from January 1996 to January 2000. Prior to that, he served in several engineering, staff and management positions, including downstream planning and development, economics and planning, and various operational supervisory roles. Mr. Eazzetta earned a B.S. degree in Nuclear Engineering and an M.S. degree in Mechanical Engineering from Georgia Tech.

KEY EMPLOYEE

         BIREN PARIKH has served as our Director of Corporate Sales and Marketing since April 2000. Prior to joining netGuru, Mr. Parikh served as director of marketing for Infosys Corporation, which serves the e-Business markets. Prior to that, Mr. Parikh launched Digitech International, Inc., which serves the GIS/engineering markets and served as its president. Mr. Parikh holds a B.S. in Information Systems Management from the University of San Francisco.

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

         Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission (the "SEC").

AUDIT COMMITTEE MATTERS

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and stockholders are required by SEC regulations to furnish us with copies of all such reports that they file.

         Based solely upon a review of copies of such reports furnished to us during the fiscal year ended March 31, 2005 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that, during our fiscal 2005, all Section 16(a) filing requirements applicable to our reporting persons were met.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal 2005 shown below.

                                                          Annual Compensation                      Long-Term Compensation
                                                                                              -------------------------------
                                                                                                 Awards            Payouts
                                             ---------------------------------------------    ------------     --------------
                                                                                               Securities
                                                                           Other Annual        Underlying        All Other
         Name and                              Salary        Bonus        Compensation (1)      Options        Compensation
    Principal Position              Year        ($)           ($)               ($)                 (#)             ($)
    ------------------              ----     ----------    ----------     ----------------    ------------     --------------

Amrit K. Das                        2005       217,000         ---               ---              ---            11,749 (3)
   Chairman, Chief Executive        2004       330,462         ---               ---              ---            12,324 (4)
   Officer, President               2003       335,513         ---             34,259 (2)         ---            15,524 (5)

Santanu K. Das                      2005       120,000         ---               ---              ---             8,750 (6)
    Corporate Vice President,       2004       121,615         ---               ---              ---             8,750 (7)
    Chief Operating Officer         2003       120,150         ---               ---              ---            11,242 (8)
                                                               ---
Bruce K. Nelson                     2005       102,423                           ---             20,000           3,073 (9)
   Chief Financial Officer          2004         ---           ---               ---              ---              ---  (*)
                                    2003         ---           ---               ---              ---              ---  (*)

Clara Y.M. Young                    2005       111,370         ---               ---              ---             3,613 (10)
   Corp. Vice President,            2004       126,231         ---               ---             12,000           3,910 (11)
   Chief Administrative             2003       128,682         ---               ---              ---             6,340 (12)
     Officer

Stephen W. Owen                     2005       159,904        9,243              ---              ---             3,376 (13)
   Corporate Vice President,        2004       157,477         ---               ---              ---               767 (13)
   President, European              2003       142,610         ---               492 (14)         ---               680 (13)
     Operations

--------------------------
*    Not reportable.
(1) The costs of certain benefits are not included because they did not exceed, in the case of each named executive officer, the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.
(2) Represent personal expenses paid on behalf of the named executive officer, none of which expenses exceeded 25% of the total expenses reported.
(3) Includes $6,324 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $5,425 in company contributions to the 401(k) plan.
(4) Includes $6,324 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $6,000 in company contributions to the 401(k) plan
(5) Includes $6,324 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $9,200 in company contributions to the 401(k) plan.
(6) Includes $5,150 in premiums paid by us pursuant to a life insurance policy established for the benefit of Santanu Das and $3,600 in company contributions to the 401(k) plan.
(7) Includes $5,150 in premiums paid by us pursuant to a life insurance policy established for the benefit of Santanu Das and $3,600 in company contributions to the 401(k) plan.
(8) Includes $5,150 in premiums paid by us pursuant to a life insurance policy established for the benefit of Santanu Das and $6,092 in company contributions to the 401(k) plan.
(9)  Represent company contributions to the 401(k) plan.
(10) Includes $400 in premiums paid by us pursuant to a long-term disability insurance policy for the benefit of Clara Young and $3,213 in company contributions to the 401(k) plan.
(11) Includes $400 in premiums paid by us pursuant to a long-term disability insurance policy for the benefit of Clara Young and $3,510 in company contributions to the 401(k) plan.
(12) Includes $400 in premiums paid by us pursuant to a long-term disability insurance policy for the benefit of Clara Young and $5,940 in company contributions to the 401(k) plan.
(13) Represents premiums paid by us pursuant to a life insurance policy for the benefit of Stephen Owen. (14) Represents imputed interest for Stephen Owen's non-interest bearing loan.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information regarding options granted in fiscal 2005 to the named executive officers. We have never granted any stock appreciation rights.

                                                                       PERCENT
                                                                       OF TOTAL
                                                                       OPTIONS
                                                    NUMBER OF          GRANTED TO
                                                    SECURITIES         EMPLOYEES      EXERCISE
                                      GRANT         UNDERLYING         IN FISCAL      PRICE PER      EXPIRATION
    NAME                              DATE        OPTIONS GRANTED      YEAR (1)        SHARE            DATE
    ----                              -----       ---------------      ----------     ---------      ----------
    Bruce K. Nelson.............    7/7/2004         20,000 (2)          9.2%          $1.45          7/7/2014
    Stephen W. Owen.............    7/7/2004          7,500 (3)          3.4 %         $1.45          7/7/2014

-------------

(1) Based on options to purchase 218,190 shares granted to our employees during fiscal 2005.
(2) The option vested and became exercisable immediately.
(3) The option vests and become exercisable in three equal annual installments commencing on the date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

          The following table provides information regarding the number of shares of our common stock underlying exercisable and unexercisable in-the-money stock options held by the named executive officers and the values of those options at fiscal year-end. An option is "in-the-money" if the fair market value for the underlying securities exceeds the exercise price of the option. The named executive officers did not hold any stock appreciation rights or exercise any options during fiscal 2005.

                                                               Number of Securities
                                                           Underlying Unexercised Options      Value of Unexercised In-the-Money
                             Shares                             At Fiscal Year-End (#)         Options at Fiscal Year-End ($)(1)
                          Acquired on        Value              ----------------------         ---------------------------------
          Name            Exercise (#)    Realized ($)      Exercisable      Unexercisable      Exercisable        Unexercisable
          ----            ------------    ------------      -----------      -------------      -----------        -------------
Amrit K. Das                  ---            ---              200,000             ---             222,000               ---
Clara Y.M. Young              ---            ---               90,000             ---              99,900              8,880
Stephen W. Owen               ---            ---               92,000             ---             102,120              8,325
Santanu K. Das                ---            ---              200,000             ---             222,000               ---
Bruce K. Nelson               ---            ---               50,000             ---              55,500               ---

------------------
(1) Based on the $1.11 closing price of our common stock on The Nasdaq SmallCap Market on March 31, 2005, the last trading of fiscal year 2005, less the exercise price of the options.

LONG-TERM INCENTIVE PLAN AWARDS

         In fiscal 2005, no awards were made to the named executive officers under long-term incentive plans.

DIRECTORS' COMPENSATION

         From July 2003 to December 2003, Messrs. McCormick, Eazzetta and Corbett, our non-employee directors, were eligible to receive $1,000 per month, each, in consideration for their services on our board of directors. This amount was increased to $1,500 per month in January 2004 and to $2,000 per month effective June 1, 2005. In addition, effective June 1, 2005, the Chairman of the Audit Committee receives an additional $500 per month in consideration for his services as Audit Committee Chairman. Non-employee directors are reimbursed for certain expenses in connection with attendance at board of directors and committee meetings.

         We also periodically award options to our directors under our existing stock option plans and otherwise. During fiscal 2005, we granted fully vested non-qualified stock options to purchase 10,000 shares of common stock each to D. Dean McCormick III, Benedict A. Eazzetta and Stanley W. Corbett. The options have an exercise price of $1.45 per share (which price was the fair market value of a share of our common stock on the date of the grant), vested immediately on the date of the grant, which was July 7, 2004, and expire July 7, 2014.In addition, the vesting of outstanding options granted to non-employee directors shall be accelerated under the circumstances described below with regard to a change in control.

         Effective June 1, 2005, each non-employee director became eligible to receive annual grants of non-qualified stock options to purchase up to 15,000 shares of our common stock on the following terms:

         o The annual grants were effective automatically on June 7, 2005 and will be effective on each April 1 thereafter.
         o The options will be granted under one of our stock option plans to the extent shares are then available under a plan and the grants under a plan can be made in compliance with applicable securities laws.
         o The exercise price of the options will be equal to the Fair Market Value of a share of our common stock as defined in the applicable stock option plan or, if the options are being granted outside of a plan, then the exercise price of the options will be equal to the Fair Market Value of a share of our common stock as defined in our stock option plan most recently approved by our stockholders ("Recent Plan").
         o The expiration date of the options shall be ten years after their date of grant or such earlier date as is provided for non-employee directors (or if there is no such provision for non-employee directors, then as is provided for employee optionees) in the applicable stock option plan or, if there is no applicable stock option plan, then in the Recent Plan.
         o The options shall vest and become exercisable in nine equal monthly installments commencing one month after their date of grant.
         o If the director's service on the board of directors terminates as a result of, and concurrently or within three months following the consummation of, a Change in Control, then the unvested and unexpired options shall vest immediately prior to termination of the director's service. A "Change in Control" means a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act, whether or not We are then subject to such reporting requirement; provided that, without limitation, a Change in Control will be deemed to have occurred if:
                    (i) any "person" (as such term is used in Sections 13(d) and
                        14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of our company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of our company representing 35% or more of the combined voting power of our company's then outstanding voting securities;
                  (ii) there is a merger or consolidation of our company in which our company does not survive as an independent public company;
                  (iii) business or businesses of our company that generated at least 50% of our consolidated revenues for the then most recently completed fiscal year are disposed of by us pursuant to a partial or complete liquidation of our company, a sale of assets (including stock of a subsidiary) of the company, or otherwise; or

                  (iv) during any period of two consecutive years during the term of the option, individuals who, at the beginning of such period constitute the board of directors, cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period. However, no transaction, that effects a mere reincorporation of our company or reorganizes our company, will be considered a "Change in Control" for purposes of the options.

         In addition, effective June 1, 2005, our board of directors and audit committee resolved that the vesting of outstanding options previously granted to non-employee directors shall be accelerated under the circumstances described above.

REPRICING OF OPTIONS AND SARS

         No adjustments to or repricing of stock options previously awarded to named executives occurred in fiscal 2005.

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

         In December 2003, Amrit Das voluntarily agreed to reduce his annual salary by $100,000, effective April 2004. The $100,000 is to be used toward the expansion of our EBPO services, which Mr. Das is managing from India. Every pay period, $3,846 is transferred into a separate bank account set aside specifically for EBPO service expenses. We anticipate that after our EBPO services reach annual targeted revenues, we may award Mr. Das in future periods all or any portion of the amount by which his salary has been reduced. In March 2004, Ms. Young voluntarily agreed to reduce her annual salary by $6,000 from $117,000 to $111,000 effective April 2004.

         In June 2005, the annual salaries of Mr. Santanu Das and Ms. Young were increased to $165,000 and $123,000, respectively. In addition, the annual salary of Mr. Bruce Nelson, Chief Financial Officer was increased to $127,000. Each of Mr. Amrit Das, Mr. Santanu Das, Mr. Nelson and Ms. Young (collectively, the "Executives"), may also receive an annual bonus at the discretion of the Compensation Committee of the board of directors based upon achievement of certain operating income targets and contribution of the recipient to profitability during fiscal 2006. The annual discretionary bonuses may be up to 50% of Mr. Santanu Das' base salary or up to 30% of the annual base salaries of the other three Executives.

         In addition, in June 2005, we also entered into Change in Control and Executive Retention Agreements with each of Mr. Amrit Das, Mr. Santanu Das, Ms. Young and Mr. Nelson. The retention agreements will continue in effect through March 31, 2006. Commencing on April 1, 2006 and each April 1 thereafter, the term of the retention agreements shall automatically be extended for one additional year unless, not later than December 31 of the preceding year, we give notice to each or all of the Executives of our intention not to continue the retention agreements.

         The retention agreements generally provide for payment of severance benefits if the Executives are terminated following a change in control during the term of the retention agreements, unless the termination is due to an Executive's death or disability, is made by us for cause, or is made by an Executive other than for good reason. The retention agreements also contain certain provisions regarding a "Change in Control" as defined Item 6(e) of
Schedule 14A of Regulation 14A promulgated under the Exchange Act, whether or not we are then subject to such reporting requirement. A Change in Control will be deemed to have occurred if:
    (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under our employee benefit plan is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our securities representing 35% or more of the combined voting power of our then outstanding voting securities;
   (ii) there is a merger or consolidation of our company in which our company does not survive as an independent public company;
  (iii) the business or businesses of our company for which the services principally performed by any of the Executives are disposed of by us pursuant to a partial or complete liquidation of our company, a sale of assets (including stock of a subsidiary) of our company, or otherwise; or
   (iv) during any period of two consecutive years during the term of the agreements, individuals who, at the beginning of such period constitute the board of directors, cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period. However, no transaction that effects a mere reincorporation of our company or reorganizes our company, will be considered a "Change in Control" for purposes of these agreements.

Following a Change in Control during the term of the retention agreements, each Executive will be entitled to:

   (a) during a period of disability, receive base salary at the rate in effect at the commencement of the disability period until we terminate the retention agreement in accordance with its terms;

   (b) if termination is by us for cause, by an Executive other than for good reason, or due to death, disability or retirement, receive full base salary plus other amounts otherwise due through the date of termination;

   (c) if termination is by us other than for cause, retirement or disability, or by an Executive for good reason, receive:

        o full base salary plus other amounts otherwise due through the date of termination;

        o vesting of all unvested benefits the Executive has accrued under any stock option, retirement or deferred compensation plan, program or agreement of our company in which the Executive participates, payable subject to the same actuarial and interest factors applicable and in accordance with the options available and selected by the Executive under such plans or programs.

        o a lump sum severance payment equal to the sum of the Executive's annual base salary in effect immediately prior to the occurrence of the circumstance that gives rise to the termination ("Circumstance") plus the bonus paid to the Executive during the twelve calendar months preceding the Circumstance;

        o for twelve months after termination, receive for the Executive and its dependents life, disability, accident and health insurance benefits substantially similar to those received immediately prior to the notice of termination, provided that the Executive must continue to make the required employee contribution payments; and

        o payment of legal fees and expenses incurred by the Executive as a result of the termination.

         The retention agreements provide that the severance payment to an Executive will be reduced if and to the extent that any payment or benefit received or to be received by the Executive in connection with a change in control or the termination of the Executive's employment following a change in control would constitute an excess parachute payment as defined in Section 280G(b) of the Internal Revenue Code.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP TABLE

     GENERAL

         As of July 5, 2005, 19,117,154 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

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

         Beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the SEC, and generally includes voting or investment power with respect to securities. Except as indicated below, we believe each holder possesses sole voting and investment power with respect to all of the shares of common stock shown below as owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options or warrants or underlying notes held by that holder that are currently exercisable or convertible or are exercisable or convertible within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for computing the percentage ownership of any other person or group.

     SHARES BENEFICIALLY OWNED BY LAURUS MASTER FUND, LTD.

         Laurus is a security holder named in the table below. Laurus holds a warrant to purchase up to 200,000 shares of our common stock that we issued in December 2002 ("2002 Warrant") in connection with the issuance of a secured convertible note. Laurus also holds a warrant to purchase up to 180,000 shares of our common stock that we issued in July 2003 ("2003 Warrant") in connection with a revolving credit facility and the 2003 Note. Laurus also holds a warrant to purchase up to 130,000 shares of our common stock that we issued in April 2004 ("2004 Warrant") in connection with the 2004 Note described below. The 2002 Warrant, 2003 Warrant and 2004 Warrant (collectively, "Laurus Warrants") are exercisable at various fixed exercise prices. The exercise prices and number of shares underlying those warrants are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like.

         The 2003 Note is convertible at a fixed conversion price of $1.30 per share, subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like, and in connection with future issuances of our common stock at prices per share below the then-applicable conversion price. However, under certain circumstances, such as if we are in default under the note or if a conversion occurs pursuant to a call notice, an alternate conversion price based on a discount from the market price of our common stock may apply. As of the date of the table, the outstanding principal balance of the 2003 Note was $1,510,000. For purposes of calculating the number of shares shown in the table as underlying the note, we have used a conversion price of $1.30.

         The 2004 Note is convertible at a fixed conversion price of $1.29 per share, subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like, and in connection with future issuances of our common stock at prices per share below the then-applicable conversion price. However, under certain circumstances, such as if we are in default under the note or if a conversion occurs pursuant to a call notice, an alternate conversion price based on a discount from the market price of our common stock may apply. As of the date of the table, the outstanding principal balance of the 2004 Note was $970,000. For purposes of calculating the number of shares shown in the table as underlying the note, we have used a conversion price of $1.29.

         Laurus is subject to various beneficial ownership and conversion volume limitations with regard to the Laurus Notes and the Laurus Warrants. Laurus may not on any given date exercise or convert these instruments if, and to the extent, that the exercise or conversion would result in the issuance of a number of shares of common stock with a dollar value that exceeds 25% of the aggregate dollar trading volume of our common stock during the preceding 30 trading days. However, Laurus may make a series of smaller exercises or conversions that do not exceed this limitation.

         In addition, Laurus is subject to a contractual 4.99% beneficial ownership limitation that prohibits Laurus from converting the Laurus Notes and exercising the Laurus Warrants if and to the extent that the conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of our outstanding common stock. However, this 4.99% limitation automatically becomes void upon an event of default under the Laurus Notes, and can be waived by Laurus upon 75 days' advance notice to us. In addition, this 4.99% limitation does not prevent Laurus from converting the Laurus Notes into or exercising the Laurus Warrants for shares of common stock and then reselling those shares in stages over time where Laurus and its affiliates do not, at any given time, beneficially own shares in excess of the 4.99% limitation. Further, a contractual limitation that prohibits Laurus from converting the Laurus Notes or exercising the Laurus Warrants if, and to the extent, the conversion or exercise would result in Laurus and its affiliates beneficially owning more than 3,565,514 shares of our common stock, will be removed if and when we obtain stockholder approval at Laurus' request or if an exemption from applicable Nasdaq corporate governance rules becomes available.

         To our knowledge, Laurus has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by it, except that Laurus Capital Management, LLC, a Delaware limited liability company, may be deemed a control person of the shares held by Laurus. David Grin and Eugene Grin are directors of Laurus and the sole members of Laurus Capital Management, LLC, and their address is 825 3rd Avenue, 14th Floor, New York, New York 10022.

     Name and Address                        Amount and Nature of Beneficial             Percent of Class
   of Beneficial Owner                          Ownership of Common Stock                of Common Stock
   -------------------                          -------------------------                ---------------
     Amrit K. Das                                     2,770,018 (1)                         14.3%

     Santanu K. Das                                   2,750,900 (2)                         14.2%

     Bruce K. Nelson                                     50,000 (3)                           *

     Clara Y.M. Young                                   125,372 (4)                           *

     Stephen W. Owen                                    175,524 (5)                           *

     D. Dean McCormick III                                6,000 (3)                           *

     Benedict A. Eazzetta                                 6,000 (3)                           *

     Stanley W. Corbett                                  12,000 (3)                           *

     Sormistha Das                                    1,874,924 (6)                          9.8%

     Peter Kellogg                                    3,835,800 (7)                         20.1%

     Diker Management LLC                               967,424 (8)                          5.1%

     Laurus Master Fund, Ltd.                         2,447,196 (9)                         11.3%

     All directors and executive
      officers as a group (8 persons)                 5,895,814 (10)                        29.8%

---------------
(1) Includes 1,279,759 shares of common stock held by the A. and P. Das Living Trust, of which trust Amrit Das is the trustee, and 200,000 shares of common stock underlying options. Also includes 50,000 shares of common stock held by the Purabi Das Foundation, Inc., of which foundation Amrit Das is the trustee. Mr. Das disclaims beneficial ownership of the shares held by the foundation.
(2)    Includes 200,000 shares of common stock underlying options.
(3)    Represents shares of common stock underlying options.
(4)    Includes 90,000 shares of common stock underlying options.
(5) Includes 38,202 shares of common stock held indirectly through Mr. Owen's spouse and 92,000 shares of common stock underlying options.
(6)    Includes 12,000 shares of common stock underlying options.
(7)    The address for Mr. Kellogg is 120 Broadway, New York, New York, 10271.
(8) Power to dispose of the shares beneficially owned by the Diker Management, LLC is held by Messrs. Charles M. Diker and Mark N. Diker as Managing Members. The address for Diker Management, LLC, is 745 Fifth Avenue, Suite 1409, New York, NY 10151 as reported on a Schedule 13G filed April 20, 2005.
(9) Represents 510,000 shares of common stock underlying warrants and 1,937,196 shares of common stock underlying convertible promissory notes.
(10) Includes 656,000 shares of common stock underlying options, 50,000 shares of common stock that are held indirectly by Amrit Das and as to which Mr. Das disclaims beneficial ownership, and 38,202 shares of common stock that are held indirectly by Mr. Owen's spouse.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of March 31, 2005. The existing equity compensation plans include Research Engineers, Inc. 1996 Stock Option Plan (the "1996 Plan"), Research Engineers, Inc. 1997 Stock Option Plan (the "1997 Plan"), Research Engineers, Inc. 1998 Stock Option Plan (the "1998 Plan") netGuru, Inc. 2000 Stock Option Plan (the "2000 Plan"), netGuru, Inc. 2003 Stock Option Plan (the "2003 Plan") and net Guru, Inc. 2004 Stock Option Plan (together "the option plans").

                                                                                      Number of Securities
                                                                                     Remaining Available for
                                                                                      Future Issuance Under
                               Number of Securities to be      Weighted Average        Equity Compensation
                                Issued Upon Exercise of       Exercise Price of         Plans (Excluding
                                Outstanding Options and      Outstanding Options     Securities Reflected in
       Plan Category                  Warrants (1)              and Warrants               Column (a))
       -------------                  ------------              -------------              -----------
                                          (a)                       (b)                        (c)
Equity compensation
   plans approved by                   1,725,000                     $1.97                  1,930,000
   security holders
Equity compensation
   plans not approved by                 953,000                     $2.76                     ---
   security holders(2)

                              ----------------------------- ----------------------- ------------------------
Total                                  2,678,000                     $2.25                  1,930,000
                              ============================= ======================= ========================

(1) Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.
(2) Represents 745,000 warrants and 208,000 options outstanding under equity compensation plans not approved by security holders

         Options outstanding under equity compensation plans that were not approved by security holders at March 31, 2005, were 208,000 at a weighted average exercise price per share of $1.07, including an option to purchase 200,000 shares granted to a former executive pursuant to a separation agreement, and options granted to consultants to purchase 8,000 shares for services rendered and to be rendered.

         Warrants outstanding under equity compensation plans that were not approved by security holders at March 31, 2005, were 745,000 at a weighted average exercise price per share of $3.73 issued as consideration for investor relations and business advisory services.

         Options outstanding under equity compensation plans approved by security holders at March 31, 2005, were (see Note 4 "Stockholders' Equity" of Notes to Consolidated Financial Statements included in this report for further information regarding the option plans):

                                                               Weighted Average
                                                                Exercise Price
                       Plan           Options Outstanding          Per Share
                       ----           -------------------          ---------

                       1996                 291,000                  $1.39
                       1997                 268,000                  $1.49
                       1998                 412,000                  $2.22
                       2000                 591,000                  $2.46
                       2003                 163,000                  $1.43
                 ---------------     ---------------------    -----------------
                      Total                 1,725,000                $1.97
                 ===============     =====================    =================

         The option plans permit grants of both incentive stock options and non-qualified stock options. Options under all plans generally vest over 3 years, though the vesting periods may vary from person to person, and are exercisable subject to continued service and other conditions.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As described in Item 11 of this report, in December 2002, we entered into a Securities Purchase Agreement with Laurus, which was amended on August 4, 2003. Pursuant to that amended agreement, we issued to Laurus the 2002 Note and 2002 Warrant. The net proceeds from the 2002 Note were used for general working capital. In connection with this financing, we paid a $200,000 fee to an affiliate of Laurus.

         On July 31, 2003, we obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility ("Facility") from Laurus. In connection with this financing, we issued to Laurus the 2003 Warrant. The amount available under this revolving credit facility is reduced by the balances outstanding on the 2003 Note and the 2004 Note.

         On December 4, 2003, we issued to Laurus a three-year, 5% secured convertible note ("2003 Note"), which consisted of $900,000 that we had borrowed under the credit facility and $500,000 in additional borrowings. The net proceeds from the 2003 Note were used for general working capital. At March 31, 2005, we had no borrowings under the Facility. The interest rate on the 2003 Note was equal to the greater of 5% or prime rate plus 1 %. The 2003 Note was to mature on December 3, 2006. The fixed conversion price, upon which potential issuances of the Company's common stock to satisfy the obligations of the 2003 Note were based, was $1.30. In connection with this financing, we paid a $140,000 fee to an affiliate of Laurus.

         In April 2004, the 2003 Note was amended and restated ("Amended and Restated 2003 Note") to include $1,000,000 in additional borrowings. The Amended and Restated 2003 Note requires monthly principal payments of $50,000 plus accrued interest (payable in arrears) commencing August 1, 2004, with the entire remaining principal balance becoming due on December 3, 2006. At March 31, 2005, the Company had an outstanding balance of $1,641,000, excluding unamortized fees and unamortized beneficial conversion adjustments, under the Amended and Restated 2003 Note.

         On December 23, 2004, we issued to Laurus a secured convertible note (the "2004 Note") in the amount of $1,000,000. In connection with the financing, we issued the 2004 Warrant. The net proceeds from the 2004
Note were used for general working capital. The 2004 Note matures on December 23, 2007. The fixed conversion price, upon which potential issuances of our common stock to satisfy the obligations of the 2004 Note are based, is $1.29. The 2004 Note, which is being amortized over a 36-month period terminating on December 23, 2007, must be repaid through the issuance of shares our common stock under certain conversion criteria. Any amount of the 2004 monthly payment that cannot be converted into our common stock due to failure to meet the conversion criteria must be paid in cash at a rate of 102% of the monthly principal amount. Beginning with July 1, 2005, through November 2007, we are required to pay principal payments of $30,000 plus accrued interest. On December 23, 2007, we are required to pay the entire remaining balance of the 2004 Note plus accrued interest. In connection with this financing, we paid a $140,000 fee to an affiliate of Laurus. As of March 31, 2005, the outstanding principal balance on the 2004 Note was $1,000,0000.

         As a result of these transactions, Laurus became the beneficial owner of more than 5% of our outstanding common stock if contractual beneficial ownership and conversion limitations (as described in Item 11 of this report) are disregarded.

         In October 2003, we borrowed $100,000 from Mr. Amrit Das, our Chief Executive Officer, and issued to him a 7.25% interest bearing unsecured promissory note. The proceeds were used for working capital. The principal along with the accrued interest are due on or before March 31, 2006. As of March 31, 2005, the total outstanding principal balance on this note was $100,000, which is included in the current portion of our long-term debt.

         In December 2004, Mr. Amrit Das personally guaranteed a term loan from a bank in India. The term loan is secured by substantially all of our assets located in India. The loan bears an annual interest of 9.5% payable monthly. The principal is payable in quarterly installments beginning January 2005 and ending December 2009. At March 31, 2005, the balance on this loan was $440,000.

         We are a party to director and executive officer compensation arrangements, employment, change in control and separation agreements with related parties, as more particularly described in Item 10 of this report. In addition, Sormistha Das, who beneficially owned 9.8% of our outstanding shares of common stock as of July 5, 2005, and is the daughter of Mr. Amrit Das and sister of Santanu K. Das, serves as our assistant controller.

         On June 28, 2005, we entered into a waiver and extension with Laurus, pursuant to which we agreed to amend the definition of "Effectiveness Date" contained in a registration rights agreement (the "Agreement") dated December 23, 2004 that we entered into simultaneously with the issuance of the 2004 Note and the 2004 Warrant. Pursuant to the Agreement, we were required to file by a January 22, 2005 initial filing date a resale registration statement with the SEC covering the shares of common stock issuable upon conversion of the 2004 Note and upon exercise of the 2004 Warrant. We were also required to obtain effectiveness of the registration statement by a May 22, 2005 initial Effectiveness Date.

         The Agreement provides that:

         o if a registration statement is not filed on or prior to the initial filing date, or

         o if the registration statement is not declared effective by the SEC by the Effectiveness Date, or

         o if after the registration statement is filed with and declared effective by the SEC, the registration statement ceases to be effective as to all registrable securities to which it is required to relate at any time prior to the time that all of the registrable securities have been sold or may be sold without volume restrictions under Rule 144(k) of the Securities Act, or

         o if trading of our common stock is suspended for more than three trading days, then subject to certain grace periods, until the event described above is cured, we must pay to Laurus cash liquidated damages equal to 1.0% for each 30-day period (prorated for partial periods) of the original principal amount of the 2004 Note.

         We were unable to meet either the initial filing deadline or the initial Effectiveness Date. Accordingly, we and Laurus entered into the June 28, 2005 waiver and extension. The waiver and extension provides that the January 22, 2005 initial filing deadline is waived. The waiver and extension also provides that the amended Effectiveness Date for the initial registration statement filed under the Agreement is September 1, 2005, and with respect to each additional registration statement that may be required to be filed in the future, a date no later than 30 days following the applicable filing date. We paid $10,000 in liquidated damages for the delay in the registration statement being declared effective by the SEC.

ITEM 13.  EXHIBITS.

        Exhibit
        Number                           Description
        ------                           -----------

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

         2.4 Asset Purchase Agreement dated September 23, 2004, between the registrant and Reliance Consulting, Inc. (3)

         3.1 Form of Restated Certificate of Incorporation of the registrant filed with the Delaware Secretary of State on August 28, 2000 (3)

         3.2      Bylaws of the registrant (5)

         3.3 Action With Respect To Bylaws, as certified by the registrant's Secretary on October 22, 2004 (6)

         10.1 Common Stock Purchase Warrant dated December 13, 2002 issued by the registrant in favor of Laurus Master Fund, Ltd. (7)

         10.2 Security Agreement dated July 31, 2003 by and between the registrant and Laurus Master Fund, Ltd. (8)

         10.3 Secured Convertible Note dated July 31, 2003 made by the registrant in favor of Laurus Master Fund, Ltd. (8)

         10.4 Common Stock Purchase Warrant dated July 31, 2003 issued by the registrant in favor of Laurus Master Fund, Ltd. (8)

         10.5 Registration Rights Agreement dated July 31, 2003 by and between the registrant and Laurus Master Fund, Ltd. (8)

         10.6 Amendment No. 2 to Securities Purchase Agreement dated August 4, 2003, by and between the registrant and Laurus Master Fund, Ltd. (8)

         10.7 Amendment No. 2 to Secured Convertible Note dated August 4, 2003 by and between the registrant and Laurus Master Fund, Ltd. (8)

         10.8 Security Agreement dated December 4, 2003 by and between the registrant and Laurus Master Fund, Ltd. (9)

         10.9 Registration Rights Agreement dated December 4, 2003 by and between the registrant and Laurus Master Fund, Ltd. (9)

         10.10 Secured Convertible Note dated December 4, 2003 made by the registrant in favor of Laurus Master Fund, Ltd. (9)

         10.11 Amended and Restated Convertible Note dated December 4, 2003 in the principal amount of $2,400,000 made by the registrant in favor of Laurus Master Fund, Ltd. (10)

         10.12 Securities Purchase Agreement dated December 23, 2004 by and between the registrant and Laurus Master Fund, Ltd. (11)

         10.13 Secured Convertible Note dated December 23, 2004 in the principal amount of $1,000,000 made by the registrant in favor of Laurus Master Fund, Ltd. (11)

         10.14 Registration Rights Agreement dated December 23, 2004 issued the registrant in favor of Laurus Master Fund, Ltd. (11)

         10.15 Security Agreement dated December 23, 2004 by and between the registrant and Laurus Master Fund, Ltd. (11)

         10.16 Common Stock Purchase Warrant dated December 23, 2004 issued by the registrant in favor of Laurus Master fund, Ltd. (11)

         10.17    Research Engineers, Inc. 1996 Stock Option Plan (5) (#)

         10.18    Research Engineers, Inc. 1997 Stock Option Plan (12) (#)

         10.19    Research Engineers, Inc. 1998 Stock Option Plan (13) (#)

         10.20    netGuru, Inc. 2000 Stock Option Plan (12) (#)

         10.21    netGuru, Inc. 2003 Stock Option Plan (14) (#)

         10.22 Employment Agreement dated June 1, 2001, by and between the registrant and Amrit K. Das (15) (#)

         10.23 Employment Agreement dated June 1, 2001, by and between the registrant and Clara Y. M. Young (15) (#)

         10.24 Employment Agreement dated June 1, 2001, by and between the registrant and Santanu Das (15) (#)

         10.25 Standard Industrial/Commercial Single-Tenant Lease-Net dated November 30, 1999 by and between Lowenberg Corporation and the registrant (16)

         10.26 Separation and Release Agreement dated December 24, 2003 by and between the registrant and Jyoti Chatterjee (9) (#)

         10.27 Description of Salary and Bonus Programs for Executive Officers for Fiscal Year 2006 (17) #

         10.28    Description of Non-Employee Director Compensation (17) (#)

         10.29 Form of Change in Control and Executive Retention Agreement approved effective as of June 1, 2005 between netGuru, Inc. and each of Amrit K Das, Santanu Das, Clara Young and Bruce K. Nelson (17) (#)

         10.30 Form of Non-Qualified Stock Option Agreement dated June 7, 2005 between netGuru, Inc. and each non-employee director (17) (#)

         10.31 Waiver of Section 2(a) and Extension of Section 2(b) of Registration Rights Agreement dated June 28, 2005 (18)

         21       Subsidiaries of the registrant

         23.1     Consent of Independent Registered Public
                  Accounting Firm (Haskell & White LLP)

         23.2     Consent of Independent Registered Public Accounting Firm (KPMG
                  LLP)

         31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------
# Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

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

(6) Filed as an exhibit to the registrant's Form 8-K for October 29, 2004 that was filed with the SEC on October 29, 2004 (File No. 0-28560), and incorporated herein by reference

(7) Filed as an exhibit to the registrant's Form 10-KSB for March 31, 2003 that was filed with the SEC on July 15, 2003 (File No. 0-28560), and incorporated herein by reference.

(8) Filed as an exhibit to the registrant's Form 8-Kfor July 25, 2003 that was filed with the SEC on August 7, 2003 (File No. 0-28560), and incorporated herein by reference.

(9) Filed as an exhibit to the registrant's registration statement on Form S-3 that was filed with the SEC on January 6, 2004 (File No. 333-112181), and incorporated herein by reference.

(10) Filed as an exhibit to the registrant's Form 8-Kfor April 27, 2004 that was filed with the SEC on June 3, 2004 (File No. 0-28560), and incorporated herein by reference.

(11) Filed as an exhibit to the registrant's Form 8-Kfor December 23, 2004 that was filed with the SEC on December 30, 2004 (File No. 0-28560), and incorporated herein by reference.

(12) Filed as an exhibit to the registrant's registration statement on Form S-8 (Registration No. 333-84184) that was filed with the SEC on March 12, 2002, and incorporated herein by reference.

(13) Filed as an exhibit to the registrant's proxy statement that was filed with the SEC pursuant to Section 14 (a) of the Securities Act on November 12, 1998 (File No. 0-28560), and incorporated herein by reference.

(14) Filed as an exhibit to the registrant's Definitive Proxy Statement that was filed with the SEC pursuant to Section 14 (a) of the Securities Act on October 14, 2003 (File No. 0-28560), and incorporated herein by reference.

(15) Filed as an exhibit to the registrant's Form 10-KSB for March 31, 2001 that was filed with the SEC on July 13, 2001 (File No. 0-28560), and incorporated herein by reference.

(16) Filed as an exhibit to Amendment No. 1 to the registrant's Form 10-KSB for March 31, 2002 that was filed with the SEC on December 3, 2002 (File No. 0-28560), and incorporated herein by reference.

(17) Filed as an exhibit to the registrant's current report on Form 8-K for June 7, 2005 that was filed with the SEC on June 7, 2005 (File No. 0-28560), and incorporated herein by reference.

(18) Filed as an exhibit to the registrant's current report on Form 8-K for June 28, 2005 that was filed with the SEC on July 5, 2005 (File No. 0-28560), and incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table presents fees for professional audit services rendered by Haskell & White LLP ("Haskell & White") for the year ended March 31, 2005 and KPMG LLP ("KPMG") for the year ended March 31, 2004.

                                                        2005            2004
                                                        ----            ----
             Audit Fees (1)                        $  163,000      $  235,000
             Audit-Related Fees (2)                         -               -
             Tax Fees (3)                                   -               -
             All Other Fees (4)                             -               -
                                                    ---------------------------
                 Total                              $  163,000      $  235,000
                                                    ===========================

(1) Audit Fees: Includes $119,000 of fees for professional services performed by Haskell & White in fiscal 2005, for the audit of our annual financial statements and review of financial statements included in our 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-3 or Form S-8.

(2) Audit-Related Fees: Haskell & White and KPMG did not provide any audit-related services.

(3) Tax Fees: Haskell & White and KPMG did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from "Audit-Related" items.

(4) All Other Fees: Haskell & White and KPMG did not provide other permissible work for us that does not meet the above category descriptions.


PRE-APPROVAL POLICY

Our Audit Committee is responsible for approving all Audit, Audit-Related, Tax and Other Services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by our company after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services. Such interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.

                         NETGURU, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


1. Reports of Independent Registered Public Accounting Firms                F-2

2. Consolidated Financial Statements:

       Consolidated Balance Sheet as of March 31, 2005                      F-4

       Consolidated Statements of Operations for the years ended
       March 31, 2005 and 2004                                              F-5

       Consolidated Statements of Stockholders' Equity and
       Comprehensive Loss for the years ended
       March 31, 2005 and 2004                                              F-7

       Consolidated Statements of Cash Flows for the years ended
       March 31, 2005 and 2004                                              F-8

       Notes to Consolidated Financial Statements                           F-10

                                    REPORT OF


                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
netGuru, Inc.:


We have audited the consolidated balance sheet of netGuru, Inc. and subsidiaries as of March 31, 2005 and the related consolidated statement of operations, consolidated stockholders' equity and comprehensive loss, and statement of cash flows. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion or the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of netGuru, Inc. and subsidiaries as of March 31, 2005, and the results of their operations and their cash flows for the year ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.



                                                     /s/ Haskell & White LLP

July 12, 2005
Irvine, California

                                    REPORT OF


                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
netGuru, Inc.:


We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows of netGuru, Inc. and subsidiaries (the Company) for the year ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of netGuru, Inc. and subsidiaries for the year ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ KPMG LLP

June 16, 2004, except as to notes 9 and 10, which are as of March 11, 2005. Costa Mesa, California

                             NETGURU, INC. AND SUBSIDIARIES

                               Consolidated Balance Sheet

                                     March 31, 2005

                   (In thousands, except share and per share amounts)

                                         ASSETS

Current assets:
    Cash and cash equivalents                                                $  3,619
    Restricted cash                                                                62
                                                                             --------
                  Total cash and cash equivalents                               3,681

    Accounts receivable (net of allowance for doubtful accounts of $705)        4,334
    Income tax receivable                                                          15
    Notes and related party loans receivable                                       12
    Deposits                                                                       96
    Prepaid expenses and other current assets                                   1,343
                                                                             --------

           Total current assets                                                 9,481

Property, plant and equipment, net                                              1,682
Goodwill                                                                        3,088
Other assets                                                                      242
                                                                             --------

                                                                             $ 14,493
                                                                             ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt, net of discount of $222               $  1,297
    Related party loans payable                                                   100
    Current portion of capital lease obligations                                  144
    Accounts payable                                                              464
    Income tax payable                                                             29
    Accrued expenses                                                            1,136
    Deferred revenues                                                           2,697
    Other liabilities                                                             212
                                                                             --------

           Total current liabilities                                            6,079

Long-term debt, net of current portion and net of discount of $200              2,108
Capital lease obligations, net of current portion                                 343
Deferred gain on sale-leaseback                                                   678
                                                                             --------

           Total liabilities                                                    9,208
                                                                             --------

Commitments and contingencies  (note 7)
Subsequent event (note 12)

Stockholders' equity:
    Preferred stock, par value $.01; authorized 5,000,000
      shares; no shares issued and outstanding                                     --
    Common stock, par value $.01; authorized 150,000,000
      shares; 19,117,154  shares issued and outstanding                           191

    Additional paid-in capital                                                 36,869
    Accumulated deficit                                                       (31,232)
    Accumulated other comprehensive loss:
      Cumulative foreign currency translation adjustments                        (543)
                                                                             --------

           Total stockholders' equity                                           5,285
                                                                             --------

                                                                             $ 14,493
                                                                             ========

              See accompanying notes to consolidated financial statements.


                                    NETGURU, INC. AND SUBSIDIARIES

                                Consolidated Statements of Operations

                                 Years ended March 31, 2005 and 2004

                          (In thousands, except share and per share amounts)

                                                                          2005              2004
                                                                      ------------      ------------
Net revenues:
    Engineering and collaborative software products and services      $     11,636      $     11,550
    IT services                                                              4,207             5,012
                                                                      ------------      ------------

           Total net revenues                                               15,843            16,562

Cost of revenues:
    Engineering and collaborative software products and services               786             1,011
    IT services                                                              2,757             3,960
                                                                      ------------      ------------

           Total cost of revenues                                            3,543             4,971

           Gross profit                                                     12,300            11,591
                                                                      ------------      ------------

Operating expenses:
    Selling, general and administrative                                      9,753            10,602
    Research and development                                                 1,578             2,042
    Bad debt expense                                                           355                60
    Depreciation                                                               990               944
                                                                      ------------      ------------

           Total operating expenses                                         12,676            13,648
                                                                      ------------      ------------

           Operating loss                                                     (376)           (2,057)
                                                                      ------------      ------------

Other expense (income):
    Interest, net                                                              543               658
    Other                                                                     (102)             (128)
                                                                      ------------      ------------

           Total other expense                                                 441               530
                                                                      ------------      ------------

Loss from continuing operations before income taxes                           (817)           (2,587)

Income tax expense                                                              38                15
                                                                      ------------      ------------
Loss from continuing operations                                               (855)           (2,602)
                                                                      ------------      ------------

Discontinued operations (note 10):
    Loss from operations of e-Destinations                                      --              (148)
    Loss from operations of Web-based telecommunications services              (50)              (69)
    Impairment loss from e-destinations                                         --              (291)
    Gain on sale of Web-based telecommunications services                      117                --
                                                                      ------------      ------------
                   Income (loss) from discontinued operations                   67              (508)
                                                                      ------------      ------------

                   Net loss                                           $       (788)     $     (3,110)
                                                                      ============      ============

                                    (continued on following page)


                                   NETGURU, INC. AND SUBSIDIARIES

                          Consolidated Statements of Operations (Continued)

                                 Years Ended March 31, 2005 and 2004

                          (In thousands, except share and per share amounts)


                                                                          2005              2004
                                                                      ------------      ------------
Basic and diluted loss per common share:

Loss per common share from continuing operations                      $      (0.05)     $      (0.15)
Income (loss) from discontinued operations                                    0.01             (0.03)
                                                                      ------------      ------------
Basic and diluted loss per common share                               $      (0.04)     $      (0.18)
                                                                      ============      ============
Weighted average shares used in computing basic and diluted loss
   per common share                                                     18,857,866        17,602,584
                                                                      ============      ============


                    See accompanying notes to consolidated financial statements.


                                                    NETGURU, INC. AND SUBSIDIARIES

                               Consolidated Statements of Stockholders' Equity and Comprehensive Loss

                                                 Years ended March 31, 2005 and 2004

                                                (In thousands, except share amounts)


                                                                                               ACCUMULATED
                                              COMMON STOCK                                        OTHER        TOTAL         TOTAL
                                         ------------------------   ADDITIONAL                   COMPRE-       STOCK      COMPREHEN-
                            PREFERRED    NUMBER OF      PAR         PAID-IN     ACCUMULATED     HENSIVE       HOLDERS'      SIVE
                              STOCK        SHARES       VALUE       CAPITAL       DEFICIT        (LOSS)        EQUITY      (LOSS)
                           -----------   ----------   ----------   ----------    ----------    ----------   ----------    ----------
Balance, March 31, 2003    $        --   17,325,150   $      173   $   33,322    $  (27,334)   $     (851)  $    5,310


    Net loss                        --           --           --           --       (3,110)           --       (3,110)    $  (3,110)

    Foreign currency
   translation                      --           --           --           --           --           168          168           168
                           -----------   ----------   ----------   ----------    ----------    ----------   ----------    ----------

Comprehensive loss for
   the year ended March
   31, 2004                         --           --           --           --       (3,110)          168           --     $  (2,942)
                           ===========   ==========   ==========   ==========    ==========    ==========   ==========    ==========

Issuance of common stock            --      762,004            8        1,149            --            --        1,157

Issuance of warrants
   and options                      --           --           --          881            --            --          881

                           -----------   ----------   ----------   ----------    ----------    ----------   ----------

Balance, March 31, 2004             --   18,087,154          181       35,352       (30,444)         (683)       4,406

    Net loss                        --           --           --           --         (788)           --         (788)    $   (788)

    Foreign currency
       translation                  --           --           --           --            --           140          140          140
                           -----------   ----------   ----------   ----------    ----------    ----------   ----------    ----------

Comprehensive loss for
   the year ended March
   31, 2005                         --           --           --           --          (788)          140           --    $    (648)
                           ===========   ==========   ==========   ==========    ==========    ==========   ==========    ==========

Issuance of common stock            --      930,000            9        1,286            --            --        1,295

Exercise of warrants                --      100,000            1           99            --            --          100

Issuance of warrants
   and options                      --           --           --          103            --            --          103

Compensation expense                --           --           --           29            --            --           29

                           -----------   ----------   ----------   ----------    ----------    ----------   ----------

Balance, March 31, 2005    $        --   19,117,154   $      191   $   36,869    $  (31,232)   $     (543)  $    5,285

                           ===========   ==========   ==========   ==========    ==========    ==========   ==========

                                    See accompanying notes to consolidated financial statements.


                                  NETGURU, INC. AND SUBSIDIARIES

                              Consolidated Statements of Cash Flows

                               Years ended March 31, 2005 and 2004
                                          (In thousands)


                                                                              2005         2004
                                                                            -------      -------
Cash flows from operating activities:
    Net loss                                                                $  (788)     $(3,110)
    Income (loss) from discontinued operations                                   67         (508)
                                                                            -------      -------
    Loss from continuing operations                                            (855)      (2,602)
    Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
        Depreciation and amortization                                         1,059        1,221
        Bad debt expense                                                        355           64
        Expense recognized on issuance of stock, stock options and
          warrants                                                               86          713
        Amortization of discount on loan                                        227           70
        Loss on disposal of property                                             20           --
        Changes in operating assets and liabilities:
          Accounts receivable                                                (1,329)        (561)
          Notes and related party loans receivable                               24           52
          Income tax receivable                                                   5          (15)
          Prepaid expenses and other current assets                            (270)        (160)
          Deposits                                                              (29)         610
          Other assets                                                          (94)           4
          Accounts payable                                                     (136)         (28)
          Accrued expenses                                                      (17)         202
          Income taxes payable                                                  (32)         (35)
          Accrued restructuring costs                                            --         (199)
          Other current liabilities                                              (3)         (55)
          Deferred revenues                                                     849         (240)
          Deferred gain on sale-leaseback                                       (70)         (70)
                                                                            -------      -------

                  Net cash used in operating activities                        (210)      (1,029)
                                                                            -------      -------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                  (408)         (94)
    Proceeds from sale of property, plant and equipment                          37           --
    Sale (purchase) of short-term investment                                    100         (100)
    Payments to acquire companies                                               (76)          --
    Proceeds from sale of assets                                                286           --
                                                                            -------      -------

                  Net cash used in investing activities                         (61)        (194)
                                                                            -------      -------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                  3,035        2,559
    Financing fees                                                              (21)        (175)
    Repayment of long-term debt                                                (754)      (1,812)
    Payment of capital lease obligations                                       (131)        (215)
    Issuance of common stock                                                    100           --
                                                                            -------      -------

                  Net cash provided by financing activities                   2,229          357
                                                                            -------      -------

    Effect of exchange rate changes on cash and cash equivalents                203          109
                                                                            -------      -------

       Net cash provided by (used in) continuing operations                   2,161         (757)
            Net cash used in discontinued operations                           (126)        (369)

                                                                            -------      -------
Cash and cash equivalents, beginning of year                                  1,646        2,772
                                                                            -------      -------

Cash and cash equivalents, end of year                                      $ 3,681      $ 1,646
                                                                            =======      =======

                                (continued on the following page)


                                  NETGURU, INC. AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows (Continued)

                               Years ended March 31, 2005 and 2004
                                          (In thousands)


                                                                              2005         2004
                                                                            -------      -------

Supplemental disclosure of cash flow information: Cash paid for:
      Interest                                                              $   396      $   316
                                                                            =======      =======
      Income taxes                                                          $    77      $    61
                                                                            =======      =======

Supplemental disclosure of non-cash investing and financing activities:
    Acquisition of equipment under capital leases                           $   118      $    --
    Repayment of convertible debt with common stock                         $ 1,209      $   991
    Issuance of warrants                                                    $   103      $   201
     Acquisition of a company:
          Net assets acquired                                               $    54      $    --
          Net liabilities assumed                                           $    29      $    --
          Promissory note issued toward consideration, net of discount      $   108      $    --
          Common stock issued toward consideration                          $    23      $    --

                  See accompanying notes to consolidated financial statements.


                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         netGuru, Inc. (the "Company") was incorporated in 1981 in the state of New Jersey and reincorporated in the state of Delaware in 1996 under the name Research Engineers, Inc. Effective February 18, 2000, the Company's name was changed to netGuru.com. Effective February 25, 2000, the Company's name was changed to netGuru, Inc. netGuru is an integrated Internet technology and services company providing Internet and PC-based engineering and collaborative software products and services and information technology ("IT") services.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At March 31, 2005, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations approximated their fair value, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date. The estimated fair value of the Company's long-term debt payable at March 31, 2005, determined by using the effective rate of interest on this indebtedness, was approximately $3.9 million.

         FOREIGN CURRENCY TRANSLATION

         The financial condition and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at the fiscal year-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective fiscal years. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive (loss) in the consolidated statements of stockholders' equity and comprehensive loss. Gains and losses resulting from foreign currency transactions are included in operations and are not material for fiscal 2005 and 2004.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

         CASH AND CASH EQUIVALENTS

         The Company considers all liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

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

         GOODWILL

         The Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" on April 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption.

         The Company is required to perform additional reviews for impairment annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The Company performed its annual reviews and determined that, as of March 31, 2005 and March 31, 2004, no impairment of goodwill existed.

         The balance of goodwill at March 31, 2005 was $3,088,000.

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

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

         SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

         The Company capitalizes costs related to the development of certain software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalization of costs begins when technological feasibility is established and ends when the product is available for general release to customers. As of March 31, 2005, capitalized costs of approximately $101,000, net of accumulated amortization, were included in other assets, all of which represents software developed in-house. Additions to capitalized software were $101,000 and $0 during fiscal 2005 and 2004, respectively.

         The Company amortizes capitalized software development costs and purchased technology using the straight-line method over two to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to cost of revenues was approximately $69,000 and $276,000 for fiscal 2005 and 2004, respectively. Accumulated amortization of capitalized software was $1,002,000 and $933,000 as of March 31, 2005 and 2004, respectively.

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

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

         Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to six months. The Company did not have any fixed price contracts at March 31, 2005. Other products and services sold via Internet portals, where the Company is an agent, are recognized net of purchase costs when the products and services are delivered and collection is probable.

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

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

         STOCK-BASED COMPENSATION

         The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the guidance of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Consequently, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date. The Company has issued certain stock options with a grant price below the market value at the grant date. The Company recognizes compensation expense on these grants over the vesting period, generally three to four years.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

         As required by SFAS No. 123, the Company discloses below the pro forma effect on operations, and the Black-Scholes option pricing model assumption information for stock options, as if compensation costs were recorded at the estimated fair value of the stock options granted (dollars in thousands, except amounts per share):

              For the fiscal years ended March 31,      2005          2004
                                                     ---------      --------

Net loss - as reported                               $   (788)      $(3,110)
Deduct: Stock-based compensation expense
    determined under the fair value based
    method for all awards, net of tax                     283           694
                                                     ---------      --------
Net loss - pro forma                                 $ (1,071)      $(3,804)
                                                     =========      ========

Basic and diluted net loss per share -
    as reported                                      $  (0.04)      $ (0.18)

     pro forma                                          (0.06)        (0.22)
                                                     =========      ========
Weighted average fair value of options
    granted                                          $   1.38       $  1.24
                                                     =========      ========

Black-Scholes option pricing model
    assumptions:
         Dividend yield                                    --            --
         Expected volatility                               81%          108%
         Risk-free interest rate                          4.3%         3.09%
         Expected option lives (in years)                 6.7           6.5

         SEGMENT REPORTING

         The Company applies the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. See Note 9 "Segment and Geographic Data" for a description of and disclosures regarding the Company's significant reportable segments.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 presentation.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an Amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS No. 153 requires companies to measure exchanges of nonmonetary assets, including similar productive assets that have commercial substance, based on the fair value of the assets exchanged, recognizing a gain or loss. SFAS No. 153 is effective

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

         for interim periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the second quarter of fiscal 2006. Early adoption is encouraged but not required. The Company believes that adoption of SFAS No. 153 will not have a material effect on its consolidated financial condition or results of operations.

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. For small businesses, SFAS No. 123(R) is effective the first quarter of the fiscal year beginning after December 15, 2005 and, thus, will be effective for the interim periods beginning with first quarter of fiscal 2007. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the effect of adopting SFAS No. 123(R) and believes the adoption of SFAS No. 123(R) will have a material effect on its consolidated results of operations, similar to the pro forma results described in "Stock-Based Compensation" in note 1, but has not yet determined the amount of the effect.

(2)     PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, as of March 31, 2005 consisted of the following (in thousands):

                     Land                                               $    26
                     Buildings and leasehold improvements                   899
                     Office and computer equipment, software
                         and furniture                                    5,832
                     Assets under capital lease                             942
                     Automobiles                                            232
                                                                        --------
                                                                          7,931
                     Less accumulated depreciation and amortization      (6,249)
                                                                        --------
                     Property, plant and equipment, net                 $ 1,682
                                                                        ========

         On December 15, 1999, the Company consummated a sale and leaseback transaction involving its Yorba Linda, California facility. Concurrent with the sale, the Company entered into a fifteen-year operating lease on the facility (see Note 7 "Commitments and Contingencies"). The net book value of the land and building and the related mortgage were removed from the Company's consolidated balance sheet and the lease payments are being charged to expense as incurred. The gain on the sale transaction of $1,047,000 has been deferred and is being recognized on a straight-line basis over the period of the lease as a reduction in lease expense. The deferred gain, net of accumulated amortization, was $678,000 as of March 31, 2005.

(3)      LONG-TERM DEBT

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

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

         In April 2004, Laurus converted $650,000 of principal balance of the 2002 Note into 500,000 shares of the Company's common stock. In December 2004, Laurus converted the remaining balance of $80,000 into 61,538 shares of the Company's common stock. At March 31, 2005, the Company had no principal balance outstanding under the 2002 Note.

         REVOLVING CREDIT FACILITY

         On July 31, 2003, the Company obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus ("Facility"). The amount available under this Facility is reduced by the balances outstanding on the Amended and Restated 2003 Note (defined below) and the 2004 Note defined below).

         Borrowings under the Facility accrued interest, initially, at an annual rate equal to the greater of 5% or the prime rate plus 1%. Since November 1, 2003, the interest rate may be adjusted every month based on certain registration requirements and on the volume weighted average price of the Company's common stock. The interest rate was adjusted up to 6.75% in March 2005 as a result of increases in the prime rate from 4% to 5.75% in fiscal 2005. Obligations owed under this Facility may be repaid at the Company's option in cash or through the issuance of shares of the Company's common stock at the fixed conversion price of $1.30 per share, subject to volume limitations, as described in the Facility. An early termination fee of up to $120,000 will be payable if the Facility is terminated prior to August 1, 2006. The Facility also provides the Company, under certain conditions, the flexibility to borrow additional amounts up to $1,000,000 above what is available based upon eligible accounts receivable. Any such additional borrowings will accrue interest at a rate of 0.6% per month, payable monthly.

         In connection with this Facility, the Company issued to Laurus a five-year warrant to purchase 180,000 shares of the Company's common stock, exercisable at various prices ranging from $1.50 to $1.89 per share. Laurus may also receive additional five-year warrants to purchase up to 400,000 shares of the Company's common stock at an exercise price equal to 125% of the fixed conversion price based upon how much of the outstanding obligation under the Facility is converted to equity. As of March 31, 2005, none of the additional five-year warrants had been issued. The Facility is secured by a general security interest in the assets of the Company and its subsidiaries and prohibits the Company from paying any dividends on its common stock without Laurus' permission.

         On December 4, 2003, the outstanding balance of $900,000 under the Facility was refinanced with Laurus along with $500,000 of additional borrowings into a three-year, 5% secured convertible note ("2003 Note"). At March 31, 2005, the Company had no borrowings under the Facility.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

         2003 NOTE

         The interest rate on the 2003 Note was equal to the greater of 5% or the prime rate plus 1%. The 2003 Note was to mature on December 4, 2006. The fixed conversion price, upon which potential issuances of the Company's common stock to satisfy the obligations of the 2003 Note were based, was $1.30. On April 27, 2004, the Company amended and restated the 2003 Note to reflect an additional $1,000,000 that it borrowed on April 27, 2004, so that the principal amount of the 2003 Note was increased to $2,400,000 from $1,400,000 (the "Amended and Restated December 2003 Note"). The net proceeds from the sale of the Amended and Restated December 2003 Note were used for working capital.

         The Amended and Restated 2003 Note requires monthly principal payments of $50,000 plus accrued interest (payable in arrears) on the first business day of each month, commencing August 1, 2004, with the entire remaining principal balance becoming due on December 3, 2006. Monthly payments under the original 2003 Note had been scheduled to begin in April 2004. The amount of monthly principal payment was increased from $30,000 to $50,000. The Company is required to pay any remaining balance of principal, including any accrued and unpaid interest, on the maturity date. The final payment due at maturity was increased from $440,000 to $710,000. The Company recorded approximately $173,000 as additional discount to the Amended and Restated 2003 Note, which included the $11,000 in fees it paid to an affiliate of Laurus and the $162,000 it recorded in April 2004 due to the beneficial conversion feature of the debt related to the additional borrowings. This additional discount, along with approximately $133,000 in unamortized discount remaining at the time of the amendment for a total discount of $306,000, is being amortized to interest expense over the remainder of the term of the Amended and Restated 2003 Note. In April 2004 and December 2004, Laurus converted $260,000 and $219,000 of the principal balance under the Amended and Restated 2003 Note into 200,000 and 168,462 shares of the Company's common stock, respectively. At March 31, 2005, the Company had an outstanding balance of $1,641,000, excluding unamortized fees and unamortized beneficial conversion adjustments, under the Amended and Restated 2003 Note.

         The Amended and Restated 2003 Note is secured by a general security interest in the assets of the Company and its domestic subsidiaries. The Company was required to use the net proceeds from the Amended and Restated 2003 Note for general corporate purposes only. The Company is also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. At March 31, 2005, the Company was in compliance with this covenant.

         2004 NOTE

         On December 23, 2004 ("Closing Date"), the Company entered into a Securities Purchase Agreement ("2004 Agreement") with Laurus. Pursuant to the 2004 Agreement, the Company sold to Laurus a secured convertible note in the original principal amount of $1,000,000 ("2004 Note") that is scheduled to mature on December 23, 2007 ("Maturity Date"). The Company paid Laurus Capital Management, LLC, an affiliate of Laurus, a $5,000 fee, and reimbursed Laurus for $5,000 of expenses in connection with the offering. The net proceeds from the sale of the 2004 Note are being used for working capital. In connection with the 2004 Note, we issued to Laurus a warrant to purchase up to 130,000 shares of the Company's common stock at any time or from time to time on or before December 23, 2009 at an exercise price of $1.56 per share ("2004 Warrant"). On March 31, 2005, the outstanding principal balance of the 2004 Note was $1,000,000.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

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

         In the event of a default and continuation of a default, Laurus may accelerate the payment of the principal balance requiring us to pay 115% of the entire principal balance of the 2004 Note outstanding on that date. In the event of a default and continuation of default, the interest rate will increase by 5% per annum on the unpaid principal balance until the default is cured or waived. Events of default that would give rise to automatic acceleration of payment of the principal balance and an increase in annual interest rate on unpaid principal balance include:

         o        A failure to pay principal, interest or fees;
         o        Breach of covenant, representations and warranties;
         o        A receiver or trustee for the Company is appointed;
         o Any judgment against the Company or any of its assets in excess of $250,000 remains unvacated, unbonded or unstayed for ninety days;

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

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

         The Company has undertaken registration obligations as described in
Note 12, "Subsequent Events."

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

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

         Long-term debt, including capital lease obligations, consisted of the following at March 31, 2005 (dollars in thousands):

         Term loan from a bank in India, bearing interest at 9.5%
           per annum payable monthly, principal due in monthly
           installments beginning January 2005 and ending December
           2009, secured by substantially all of the Company's
           assets located in India and guaranteed by a major
           stockholder (see Note 5)                                      $  440

         Revolving line of credit from a bank in India, bearing
           interest at 11.0% per annum, secured by substantially
           all of the Company's assets located in India, maturing
           December 2009                                                    562

         Convertible note (2003 Note), bearing 6.75% interest per
           annum, secured by a general security interest in the
           Company's assets and the assets of its domestic
           subsidiaries. Applicable interest with principal monthly
           payments of $30 in May 2005; $50 from June 2005
           through October 2006 and terminal payment of $710 in
           November 2006                                                  1,641

         Convertible note (2004 Note), bearing 6.75% interest per
           annum, secured by a general security interest in the
           Company's assets and the assets of its domestic
           subsidiaries. Principal monthly payments of $30 and
           interest due through December 2006                             1,000

         Capital lease obligations maturing at dates ranging from
           June 2005 to August 2009, secured by the leased assets
                                                                            487
         Note payable, bearing interest at 1.0% plus the prime rate per annum, principal and accrued interest due on or before
           March 31, 2006 (see Note 5)                                      100

         Note payable, at an imputed interest rate of 14.5% per annum,
           principal and accrued interest due on or before April 1, 2007    153

         Other                                                               31
                                                                         -------
               Total long-term debt before unamortized discount           4,414
                          Less: Unamortized discount                       (422)
                                                                         -------
                     Long-term debt                                       3,992
                    Less: current portion                                 1,541
                                                                         -------
                                                                         $2,451
                                                                         =======

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

         The long-term debt, excluding unamortized discount, and capital lease obligations mature in each of the following years ending March 31 (in thousands):

                                                         LONG-TERM DEBT   CAPITAL LEASE
                                                                           OBLIGATIONS
                                                         --------------   -------------
                   2006                                  $       1,619           $ 207
                   2007                                          1,638             189
                   2008                                            469             148
                   2009                                            109              68
                   2010                                             89               7
                   Thereafter                                        3               -
                                                         --------------   -------------
                   Total minimum payments                $       3,927             619
                                                         ==============

                   Less amount representing interest                              (132)
                                                                          -------------
                   Present value of minimum capital
                       lease payments                                            $ 487
                                                                          =============


(4)      STOCKHOLDERS' EQUITY

         WARRANTS

         The Company has issued warrants in the past relating to certain acquisitions, issuances of stock, financing activities and as consideration for services to the Company.

         The following table summarizes the fair value of warrant issuances and the assumptions used in determining fair value:

                                                           Estimated
                           Number of     Exercise price     life (in                     Risk-free     Fair value of
         Grant date        warrants        per share         years)      Volatility          rate       warrants(a)
         ----------        --------        ---------         ------      ----------      ---------     -------------
      June 2000                60,000        $19.00            5             146%           4.87%       $  979,000
      November 2000           200,000        $3.93             5             146%           4.87%       $1,188,000
      December 2002           200,000     $1.76-$2.40          5             100%           3.0%        $  200,000
      July 2003               180,000     $1.50-$1.89          5             122%           3.24%       $  201,000
      December 2003           485,000     $1.00-$1.50          5             116%           3.14%       $  504,000
      December 2004           130,000        $1.56             5              84%           2.20%       $  103,000


(a) Fair value was determined using the Black-Scholes option-pricing model.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

       The following table summarizes the warrant activity (number of shares in thousands):


                                                NUMBER OF
                                                 SHARES
                                                UNDERLYING           WEIGHTED
                                                 WARRANTS            AVERAGE
                                                                  EXERCISE PRICE
                                                ----------       ---------------

       Outstanding at March 31, 2003                823          $        16.37
       Issued                                       665                    1.33
       Exercised                                      -                       -
       Forfeited                                    (53)                  16.93
                                                ----------       ---------------

       Outstanding at March 31, 2004              1,435                    9.38
       Issued                                       130                    1.56
       Exercised                                   (100)                   1.00
       Forfeited                                   (310)                  33.10
                                                ----------       ---------------
       Outstanding at March 31, 2005              1,155          $         2.85
                                                ==========       ===============

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


         Each plan provides for the granting of shares as either incentive stock options or non-qualified stock options. Options under all plans generally vest over 3 years, though the vesting periods may vary from option to option, and are exercisable subject to continued employment and other conditions. As of March 31, 2005, there were 837,000 options available for grant and 163,000 outstanding and exercisable under the 2003 Plan, there were 408,000 options available for grant and 591,000 options exercisable under the 2000 Plan, 471,000 options available for grant and 412,000 options exercisable under the 1998 Plan, 109,000 options available for grant and 268,000 options exercisable under the 1997 Plan, and 108,000 options available for grant and 291,000 options exercisable under the 1996 Plan.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

       The following is a summary of activity related to all outstanding stock options (number of shares in thousands):

                                                                     WEIGHTED
                                                                     AVERAGE
                                                     NUMBER OF    EXERCISE PRICE
                                                       SHARES       PER OPTION
                                                     -----------  --------------
                Outstanding at March 31, 2003             1,926       $2.61
                Granted                                     468        1.24
                Exercised                                     -           -
                Forfeited                                  (367)       2.15
                                                     -----------
                Outstanding at March 31, 2004             2,027        2.38
                Granted                                     218        1.38
                Exercised                                     -           -
                Forfeited                                  (182)       2.28
                                                     -----------
                Outstanding at March 31, 2005             2,063       $2.28
                                                     ===========


       The following table summarizes options outstanding and exercisable by price range at March 31, 2005:

                                           OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                             ------------------------------------------------    ---------------------------------
                                              WEIGHTED-
                                              AVERAGE
                                             REMAINING
                                            CONTRACTUAL      WEIGHTED-AVERAGE    EXERCISABLE AT   WEIGHTED-AVERAGE
       RANGE OF                 NUMBER OF      LIFE           EXERCISE PRICE      MARCH 31, 2005   EXERCISE PRICE
      EXERCISE PRICES            SHARES
      -----------------      -----------    -----------      ----------------    ---------------  ----------------
      $  0.00 - $  1.35          374,000        5.7               $1.15               328,000         $1.14
      $  1.35 - $  1.50          911,000        4.2               $1.44               723,000         $1.44
      $  1.50 - $  3.80          660,000        4.8               $2.62               636,000         $2.65
      $  3.80 - $  7.60           10,000        4.5               $4.25                10,000         $4.25
      $  7.60 - $ 11.40          100,000        4.8              $10.46               100,000        $10.46
      $ 11.40 - $ 19.00            8,000        5.3              $18.06                 8,000        $18.06
                             -----------                                            ----------
             Total             2,063,000                                            1,805,000
                             ===========                                            ==========


       At March 31, 2005, the range of exercise prices and the weighted average remaining contractual life of outstanding options were $1.07 to $18.06 and 4.7 years, respectively.

(5)    RELATED PARTY TRANSACTIONS

       As discussed in Note 3 "Long-Term Debt" and Note 13 "Liquidity," the Company issued two convertible debt instruments, the 2003 Note and the 2004 Note, to Laurus. As a result of this financing, Laurus became the beneficial owner of more than 5% of the Company's outstanding common stock if contractual beneficial ownership and conversion limitations are disregarded. In connection with the 2003 Note and the 2004 Note, the Company paid fees of $140,000 and $5,000, respectively, to an affiliate of Laurus.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

         In October 2003, the Company issued a promissory note bearing interest at 1.0% plus the prime rate for $100,000 to Mr. Amrit Das, the Company's chief executive officer. The proceeds from this financing were used for working capital. The principal along with the accrued interest is due on or before March 31, 2006. As of March 31, 2005, the total outstanding principal balance on this note was $100,000, which is included in the current portion of long-term debt.

         In January 2005, Mr. Amrit Das personally guaranteed a term loan from a bank in India. The term loan is secured by substantially all of the Company's assets located in India. The loan bears an annual interest of 9.5% payable monthly. The principal is payable in quarterly installments beginning January 2005 and ending December 2009. At March 31, 2005, the Company owed $440,000 on this loan (see Note 3 "Long-Term Debt").

(6)      RETIREMENT PLANS

         The Company and certain of its subsidiaries have adopted qualified cash or deferred 401(k) retirement savings plans. The domestic plan covers substantially all domestic employees who have attained age 21 and have had one year of service. Employees may contribute up to 14% of their compensation. The Company makes matching contributions to the plan of 37% to 50% of the employees' elective contributions for the first 6% of compensation. The international employees are not covered by any retirement plans. For the years ended March 31, 2005 and 2004, Company contributions to the domestic retirement plans were approximately $76,000 and $95,000, respectively.

(7)      COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities and equipment under non-cancelable operating leases. The facility leases include options to extend the lease terms and provisions for payment of property taxes, insurance and maintenance expenses.

         At March 31, 2005, future minimum annual rental commitments under these lease obligations were as follows (in thousands):

                     Year ending March 31:
                         2006                             $    311
                         2007                                  300
                         2008                                  210
                         2009                                  150
                         2010                                  183
                         Thereafter                          1,556
                                                          --------

                                                          $  2,710
                                                          ========


       Rent expense was $429,000 and $627,000 for the years ended March 31, 2005 and 2004, respectively.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

         The Company is a party to various litigation arising in the normal course of business. Management believes the disposition of these matters will not have a material impact on the Company's consolidated financial condition or results of operations.

(8)      INCOME TAXES

         The components of loss from continuing operations before income taxes are as follows for the years ended March 31, (in thousands):

                                      2005         2004
                                    -------      -------
                  United States     $(1,126)     $(2,639)

                  Foreign               484           52
                                    -------      -------
                    Total              (642)      (2,587)
                                    =======      =======

       The provision for taxes on income from continuing operations is comprised of the following for the years ended March 31, (in thousands):

                                    2005        2004
                                  -------     -------
                  Current:
                      Federal     $    --     $    --
                      State             7           6
                      Foreign          31           9
                                  -------     -------
                                       38          15
                  Deferred:
                      Federal          --          --
                      State            --          --
                      Foreign          --          --
                                  -------     -------
                                       --          --
                                  -------     -------
                        Total     $    38     $    15
                                  =======     =======


         The reported provision for taxes on income from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows for the years ended March 31, (in thousands):

                                                         2005        2004
                                                       --------   ---------

              Income tax benefit at statutory rate    $   (276)   $   (880)
              State taxes, net of federal benefits           7         (50)
              Foreign income tax rate differential        (135)         (8)
              U.S. tax on foreign earnings,
                 previously deferred under APB 23          165          22
              Change in valuation allowance                281         950
              Research and development credits             (15)        (16)
                 Other                                      11          (3)
                                                       --------   ---------
                    Total                             $     38    $     15
                                                       ========   =========

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

         The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences for continuing operations at March 31, 2005 are as follows (in thousands):

                                                                        2005
                                                                     ----------
                 Deferred tax assets:
                     Accrued vacation                                $      58
                     Allowance for doubtful accounts                        56
                     Amortization of intangibles                         1,570
                      Net operating loss carryforwards                   7,927
                      Research and development credit
                         carryforwards                                     198
                      Gain on sale of property                             271
                                                                     ----------
                            Total deferred tax assets                   10,082
                            Less: valuation allowance                   (9,110)
                                                                     ----------
                            Net deferred tax assets                        972
                                                                     ==========

                 Deferred tax liabilities:
                     Depreciation                                         (157)
                     U.S. tax on foreign earnings, net of
                        Foreign tax credit                                (815)
                 =                                                   ----------
                            Total deferred tax liabilities           $    (972)
                                                                     ----------

                                                                     ----------
                            Net                                      $      --
                                                                     ==========

         At March 31, 2005, the Company had tax net operating loss carryforwards of approximately $21,000,000 for federal income tax purposes and $12,100,000 for state income tax purposes, which expire at varying dates beginning in 2019 and 2006, respectively. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.

         In addition to the net operating loss carryforwards, the Company has, for federal income tax purposes, $112,000 of research and development credit carryforwards, which expire at varying dates beginning in 2013. Additionally, the Company has, for state income tax purposes, $86,000 of research and development credit, which carries forward indefinitely.

         In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of March 31, 2005, the Company had provided a valuation allowance of $9,110,000 to reduce the net deferred tax assets due in part to the potential expiration of certain tax credit and net operating loss carryforwards prior to their utilization. The net change in the deferred tax asset valuation allowance for fiscal year 2005 was $281,000.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

         Deferred taxes have been provided for U.S. federal and state income taxes and foreign withholding taxes on the portion of undistributed earnings on non-U.S. subsidiaries expected to be remitted. Applicable foreign taxes have also been provided. On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA provides several incentives for U.S. multinational corporations and U.S. manufacturers. Subject to certain limitations, the incentives include an 85% dividend received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The U.S. Treasury Department is expected to issue additional guidance with regards to these provisions. In December 2004, the FASB issued FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for the purposes of applying FASB Statement No. 109, "Accounting For Income Taxes." The Company is in the process of analyzing whether to take advantage of this opportunity and the potential impact on our income tax provision, if any.

(9)      SEGMENT AND GEOGRAPHIC DATA


         The Company is an integrated Internet and IT technology and services company. The Company's operating segments are:

         o        Engineering and collaborative software products and services;
                  and
         o        IT services

       The Company's management monitors its unallocable expenses related to the Company's corporate activities in a separate "Center," which is reflected in the tables below.

       The significant components of worldwide operations by reportable operating segment are:

                                                                                FOR THE YEAR ENDED MARCH 31,
                                                                                ----------------------------
                                                                                 2005                 2004
                                                                                --------            --------
                                                                                       (IN THOUSANDS)
                                         NET REVENUES
                  Engineering and collaborative software
                     products and services                                      $ 11,636            $ 11,550
                  IT services                                                      4,207               5,012
                                                                                --------            --------
                           Consolidated                                         $ 15,843            $ 16,562
                                                                                ========            ========

                                         GROSS PROFIT
                  Engineering and collaborative software
                     products and services                                      $ 10,850            $ 10,539
                  IT services                                                      1,450               1,052
                                                                                --------            --------
                           Consolidated                                         $ 12,300            $ 11,591
                                                                                ========            ========


                                      F-28








                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

                                   OPERATING INCOME (LOSS)
                  Engineering and collaborative software
                     products and services                                      $  1,247            $   (539)
                  IT services                                                        136                (446)
                  Center                                                          (1,759)             (1,072)
                                                                                --------            --------
                           Consolidated                                         $   (376)           $ (2,057)
                                                                                ========            ========

                   DEPRECIATION AND AMORTIZATION EXPENSE CHARGED TO COST OF
                                             REVENUES
                  Engineering and collaborative software
                     products and services                                      $     69            $    276
                                                                                --------            --------
                           Consolidated                                         $     69            $    276
                                                                                ========            ========

                          DEPRECIATION EXPENSE CHARGED TO OPERATIONS
                  Engineering and collaborative software
                     products and services                                      $    960            $    935
                  IT services                                                         30                   9
                                                                                --------            --------
                           Consolidated                                         $    990            $    944
                                                                                ========            ========

                       EXPENDITURES FOR ADDITIONS TO LONG-LIVED ASSETS
                  Engineering and collaborative software
                     products and services                                      $    318            $     94
                  IT services                                                         90                  --
                                                                                --------            --------
                           Consolidated                                         $    408            $     94
                                                                                ========            ========

                                                                           AT MARCH 31,
                                  GOODWILL                                    2005
                                                                         --------------
                                                                         (IN THOUSANDS)
           Engineering and collaborative software
              products and services                                      $        1,945
           IT services                                                            1,143
                                                                         --------------
                    Consolidated                                         $        3,088
                                                                         ==============

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the U.S., Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                    FOR THE YEAR ENDED MARCH 31,
                                                    ----------------------------
                                                      2005                2004
                                                    -------              -------
                                                           (IN THOUSANDS)
                                NET REVENUE
                  United States                     $ 6,781              $ 7,516
                  The Americas (other than U.S.)        728                  692
                  Europe                              3,540                3,939
                  Asia-Pacific                        4,794                4,415
                                                    -------              -------
                           Consolidated             $15,843              $16,562
                                                    =======              =======

                               EXPORT SALES
                  United States                     $ 1,985              $ 2,137
                                                    =======              =======

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

                                                              AT MARCH 31,
                           LONG-LIVED ASSETS                      2005
                                                            --------------
                                                            (in thousands)
                United States                               $       3,466
                Europe                                                201
                Asia-Pacific                                        1,345
                                                            --------------

                         Consolidated                       $       5,012
                                                            ==============

10.      DISCONTINUED OPERATIONS

         In its continuing efforts to focus on its core software products and IT services businesses, the Company finalized the sale of its travel services subsidiary, "e-Destinations," in April 2004 and sold its Web-based telecommunications services division in September 2004. Accordingly, the results of the operations of e-Destinations and the Web-based telecommunications services division are excluded from continuing operations and reported as "Discontinued Operations."

         Income from discontinued operations for the year ended March 31, 2005 was $67,000 compared to a loss from discontinued operations of $508,000 for the year ended March 31, 2004. The Company recorded no gain or loss from the sale of e-Destinations and a $117,000 gain from the sale of the Web-based telecommunications division during the year ended March 31, 2005.

         The sales price was $155,000 for the sale of e-Destinations in April 2004 and $130,000 for the sale of the Web-based telecommunications services division in September 2004. The entire proceeds from the sale of e-Destinations were received in April 2004. As of March 31, 2005, we received $129,500 in proceeds from the sale of the Web-based telecommunications services division.

         The following table summarizes financial information for the discontinued operations (in thousands):

                                                        YEAR ENDED MARCH 31,
                                                         2005         2004
                                                        -------      -------
Discontinued operations:
     e-Destinations, Inc. revenues                      $    --      $   309
     Web-based telecommunications services revenues         327        1,136
                                                        -------      -------
                                                            327        1,445
                                                        -------      -------

    Income (loss) from operations of
        e-destinations, Inc.                            $    --      $  (148)
         Web-based telecommunications services              (50)         (69)
          Impairment loss from e-Destinations                --         (291)
      Gain on sale of Web-based
             telecommunications services                    117           --

                                                        -------      -------
Income (loss) from discontinued operations              $    67      $  (508)
                                                        =======      =======

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

(11)     LOSS PER SHARE

         The following table illustrates the computation of basic and diluted net loss per share for the years ended March 31, (in thousands, except per share amounts):

                                                             2005        2004
                                                           --------    --------
         Numerator:
         Net loss -- numerator for basic and diluted
            net loss per share                             $   (788)   $ (3,110)

         Denominator:
         Denominator for basic net loss per share -
            weighted average number of common shares
            outstanding during the year                      18,858      17,603
         Incremental common shares attributable to
            exercise of outstanding options and warrants         --          --
                                                           --------    --------

         Denominator for diluted net loss per share          18,858      17,603
                                                           ========    ========

         Basic net loss per share                          $  (0.04)   $  (0.18)
                                                           ========    ========

         Diluted net loss per share                        $  (0.04)   $  (0.18)
                                                           ========    ========

         Options, warrants and their equivalents amounting to 1,538,000 and 957,000 potential common shares were excluded from the computations of diluted loss per share for fiscal 2005and 2004 respectively, because the effect would have been antidilutive. Of these amounts, potential common shares from the possible conversion of the Laurus Notes in fiscal 2005 and 2004 amounted to 1,470,000 and 909,000, respectively.

(12)     SUBSEQUENT EVENT

         WAIVER

         On June 28, 2005, the Company and Laurus entered into a waiver and extension, pursuant to which they agreed to amend the definition of "Effectiveness Date" contained in a Registration Rights Agreement (the "Agreement") dated December 23, 2004 that they entered into simultaneously with the issuance of the 2004 Note and the 2004 Warrant. Pursuant to the Agreement, the Company was required to file by a January 22, 2005 initial filing date a resale registration statement with the SEC covering the shares of common stock issuable upon conversion of the 2004 Note and upon exercise of the 2004 Warrant. The Company was also required to obtain effectiveness of the registration statement by a May 22, 2005 initial Effectiveness Date.

         The Agreement provides that:

         o if a registration statement is not filed on or prior to the initial filing date, or

         o if the registration statement is not declared effective by the SEC by the Effectiveness Date, or

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2005 and 2004

         o if after the registration statement is filed with and declared effective by the SEC, the registration statement ceases to be effective as to all registrable securities to which it is required to relate at any time prior to the time that all of the registrable securities have been sold or may be sold without volume restrictions under Rule 144(k)of the Securities Act of 1933, as amended, or

         o if trading of our common stock is suspended for more than three trading days,

then subject to certain grace periods, until the event described above is cured, the Company must pay to Laurus cash liquidated damages equal to 1.0% for each 30-day period (prorated for partial periods) of the original principal amount of the 2004 Note.

         The Company was unable to meet the initial filing either deadline or the initial Effectiveness Date. Accordingly, the Company and Laurus entered into the June 28, 2005 waiver and extension. The waiver and extension provides that the January 22, 2005 initial filing deadline is waived. The waiver and extension also provides that the amended Effectiveness Date for the initial registration statement filed under the Agreement is September 1, 2005, and with respect to each additional registration statement that may be required to be filed in the future, a date no later than 30 days following the applicable filing date. The Company paid $10,000 in liquidated damages for the delay in the registration statement being declared effective by the Commission.

(13)     LIQUIDITY

         The Company incurred net losses of $788,000 and $3,110,000 and used cash in operations of $210,000 and $1,029,000 in fiscal 2005 and 2004, respectively. The Company's future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services. The Company believes it will be able to generate sufficient cash from operations or through existing or additional sources of debt and/or equity financing.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NETGURU, INC


Dated: July 12, 2005                       /s/ Amrit K. Das
                                           -------------------------------------
                                           Amrit K. Das, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                             Title                         Date
-------------------------    -----------------------------------   -------------


/s/ Amrit K. Das             Chairman of the Board, Chief          July 12, 2005
-------------------------    Executive Officer(principal
Amrit K. Das                 executive officer), President and
                             Director

/s/ Santanu K. Das           Executive Vice President, Chief       July 12, 2005
-------------------------    Operating Officer, Director
Santanu Das

/s/ Bruce K. Nelson          Chief Financial Officer (principal    July 12, 2005
-------------------------    financial and accounting officer)
Bruce Nelson

/s/ D. Dean McCormick III    Director                              July 12, 2005
-------------------------
D. Dean McCormick III

/s/ Stanley W. Corbett       Director                              July 12, 2005
-------------------------
Stanley W. Corbett

/s/ Benedict A. Eazzetta     Director                              July 12, 2005
-------------------------
Benedict A. Eazzetta

                  INDEX TO EXHIBITS FILED WITH THIS FORM 10-KSB


         EXHIBIT NO.         DESCRIPTION
         -----------         -----------
         21                  Subsidiaries of the Registrant

         23.1                Consent of Independent
                             Registered Public Accounting Firm (Haskell & White
                             LLP)

         23.2                Consent of Independent Registered Public Accounting
                             Firm (KPMG LLP)

         31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002