Form 10QSB
period 2005-06-30
NETGURU INC
filed 2005-08-15
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2005
                                       OR

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 19,117,154 on August 10, 2005.

Transitional Small Business Disclosure Format (check one) Yes[ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION


                                                                            PAGE
                                                                            ----

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004 (unaudited)...................  3

         Condensed Consolidated Balance Sheets as of
           June 30, 2005 (unaudited) and March 31, 2005......................  4

         Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2005 and 2004
           (unaudited).......................................................  5

         Notes to Condensed Consolidated Financial Statements (unaudited)....  7

Item 2.  Management's Discussion and Analysis or Plan of Operation........... 19

Item 3.  Controls and Procedures............................................. 31


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 33

Item 3.  Defaults Upon Senior Securities..................................... 33

Item 4.  Submission of Matters to a Vote of Security Holders................. 33

Item 5.  Other Information................................................... 33

Item 6.  Exhibits ........................................................... 34

Signatures................................................................... 35

Exhibits Filed with this Report on Form 10-QSB............................... 36


                                   PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   NETGURU, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                         ($ in thousands except share and per share amounts)


                                                                          THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                     ------------------------------
                                                                         2005              2004
                                                                     ------------      ------------
Net revenues:
    Engineering and collaborative software products and services     $      3,014      $      2,444
    IT services                                                               834             1,080

                                                                     ------------      ------------
           Total net revenues                                               3,848             3,524
                                                                     ------------      ------------

Cost of revenues:
    Engineering and collaborative software products and services              125               245
    IT services                                                               633               758

                                                                     ------------      ------------
           Total cost of revenues                                             758             1,003

                                                                     ------------      ------------
           Gross profit                                                     3,090             2,521
                                                                     ------------      ------------

Operating expenses:
    Selling, general and administrative                                     2,454             2,235
    Research and development                                                  382               415
    Bad debt expense                                                          208               165
    Depreciation                                                              217               241

                                                                     ------------      ------------
           Total operating expenses                                         3,261             3,056
                                                                     ------------      ------------

           Operating loss                                                    (171)             (535)
                                                                     ------------      ------------

Other expense (income):
    Interest, net                                                             138               138
    Other income                                                               10               (33)

                                                                     ------------      ------------
           Total other expense                                                148               105
                                                                     ------------      ------------

Loss from continuing operations before income taxes                          (319)             (640)
Income tax expense                                                             15                 6
                                                                     ------------      ------------
Net loss from continuing operations                                          (334)             (646)
Income from discontinued operations (Note 14)                                  --                29
                                                                     ------------      ------------
           Net loss                                                  $       (334)     $       (617)
                                                                     ============      ============

Basic and diluted net loss per common share:
  Net loss per common share from continuing operations               $      (0.02)     $      (0.03)
                                                                     ------------      ------------
  Basic and diluted net loss per common share                        $      (0.02)     $      (0.03)
                                                                     ============      ============

Common shares used in computing net loss per common share              19,117,154        18,626,165
                                                                     ============      ============

               See accompanying notes to condensed consolidated financial statements.


                                                 3

                                         NETGURU, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands, except share and per share amounts)


                                                                                   JUNE 30,
                                                                                    2005            MARCH 31,
                                                                                 (UNAUDITED)          2005
                                                                                 ------------      ------------
                                                     ASSETS
Current assets:
    Cash and cash equivalents                                                    $      3,791             3,619
    Restricted cash                                                                        60                62
                                                                                 ------------      ------------
         Total cash and cash equivalents                                                3,851             3,681

    Accounts receivable (net of allowance for doubtful accounts of $777 and
      $705, as of June 30, 2005 and March 31, 2005, respectively)                       3,302             4,334
    Income tax receivable                                                                  12                15
    Notes and related party loans receivable                                               11                12
    Deposits                                                                              100                96
    Prepaid expenses and other current assets                                           1,150             1,343
                                                                                 ------------      ------------
         Total current assets                                                           8,426             9,481

Property, plant and equipment, net                                                      1,593             1,682
Goodwill                                                                                3,088             3,088
Other assets                                                                              306               242
                                                                                 ------------      ------------
                                                                                 $     13,413            14,493
                                                                                 ============      ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt, net of discount of $221 and $222, as
      of June 30, 2005 and March 31, 2005, respectively                          $      1,509             1,297
    Related party loans payable                                                           100               100
    Current portion of capital lease obligations                                          155               144
    Accounts payable                                                                      505               464
    Accrued expenses                                                                      857             1,136
    Income taxes payable                                                                   28                29
    Deferred revenues                                                                   2,297             2,697
    Other liabilities                                                                     158               212
                                                                                 ------------      ------------
         Total current liabilities                                                      5,609             6,079

Long-term debt, net of current portion, net of discount of $144 and $200, as
    of June 30, 2005 and March 31, 2005, respectively                                   1,884             2,108
Capital lease obligations, net of current portion                                         325               343
Deferred gain on sale-leaseback and other long-term liabilities                           683               678
                                                                                 ------------      ------------

         Total liabilities                                                              8,501             9,208
                                                                                 ------------      ------------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares                --                --
      issued and outstanding)
    Common stock, par value $.01; authorized 150,000,000 shares; 19,117,154
      shares outstanding as of June 30, 2005 and March 31, 2005                           191               191
    Additional paid-in capital                                                         36,869            36,869
    Accumulated deficit                                                               (31,566)          (31,232)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                               (582)             (543)
                                                                                 ------------      ------------

         Total stockholders' equity                                                     4,912             5,285
                                                                                 ------------      ------------
                                                                                 $     13,413            14,493
                                                                                 ============      ============

                     See accompanying notes to condensed consolidated financial statements.


                                                       4

                                         NETGURU, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                 (In thousands)


                                                                              THREE MONTHS       THREE MONTHS
                                                                                 ENDED             ENDED
                                                                             JUNE 30, 2005      JUNE 30, 2004
                                                                             -------------      -------------
Cash flows from operating activities:
    Net loss                                                                 $        (334)     $        (617)
    Income from discontinued operations                                                 --                 29
                                                                             -------------      -------------
    Loss from continuing operations                                                   (334)              (646)
    Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                  217                310
        Bad debt expense                                                               208                165
        Amortization of debt discount                                                   56                 63
        Consulting expense recognized on issuance of warrants and stock                 --                 35
        Gain on disposal of property                                                    (1)                --
        Changes in operating assets and liabilities:
          Accounts receivable                                                          775                 41
          Notes and related party loans receivable                                       1                  2
          Income tax receivable                                                          4
          Prepaid expenses and other current assets                                    188                (74)
          Deposits                                                                      (4)               (39)
          Other assets                                                                 (64)                (5)
          Accounts payable                                                              43                (81)
          Accrued expenses                                                            (269)              (176)
          Income taxes payable                                                          --                  9
          Other current liabilities                                                    (41)               (41)
          Deferred revenues                                                           (369)                84
          Deferred gain on sale-leaseback                                                5                (18)
                                                                             -------------      -------------

                  Net cash provided by (used in) operating activities                  415               (371)
                                                                             -------------      -------------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                         (121)               (98)
    Proceeds from sale of property, plant and equipment                                  2                  1
    Payments to acquire companies, net of cash acquired                                (19)               (24)
    Proceeds from sale of subsidiary                                                    --                155
                                                                             -------------      -------------

                  Net cash (used in) provided by investing activities                 (138)                34
                                                                             -------------      -------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                            48              1,703
    Repayment of long-term debt                                                       (100)              (781)
    Repayment of capital lease obligations                                             (36)               (32)
    Issuance of common stock                                                            --                 25
                                                                             -------------      -------------

                  Net cash (used in) provided by financing activities                  (88)               915
                                                                             -------------      -------------

    Effect of exchange rate changes on cash and cash equivalents                       (19)                90
                                                                             -------------      -------------
                  Net cash provided by continuing operations                           170                668
                  Net cash provided by discontinued operations                          --                 27

                                                                             -------------      -------------
Cash and cash equivalents, beginning of period                                       3,681              1,646
                                                                             -------------      -------------
Cash and cash equivalents, end of period                                     $       3,851      $       2,341
                                                                             =============      =============


                                        (continued on the following page)

                                                       5

                                         NETGURU, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                   (Unaudited)
                                                 (In thousands)


                                                                              THREE MONTHS       THREE MONTHS
                                                                                 ENDED             ENDED
                                                                             JUNE 30, 2005      JUNE 30, 2004
                                                                             -------------      -------------
Supplemental disclosure of cash flow information:
    Cash paid for:
      Interest                                                               $          91      $          80
                                                                             =============      =============
      Income taxes                                                           $           8      $           4
                                                                             =============      =============

Supplemental disclosure of non-cash investing and financing activities:
    Acquisition of equipment under capital leases                            $          29      $          78
    Repayment of convertible debt with common stock                          $          --      $         910
    Acquisition of a company:
      Net assets acquired                                                    $          --      $          54
      Net liabilities assumed                                                $          --      $          29
      Promissory note issued toward consideration, net of discount           $          --      $         150
      Common stock issued toward consideration                               $          --      $          48


                     See accompanying notes to condensed consolidated financial statements.


                                                       6

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


1. REPORT BY MANAGEMENT

         The condensed consolidated financial statements include the accounts of netGuru, Inc. and its wholly owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         These condensed consolidated financial statements have been prepared by the Company and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2005 and the results of operations and the cash flows for the three months ended June 30, 2005 and 2004, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending March 31, 2006 or any other period. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report on Form10-KSB for the year ended March 31, 2005.

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

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At June 30, 2005, the Company's management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company's management also believed that the carrying amounts of its capital lease obligations approximated their fair values, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date. In addition, the Company's management also believed that the carrying amounts of its long-term debt obligations approximated their fair values, as the borrowing rates is consistent with other lending sources. The estimated fair value of the Company's long-term debt at June 30,2005, was approximately $3.9 million.

3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         EXCHANGES OF NONMONETARY ASSETS

         In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an Amendment of Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS No. 153 requires companies to measure exchanges of nonmonetary assets, including similar productive assets that have commercial substance, based on the fair value of the assets exchanged, recognizing a gain or loss. SFAS No. 153 is effective for interim periods beginning after June 15,

2005 and, thus, will be effective for the Company beginning with the second quarter of fiscal 2006. Early adoption is encouraged but not required. The Company's management believes that adoption of SFAS No. 153 will not have a material effect on the Company's consolidated financial condition or results of operations.

         SHARE-BASED PAYMENT

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. For small businesses, SFAS No. 123(R) is effective for the first quarter of the first fiscal year beginning after December 15, 2005 and, thus, will be effective for the interim periods beginning with first quarter of fiscal 2007. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the effect of adopting SFAS No. 123(R) and the Company's management believes the adoption of SFAS No. 123(R) will have a material effect on the Company's consolidated results of operations, similar to the pro forma results described in "Stock-Based Compensation" in note 1 of notes to the Company's consolidated financial statements included in the Company's annual report on Form 10-KSB for fiscal 2005, but have not yet determined the amount of the effect.

4. SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

         The Company capitalizes costs related to the development of certain software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalization of costs begins when technological feasibility is established and ends when the product is available for general release to customers. As of June 30, 2005, capitalized software costs of approximately $144,000 were included in other assets, all of which represents software developed in-house. Additions to capitalized software were $42,287 and $0 during the three months ended June 30, 2005 and 2004 respectively.

         The Company amortizes capitalized software development costs and purchased technology using the straight-line method over two to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to operations was approximately $0 and $69,000 for the quarters ended June 30, 2005 and 2004, respectively. Accumulated amortization on capitalized software was $1,003,000 and $982,000 as of June 30, 2005 and 2004, respectively.

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

         Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to six months. The Company did not have any fixed price contracts at June 30, 2005.

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

         On August 4, 2003, the terms of the 2002 Note were amended as follows:
(1) the interest rate was amended from 6% to the greater of 5% or prime rate plus 1%, payable in arrears; (2) the amortization period was extended from 20 months ending on November 13, 2004 to 24 months ending on July 31, 2005; (3) the penalty for repayments of the outstanding balance in cash was removed; and (4) the fixed conversion price, upon which potential issuances of the Company's common stock to satisfy the obligations of the convertible note are based, was reduced from $1.60 to $1.30.

         In April 2004, Laurus converted $650,000 of principal balance on the 2002 Note into 500,000 shares of the Company's common stock. In December 2004, Laurus converted the remaining balance of $80,000 into 61,358 shares of the Company's common stock. At June 30, 2005, the Company had no principal balance outstanding under the 2002 note.

         REVOLVING CREDIT FACILITY

         On July 31, 2003, the Company obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus ("Facility"). The amount available under this Facility is reduced by the balances, if any, outstanding on the 2002 Note and the Amended 2003 Note (defined below).

         Borrowings under the Facility accrued interest, initially, at an annual rate equal to the greater of 5% or the prime rate plus 1%. Since November 1, 2003, the interest rate may be adjusted every month based on certain registration requirements and on the volume weighted average price of the Company's common stock. The interest rate was adjusted up to 7.25% in June 2005 as a result of increases in the prime rate. Obligations owed under this Facility may be repaid at the Company's option in cash or through the issuance of shares of the Company's common stock at the fixed conversion price of $1.30 per share, subject to volume limitations, as described in the Facility. An early termination fee of up to $120,000 will be payable if the Facility is terminated prior to August 1, 2006. The Facility also provides the Company, under certain conditions, the flexibility to borrow additional amounts up to $1,000,000 above what is available based upon eligible accounts receivable. Any such additional borrowings will accrue interest at a rate of 0.6% per month, payable monthly.

         In connection with this Facility, the Company issued to Laurus a five-year warrant to purchase 180,000 shares of the Company's common stock, exercisable at various prices ranging from $1.50 to $1.89 per share. Laurus may also receive additional five-year warrants to purchase up to 400,000 shares of the Company's common stock at an exercise price equal to 125% of the fixed conversion price based upon how much of the outstanding obligation under the Facility is converted to equity. As of June 30, 2005, none of the additional five-year warrants had been issued. The Facility is secured by a general security interest in the assets of the Company and its subsidiaries and prohibits the Company from paying any dividends on its common stock without Laurus' permission.

         On December 4, 2003, the outstanding balance of $900,000 under the Facility was refinanced with Laurus along with $500,000 of additional borrowings into a three-year, 5% secured convertible note ("2003 Note"). At June 30, 2005, the Company had no borrowings under the Facility.

         2003 NOTE

         The interest rate on the 2003 Note was equal to the greater of 5% or the prime rate plus 1%. The fixed conversion price, upon which potential issuances of the Company's common stock to satisfy the obligations of the 2003 Note were based, was $1.30. On April 27, 2004, the Company amended and restated the 2003 Note to reflect an additional $1,000,000 that it borrowed on April 27, 2004, so that the principal amount of the 2003 Note was increased to $2,400,000 from $1,400,000 (the "Amended and Restated December 2003 Note"). The net proceeds from the additional principal under the Amended and Restated December 2003 Note were used for working capital.

          The Amended and Restated 2003 Note requires monthly principal payments of $50,000 plus accrued interest (payable in arrears) on the first business day of each month, commencing August 1, 2004, with the entire remaining principal balance becoming due on December 3, 2006. Monthly payments under the original 2003 Note had been scheduled to begin in April 2004. The amount of monthly principal payment was increased from $30,000 to $50,000. The Company is required to pay any remaining balance of principal, including any accrued and unpaid interest, on the maturity date. The final payment due at maturity was increased from $440,000 to $710,000. The Company recorded approximately $173,000 as additional discount to the Amended and Restated 2003 Note, which included the $11,000 in fees it paid to an affiliate of Laurus and the $162,000 it recorded in April 2004 due to the beneficial conversion feature of the debt related to the additional borrowings. This additional discount, along with approximately $133,000 in unamortized discount remaining at the time of the amendment for a total discount of $306,000, is being amortized to interest expense over the remainder of the term of the Amended and Restated 2003 Note. In April 2004 and December 2004, Laurus converted $260,000 and $219,000 of the principal balance under the Amended and Restated 2003 Note into 200,000 and 168,462 shares of the Company's common stock, respectively. At June 30, 2005, the Company had an outstanding balance of $1,560,000, excluding unamortized fees and unamortized beneficial conversion adjustments, under the Amended and Restated 2003 Note.

         The Amended and Restated 2003 Note is secured by a general security interest in the assets of the Company and its domestic subsidiaries. The Company was required to use the net proceeds from the Amended and Restated 2003 Note for general corporate purposes only. The Company is also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. At June 30, 2005, the Company was in compliance with this covenant.

         2004 NOTE

         On December 23, 2004 ("Closing Date"), the Company entered into a Securities Purchase Agreement ("2004 Agreement") with Laurus. Pursuant to the 2004 Agreement, the Company sold to Laurus a secured convertible note in the original principal amount of $1,000,000 ("2004 Note") that is scheduled to mature on December 23, 2007 ("Maturity Date"). The Company paid Laurus Capital Management, LLC, an affiliate of Laurus, a $5,000 fee, and reimbursed Laurus for $5,000 of expenses in connection with the offering. The net proceeds from the sale of the 2004 Note were used for working capital. In connection with the 2004 Note, we issued to Laurus a warrant to purchase up to 130,000 shares of the

Company's common stock at any time or from time to time on or before December 23, 2009 at an exercise price of $1.56 per share ("2004 Warrant"). On June 30, 2005, the outstanding principal balance of the 2004 Note was $1,000,000.

         The 2004 Note bears an annual interest rate equal to the greater of 5% or prime rate plus 1% based on a 360-day year, and requires monthly interest payments in arrears on the first business day of each month beginning February 1, 2005 through the Maturity Date. The interest rate may be adjusted downward (but not below 0%) following effective registration of the shares underlying the 2004 Note with the Securities and Exchange Commission, (the "SEC") if certain increases occur in the closing price of the Company's common stock. The 2004 Note requires monthly principal repayments of $30,000 along with any related accrued but unpaid interest (together the "Monthly Payment") beginning July 1, 2005 and through the Maturity Date. The remaining balance of principal, including any accrued and unpaid interest, is due on the Maturity Date. The Monthly Payment must be paid through conversion into shares of the Company's common stock at the initial fixed conversion price of $1.29 per share (subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like, and in connection with future issuances of the Company's common stock at prices per share below the then-applicable conversion price) if the following conversion criteria are met:

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

         In the event of a default and continuation of a default, Laurus may accelerate the payment of the principal balance requiring the Company to pay 115% of the entire principal balance of the 2004 Note outstanding on that date. In the event of a default and continuation of default, the interest rate will increase by 5% per annum on the unpaid principal balance until the default is cured or waived. Events of default that would give rise to automatic acceleration of payment of the principal balance and an increase in annual interest rate on unpaid principal balance include:

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

                  The Agreement provides that:

         o if a registration statement is not filed on or prior to the initial filing date, or

         o if the registration statement is not declared effective by the SEC by the Effectiveness Date, or

         o if after the registration statement is filed with and declared effective by the SEC, the registration statement ceases to be effective as to all registrable securities to which it is required to relate at any time prior to the time that all of the registrable securities have been sold or may be sold without volume restrictions under Rule 144(k) of the Securities Act of 1933, as amended, or

         o if trading of our common stock is suspended for more than three trading days,

         then subject to certain grace periods, until the event described above is cured, the Company must pay to Laurus cash liquidated damages equal to 1.0% for each 30-day period (prorated for partial periods) of the original principal amount of the 2004 Note.

         The Company was unable to meet either the initial filing deadline or the initial Effectiveness Date. Accordingly, the Company and Laurus entered into the June 28, 2005 waiver and extension. The waiver and extension provides that the January 22, 2005 initial filing deadline is waived. The waiver and extension also provides that the amended Effectiveness Date for the initial registration statement filed under the Agreement is September 1, 2005, and with respect to each additional registration statement that may be required to be filed in the future, a date no later than 30 days following the applicable filing date. The Company paid $10,000 in liquidated damages for the delay in the registration statement being declared effective by the Commission. The $10,000 liquidated damage payment was recorded as a penalty expense under other expense in July 2005. The registration statement was declared effective by the Commission on August 12, 2005.

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

         The five-year 2004 Warrant permits Laurus to purchase up to 130,000 shares of common stock, at any time or from time to time, at the exercise price of $1.56 per share.The exercise price and the number of shares underlying the 2004 Warrant are fixed but are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like.

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

          The Company recorded a debt discount as a result of the issuance of the 2004 Warrant of approximately $103,000 and a debt discount as a result of $10,000 in fees paid to Laurus and its affiliate. The total debt discount of $113,000 is being charged to interest expense, ratably, over the term of the 2004 Note.

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

         The following represents pro forma information as if the Company recorded compensation cost using the fair value of the issued compensation instrument under SFAS No. 123 (in thousands, except amounts per share):

                                                     THREE MONTHS ENDED JUNE 30,
                                                       2005              2004
                                                     --------           -------
         Net loss - as reported                      $   (334)          $  (617)
         Deduct: Stock-based compensation expense
             determined under the fair value based
             method for all awards, net of tax
                                                           36                34
                                                     --------           -------
         Net loss - pro forma                        $   (370)          $  (651)
                                                     ========           =======
         Basic and diluted net loss per share -
             as reported                             $  (0.02)          $ (0.03)
                                                     ========           =======
             pro forma                               $  (0.02)          $ (0.04)
                                                     ========           =======
         Weighted average fair value of options
             granted                                 $     --           $    --
                                                     ========           =======


                                                       2005               2004
                                                     --------           -------
              Black-Scholes option pricing model
                assumptions:
                  Dividend yield                           --               --
                  Expected volatility                    81.0%            60.2%
                  Risk-free interest rate                4.26              3.9%
                  Expected option lives (in years)       7.01              6.4

9. FOREIGN CURRENCY TRANSLATION

         The financial condition and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into United States dollars (the reporting currency) at the exchange rate in effect at the end of the interim period. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective interim periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in the consolidated balance sheet. Gains and losses resulting from foreign currency transactions are included in operations and were not material to the first quarters of fiscal 2006 and 2005.

10. COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $373,000 and $621,000 for the quarters ended June 30, 2005 and 2004, respectively.

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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                            2005           2004
         Numerator:
         Net loss and numerator for basic and diluted loss per share      $   (334)     $   (617)
                                                                          ========      ========

         Denominator:
         Denominator for basic net loss per share - average
            number of common shares outstanding during the period           19,117        18,626
         Incremental common shares attributable to exercise of
            outstanding options, warrants and other common stock
            equivalents                                                         --            --
                                                                          --------      --------
         Denominator for diluted net loss per share                         19,117        18,626
                                                                          ========      ========

         Basic and diluted net loss per share                             $  (0.02)     $  (0.03)
                                                                          ========      ========


         Options, warrants and other common stock equivalents amounting to 1,977,000 and 1,847,000 potential common shares were excluded from the computations of diluted EPS for the quarters ended June 30, 2005 and 2004, respectively, because the Company reported net losses and, therefore, the effect would have been anti-dilutive. Potential common shares amounting to 1,975,000 from the possible conversion of the convertible notes issued to Laurus were excluded from the computation of diluted loss per share for the quarter ended June 30, 2005, as their effect would have been anti-dilutive.

12. SEGMENT AND GEOGRAPHIC DATA

         The Company is an integrated Internet and IT technology and services company. The Company's operating segments are:

         o        Engineering and collaborative software products and services;
                  and
         o        IT services

         The Company applies the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. The Company's management monitors unallocable expenses related to the Company's corporate activities in a separate "Center," which is reflected in the tables below.

         The significant components of worldwide operations by reportable operating segment are:

                                                              THREE MONTHS
                                                             ENDED JUNE 30,
                                                        ------------------------
                                                          2005            2004
                                                        -------         -------
                                                            (IN THOUSANDS)
         NET REVENUE
             Engineering and collaborative software     $ 3,014         $ 2,444
               products and services
             IT services                                    834           1,080
                                                        -------         -------
                  Consolidated                          $ 3,848         $ 3,524
                                                        =======         =======

         GROSS PROFIT
             Engineering and collaborative software     $ 2,889         $ 2,199
               products and services
             IT services                                    201             322
                                                        -------         -------
                  Consolidated                          $ 3,090         $ 2,521
                                                        =======         =======

         OPERATING (LOSS) INCOME
             Engineering and collaborative software     $   337         $  (113)
               products and services
             IT services                                    (96)             28
             Center                                        (412)           (450)
                                                        -------         -------
                  Consolidated                          $  (171)        $  (535)
                                                        =======         =======


         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, the United Kingdom, France, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:


                                                           THREE MONTHS ENDED
                                                               JUNE 30,
                                                        ------------------------
                                                         2005            2004
                                                        ------          ------
                                                            (IN THOUSANDS)
         NET REVENUE
         United States                                  $1,782          $1,584
         The Americas (other than U.S.)                    203             165
         Europe                                            860             770
         Asia-Pacific                                    1,003           1,005
                                                        ------          ------

                  Consolidated                          $3,848          $3,524
                                                        ======          ======
         EXPORT SALES
         United States                                  $  421          $  405
                                                        ======          ======

                                                              AS OF
                                                   ---------------------------
                                                     JUNE 30,        MARCH 31,
                                                      2005             2005
                                                   ----------       ----------
                                                         (IN THOUSANDS)

         LONG-LIVED ASSETS
         United States                             $    3,627       $    3,466
         Europe                                           187              201
         Asia-Pacific                                   1,173            1,345
                                                   ----------       ----------

                  Consolidated                     $    4,987       $    5,012
                                                   ==========       ==========

13. CONTINGENCIES

         The Company is party to various litigation matters arising in the normal course of business. Management believes the resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

14. DISCONTINUED OPERATIONS

         In its continuing efforts to focus on its core software products and IT services businesses, the Company sold its Web-based telecommunications services division in September 2004. Accordingly, the results of the operations of the Web-based telecommunications services division is excluded from continuing operations and reported as "Discontinued Operations" for the three months ended June 30, 2004. Gain from the discontinued operations for the three months ended June 30, 2004 was $29,000.

         The total sales price was $130,000 for the sale of the Web-based telecommunications services division in September 2004. The Company received the entire proceeds from the sale of the Web-based telecommunications services division as of March 31, 2005.

         The following table summarizes financial information for the discontinued operations:

                                                             THREE MONTHS ENDED
                                                                 JUNE 30,
                                                              2005       2004
                                                             ------     ------
          Web-based telecommunications services revenues     $   --     $  217
                                                             ------     ------
                                                                 --        217
                                                             ------     ------

          Income from operations of
            Web-based telecommunications services                --         29

                                                             ------     ------
         Income from discontinued operations                 $   --     $   29
                                                             ======     ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that the forward-looking statements be subject to the safe harbors created by those sections. The forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

         o our ability to achieve and maintain profitability and obtain additional working capital, if required;
         o        our ability to re-pay our debt and service our interest cost;
         o our ability to successfully implement our business plans, including our engineering business process outsourcing initiatives;
         o our ability to attract and retain strategic partners and alliances;
         o        our ability to hire and retain qualified personnel;
         o the risks of uncertainty of protection of our intellectual property;
         o risks associated with existing and future governmental regulation to which we are subject; and
         o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

         Our net revenues during the three months ended June 30, 2005 were $3,848,000, an increase of $324,000 (9.2%) over the corresponding prior year period, of which engineering and collaborative software products and services net revenues increased $570,000 (23.3%), and IT services net revenues declined $246,000 (22.8%).

         Although historically our software sales and revenues have increased during the second half of the fiscal year, we offer no assurance that increases in software sales and revenues will materialize since our sales and revenues depend upon, among other factors, our customers' continued acceptance of our products and services as well as our customers' economic conditions.

         Currently, our EBPO services address the production of structural steel detailing drawings. Although we believe our EBPO services will contribute additional revenues to the IT services segment, we offer no assurance as to the amount of additional revenues that may materialize since we have a limited history in this segment of the business, and competition for such services is intense as there are relatively few barriers to entry.

         As of June 30, 2005, our indebtedness under our convertible notes totaled approximately $2,560,000, out of a total availability of $4,000,000.

     CRITICAL ACCOUNTING POLICIES

         We have identified the following as accounting policies that are the most critical to aid in understanding and evaluating our financial results:

         o        revenue recognition;
         o        allowance for doubtful accounts receivable; and
         o        impairment of long-lived assets, including goodwill.

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

         At the time of sale of our pre-packaged engineering software products, we provide a 15-day right of return on the purchase of the products during which time the customers may return the products to us subject to a $50 restocking fee on each returned item. Customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenue from the maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

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

         We recognize revenues from our IT services primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as we perform IT services. Certain IT services contracts are fixed price contracts where we measure progress toward completion by mutually agreed upon pre-determined milestones and recognize revenue upon reaching those milestones. Our fixed price IT contracts typically are for a short duration of one to six months. We did not have any uncompleted fixed price IT contracts at June 30, 2005.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

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

         Our annual test for impairment is performed as of March 31 every year. The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill will be incorrect. In addition, future results of operations could be materially impacted by the write-down of the carrying amount of goodwill to its estimated fair value. There was no goodwill impairment write-down during the three months ended June 30, 2005. As of June 30, 2005, our goodwill balance was $3,088,000.

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 VERSUS THREE MONTHS ENDED JUNE 30, 2004

CONTINUING OPERATIONS

NET REVENUES

         The following table presents our net revenues by segment (dollars in thousands):

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                         ----------------------
NET REVENUE                                               2005            2004
                                                         ------          ------
     Engineering and collaborative
       software products and services                    $3,014          $2,444
     % of total net revenues                               78.3%           69.4%

     IT services                                         $  834          $1,080
     % of total net revenues                               21.7%           30.6%

                                                         ------          ------

     Total net revenues                                  $3,848          $3,524
                                                         ======          ======


         Net revenues for the three months ended June 30, 2005 increased by $324,000 (9.2%), compared to the three months ended June 30, 2004. Our revenues consisted primarily of revenues from (1) engineering and collaborative software products and services, and (2) IT services.

         ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Net revenues from engineering and collaborative software products and services for the three months ended June 30, 2005 increased by $570,000 (23.3%) compared to the three months ended June 30, 2004 primarily due to an increase in net revenues from engineering software products and services in the U.S. and Europe and an increase in net revenues from collaborative software products and services.

         Net revenues from engineering software products and services for the three months ended June 30, 2005 increased by $446,000 (19.0%) compared to the three months ended June 30, 2004 primarily due to a $303,000 increase in net revenues from the U.S. and a $129,000 increase from Europe. Net revenues from U.S. increased due to a $144,000 increase in dealer sales, an $88,000 increase in maintenance and corporate license revenue recognized, and a $50,000 increase relating to a software service project recognized during the three months ended June 30, 2005. In the later part of fiscal 2005, we increased our efforts to increase our maintenance billings, which are now being reflected in the net revenues from maintenance sales recognized. Net revenues from Europe increased due to an increased emphasis on engineering software products and services rather than on IT services and due to an increase in maintenance revenue recognized.

         Net revenues from collaborative software products and services for the three months ended June 30, 2005 increased by $124,000 (149%) compared to the three months ended June 30, 2004 primarily due to the completion and recognition of one large project in the amount of $98,000 during the three months ended June 30, 2005, compared to the same period in the prior year when no new projects were completed. The timing of completion and recognition of our large projects creates greater variability in our collaborative software net revenues between quarters.

         Historically, our engineering software sales during the second half of a fiscal year have been higher than during the first half of a fiscal year. We believe this trend will continue in the current fiscal year, provided our customers' continued acceptance of our products and economic conditions occur as anticipated.

          IT SERVICES

         The trend of decreasing IT services net revenues continued for the three months ended June 30, 2005, compared to the same period in the prior fiscal year. IT services net revenues decreased $246,000 (22.8%) for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. Net revenues from IT services have decreased due to the scaling back of one of our domestic IT services offices, to decreases in IT services revenues from Europe, and due to lowering the prices we charge our customers in order to be able to compete with our competitors and to retain our current customers. For the past several years, the IT services industry has been adversely affected by a slow economy, and many of our customers reduced, and continue to reduce, spending on technology consulting and systems integration services. In addition, the decrease is also attributable to the fact that our EBPO services business did not bring significant revenues to the IT services segment. The EBPO service business decreased by $17,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Although we anticipate that our EBPO services business will bring in additional revenues for the IT services segment, we cannot assure you that we will be successful in this endeavor, due to competition among providers of such services and relatively few barriers to entry since EBPO services are not capital-intensive.

GROSS PROFIT AND GROSS MARGIN

         The following table presents our gross profit by segment and gross profit as a percentage of each segment's net revenue, or gross margin (dollars in thousands):


                                                        THREE MONTHS ENDED
                                                              JUNE 30,
                                                    ---------------------------
                                                       2005              2004
                                                    ---------         ---------
GROSS PROFIT
    Engineering and collaborative
      software products and services                $   2,889         $   2,199
    IT services                                           201               322

                                                    ---------         ---------
         Consolidated                               $   3,090         $   2,521
                                                    =========         =========
GROSS MARGIN
    Engineering and collaborative
      software products and services                     95.9%             90.0%
    IT services                                          24.1%             29.8%

         Consolidated                                    80.3%             71.5%


         Consolidated gross margin increased to 80.3% for the three months ended June 30, 2005 from 71.5% for the three months ended June 30, 2004 due to the higher concentration of the higher gross margin from engineering and collaborative software products and services compared to IT services.

         ENGINEERING AND COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Our engineering and collaborative software products and services segment generally produces higher gross margin than our IT services segment due to the relatively lower costs associated with each sale. Additionally, research and development costs are typically written off when developing software, and only certain amounts are capitalized and subsequently amortized. The cost of revenues for the engineering and collaborative software products and services segment includes printing services, direct supplies such as hardware locks that are attached to the central processing unit to prevent unauthorized access to licensed software, salaries for the technical support employees, freight out, and software amortization expense. The increase in the gross margin in the engineering and collaborative software products and services segment is primarily the result of the increase in net revenues for the three months ended June 30, 2005 as compared to net revenues for the three months ended June 30, 2004. Some of the components of the cost of revenues, such as amortization of capitalized software development and salaries, do not vary significantly with changes in revenues.

         Gross margin in the engineering and collaborative software products and services segment increased by 5.9 percentage points for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. The increase in gross margin in the engineering and collaborative software products and services segment was primarily due to a $69,000 decrease in software amortization costs as a result of the completion of amortization during June 2004, a $23,000 decrease in salaries for the technical support employees due to the majority of our technical support team being shifted to the India office, and a $23,000 decrease in printing and distribution.

         IT SERVICES

         Gross margin in the IT services segment decreased by 5.7 percentage points for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. The IT service segment decreased due to the increase in the number of employees for the new estimated EBPO projects we will undertake, but have not begun yet or have been delayed. Historically, gross profit percentage from the IT services segment has been lower than gross profit percentage from the engineering and collaborative software products and services segment due to the higher cost of labor associated with IT services. The cost of revenues for IT services includes the salaries, bonuses, and benefits for the consulting employees. Our IT services consultants generally receive higher salaries than our technical support employees.

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

OPERATING EXPENSES

         The following table presents our operating expenses in dollars and as a percentage of total net revenues (dollars in thousands):

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                       -------------------------
                                                         2005              2004
                                                       -------           -------
OPERATING EXPENSES
    Selling, general and
      administrative expenses                          $2,454            $2,235
    % of total net revenues                              63.8%             63.4%

    Research and development                           $  382            $  415
    % of total net revenues                               9.9%             11.8%

    Bad debt expense                                   $  208            $  165
    % of total net revenues                               5.4%              4.7%

    Depreciation                                       $  217            $  241
    % of total net revenues                               5.6%              6.8%

    Total operating expenses                           $3,261            $3,056
    % of total net revenues                              84.7%             86.7%

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses increased by $219,000 (9.8%) for the three months ended June 30, 2005, compared to the three months ended June 30, 2004 primarily due to the following:

         o an increase of $47,000 for write-offs of old advance income tax amounts deducted at source in the India office that will not be recoverable;
         o professional fees increased $43,000 due to additional accounting and legal fees;
         o tradeshow and advertising expenses increased $32,000 due to increased road shows and advertising campaigns in order to increase sales growth;
         o traveling expense increased $32,000 due to increased traveling by our sales departments and upper management in order to increase sales growth;
         o dealer and employee sales commission expense increased $32,000 due to increased corporate license and dealer sales; and
         o telephone expense increased $27,000 due to the addition of our international private leased circuit line.

         We continue to monitor our SG&A expenses but do not make any assurances that we will be able to cut SG&A expenses from levels attained in the first three months of fiscal 2006. In addition, obtaining profitability may be difficult even with reduced expenses because some of the areas of expense cutting, such as sales and marketing and research and development, involve activities that we ordinarily undertake with the expectation that they will contribute to future revenues. Even if near-term profitability can be achieved through cost cutting, it will not be sustainable if the effect of cost cutting is to impede future revenue growth.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses decreased by $33,000 (8.0%) for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. As a percentage of engineering and collaborative software net revenues, to which they mostly relate, R&D expenses decreased to 12.7% for the three months ended June 30, 2005 from 17.0% for the same period in the prior fiscal year. The decrease in R&D expenses is primarily related to a $53,000 decrease in salaries and related expenses due to terminations and reorganization and a $42,000 decrease due to capitalization of software development expenses related to STAAD X. These decreases were offset by an increase of $47,000 in outside consulting expenses. We believe R&D expenses may not decrease further from our current levels.

         BAD DEBT EXPENSE

         Bad debt expense increased by $43,000 (26%) to $208,000 for the three months ended June 30, 2005 from $165,000 for the three months ended June 30, 2004. The increase in bad debt expense was primarily due to an increase in the reserve balance for receivables at our India subsidiary.

         DEPRECIATION

         Depreciation expenses (excluding amounts charged to cost of revenues) decreased by $24,000 (10.0%) for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. We anticipate that depreciation expenses will remain at this level through the end of fiscal 2006.

SEGMENT PROFITABILITY AND OPERATING INCOME (LOSS)

         During the three months ended June 30, 2005, consolidated operating loss was $171,000 compared to a consolidated operating loss of $535,000 during the three months ended June 30, 2004. Consolidated operating loss during the three months ended June 30, 2005 consisted of operating income from the engineering and collaborative software products and services segment, offset by an operating loss for the IT services segment and for the corporate center. Operating income in the engineering and collaborative software products and services segment was $337,000 during the three months ended June 30, 2005 compared to an operating loss of $113,000 during the three months ended June 30, 2004. In the IT services segment, the operating loss during the three months ended June 30, 2005 was $96,000 compared to an operating income of $28,000 during the three months ended June 30, 2004.

OTHER EXPENSE (INCOME)

         The following table presents our other expense (income) in dollars and as a percentage of total net revenues (dollars in thousands):

                                                          THREE MONTHS ENDED
                                                              JUNE 30,
                                                      --------------------------
                                                        2005             2004
                                                      --------         ---------
OTHER EXPENSE (INCOME)
    Interest, net                                     $  138           $   138
    % of total net revenues                              3.6%              3.9%

    Other expense (income)                            $   10           $   (33)
    % of total net revenues                              0.2%             (0.9)%

    Total other expense                               $  148           $   105
    % of total net revenues                              3.8%              3.0%

         INTEREST EXPENSE

         Net interest remained constant at $138,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Interest expense in the upcoming quarters may decrease if additional portions of debt outstanding under the Amended 2003 Note and 2004 Note are converted into equity or may increase if we borrow additional amounts.

         OTHER (INCOME) EXPENSE

         Other income decreased by $43,000 for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. During the three months ended June 30, 2004, we had sold certain assets that were previously written off, and did not have any similar transactions during the three months ended June 30, 2005.

         INCOME TAXES

          We recorded an income tax expense of $15,000 for the three months ended June 30, 2005 compared to $6,000 during the same period in the prior fiscal year. Tax expense for the three months ended June 30, 2005 resulted from provisions for domestic income taxes.

DISCONTINUED OPERATIONS

         In our continuing efforts to focus on its core software products and IT services businesses, we sold our Web-based telecommunications services division in September 2004. Accordingly, the results of the operations of the Web-based telecommunications services division are excluded from continuing operations and reported as "Discontinued Operations" for the three months ended June 30, 2004. Gain from the discontinued operations for the three months ended June 30, 2004 was $29,000.

         The total sales price was $130,000 for the sale of the Web-based telecommunications services division in September 2004. We had received the entire proceeds from the sale of the Web-based telecommunications services division as of March 31, 2005.

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

         Our principal sources of liquidity at June 30, 2005 consisted of $3,851,000 of cash and cash equivalents. Cash and cash equivalents increased by $170,000 (4.6%) during the three months ended June 30, 2005.

         Net cash provided by operations was $415,000 during the three months ended June 30, 2005 compared to $371,000 of net cash used in operations during the three months ended June 30, 2004, an increase of $786,000. The major contributors to this improvement in operating cash flows were the following:

         o A $775,000 decrease in accounts receivable due to increased cash collections and higher prepaid sales to domestic customers;
         o A $188,000 decrease in prepaid expenses and other current assets due to the write-off of tax deducted at source amounts that are not recoverable, a decrease in prepaid software fees, and a decrease in prepaid insurance fees; and
         o A $43,000 increase in accounts payable due to differences in the timing of payments.

         The above were partially offset by a $369,000 decrease in deferred revenues primarily due to a lower level of new maintenance billings and a higher level of recognized revenues from deferred billings and due to the recognition of one of our collaborative software projects that was previously deferred.

         The following contributed to cash usage during the three months ended June 30, 2004:

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

         Although we anticipate our cash needs will increase in the upcoming quarters as a result of increases in expenses related to our EBPO services, we believe this increase will be more than offset by revenues we anticipate earning from such services. However, the combined effect of such transactions may not result in net cash provided by operations, if actual level of expenses and revenues from our EBPO services differ from anticipated levels due to unanticipated increases in labor costs or decreased demand, competition, or other factors.

         Net cash used in investing activities was $138,000 during the three months ended June 30, 2005 compared to cash provided by investing activities of $34,000 during the three months ended June 30, 2004. Cash used in investing activities during the three months ended June 30, 2005 primarily consisted of capital expenditures of $121,000 and payments to acquire a company of $19,000. Cash provided by investing activities during the three months ended June 30, 2004 consisted of proceeds from the sale of a subsidiary, offset by capital expenditures of $98,000 and payments to acquire a company of $24,000.

         Net cash used in financing activities during the three months ended June 30, 2005 was $88,000 compared to net cash provided by financing activities of $915,000 during the three months ended June 30, 2004. Cash used in financing activities during the three months ended June 30, 2005 consisted of repayments of long-term debt of $100,000 and repayment of capital lease obligations of $36,000, offset by long-term borrowings of $48,000 from our overdraft credit facility of our India subsidiary. During the three months ended June 30, 2005, we repaid $81,000 to Laurus, and the international subsidiary repaid $19,000 in bank debt.

         We incurred net losses from continuing operations of $334,000 and $617,000 during the three months ended June 30, 2005 and 2004, respectively. We recorded net cash provided by operations of $415,000 and used cash in operations of $371,000 during the three months ended June 30, 2005 and 2004, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services.

         Historically we have relied upon cash from financing activities to fund the majority of the cash requirements of our operating and investing activities. We have not been able to generate sufficient cash from our operating activities in the past, and there is no assurance we will be able to do so in the future. However, we believe that current and future available capital resources will be adequate to fund our operations for the next twelve months, because we are continuing to implement cost containment measures in an effort to reduce net cash outflow both domestically and abroad and are working to increase sales of our software products.

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

         The following table summarizes our contractual obligations and commercial commitments at June 30, 2005 (in thousands):

                                                                     PAYMENTS DUE BY PERIOD
                                       --------------------------------------------------------------------------------
                                                        LESS THAN 1                                           AFTER 5
         CONTRACTUAL OBLIGATIONS           TOTAL           YEAR            2-3 YEARS        4-5 YEARS          YEARS
                                       ------------     ------------     ------------     ------------     ------------
Long-Term Debt*                        $      3,858     $      1,830     $      1,852     $        172     $          4
Capital Lease Obligations**                     597              215              330               52               --
Operating Leases                              2,603              326              419              368            1,490

                                       ------------     ------------     ------------     ------------     ------------
Total Contractual Cash Obligations     $      7,058     $      2,371     $      2,601     $        592     $      1,494
                                       ============     ============     ============     ============     ============


*  Excludes debt discount of $365
** Represents future minimum lease payments excluding deductions for imputed interest of $117

         On July 31, 2003, we obtained $4,000,000 revolving credit facility from Laurus. The availability of funds under this credit facility is limited by the amount of the unpaid balances on the 2003 Note and the 2004 Note (collectively, the "Laurus Notes"). At June 30, 2005, we had no borrowings under the revolving credit facility and we had a total availability of $1,440,000 under the revolving credit facility.

         We are required to use the net proceeds from this financing for general corporate purposes only. We are also required not to permit for any fiscal quarter commencing April 1, 2004, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. We were in compliance with such covenant as of June 30, 2005.

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

ITEM 3.   CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended June 30, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

         Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will be effective for our fiscal year ending March 31, 2007. In order to comply with the Act, we are beginning a comprehensive effort, which includes documentation and testing of the design and operation of our internal controls using the guidelines established by Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, we may identify certain internal control matters that our management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although our management does not believe that any of these matters will result in material weaknesses being identified in the our internal controls as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

             None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
          PROCEEDS

         DIVIDENDS AND RESTRICTIONS

         The credit facility with Laurus prohibits us from paying any dividends on our common stock without Laurus' permission. We were required to use the net proceeds from the Laurus financing for general corporate purposes only. We are also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. At June 30, 2005, we were in compliance with this covenant.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended June 30, 2005, no matters were submitted to a vote of our common stockholders.

ITEM 5.   OTHER INFORMATION

             None.

ITEM 6.   EXHIBITS

EXHIBIT
 NUMBER           DESCRIPTION
 ------           -----------
  10.1            Description of Salary and Bonus Programs for Executive
                  Officers for Fiscal Year 2006 (1)

  10.2            Description of Non-Employee Director Compensation (1)

  10.3 Form of Change in Control and Executive Retention Agreement approved effective as of June 1, 2005 between netGuru, Inc. and each of Amrit K. Das, Santanu Das, Clara Young and Bruce
                  K. Nelson (1)

  10.4 Form of Non-Qualified Stock Option Agreement dated June 7, 2005 between netGuru, Inc. and each non-employee director (1)

  10.5 Waiver of Section 2(a) and Extension of Section 2(b) of Registration Rights Agreement dated June 28, 2005 between Laurus Master Fund, Ltd. and netGuru, Inc. (2)

  31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 (3)

  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

----------

  (1) Filed on June 7, 2005 as an exhibit to our Form 8-K for June 1, 2005 and incorporated herein by reference.

  (2) Filed on July 5, 2005 as an exhibit to our Form 8-K for June 28, 2005 and incorporated herein by reference

  (3)             Attached as an exhibit to this Form 10-QSB

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 15, 2005

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