Form 10QSB
period 2005-09-30
NETGURU INC
filed 2005-11-14
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 19,117,154 on November 11, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

           Condensed Consolidated Statements of Operations for the Three and
           Six Months Ended September 30, 2005 and 2004 (unaudited)........... 3

           Condensed Consolidated Balance Sheets as of
           September 30, 2005 (unaudited) and March 31, 2005.................. 4

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended September 30, 2005 and 2004 (unaudited)........... 5

           Notes to Condensed Consolidated Financial Statements (unaudited)... 7

Item 2.    Management's Discussion and Analysis or Plan of Operation..........20

Item 3.    Controls and Procedures ...........................................32



                              PART II
                         OTHER INFORMATION

Item 1.    Legal Proceedings..................................................34

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........34

Item 3.    Defaults Upon Senior Securities....................................34

Item 4.    Submission of Matters to a Vote of Security Holders................34

Item 5.    Other Information..................................................34

Item 6.    Exhibits ..........................................................35


Signatures....................................................................36

Exhibits Filed with this Report on Form 10-QSB................................37


                                             PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                             NETGURU, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                   (In thousands, except share and per share amounts)


                                                   THREE MONTHS      THREE MONTHS       SIX MONTHS         SIX MONTHS
                                                      ENDED             ENDED              ENDED              ENDED
                                                   SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                       2005              2004               2005               2004
                                                  -------------      -------------      -------------      -------------
Net revenues:
    Collaborative software products and
      services                                    $        172       $        185       $        380       $        268
    IT services                                            744              1,034              1,517              2,109
                                                  -------------      -------------      -------------      -------------
           Total net revenues                              916              1,219              1,897              2,377

Cost of revenues:
    Collaborative software products and
      services                                               1                  1                  2                 71
    IT services                                            570                657              1,175              1,388
                                                  -------------      -------------      -------------      -------------
           Total cost of revenues                          571                658              1,177              1,459

                                                  -------------      -------------      -------------      -------------
           Gross profit                                    345                561                720                918
                                                  -------------      -------------      -------------      -------------

Operating expenses:
    Selling, general and administrative                    737                722              1,344              1,397
    Research and development                               138                135                291                273
    Bad debt expense                                       165                 --                221                156
    Depreciation                                            48                 71                 95                139

                                                  -------------      -------------      -------------      -------------
           Total operating expenses                      1,088                928              1,951              1,965
                                                  -------------      -------------      -------------      -------------

           Operating loss                                 (743)              (367)            (1,231)            (1,047)
                                                  -------------      -------------      -------------      -------------

Other expense (income):
    Interest, net                                          127                 98                250                216
    Other                                                  (11)               (24)                (6)               (58)

                                                  -------------      -------------      -------------      -------------
           Total other expense                             116                 74                244                158
                                                  -------------      -------------      -------------      -------------

Loss from continuing operations before
    income taxes                                          (859)              (441)            (1,475)            (1,205)
Income tax (benefit) expense                                (3)                 3                  7                  8
                                                  -------------      -------------      -------------      -------------
Loss from continuing operations                           (856)              (444)            (1,482)            (1,213)

(Loss) income from discontinued operations
(Note 14)                                                 (138)               371                154                522

                                                  -------------      -------------      -------------      -------------
           Net loss                               $       (994)      $        (73)      $     (1,328)      $       (691)
                                                  =============      =============      =============      =============

Basic and diluted loss per common share:
     Loss per common share from continuing
    operations                                    $      (0.04)      $      (0.02)      $      (0.08)      $      (0.07)
     (Loss) income from discontinued operations          (0.01)              0.02               0.01               0.03
                                                  -------------      -------------      -------------      -------------
     Basic and diluted loss per common share      $      (0.05)      $      (0.00)      $      (0.07)      $      (0.04)
                                                  =============      =============      =============      =============

Common shares used in computing basic and
    diluted loss per common share:                  19,117,154         18,833,350         19,117,154         18,730,323
                                                  =============      =============      =============      =============

                          See accompanying notes to condensed consolidated financial statements.

                                                           3


                                        NETGURU, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share and per share amounts)

                                                                                SEPTEMBER 30,    MARCH 31,
                                                                                     2005          2005
                                                                                 (UNAUDITED)
                                                                                  ---------      ---------

                                     ASSETS
Current assets:
    Cash and cash equivalents                                                     $  2,753       $  3,681
    Accounts receivable (net of allowance for doubtful accounts of $166 and
      $199, as of September 30, 2005 and March 31, 2005, respectively)                 806          1,491
    Income tax receivable                                                               12             15
    Notes and related party loans receivable                                            12             12
    Deposits                                                                            38             54
    Prepaid expenses and other current assets                                          773            967
    Current assets held for sale (Note 14)                                           3,549          4,274
                                                                                  ---------      ---------
           Total current assets                                                      7,943         10,494

Property, plant and equipment, net                                                     895            924
Goodwill                                                                             2,929          2,931
Other assets                                                                           135            144
                                                                                  ---------      ---------
                                                                                  $ 11,902       $ 14,493
                                                                                  =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt, net of discount of $209 and  $222 as
      of September 30, 2005 and March 31, 2005, respectively                      $  1,361       $  1,297
    Related party loans payable                                                         --            100
    Current portion of capital lease obligations                                        16             15
    Accounts payable                                                                   405            179
    Accrued expenses                                                                   410            469
    Income taxes payable                                                                24             19
    Deferred revenues                                                                  317            579
    Other liabilities                                                                  157            179
    Liabilities held for sale (Note 14)                                              2,976          3,530
                                                                                  ---------      ---------
           Total current liabilities                                                 5,666          6,367

Long-term debt, net of current portion and net of discount of $99 and $200,
    as of September 30, 2005 and March 31, 2005, respectively                        1,644          2,108
Capital lease obligations, net of current portion                                       47             55
Deferred gain on sale-leaseback                                                        643            678
                                                                                  ---------      ---------
           Total liabilities                                                         8,000          9,208
                                                                                  ---------      ---------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                                           --             --
    Common stock, par value $.01; (Authorized 150,000,000 shares; 19,117,154
      shares outstanding as of September 30, 2005 and March 31, 2005)                  191            191
    Additional paid-in capital                                                      36,869         36,869
    Accumulated deficit                                                            (32,560)       (31,232)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                            (598)          (543)
                                                                                  ---------      ---------
           Total stockholders' equity                                                3,902          5,285
                                                                                  ---------      ---------
                                                                                  $ 11,902       $ 14,493
                                                                                  =========      =========

                    See accompanying notes to condensed consolidated financial statements.

                                                      4


                                        NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                (In thousands)

                                                                          SIX MONTHS        SIX MONTHS
                                                                             ENDED             ENDED
                                                                         SEPTEMBER 30,      SEPTEMBER 30,
                                                                             2005               2004
                                                                           --------           --------
Cash flows from operating activities:
    Net loss                                                               $(1,328)           $  (691)
    Income from discontinued operations                                        154                522
                                                                           --------           --------
    Loss from continuing operations                                         (1,482)            (1,213)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                           95                208
        Bad debt expense                                                       221                156
        Amortization of discount on loan                                       113                111
        Expense recognized on issuance of warrants and common stock             --                 48
        Changes in operating assets and liabilities:
          Accounts receivable                                                  462               (246)
          Notes and related party loans receivable                              --                  4
          Income tax receivable                                                  4                 14
          Prepaid expenses and other current assets                            187                (94)
          Deposits                                                              15                (33)
          Other assets                                                           9                 (9)
          Accounts payable                                                     227               (124)
          Accrued expenses                                                     (55)              (105)
          Income taxes payable                                                   6                 (2)
          Other current liabilities                                            (10)                43
          Deferred revenues                                                   (255)               113
          Deferred gain on sale-leaseback                                      (35)               (35)
                                                                           --------           --------

                  Net cash used in operating activities                       (498)            (1,164)
                                                                           --------           --------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                  (67)              (106)
        Sale of short-term investments                                          --                100
        Proceeds from sale of division                                          --                191
                                                                           --------           --------

                  Net cash (used in) provided by investing activities         (67)                185
                                                                           --------           --------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                    --              2,032
    Repayment of long-term debt                                               (604)            (1,294)
    Repayment of capital lease obligations                                      (7)                (4)
    Issuance of common stock                                                    --                 50
                                                                           --------           --------

                  Net cash (used in) provided by financing activities         (611)               784
                                                                           --------           --------

    Effect of exchange rate changes on cash and cash equivalents               (46)                98
                                                                           --------           --------

                  Net cash used in continuing operations                    (1,222)              (97)
                  Net cash provided by (used in) discontinued
                  operations                                                   294                (9)

                                                                           --------           --------
Cash and cash equivalents, beginning of period                               3,681              1,646
                                                                           --------           --------

Cash and cash equivalents, end of period                                   $ 2,753            $ 1,540
                                                                           ========           ========

(continued on the following page)

                                                      5






                                             NETGURU, INC. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                       (Unaudited)
                                                     (In thousands)

                                                                           SIX MONTHS        SIX MONTHS
                                                                              ENDED              ENDED
                                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                                              2005               2004
                                                                          ------------      -------------

Supplemental disclosure of cash flow information: Cash paid for:
      Interest                                                            $        165      $        157
                                                                          ============      ============
      Income taxes                                                        $          8      $          4
                                                                          ============      ============

Supplemental disclosure of non-cash investing and financing activities:
    Acquisition of equipment under capital leases                         $          -      $         78
    Repayment of convertible debt with common stock                       $          -      $        910
     Acquisition of a company:
      Net assets acquired                                                 $          -      $         54
      Net liabilities assumed                                             $          -      $         29
      Promissory note issued toward consideration, net of discount        $          -      $        142
      Common stock issued toward consideration                            $          -      $         29


                         See accompanying notes to condensed consolidated financial statements.

                                                           6

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of netGuru, Inc. and its wholly-owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         These condensed consolidated financial statements have been prepared by the Company and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2005 and the results of operations and the cash flows for the three and six months ended September 30, 2005 and 2004, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending March 31, 2006 or any other period. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report on Form10-KSB for the year ended March 31, 2005.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         On August 19, 2005, the Company entered into an Asset Purchase Agreement with privately held Bentley Systems, Incorporated to sell the Company's Research Engineers International ("REI") business and STAAD product lines. As of that date, the Company met the criteria required to account for the REI segment as a discontinued operation. As such, unless otherwise noted, all amounts presented, including all note disclosures, contain only information related to the Company's continuing operations. See note 14 for additional discontinued operations disclosures.

         Certain reclassifications have been made to the fiscal 2005 condensed consolidated financial statements to conform to the fiscal 2006 presentation. The primary reclassifications relate to the separate reporting for the discontinued operations of the REI business and STAAD product lines (note 14).

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At September 30, 2005, the Company's management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company's management also believed that the carrying amounts of its capital lease obligations approximated their fair values, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date. In addition, the Company's management also believed that the carrying amounts of its long-term debt obligations approximated their fair values, as the borrowing rates are consistent with those of other lending sources. The estimated fair value of the Company's long-term debt at September 30, 2005, was approximately $3.0 million.

3.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     EXCHANGES OF NONMONETARY ASSETS

         In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an Amendment of Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS No. 153 requires companies to measure exchanges of nonmonetary assets, including similar productive assets that have commercial substance, based on the fair value of the assets exchanged, recognizing a gain or loss. SFAS No. 153 is effective for interim periods beginning after June 15, 2005 and, thus, became effective for the Company beginning with the second quarter of fiscal 2006. The adoption of SFAS No. 153 has not had a material effect on the Company's consolidated financial condition or results of operations.

     SHARE-BASED PAYMENT

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. For small businesses, SFAS No. 123(R) is effective for the first quarter of the first fiscal year beginning after December 15, 2005 and, thus, will be effective for the Company for the interim periods beginning with first quarter of fiscal 2007. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the effect of adopting SFAS No. 123(R) and the Company's management believes the adoption of SFAS No. 123(R), will have a material effect on the Company's consolidated results of operations, similar to the pro forma results described in "Stock-Based Compensation" in note 1 to the Company's consolidated financial statements included in the Company's annual report on Form 10-KSB for fiscal 2005 and note 8 of this quarterly report. However, management has not yet determined the actual effect of the accounting for stock option and related income tax components.


4.  SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

         The Company capitalizes costs related to the development of certain software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. As of September 30, 2005, there were no unamortized capitalized software costs.

         The Company amortizes capitalized software development costs and purchased technology using the straight-line method over two to five years, or the ratio of actual sales to anticipated sales, whichever is greater. Amortization of software development costs and purchased technology charged to operations was approximately $0 and $69,000 for the six months ended September 30, 2005 and 2004, respectively. Accumulated amortization on capitalized software was $544,000 as of September 30, 2005 and 2004.

5.  REVENUE RECOGNITION

         The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists; (2) delivery has been completed and no significant obligations remain; (3) the Company's price to the buyer is fixed or determinable; and (4) collection is reasonably assured. The Company's revenues arise from the following segments: collaborative software products and services; and IT services.

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

         The Company sells its collaborative software along with a maintenance package. This constitutes a multiple element arrangement. The price charged for the maintenance portion is the same as when the maintenance is sold separately. The fair values of the maintenance contracts sold in all multiple element arrangements are recognized over the terms of the maintenance contracts. The collaborative software portion is recognized when persuasive evidence of an arrangement exits, price is fixed and determinable, when delivery is complete, collection of the resulting receivable is reasonably assured and no significant obligations remain.

         Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to six months. The Company did not have any fixed price contracts at September 30, 2005.

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

         In April 2004, Laurus converted $650,000 of principal balance on the 2002 Note into 500,000 shares of the Company's common stock. In December 2004, Laurus converted the remaining balance of $80,000 into 61,358 shares of the Company's common stock. At September 30, 2005, the Company had no principal balance outstanding under the 2002 note.

     REVOLVING CREDIT FACILITY

         On July 31, 2003, the Company obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus ("Facility"). The amount available under this Facility is reduced by the balances, if any, outstanding on the 2002 Note and the Amended and Restated 2003 Note (defined below).

         Borrowings under the Facility accrued interest, initially, at an annual rate equal to the greater of 5% or the prime rate plus 1%. Since November 1, 2003, the interest rate may be adjusted every month based on certain registration requirements and on the volume weighted average price of the Company's common stock. The interest rate was adjusted up to 7.75% in September 2005 as a result of increases in the prime rate. Obligations owed under this Facility may be repaid at the Company's option in cash or through the issuance of shares of the Company's common stock at the fixed conversion price of $1.30 per share, subject to volume limitations and other terms, as described in the Facility. An early termination fee of up to $120,000 will be payable if the Facility is terminated prior to August 1, 2006. It is anticipated that this termination fee will be waived when all outstanding borrowings from Laurus are Repaid. The Facility also provides the Company, under certain conditions, the flexibility to borrow additional amounts up to $1,000,000 above what is available based upon eligible accounts receivable. Any such additional borrowings will accrue interest at a rate of 0.6% per month, payable monthly.

         In connection with this Facility, the Company issued to Laurus a five-year warrant to purchase 180,000 shares of the Company's common stock, exercisable at various prices ranging from $1.50 to $1.89 per share. Laurus may also receive additional five-year warrants to purchase up to 400,000 shares of the Company's common stock at an exercise price equal to 125% of the fixed conversion price based upon how much of the outstanding obligation under the Facility is converted to equity. As of September 30, 2005, none of the additional five-year warrants had been issued. The Facility is secured by a general security interest in the assets of the Company and its subsidiaries and prohibits the Company from paying any dividends on its common stock without Laurus' permission.

         On December 4, 2003, the outstanding balance of $900,000 under the Facility was refinanced with Laurus along with $500,000 of additional borrowings into a three-year, 5% secured convertible note ("2003 Note"). At September 30, 2005, the Company had no borrowings under the Facility.

     2003 NOTE

         The interest rate on the 2003 Note was equal to the greater of 5% or the prime rate plus 1%. The fixed conversion price, upon which potential issuances of the Company's common stock to satisfy the obligations of the 2003 Note were based, was $1.30. On April 27, 2004, the Company amended and restated the 2003 Note to reflect an additional $1,000,000 that it borrowed on April 27, 2004, so that the principal amount of the 2003 Note was increased to $2,400,000 from $1,400,000 (the "Amended and Restated 2003 Note"). The net proceeds from the additional principal under the Amended and Restated 2003 Note were used for working capital.

         The Amended and Restated 2003 Note requires monthly principal payments of $50,000 plus accrued interest (payable in arrears) on the first business day of each month, commencing August 1, 2004, with the entire remaining principal balance becoming due on December 3, 2006. Monthly payments under the original 2003 Note had been scheduled to begin in April 2004. The amount of monthly principal payment was increased from $30,000 to $50,000. The Company is required to pay any remaining balance of principal, including any accrued and unpaid interest, on the maturity date. The final payment due at maturity was increased from $440,000 to $710,000. The Company recorded approximately $173,000 as additional discount to the Amended and Restated 2003 Note, which included the $11,000 in fees it paid to an affiliate of Laurus and the $162,000 it recorded in April 2004 due to the beneficial conversion feature of the debt related to the additional borrowings. This additional discount, along with approximately $133,000 in unamortized discount remaining at the time of the amendment for a total discount of $306,000, is being amortized to interest expense over the remainder of the term of the Amended and Restated 2003 Note. In April 2004 and December 2004, Laurus converted $260,000 and $219,000 of the principal balance under the Amended and Restated 2003 Note into 200,000 and 168,462 shares of the Company's common stock, respectively. At September 30, 2005, the Company had an outstanding balance of $1,410,000, excluding unamortized fees and unamortized beneficial conversion adjustments, under the Amended and Restated 2003 Note.

         The Amended and Restated 2003 Note is secured by a general security interest in the assets of the Company and its domestic subsidiaries. The Company was required to use the net proceeds from the Amended and Restated 2003 Note for general corporate purposes only. The Company is also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. At September 30, 2005, the Company was in compliance with this covenant.

     2004 NOTE

         On December 23, 2004 ("Closing Date"), the Company entered into a Securities Purchase Agreement ("2004 Agreement") with Laurus. Pursuant to the 2004 Agreement, the Company sold to Laurus a secured convertible note in the original principal amount of $1,000,000 ("2004 Note") that is scheduled to mature on December 23, 2007 ("Maturity Date"). The Company paid Laurus Capital Management, LLC, an affiliate of Laurus, a $5,000 fee, and reimbursed Laurus for

$5,000 of expenses in connection with the offering. The net proceeds from the sale of the 2004 Note were used for working capital. In connection with the 2004 Note, we issued to Laurus a warrant to purchase up to 130,000 shares of the Company's common stock at any time or from time to time on or before December 23, 2009 at an exercise price of $1.56 per share ("2004 Warrant"). On September 30, 2005, the outstanding principal balance of the 2004 Note was $910,000.

         The 2004 Note bears an annual interest rate equal to the greater of 5% or prime rate plus 1% based on a 360-day year, and requires monthly interest payments in arrears on the first business day of each month beginning February 1, 2005 through the Maturity Date. The interest rate may be adjusted downward (but not below 0%) following effective registration of the shares underlying the 2004 Note with the Securities and Exchange Commission, (the "SEC") if certain increases occur in the closing price of the Company's common stock. The 2004 Note requires monthly principal repayments of $30,000 along with any related accrued but unpaid interest (together the "Monthly Payment") beginning July 1, 2005 and through the Maturity Date. The remaining balance of principal, including any accrued and unpaid interest, is due on the Maturity Date. The Monthly Payment must be paid through conversion into shares of the Company's common stock at the initial fixed conversion price of $1.29 per share (subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like, and in connection with future issuances of the Company's common stock at prices per share below the then-applicable conversion price) if the following conversion criteria are met:

         (1)      the shares are registered with the SEC for public resale
         (2) the average closing price of the Company's common stock for the 5 trading days preceding a repayment date is at least 110% of the fixed conversion price; and
         (3) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Company's common stock for the 30-day trading period immediately preceding the applicable repayment date.

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

         The Company was unable to meet either the initial filing deadline or the initial Effectiveness Date. Accordingly, the Company and Laurus entered into the June 28, 2005 waiver and extension. The waiver and extension provides that the January 22, 2005 initial filing deadline is waived. The waiver and extension also provides that the amended Effectiveness Date for the initial registration statement filed under the Agreement is September 1, 2005, and with respect to each additional registration statement that may be required to be filed in the future, a date no later than 30 days following the applicable filing date. The Company paid $10,000 in liquidated damages for the delay in the registration statement being declared effective by the SEC. The $10,000 liquidated damage payment was recorded as a penalty expense under other expense in July 2005. The registration statement was declared effective by the SEC on August 12, 2005.

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

         In connection with the Company's entry into the Asset Purchase Agreement described in note 14, Laurus and the Company entered into a Stand Still Agreement as of August 19, 2005. Under the Stand Still Agreement, Laurus consented to the Company's entry into and consummation of the transactions contemplated by the Asset Purchase Agreement and agreed to release its security interest in the assets being sold, subject to Laurus being paid in full at the closing all of the Company's obligations under the convertible promissory notes held by Laurus. In anticipation of the consummation of the asset sale described in note 14, Laurus has agreed to release all UCC filings against assets of the Company immediately upon receiving payment in full for all principal and accrued interest. Laurus also agreed not to exercise any of its warrants to purchase the Company's common stock until the earlier to occur of the closing of the Asset Purchase Agreement, the termination of the Asset Purchase Agreement or February 15, 2006. In addition, Laurus agreed not to interfere with the transactions contemplated by the Asset Purchase Agreement through involvement in any merger, sale of assets, sale of equity or similar transaction involving the Company or any of its divisions or any other transaction that would involve the transfer or potential transfer of control of the Company. The Stand Still Agreement does not, however, limit the right of Laurus to transfer or vote shares of the Company's common stock.

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

         The following represents pro forma information as if the Company recorded compensation cost using the fair value of the issued compensation instrument under SFAS No. 123 (in thousands, except amounts per share):

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                            ------------------------------- --------------------------------
                                                   2005            2004           2005             2004
                                            --------------- --------------- --------------- ----------------
    Net loss - as reported                  $      (994)    $       (73)     $     (1,328)  $      (691)
    Deduct:  Stock-based compensation
    expense determined under the fair
    value based method for all awards,
    net of tax                                      (36)           (145)              (72)         (290)

                                            --------------- --------------- --------------- ----------------
        Net loss - pro forma                $    (1,030)    $      (218)    $      (1,400)  $      (981)
                                            =============== =============== =============== ================

   Basic and diluted net loss per share -
        As reported                         $       (0.05)  $       (0.00)  $       (0.07)  $        (0.04)
        Pro forma                           $       (0.05)  $       (0.01)  $       (0.07)  $        (0.05)
   Weighted average fair value of
        options granted                     $        1.02   $        1.45   $        1.02   $         1.45

                                                                        SIX MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                 -----------------------------
                                                                      2005           2004
                                                                 --------------  -------------
        Black-Scholes option pricing model
              Assumptions:
                  Dividend yield                                             -             -
                  Expected volatility                                    81.0%          80.7%
                  Risk-free interest rate                                 4.26          3.56%
                  Expected option lives (in years)                        7.01          6.93

9. FOREIGN CURRENCY TRANSLATION

         The financial condition and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into United States dollars (the reporting currency) at the exchange rate in effect at the end of the interim period. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective interim periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations and were not material to the first half of fiscal 2005 and 2006.

10. COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $1,383,000 and $681,000 for the six months ended September 30, 2005 and 2004, respectively.

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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                    -----------------------------  ----------------------------
                                                         2005            2004            2005           2004
                                                    -------------  --------------  -------------  -------------
        Numerator:
        Net loss and numerator for basic and diluted
          loss per share                                 $ (994)          $ (73)       $(1,328)        $(691)
                                                    =============  ==============  =============  =============
        Denominator:
        Denominator for basic net loss per share -
          average number of common shares
          outstanding during the period                   19,117          18,833         19,117         18,730
        Incremental common shares attributable to
          exercise of outstanding options, warrants
          and other common stock equivalents                   -               -              -              -
                                                    -------------  --------------  -------------  -------------
        Denominator for diluted net loss per
        share                                             19,117          18,833         19,117         18,730
                                                    =============  ==============  =============  =============

        Basic and diluted net loss per share             $ (0.05)        $ (0.00)       %(0.07)        $(0.04)
                                                    =============  ==============  =============  =============

         Options, warrants and other common stock equivalents amounting to 1,790,000 potential common shares for the three and six month periods ended September 30, 2005 (all of which are potential common shares from the possible conversion of the convertible notes issued to Laurus for each of the same periods), and 1,615,000 and 1,664,000 potential common shares for the three and six month periods ended September 30, 2004, respectively, were excluded from the computation of diluted EPS for the periods presented because the Company reported net losses and, therefore, the effect would be antidilutive.

12. SEGMENT AND GEOGRAPHIC DATA

         The Company is an integrated Internet and IT technology and services company. The Company's operating segments are:

         o        Collaborative software products and services; and
         o        IT services

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

         The significant components of worldwide operations by reportable operating segment are:

                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                     ----------------------      ----------------------
                                       2005          2004          2005          2004
                                     --------      --------      --------      --------
         NET REVENUE
Collaborative software products
  and services                       $   172       $   185       $   380       $   268
IT services                              744         1,034         1,517         2,109

                                     --------      --------      --------      --------
     Consolidated                    $   916       $ 1,219       $ 1,897       $ 2,377
                                     ========      ========      ========      ========

         GROSS PROFIT
Collaborative software products
  and services                       $   171       $   184       $   378       $   197
IT services                              174           377           342           721

                                     --------      --------      --------      --------
     Consolidated                    $   345       $   561       $   720       $   918
                                     ========      ========      ========      ========

   OPERATING (LOSS)/INCOME
Collaborative software products
  and services                       $    15       $    22       $    45       $  (274)
IT services                             (286)           50          (440)           77
 Center                                 (472)         (439)         (836)         (850)

                                     --------      --------      --------      --------
     Consolidated                    $  (743)      $  (367)      $(1,231)      $(1,047)
                                     ========      ========      ========      ========

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                     ----------------------      ----------------------
                                       2005          2004          2005          2004
                                     --------      --------      --------      --------
             NET REVENUE
United States                         $  627        $  856        $1,398        $ 1,691
Europe                                    52           167           104           242
Asia-Pacific                             237           196           395           444
                                      -------       -------       -------       -------

         Consolidated                 $  916        $1,219        $1,897        $2,377
                                      ======        ======        ======        ======

             EXPORT SALES
United States                         $   24        $   57        $  110        $  309
                                      ======        ======        ======        ======

                                          SEPTEMBER 30,           MARCH 31,
                                              2005                  2005
                                        -----------------    ------------------
                                                    (IN THOUSANDS)
         LONG-LIVED ASSETS
         United States                  $        2,929       $        2,897
         Europe                                    109                  113
         Asia-Pacific                              921                  989
                                        -----------------    ------------------

                  Consolidated          $        3,959       $        3,999
                                        =================    ==================


13. CONTINGENCIES

         The Company is a named defendant in a civil action commenced against it by plaintiffs Ash Brahma ("Brahma"), Sujit Kumar ("Kumar"), and Venture International ("Venture") (collectively, "Plaintiffs") on August 18, 2005, in the Commonwealth of Massachusetts, Essex County, Superior Court Department of the Trial Court, Civil Action No. 05-1446 B, entitled, Ash Brahma, et al. v. netGuru, Inc. (the "Action").

         In the Action, Plaintiffs allege breach of contract and fraud on the part of the Company, and they seek alleged damages of $4,885,000. On October 5, 2005, the Company timely filed a Notice of Removal of the Action to the United States District Court, District of Massachusetts, where the Action is currently pending.

         On October 13, 2005, the Company filed its answer and counterclaim in the Action. The Company has denied any breach of contract or other wrongdoing on its part, and has denied that Plaintiffs are entitled to equitable relief or damages. The Company's counterclaim seeks recission of contract and/or breach of contract, restitution and/or damages for consulting fees paid to Plaintiffs, damages for time and money spent pursuant to the contracts alleged objectives, (plus interest, costs and attorneys' fees.

         The Company is also party to various litigation matters arising in the normal course of business. Management believes the resolution of these matters will not materially affect the Company's consolidated results of operations or financial condition.

14. DISCONTINUED OPERATIONS

         On August 19, 2005, the Company entered into an Asset Purchase Agreement with privately held Bentley Systems, Incorporated ("Bentley"). The Asset Purchase Agreement provides for the sale of the Company's its REI business and STAAD product lines to Bentley for approximately $23.5 million in cash. The sale is subject to various closing conditions, including approval by the Company's stockholders and compliance with regulatory requirements. If approved By stockholders at the Annual Meeting on November 17, 2005, the Company anticipates the sale will close on during the quarter ended December 31, 2005. Bentley will acquire the worldwide operations associated with REI, including the STAAD structural analysis and design product line, software and product development, customer support and relationships, and offices associated with the worldwide business.

         The Company's condensed consolidated financial statements have been reclassified for all periods presented to reflect the REI business segment as discontinued operations. In accordance with GAAP, the revenues, costs, and expenses directly associated with the REI business have been reclassified as discontinued operations on the condensed consolidated statements of operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations. Additionally, assets and liabilities of the REI business segment have been reclassified as held for sale on the Company's condensed consolidated balance sheets for all periods presented, and the Company's condensed consolidated statements of cash flows have been reclassified to reflect the operations of the REI business segment as discontinued operations for all periods presented.

         Separately, in September 2004, the Company sold its Web-based telecommunications services division in its continuing efforts to focus on its core software products and IT services businesses. Accordingly, the results of the operations of the Web-based telecommunications services division is excluded from continuing operations and reported as "Discontinued Operations" for the three and six months ended September 30, 2004. The total sales price was $130,000 for the sale of the Web-based telecommunications services division in September 2004. The Company received the entire proceeds from the sale of the Web-based telecommunications services division prior to March 31, 2005.

         The carrying value of the assets and liabilities held for sale of the discontinued REI business segment included in the consolidated balance sheets are as follows:

                                                           SEPTEMBER 30,           MARCH 31,
                                                              2005                   2005
                                                         ----------------      -----------------
ASSETS HELD FOR SALE
    Accounts receivable, net                             $        2,212        $        2,843
    Deposits                                                         47                    42
    Prepaid expenses and other current assets                       341                   376
                                                         ----------------      -----------------
           Total current assets                                   2,600                 3,261

Property, plant and equipment, net                                  588                   758
Goodwill                                                            157                   157
Other assets                                                        204                    98
                                                         ----------------      -----------------
                                                         $         3,549       $        4,274
                                                         ================      =================

LIABILITIES HELD FOR SALE
    Current portion of capital lease obligations         $           142       $          129
    Accounts payable                                                 215                  285
    Accrued expenses                                                 499                  667
    Income taxes payable                                              10                   10
    Deferred revenues                                              1,817                2,118
    Other liabilities                                                 33                   33
                                                          ---------------      -----------------
           Total current liabilities                               2,716                3,242

Capital lease obligations, net of current portion                    237                  288
Other long term liabilities                                           23                   --
                                                          ---------------      -----------------
           Total liabilities                              $        2,976       $        3,530
                                                          ===============      =================


         The net revenues and net income of the Company's discontinued operations were as follows:


                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                       2005         2004          2005         2004

Net revenues:
   Web-based telecommunications
      services business             $    --       $   109      $    --      $   327
    REI business                       2,952         2,680        5,821        5,047
                                     -------       -------      -------      -------
                                     $ 2,952       $ 2,789      $ 5,821      $ 5,374
                                     -------       -------      -------      -------

Net (loss) income:
   Web-based telecommunications
      services business             $    --       $    38      $    --      $    67
   REI business                        (138)          333          154          455
                                     -------       -------      -------      -------
                                    $  (138)      $   371      $   154      $   522
                                     -------       -------      -------      -------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that the forward-looking statements be subject to the safe harbors created by those sections. The forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

         o our ability to complete the proposed sale of a substantial portion of our assets;
         o our ability to achieve and maintain profitability and obtain additional working capital, if required;
         o        our ability to re-pay our debt and service our interest cost;
         o our ability to successfully implement our business plans, including our engineering business process outsourcing initiatives;
         o our ability to attract and retain strategic partners and alliances;
         o        our ability to hire and retain qualified personnel;
         o the risks of uncertainty of protection of our intellectual property;
         o risks associated with existing and future governmental regulation to which we are subject; and
         o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

     Overview

         We operate in the following two business segments:

         o Collaborative software products and services for businesses worldwide; and
         o Embedded information technology, or IT, services (including engineering business process outsourcing, or EBPO).

         Our net revenues during the six months ended September 30, 2005 were $1,897,000, a decrease of $480,000 (20.2%) over the corresponding prior year period, of which IT services net revenue decreased $592,000 (28.1%), and collaborative software products and services net revenues increased $112,000 (41.8%).

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

         On August 19, 2005, we entered into an Asset Purchase Agreement with privately held Bentley Systems, Incorporated ("Bentley"). The Asset Purchase Agreement provides for the sale of our Research Engineers International ("REI") business and STAAD product lines to Bentley for approximately $23.5 million in cash. The sale is subject to various closing conditions, including approval by our stockholders and compliance with regulatory requirements. If approved by stockholders at the Annual Meeting on November 17, 2005, we anticipate the sale will close during the quarter ended December 31, 2005. Bentley will acquire the worldwide operations associated with REI, including the STAAD structural analysis and design product line, software and product development, customer support and relationships, and offices associated with the worldwide business. As of that date, we met the criteria required to account for the REI business as a discontinued operation. As such, the MD&A results of operations discussion is broken up into discussions of continuing operations and discontinuing operations.

         As of September 30, 2005, our indebtedness under our convertible notes totaled approximately $2,320,000 out of a total availability of $4,000,000. We anticipate that the remaining indebtedness under our convertible notes will be paid off with the proceeds from the sale of our REI business to Bentley.

CRITICAL ACCOUNTING POLICIES

         We have identified the following as accounting policies that are the most critical to aid in understanding and evaluating our financial results:

         o        revenue recognition;
         o        allowance for doubtful accounts receivable; and
         o        impairment of long-lived assets, including goodwill.

     REVENUE RECOGNITION

         We derive revenues from:

         o        collaborative software products and services; and
         o        IT services.

         We recognize revenues when the following criteria are met:

         o Persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists;
         o Delivery has been completed and no significant obligations remain;
         o        Our price to the buyer is fixed or determinable; and
         o        Collection is reasonably assured.

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

         We recognize revenues from our IT services primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as we perform IT services. Certain IT services contracts are fixed price contracts where we measure progress toward completion by mutually agreed upon pre-determined milestones and recognize revenue upon reaching those milestones. Our fixed price IT contracts typically are for a short duration of one to six months. We did not have any uncompleted fixed price IT contracts at September 30, 2005.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         We sell to our customers on credit and grant credit to those who are deemed credit worthy based on our analysis of their credit history. We review our accounts receivable balances and the collectibility of these balances on a periodic basis. Based on our analysis of the length of time that the balances have been outstanding, the pattern of customer payments, our understanding of the general business conditions of our customers and our communications with our customers, we estimate the recoverability of these balances. When recoverability is uncertain, we record bad debt expense and increase the allowance for accounts receivable by an amount equal to the amount estimated to be unrecoverable. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected.

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

         We consider the following operating segments- collaborative software products and services and IT services - to be our reporting units for purposes of testing for impairment.

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

         Our annual test for impairment is performed as of March 31 every year. The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill will be incorrect. In addition, future results of operations could be materially affected by the write-down of the carrying amount of goodwill to its estimated fair value. We have no indication during the interim period ended September 30, 2005 that goodwill has been impaired, this we have not updated our annual test. As of September 30, 2005, our goodwill balance was $2,929,000.

CONSOLIDATED RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 VERSUS THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004

     CONTINUING OPERATIONS

NET REVENUES

         The following table presents our net revenues by segment (dollars in thousands):

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                       --------------------      --------------------
                                         2005         2004         2005        2004
                                       -------      -------      -------      -------
NET REVENUES
Collaborative
   software products and services      $  172       $  185       $  380       $  268
% of total net revenues                  18.8%        15.2%        20.0%        11.3%

IT services                               744        1,034        1,517        2,109
% of total net revenues                  81.2%        84.8%        80.0%        88.7%
                                       -------      -------      -------      -------
Total net revenues                     $  916       $1,219       $1,897       $2,377
                                       =======      =======      =======      =======

         Total net revenues for the three and six months ended September 30, 2005 decreased by $303,000 (24.8%) and $480,000 (20.2%), respectively, compared to the three and six months ended September 30, 2004.

COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Net revenues from collaborative software products and services for the three months ended September 30, 2005 decreased by $13,000 (7.0%) compared to the three months ended September 30, 2004. Net revenues from collaborative software products and services for the six months ended September 30, 2005 increased by $112,000 (41.8%) compared to the six months ended September 30, 2004 due to the completion and recognition of one large project in the amount of $196,000 during the six months ended September 30, 2005, compared to $75,000 for the same period in the prior year, an increase of $121,000. The timing of completion and recognition of revenue from our large projects creates variability in our collaborative software net revenues between quarters.

IT SERVICES

         The trend of decreasing IT services net revenues continued during the three and six months ended September 30, 2005, compared to the three and six months ended September 30, 2004. IT services net revenues decreased $290,000 (28.0%) and $592,000 (28.1%) for the three and six months ended September 30, 2005, compared to the three and six months ended September 30, 2004. Net revenues from IT services have decreased due to the scaling back of one of our domestic IT services offices, due to decreases in IT services revenues from Europe, and due to lowering the prices we charge our customers in order to be able to compete with our competitors and to retain our current customers. For the past several years, the IT services industry has been adversely affected by a slow economy, and many of our customers reduced, and continue to reduce, spending on technology consulting and systems integration services. In addition, the decrease is also attributable to the fact that our EBPO services business did not bring significant revenues to the IT services segment. Although we anticipate that our EBPO services business will bring in additional revenues for the IT services segment, we cannot assure you that we will be successful in this endeavor, due to competition among providers of such services and relatively few barriers to entry since EBPO services are not capital-intensive.

GROSS PROFIT AND GROSS MARGIN

         The following table presents our gross profit by segment and gross profit as a percentage of each segment's net revenues, or gross margin (dollars in thousands):

                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                          --------------------------------      --------------------------------
                                              2005               2004               2005              2004
                                          --------------     -------------      -------------     --------------
GROSS PROFIT
Collaborative
   software products and services         $     171          $     184          $     378         $       197
IT services                                     174                377                342                 721

                                          --------------     -------------      -------------     --------------
  Consolidated                            $     345          $     561          $     720         $       918
                                          ==============     =============      =============     ==============
GROSS MARGIN
Collaborative
   software products and services             99.4%              99.5%              99.4%               73.5%
IT services                                   23.3%              36.5%              22.6%               34.1%

                                          --------------     -------------      -------------     --------------
  Consolidated                                37.7%              46.0%              38.0%               38.6%
                                          ==============     =============      =============     ==============

         Consolidated gross margin decreased to 37.7% and 38.0% for the three and six months ended September 30, 2005 from 46.0% and 38.6% for the three and six months ended September 30, 2004 due to the decreasing gross margin for IT services.

COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Our collaborative software products and services segment generally produces a higher gross margin than our IT services segment due to the relatively lower costs associated with each sale. The cost of net revenues for the collaborative software products and services segment includes royalty fees and software amortization expense.

         Gross margin in the collaborative software products and services segment decreased by 0.1 percentage points to 99.4% for the three months ended September 30, 2005 from 99.5% for the three months ended September 30, 2004. Gross margin for the six months ended September 30, 2005 increased by 25.9 percentage points to 99.4% compared to 73.5% for the six months ended September 30, 2004. The increase in gross margin for the six months was primarily due to a $69,000 decrease in software amortization costs as a result of the completion of amortization during June 2004.

IT SERVICES

         Gross margin in the IT services segment decreased by 13.2 and 11.5 percentage points for the three and six months ended September 30, 2005, respectively, compared to the three and six months ended September 30, 2004. IT services segment gross margin decreased due to the increase in the number of employees for the new estimated EBPO projects we will undertake, but have not begun yet or have been delayed. Historically, gross margin from the IT services segment has been lower than gross margin from the engineering and collaborative software products and services segment due to the higher cost of labor associated with IT services. The cost of net revenues for IT services includes the salaries, bonuses, and benefits for the consulting employees. Our IT services consultants generally receive higher salaries than our technical support employees.

OPERATING EXPENSES

         The following table presents our operating expenses in dollars and as a percentage of total net revenues (dollars in thousands):

                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                   ------------------------------------      -------------------------------
                                        2005                 2004                2005              2004
                                   ----------------      --------------      -------------     -------------
OPERATING EXPENSES
    Selling, general and
       administrative expenses     $         737        $          722      $       1,344      $       1,397
    % of total net revenues                80.5%                 59.2%              70.9%              58.8%

    Research and development
      expenses                     $         138        $          135      $         291      $         273
    % of total net revenues                15.1%                 11.1%              15.3%              11.5%

    Bad debt expense               $         165        $            -      $         221      $         156
    % of total net revenues                18.0%                     -               11.6%               6.6%

    Depreciation                   $          48        $           71      $          95      $         139
     % of total net revenues                5.2%                  5.8%               5.0%               5.8%

    Total operating expenses       $       1,088        $          928      $       1,951      $       1,965
    % of total net revenues               118.8%                 76.1%             102.8%              82.7%

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses increased by $15,000 (2.1%) and decreased by $53,000 (3.8%) for the three and six months ended September 30, 2005, compared to the three and six months ended September 30, 2004. As a percentage of revenues, SG&A expenses increased 21.3 percentage points and 12.1 percentage points for the three and six months ended September 30, 2005, compared to the three and six months ended September 30, 2004. SG&A expenses increased as a percentage of total net revenues due to the fact that the corporate overhead costs are remaining constant yet the total amount of net revenues from the IT segment are decreasing. The decrease in the SG&A expenses for the six months ended September 30, 2005 was primarily due to the following:

         o a $72,000 decrease in insurance expenses and other benefits due to a decrease in the number of our employees and due to proper allocation of insurance expenses relating to IT consultants to cost of sales;
         o a $61,000 decrease in consulting fees due to our use of fewer outside sales consultants; and
         o a $52,000 decrease in sales commission due to less IT sales, a change in the commission structure, and a decrease in the number of sales employees.

         The above decreases were offset by the following increases in SG&A expense:

         o a $73,000 increase in professional fees due to additional accounting and legal fees;
         o a $23,000 increase in board compensation expense due to monthly pay increases;
         o a $23,000 increase in traveling expenses due to increased traveling by our sales departments and upper management in order to increase sales growth and;
         o an $8,000 increase in advertising expense aimed toward to increasing market growth for our EBPO business.

         We continue to monitor our SG&A expenses but do not make any assurances that we will be able to cut SG&A expenses from levels attained in the first six months of fiscal 2006. In addition, obtaining profitability may be difficult due to the future decrease in sales from the sale of our REI division and to the decreasing trend in IT services sales.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses increased by $3,000 (2.2%) and $18,000 (6.6 %) to $138,000 and $291,000 for the three and six months ended September 30, 2005, from $135,000 and $273,000 for the three and six months ended September 30, 2004.

         BAD DEBT EXPENSE

         Bad debt expense increased by $165,000 and $15,000 to $165,000 and $221,000 for the three and six months ended September 30, 2005, respectively from zero and $156,000 for the three and six months ended September 30, 2004, respectively. Bad debt expense increased during the three and six months ended September 30, 2005 due to an increase in the reserve balance for receivables at our India subsidiary.

         DEPRECIATION

         Depreciation expenses (excluding amounts charged to cost of revenues) decreased $23,000 (32.4%) and $44,000 (31.7%) for the three and six months ended September 30, 2005, respectively, compared to the three and six months ended September 30, 2004. We anticipate that depreciation expenses will remain at this lower level through the end of fiscal 2006.

SEGMENT PROFITABILITY AND OPERATING INCOME (LOSS)

         During the three and six months ended September 30, 2005, consolidated operating losses were $743,000 and $1,231,000, respectively, compared to consolidated operating losses of $367,000 and $1,047,000 during the three and six months ended September 30, 2004, respectively. Consolidated operating losses during the three and six months ended September 30, 2005 consisted of operating income from the collaborative software products and services segment, offset by an operating loss for the IT services segment and for the corporate center. Operating income in the engineering and collaborative software products and services segment was $15,000 and $45,000 during the three and six months ended September 30, 2005 compared to an operating income of $22,000 and an operating loss of $274,000 during the three and six months ended September 30, 2004, respectively. Operating income increased $296,000 during the six months ended September 30, 2005 due to the following:

         o a $141,000 decrease in bad debt expense due to additional reserves needed;
         o a $69,000 decrease in amortization of capitalized software due to the completion of amortization in June 2004; and
         o        a $34,000 decrease in outside sales consulting expenses.

         In the IT services segment, the operating loss during the three and six months ended September 30, 2005 was $286,000 and $440,000, respectively, compared to operating income of $50,000 and $77,000 during the three and six months ended September 30, 2004. The decrease in operating income for both periods was due to an increase in bad debt expense, an increase in the number of employees for the new estimated EBPO projects we plan to undertake but have not begun yet or have been delayed, and a decrease in the number of customers we have resulting in a decrease in revenues.

OTHER EXPENSE (INCOME)

         The following table presents our other expense (income) in dollars and as a percentage of total net revenues (dollars in thousands):

                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                 ---------------------------------------     -------------------------------
                                       2005                 2004                2005               2004
                                 -----------------     ----------------      ------------      -------------
OTHER EXPENSE (INCOME)
    Interest expense, net        $         127         $           98        $         250     $         216
    % of total net revenues              13.9%                   8.0%                13.2%              9.1%

    Other income                 $         (11)        $          (24)       $         (6)     $         (58)
    % of total net revenues             (1.2)%                  (1.9)%              (0.3)%            (2.5)%

    Total other expense          $         116         $           74        $         244     $         158
    % of total net revenues              12.7%                   6.1%                12.9%              6.6%


         INTEREST EXPENSE, NET

         Interest expense, net increased by $29,000 (29.6%) and $34,000 (15.7%%) for the three and six months ended September 30, 2005 compared to the three and six months ended September 30, 2004. The increase was due primarily to an increase in interest expense from our Laurus debt resulting from the additional convertible note issued to Laurus on December 23, 2004 and an increase in the prime rates, which increased the stated rate on our convertible notes from 5.75% to 7.75%. We anticipate paying off the entire Laurus debt after the close of the REI sale to Bentley, which will decrease our interest expense in the future.

         OTHER INCOME

         Other income decreased by $13,000 and $52,000 for the three and six months ended September 30, 2005, compared to the three and six months ended September 30, 2004. During the three and six months ended September 30, 2004, we had sold certain assets that were previously written off. We did not have any similar transactions during the three and six months ended September 30, 2005.

INCOME TAXES

         We recorded an income tax benefit of $3,000 and an income tax expense of $7,000 for the three and six months ended September 30, 2005, respectively, compared to income tax expenses of $3,000 and $8,000 during the three and six months ended September 30, 2004, respectively. Tax expense for the three and six months ended September 30, 2005 resulted from provisions for domestic and foreign income taxes applicable to local jurisdictions.

DISCONTINUED OPERATIONS

         On August 19, 2005, we entered into an Asset Purchase Agreement with Bentley.. The Asset Purchase Agreement provides for the sale of our REI business and STAAD product lines to Bentley for approximately $23.5 million in cash. Our condensed consolidated financial statements have been reclassified for all periods presented to reflect the REI business segment as discontinued operations. In accordance with accounting principles generally accepted in the United States, the revenues, costs, and expenses directly associated with the REI business have been reclassified as discontinued operations on the condensed consolidated statements of operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations.

         Separately, in September 2004, we sold our Web-based telecommunications services division in our continuing efforts to focus on our core software products and IT services businesses. Accordingly, the results of the operations of the Web-based telecommunications services division are excluded from continuing operations and reported as "Discontinued Operations" for the three and six months ended September 30, 2004. The total sales price was $130,000 for the sale of the Web-based telecommunications services division in September 2004. We had received the entire proceeds from the sale of the Web-based telecommunications services division as of March 31, 2005.

         Net loss from discontinued operations for the three months ended September 30, 2005 was $138,000 compared to a net income of $371,000 for the same period in the prior year, a decrease of $509,000. The decrease in net income was due to a $471,000 decrease in the REI business segment and a $38,000 decrease in the Web-based telecommunications services segment. The primary decrease in the REI business segment was due to additional costs incurred related to the sale of the REI division. Total costs incurred during the three months ended September 30, 2005 were $411,000. The decrease in the Web-based telecommunications services segment is due to the fact that this segment was sold in September 2004, therefore there was no loss or income recorded during the current year. Net income from discontinued operations for the six months ended September 30, 2005 was $154,000 compared to $522,000 for the same period in the prior year, a decrease of $368,000. The decrease in net income from discontinued operations was due to a $301,000 decrease in the REI business segment and a $67,000 decrease in the Web-based telecommunications services segment. The decrease was due to $411,000 of additional costs incurred related to the sale of the REI division, offset by an increase in sales revenue from STAAD products.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have relied upon cash from financing activities to fund the majority of the cash requirements of our operating and investing activities. We have not been able to generate sufficient cash from our operating activities in the past, and there is no assurance we will be able to do so in the future. Currently, we finance our operations (including capital expenditures) primarily through existing cash and cash equivalent balances and issuance of convertible notes. We have used debt and equity financing when appropriate and practicable, such as by issuing to Laurus a $2,400,000 convertible note in December 2003 ("2003 Note"), as amended in April 2004, and a $1,000,000 convertible note in December 2004 ("2004 Note"). In addition, we expect to close the sale of our REI division during the quarter ending December 31, 2005. If the sale occurs as anticipated, the gross proceeds will be approximately $23.5 million. We intend to allocate a portion of the sale proceeds to transaction costs, applicable taxes and the retirement of approximately $3.3 million of outstanding debt. We anticipate that the proceeds will strengthen our balance sheet with a substantial cash position and therefore provide us with the financial resources to allow management to explore proper allocation of capital for strategic opportunities and/or the return of capital to the stockholders.

         Our principal sources of liquidity at September 30, 2005 consisted of $2,753,000 of cash and cash equivalents. Cash and cash equivalents of our continuing operations decreased by $1,222,000 (33.2%) during the six months ended September 30, 2005. Cash flow from discontinued operations provided $294,000 for the six months ended September 30, 2005, compared to total cash used in discontinued operations of $59,000 for the six months ended September 30, 2004.

         Net cash used in continuing operations was $498,000 during six months ended September 30, 2005 compared to $1,164,000 for the six months ended September 30, 2004, an increase of $666,000. Net loss from continuing operations of $1,328,000 during the six months ended September 30, 2005 and net loss from continuing operations of $691,000 during the six months ended September 30, 2004 were the primary reasons for cash used in operations in both periods.

         The following contributed to cash usage during the six months ended September 30, 2005:

         o A $55,000 decrease in accrued expenses due primarily to payments of year-end audit and other professional fees; and
         o A $255,000 decrease in deferred revenues primarily due to a lower level of new maintenance billings and the recognition of revenues from one large collaborative software contract that was deferred at year-end.

         The above cash usages were partially offset by the following contributors to cash during the six months ended September 30, 2005:

         o A $462,000 decrease in accounts receivable due to a few large payments received for large contracts and due to one of our larger IT customers paying on a net 15-day basis instead of net 60 days;
         o A $227,000 increase in accounts payable due to larger professional fee invoices being held for payment until the sale of the REI division goes through; and
         o A $187,000 decrease in prepaid expenses and other current assets due to the write-off of the remaining capitalized film costs, the write-off of tax deducted at source amounts that are not recoverable, and a decrease in prepaid insurance fees.

         The following contributed to cash usage during the six months ended September 30, 2004:

         o A $246,000 increase in accounts receivable primarily due to a higher proportion of sales on credit toward the end of September 2004;
         o A $105,000 decrease in accrued expenses primarily due to payment of severance payments and professional fees;
         o        A $124,000 decrease in accounts payable due to payments; and
         o A $94,000 increase in prepaid expenses and other current assets due primarily to a receivable resulting from the sale of our Web-based telecommunications services division.

         Although we anticipate our cash needs will increase in the upcoming quarters as a result of increases in expenses related to our EBPO services, we believe this increase will be more than offset by revenues we anticipate earning from such services. However, the combined effect of such transactions may not result in positive cash generation, if actual levels of expenses and revenues from our EBPO services differ from anticipated levels due to unanticipated increases in labor costs, decreased demand, competition, or other factors.

         Net cash used in investing activities during the six months ended September 30, 2005 consisted of capital expenditures of $67,000. Net cash used in investing activities during the six months ended September 30, 2004 consisted of capital expenditures of $106,000, offset by $100,000 from the sale of short-term investments and $191,000 of proceeds from the sale of e-destinations and our Web-based telecommunications services division.

         Cash used in financing activities during the six months ended September 30, 2005 primarily resulted from $604,000 in long-term debt repayments. Cash provided by financing activities during the six months ended September 30, 2004 primarily resulted from long-term borrowings of $2,032,000 (including $990,000 in additional borrowings, net of fees, under the Amended and Restated 2003 Note) and $50,000 of proceeds from warrant exercises, offset by $1,294,000 in long-term debt repayments.

         We incurred net losses from continuing operations of $1,328,000 and $691,000 and used cash in operations of $498,000 and $1,164,000 during the six months ended September 30, 2005 and 2004, respectively. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of research and development efforts, and the status of competitive products and services.

         We believe that the additional proceeds from the proposed sale of our REI division, which we anticipate will close during the quarter ending December 31, 2005, will be adequate to fund our operations for the next twelve months. However, to the extent we are in need of any additional financing, we cannot assure you that any such additional financing will be available to us on acceptable terms, or at all. In addition, any future financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock likely will include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock.

         The following table summarizes our contractual obligations and commercial commitments at September 30, 2005 (in thousands of dollars):

                                                                      PAYMENTS DUE BY PERIOD
                                            ---------------------------------------------------------------------------
                                                             LESS THAN 1                                       AFTER 5
         CONTRACTUAL OBLIGATIONS                 TOTAL           YEAR          3-4 YEARS        4-5 YEARS        YEARS
Long-Term Debt*                            $      3,005   $      1,361     $     1,496      $        145    $        3
Capital Lease Obligations                            63             16              35                12             -
Operating Leases                                    125             98              27                 -             -

                                           -------------  -------------    -------------    ------------    -----------
Total Contractual Cash Obligations         $      3,193   $      1,475     $     1,558      $        157    $        3
                                           =============  =============    =============    ============    ===========

*  Excludes debt discount of $308

         On July 31, 2003, we obtained a $4,000,000 revolving credit facility from Laurus. The availability of funds under this credit facility is limited by the amount of the unpaid balances on the 2002 Note and the Amended 2003 Note (collectively, the "Laurus Notes"). At September 30, 2005, we had no borrowings under the revolving credit facility and we had a total availability of $1,680,000 under the revolving credit facility. We anticipate that this revolving credit facility will be terminated after the remaining indebtedness under our convertible notes is paid off with the proceeds from the sale of our REI business to Bentley.

         We are required to use the net proceeds from this financing for general corporate purposes only. We are also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. We were in compliance with such covenant as of September 30, 2005.

ITEM 3.       CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended September 30, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

         Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will be effective for our fiscal year ending March 31, 2007. In order to comply with the Act, we have begun a comprehensive effort, which includes documentation and testing of the design and operation of our internal controls using the guidelines established by Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, we may identify certain internal control matters that our management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although our management does not believe that any of these matters will result in material weaknesses being identified in our internal controls as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

                          PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         We are named defendant in a civil action commenced against us by plaintiffs Ash Brahma ("Brahma"), Sujit Kumar ("Kumar"), and Venture International ("Venture") (collectively, "Plaintiffs") on August 18, 2005, in the Commonwealth of Massachusetts, Essex County, Superior Court Department of the Trial Court, Civil Action No. 05-1446 B, entitled, ASH BRAHMA, ET AL. V. NETGURU, INC. (the "Action").

         In the Action, Plaintiffs allege breach of contract and fraud on our part, and they seek alleged damages of $4,885,000. On October 5, 2005, we timely filed a Notice of Removal of the Action to the United States District Court, District of Massachusetts, where the Action is currently pending.

         On October 13, 2005, we filed our answer and counterclaim in the Action. netGuru denies any breach of contract or other wrongdoing on our part, and have denied that Plaintiffs are entitled to equitable relief or damages. Our Counterclaim seeks recission of contract and/or breach of contract, restitution and/or damages for consulting fees paid to Plaintiffs, damages for time and money spent pursuant to the contracts alleged objectives, plus interest, costs and attorneys' fees.


ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         DIVIDENDS AND RESTRICTIONS

         The credit facility with Laurus prohibits us from paying any dividends on our common stock without Laurus' permission. We were required to use the net proceeds from the Laurus financing for general corporate purposes only. We are also required not to permit for any fiscal quarter commencing April 1, 2003, the net operating cash flow deficit to be greater than $500,000, excluding extraordinary items, as determined by Laurus. At September 30, 2005, we were in compliance with this covenant.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2005, no matters were submitted to a vote of our common stockholders.

ITEM 5.      OTHER INFORMATION

         None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT
NUMBER   DESCRIPTION
------   -----------

10.1 Asset Purchase Agreement dated as of August 19, 2005 between netguru, Inc. and Bentley Systems, Incorporated ("Purchase Agreement") (1)

10.2 Form of Transition Services Agreement proposed to be entered into by and between netGuru, Inc. and Bentley Systems, Incorporated at the closing of Purchase Agreement (1)

10.3 Voting Agreement dated as of August 19, 2005 by and between Bentley Systems, Incorporated and Peter R. Kellogg (1)

10.4 Voting Agreement dated as of August 19, 2005 by and between Bentley Systems, Incorporated and Santanu Das (1)

10.5 Stand Still Agreement dated as of August 19, 2005 by and between netGuru, Inc. and Laurus Master Fund, Ltd. (1)

10.6 Summary of special compensation approved August 31, 2005 for executive officers and special committee members. (2)

31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

__________

(1) Filed on August 24, 2005 as an exhibit to our Form 8-K for August 18, 2005 and incorporated herein by reference.

(2) Filed on September 6, 2005 as an exhibit to our Form 8-K for August 31, 2005 and incorporated herein by reference

(3)      Attached as an exhibit to this Form 10-QSB

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 2005

                                        NETGURU, INC.


                                        By: /s/ BRUCE K. NELSON
                                           ----------------------
                                           Bruce K. Nelson
                                           Chief Financial Officer (principal
                                           financial officer and duly authorized
                                           officer)

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