Form 10QSB
period 2005-12-31
NETGURU INC
filed 2006-02-21
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 19,117,154 on February 17, 2006.


Transitional Small Business Disclosure Format (Check one):  Yes  [ ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE
Item 1. Financial Statements

        Condensed Consolidated Statements of Operations for the Three and
        Nine Months Ended December 31, 2005 and 2004 (unaudited)............. 3

        Condensed Consolidated Balance Sheets as of
        December 31, 2005 (unaudited) and March 31, 2005..................... 4

        Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended December 31, 2005 and 2004 (unaudited)............. 5

        Notes to Condensed Consolidated Financial Statements (unaudited)..... 7

Item 2. Management's Discussion and Analysis or Plan of Operation........... 20

Item 3. Controls and Procedures ............................................ 33



                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings................................................... 34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......... 34

Item 3. Defaults Upon Senior Securities..................................... 34

Item 4. Submission of Matters to a Vote of Security Holders................. 35

Item 5. Other Information................................................... 35

Item 6. Exhibits ........................................................... 36


Signatures.................................................................. 37

Exhibits Filed with this Report on Form 10-QSB.............................. 38

                                             PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                              NETGURU, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                    (In thousands, except share and per share amounts)


                                                      THREE MONTHS ENDED DECEMBER 31,     NINE MONTHS ENDED DECEMBER 31,
                                                      ------------------------------      ------------------------------
                                                          2005               2004             2005              2004
                                                      ------------      ------------      ------------      ------------
Net revenues:
    Collaborative software products and
      services                                        $        245      $        193      $        624      $        461
    IT services                                                636               903             2,153             3,012
                                                      ------------      ------------      ------------      ------------
           Total net revenues                                  881             1,096             2,777             3,473
                                                      ------------      ------------      ------------      ------------

Cost of revenues:
    Collaborative software products and
      services                                                  38                 1                40                72
    IT services                                                485               636             1,659             2,024
                                                      ------------      ------------      ------------      ------------
           Total cost of revenues                              523               637             1,699             2,096

                                                      ------------      ------------      ------------      ------------
           Gross profit                                        358               459             1,078             1,377
                                                      ------------      ------------      ------------      ------------

Operating expenses:
    Selling, general and administrative                        897               828             2,242             2,224
    Research and development                                   106               135               397               408
    Bad debt expense                                            32                --               253               156
    Depreciation                                                83                95               232               234
    Impairment charge (Note 11)                              2,924                --             2,924                --

                                                      ------------      ------------      ------------      ------------
           Total operating expenses                          4,042             1,058             6,048             3,022
                                                      ------------      ------------      ------------      ------------

           Operating loss                                   (3,684)             (599)           (4,970)           (1,645)
                                                      ------------      ------------      ------------      ------------

Other expense (income):
    Interest, net                                              343               123               593               339
    Other                                                      (38)               (9)              (44)              (67)

                                                      ------------      ------------      ------------      ------------
           Total other expense                                 305               114               549               272
                                                      ------------      ------------      ------------      ------------

Loss from continuing operations before income
    taxes                                                   (3,989)             (713)           (5,519)           (1,917)
Income tax expense                                               3                --                10                 8
                                                      ------------      ------------      ------------      ------------
       Loss from continuing operations                      (3,992)             (713)           (5,529)           (1,925)
                                                      ------------      ------------      ------------      ------------

Discontinued operations:
(Loss) income from discontinued operations
(Note 14)                                                     (327)              478              (118)              883
Gain on sale of business, net of taxes (Note 14)            22,168                --            22,168               117

                                                      ------------      ------------      ------------      ------------
       Income from discontinued operations                  21,841               478            22,050             1,000
                                                      ------------      ------------      ------------      ------------

           Net income (loss)                          $     17,849      $       (235)     $     16,521      $       (925)
                                                      ============      ============      ============      ============

Basic and diluted income (loss) per common share:
     Loss per common share from continuing
     operations                                       $      (0.21)     $      (0.04)     $      (0.29)     $      (0.10)
     Income from discontinued operations                      1.14              0.03              1.15              0.05
                                                      ------------      ------------      ------------      ------------
     Basic income (loss) per common share             $       0.93      $      (0.01)     $       0.86      $      (0.05)
                                                      ============      ============      ============      ============

Common equivalent shares used in computing
    basic and diluted net loss per common
    share:                                              19,117,154        18,865,523        19,117,154        18,775,554

                          See accompanying notes to condensed consolidated financial statements.






                                         NETGURU, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands, except share and per share amounts)


                                                                                 DECEMBER 31,
                                                                                    2005             MARCH 31,
                                                                                 (UNAUDITED)           2005
                                                                                 ------------      ------------

                                                     ASSETS
Current assets:
    Cash and cash equivalents                                                    $     20,540      $      3,681
    Restricted cash                                                                     1,070                --
    Accounts receivable (net of allowance for doubtful accounts of $180 and
      $199, as of December 31, 2005 and March 31, 2005, respectively)                     853             1,568
    Income tax receivable                                                                   8                11
    Notes and related party loans receivable                                                2                12
    Deposits                                                                               85                96
    Prepaid expenses and other current assets                                             736               923
    Current assets held for sale (Note 14)                                                164             4,062
                                                                                 ------------      ------------
           Total current assets                                                        23,458            10,353

Property, plant and equipment, net                                                      1,046             1,065
Goodwill                                                                                   --             2,931
Other assets                                                                              128               144
                                                                                 ------------      ------------
                                                                                 $     24,632      $     14,493
                                                                                 ============      ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt, net of discount of $15 and $222 as        $         66      $      1,297
      of December 31, 2005 and March 31, 2005, respectively
    Related party loans payable                                                            --               100
    Current portion of capital lease obligations                                          138               133
    Accounts payable                                                                      248               173
    Accrued expenses                                                                      563               542
    Income taxes payable                                                                  660                29
    Cash distribution payable (Note 15)                                                16,250                --
    Deferred revenues                                                                     174               409
    Other liabilities                                                                      39                63
      Liabilities held for sale (Note 14)                                                 220             3,334
                                                                                 ------------      ------------
           Total current liabilities                                                   18,358             6,080

Long-term debt, net of current portion and net of discount of $7 and $200,                 28             2,108
    as of December 31, 2005 and March 31, 2005, respectively
Capital lease obligations, net of current portion                                         221               342
Deferred gain on sale-leaseback (Note 14)                                                 625               678
                                                                                 ------------      ------------
           Total liabilities                                                           19,232             9,208
                                                                                 ------------      ------------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                                              --                --
    Common stock, par value $.01; (Authorized 150,000,000 shares; 19,117,154
      shares outstanding as of December 31, 2005 and March 31, 2005)                      191               191
    Additional paid-in capital                                                         20,619            36,869
    Accumulated deficit                                                               (14,711)          (31,232)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                               (699)             (543)
                                                                                 ------------      ------------
           Total stockholders' equity                                                   5,400             5,285
                                                                                 ------------      ------------
                                                                                 $     24,632      $     14,493
                                                                                 ============      ============


                     See accompanying notes to condensed consolidated financial statements.






                                     NETGURU, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                             (In thousands)
                                                                        NINE MONTHS       NINE MONTHS
                                                                           ENDED             ENDED
                                                                        DECEMBER 31,      DECEMBER 31,
                                                                            2005              2004
                                                                        ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                                   $     16,521      $       (925)
       Less: (Loss) income from discontinued operations                         (118)              883
       Less: Gain on sale                                                     22,168               117
                                                                        ------------      ------------
    Loss from continuing operations                                           (5,529)           (1,925)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                            232               311
        Tax expense allocation to discontinued operations                       (650)               --
        Bad debt expense                                                         246               153
        Impairment charge-goodwill                                             2,924                --
        Amortization of discount on loan                                         399               159
        Expense recognized on issuance of warrants and common stock               --                68
        Loss on disposal of property                                              --                19
        Changes in operating assets and liabilities:
          Accounts receivable                                                    445               (85)
          Notes and related party loans receivable                                10                 6
          Prepaid expenses and other current assets                              177               (35)
          Deposits                                                                 8               (29)
          Other assets                                                            15              (125)
          Accounts payable                                                        77              (146)
          Accrued expenses                                                        30              (217)
          Income taxes payable                                                   636               (33)
          Other current liabilities                                              (19)               50
          Deferred revenues                                                     (234)               15
          Deferred gain on sale-leaseback                                        (52)              (52)
                                                                        ------------      ------------
            Net cash used in operating activities                             (1,285)           (1,866)
                                                                        ------------      ------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                   (224)              (42)
    Proceeds from sale of equipment                                               --                37
    Sale of short-term investments                                                --               100
    Payments to acquire companies, net of cash acquired                           --               (58)
    Increase in restricted cash                                               (1,070)               --
    Proceeds from sale of discontinued operations                             23,500               115
                                                                        ------------      ------------
            Net cash provided by investing activities                         22,206               152
                                                                        ------------      ------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                      --             3,627
    Financing fee                                                                 --               (21)
    Repayment of long-term debt                                               (3,775)           (1,730)
    Repayment of capital lease obligations                                      (140)              (98)
    Issuance of common stock                                                      --               100
                                                                        ------------      ------------
            Net cash (used in) provided by financing activities               (3,915)            1,878
                                                                        ------------      ------------

    Effect of exchange rate changes on cash and cash equivalents                 (49)              227
                                                                        ------------      ------------

            Net cash provided by continuing operations                        16,957               391
                                                                        ------------      ------------
Cash flows from discontinued operations (Revised- See Note 16)
     Cash provided by operating activities                                        59             1,152
     Cash used in investing activities                                          (147)             (230)
     Cash used in financing activities                                           (10)              (17)
                                                                        ------------      ------------
            Net cash (used in) provided by discontinued operations               (98)              905
                                                                        ------------      ------------

Cash and cash equivalents, beginning of period                                 3,681             1,646
                                                                        ------------      ------------

Cash and cash equivalents, end of period                                $     20,540      $      2,942
                                                                        ============      ============


                                   (continued on the following page)






                                     NETGURU, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                              (Unaudited)
                                             (In thousands)


                                                                        NINE MONTHS       NINE MONTHS
                                                                           ENDED              ENDED
                                                                        DECEMBER 31,      DECEMBER 31,
                                                                            2005              2004
                                                                        ------------      ------------

Supplemental disclosure of cash flow information: Cash paid for:
      Interest                                                          $        266      $        267
                                                                        ============      ============
      Income taxes                                                      $         25      $         75
                                                                        ============      ============

Supplemental disclosure of non-cash investing and financing activities:
    Acquisition of equipment under capital leases                        $        27      $        119
    Repayment of convertible debt with common stock                      $         -      $      1,209
     Issuance of warrants                                                $                $        103
     Acquisition of a company:
      Net assets acquired                                                $         -      $         54
      Net liabilities assumed                                            $         -      $         29
      Promissory note issued toward consideration, net of discount       $         -      $        135
      Common stock issued toward consideration                           $         -      $         41


                 See accompanying notes to condensed consolidated financial statements.


                                                   6

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of netGuru, Inc. and its wholly-owned subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         The condensed consolidated financial statements have been prepared by the Company and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at December 31, 2005 and the results of operations and the cash flows for the three and nine months ended December 31, 2005 and 2004, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, ("GAAP") for annual consolidated financial statements. Results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year ending March 31, 2006 or any other period. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report on Form10-KSB for the year ended March 31, 2005.

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         On November 18, 2005, the Company completed its sale of the assets of its Research Engineers International ("REI") business and STAAD product lines to privately held Bentley Systems, Incorporated ("Bentley") for $23.50 million and recorded a net gain of $22.17 million. As such, unless otherwise noted, all amounts presented, including all note disclosures, contain only information related to the Company's continuing operations. In accordance with GAAP, the balance sheet at March 31, 2005 has been adjusted to reflect the assets and liabilities of the REI business and STAAD product lines as held for sale. At December 31, 2005, all of the assets and liabilities in our France subsidiary, which we plan to sell during the fourth quarter of fiscal 2006, remained classified as held for sale. Additionally, the statements of operations and cash flows have been adjusted to reflect the results of the REI business and STAAD product lines as discontinued for the periods presented. See note14 for additional discontinued operations disclosures.

         Certain reclassifications have been made to the fiscal 2005 condensed consolidated financial statements to conform to the fiscal 2006 presentation. The primary reclassifications relate to the separate reporting for the discontinued operations of the REI business and STAAD product lines (note 14).

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At December 31, 2005, the Company's management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company's management also believed that the carrying amounts of its capital lease obligations approximated their fair values, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date. In addition, the Company's management also believed that the carrying amounts of its long-term debt obligations approximated their fair values, as the borrowing rates are consistent with those of other lending sources. The estimated fair value of the Company's long-term debt at December 31, 2005, was approximately $94,000.

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

         SHARE-BASED PAYMENT

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. For small businesses, SFAS No. 123(R) is effective for the first quarter of the first fiscal year beginning after December 15, 2005 and thus, will be effective for the Company for the interim periods beginning with first quarter of fiscal 2007. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the effect of adopting SFAS No. 123(R) and the Company's management believes the adoption of SFAS No. 123(R), will have a material effect on the Company's consolidated results of operations, similar to the pro forma results described in "Stock-Based Compensation" in note 1 to the Company's consolidated financial statements included in the Company's annual report on Form 10-KSB for fiscal 2005 and note 8 of this quarterly report. However, management has not yet determined the actual effect of the accounting for stock option and related income tax components.

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

         Revenue from software sales is recognized upon shipment if no significant post-contract support obligations remain outstanding and collection of the resulting receivable is reasonably assured. Customers may choose to purchase maintenance contracts that include telephone, e-mail and other methods of support, and the right to unspecified upgrades on a when-and-if available basis. Revenue from these maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

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

         The Company sells its collaborative software along with a maintenance package. This constitutes a multi-element arrangement. The price charged for the maintenance portion is the same as when the maintenance is sold separately. The fair values of the maintenance contracts sold in all multi-element arrangements are recognized over the terms of the maintenance contracts. The collaborative software portion is recognized when persuasive evidence of an arrangement exits, price is fixed and determinable, when delivery is complete, collection of the resulting receivable is reasonably assured and no significant obligations remain.

         Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to nine months. The Company did not have any fixed price contracts at December 31, 2005.

5.  DEFERRED REVENUES

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

6. LONG-TERM DEBT

         In connection with the Company's entry into the Asset Purchase Agreement with Bentley described in note 14, the Company and Laurus Master Fund, Ltd., ("Laurus"), then a secured creditor and beneficial owner of more than 5% of the Company's outstanding common stock, entered into a Stand Still Agreement as of August 19, 2005. Under the Stand Still Agreement, Laurus consented to the Company's entry into and consummation of the transactions contemplated by the Asset Purchase Agreement and agreed to release its security interest in the assets being sold, subject to Laurus being paid in full at the closing all of the Company's obligations under the convertible promissory notes described below held by Laurus. The Stand Still Agreement did not, however, limit the right of Laurus to transfer or vote shares of the Company's common stock.

         As described below, on November 18, 2005, the Company used part of the sale proceeds to pay the remaining total outstanding debt and accrued interest owed to Laurus in the amount of approximately $2.25 million. This amount also included 4% prepayment penalty charges aggregating approximately $86,000. Upon receiving payment in full for all of the Company's obligations under the convertible promissory notes held, Laurus released all UCC filings against assets of the Company. In addition, the revolving credit facility described below was terminated.

         REVOLVING CREDIT FACILITY

         On July 31, 2003, the Company obtained a three-year, renewable, $4,000,000 revolving accounts receivable credit facility from Laurus ("Facility"). The amount available under this Facility was reduced by the balance outstanding on the Amended and Restated 2003 Note (defined below).

         On December 4, 2003, the outstanding balance of $900,000 under the Facility was refinanced with Laurus along with $500,000 of additional borrowings into a three-year, 5% secured convertible note ("2003 Note"). In connection with the Facility, the Company issued to Laurus a warrant to purchase up to 180,000 shares of the Company's common stock at any time or from time to time on or before July 2008 at an exercise price ranging from $1.50 to $1.89 per share. The Company recorded a debt discount as a result of the issuance of this warrant of approximately $201,000. The total debt discount was being charged to interest expense, ratably, over the term of the Facility

         On November 18, 2005, this Facility was terminated after the entire outstanding debt balance for the Amended and Restated 2003 Note and 2004 Note were paid off. As of that date the Company had no borrowings under the Facility. On the day the note was terminated, the Company expensed the remaining unamortized discount to interest expense in the amount of approximately $38,000. The early termination fee that was due if the Facility were to be terminated prior to August 1, 2006 was waived since all of the outstanding borrowings from Laurus were repaid.

         2003 NOTE

         On April 27, 2004, the Company amended and restated the 2003 Note to reflect an additional $1,000,000 that it borrowed on April 27, 2004, so that the principal amount of the 2003 Note was increased to $2,400,000 from $1,400,000 (the "Amended and Restated 2003 Note"). The net proceeds from the additional principal under the Amended and Restated 2003 Note were used for working capital.

         The Company recorded approximately $173,000 as additional discount to the Amended and Restated 2003 Note, which included the $11,000 in fees it paid to an affiliate of Laurus and the $162,000 it recorded in April 2004 due to the beneficial conversion feature of the debt related to the additional borrowings. This additional discount, along with approximately $133,000 in unamortized discount remaining at the time of the amendment for a total discount of $306,000, was being amortized to interest expense over the remainder of the term of the Amended and Restated 2003 Note. In April 2004 and December 2004, Laurus converted $260,000 and $219,000 of the principal balance under the Amended and Restated 2003 Note into 200,000 and 168,462 shares of the Company's common stock, respectively.

         As of November 18, 2005, there was an outstanding principal balance of $1,310,000 and accrued interest of approximately $5,000 for the 2003 Note. On November 18, 2005, the Company paid the entire amount of outstanding debt and accrued interest for the 2003 Note. In addition, the Company was charged a 4% pre-payment penalty fee in the amount of approximately $52,000. The total amount that was paid for the 2003 Note was approximately $1,367,000. On the day the note was paid off, the Company expensed the remaining unamortized discount to interest expense in the amount of approximately $85,000.

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

         In connection with the 2004 Note, the Company issued to Laurus a warrant to purchase up to 130,000 shares of the Company's common stock at any time or from time to time on or before December 23, 2009 at an exercise price of $1.56 per share ("2004 Warrant"). The Company recorded a debt discount as a result of the issuance of the 2004 Warrant of approximately $103,000 and a debt discount as a result of $10,000 in fees paid to Laurus and its affiliate. The total debt discount of $113,000 was being charged to interest expense, ratably, over the term of the 2004 Note.

         As of November 18, 2005, there was an outstanding principal balance of $850,000 and accrued interest of approximately $3,000 for the 2004 Note. On November 18, 2005, the Company paid the entire amount of outstanding debt and accrued interest for the 2004 Note. In addition, the Company was charged a 4% pre-payment penalty fee in the amount of $34,000. The total amount that was paid for the 2004 Note was approximately $887,000. On the day the note was paid off, the Company expensed the remaining unamortized discount to interest expense in the amount of approximately $124,000.

7. STOCKHOLDERS' EQUITY

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

         The following represents pro forma information as if the Company recorded compensation cost using the fair value of the issued compensation instrument under SFAS No. 123 (in thousands, except amounts per share):


                                                    THREE MONTHS ENDED       NINE MONTHS ENDED DECEMBER
                                                       DECEMBER 31,                        31,
                                                 ----------------------      --------------------------
                                                   2005          2004           2005              2004
                                                 --------      --------      ----------       ---------
          Net income (loss) - as reported        $ 17,849      $   (235)     $   16,521       $    (925)
          Deduct: Stock-based compensation
          expense determined under the fair
          value based method for all awards,
          net of tax                                  (36)          (68)           (108)           (204)
                                                 --------      --------      ----------       ---------
              Net income (loss) - pro forma      $ 17,813      $   (303)     $   16,413       $  (1,129)
                                                 ========      ========      ==========       =========

         Basic and diluted net income (loss)
         per share -
              As reported                        $   0.93      $  (0.01)     $        0.86    $   (0.05)
              Pro forma                          $   0.93      $  (0.02)     $        0.86    $   (0.06)

         Weighted average fair value of
              options granted                    $     --      $     --      $        1.02         1.45

                                                              NINE MONTHS ENDED
                                                                DECEMBER 31,
                                                          ----------------------
                                                             2005        2004
                                                          ----------  ----------
        Black-Scholes option pricing model
              Assumptions:
                  Dividend yield                                -           -
                  Expected volatility                        81.0 %      83.9 %
                  Risk-free interest rate                    4.26        3.81
                  Expected option lives (in years)           7.01        6.85

8. FOREIGN CURRENCY TRANSLATION

         The financial condition and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into United States dollars (the reporting currency) at the exchange rate in effect at the end of the interim period. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective interim periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations and were not material to the first nine months of fiscal 2005 and 2006.

9. COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $17,748,000 and $59,000 for the three months ended December 31, 2005 and 2004, respectively, and was $16,365,000 and $738,000 for the nine months ended December 31, 2005 and 2004, respectively.

10. NET LOSS PER SHARE

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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                DECEMBER 31,               DECEMBER 31,
                                                           ---------------------      ---------------------
                                                             2005         2004          2005         2004
                                                           --------     --------      --------     --------
         Numerator:
         Net income (loss) and numerator for
         basic and diluted income (loss) per share         $ 17,849     $   (235)     $ 16,521     $   (925)
                                                           ========     ========      ========     ========
         Denominator:
         Denominator for basic net loss per share
           - average number of common shares                 19,117       18,866        19,117       18,776
           outstanding during the period
         Incremental common shares attributable to
           exercise of outstanding options,
           warrants and other common stock equivalents           --           --            --           --
                                                           --------     --------      --------     --------
         Denominator for diluted net loss per
         share                                             $ 19,117     $ 18,866        19,117       18,776
                                                           ========     ========      ========     ========

         Basic and diluted net income (loss) per
         share                                             $   0.93     $  (0.01)     $   0.86     $  (0.05)
                                                           ========     ========      ========     ========


         There were no options, warrant and other common stock equivalents that amounted to potential common shares for the three and nine-month periods ended December 31, 2005. Options, warrants and other common stock equivalents amounting to 1,377,000 and 1,360,000 potential common shares for the three and nine month periods ended December 31, 2004 were excluded from the computation of diluted EPS for the periods presented because the Company reported net losses and, therefore, the effect would be antidilutive.

11.  IMPAIRMENT CHARGE

         On April 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment.

         The Company considers the following operating segments- collaborative software products and services and IT services - to be our reporting units for purposes of testing for impairment.

         The Company uses a two-step test to assess potential impairment to goodwill. In the first step, the fair value of each reporting unit is compared to its carrying value including goodwill. If the fair value exceeds the carrying value, then goodwill is not considered impaired, and the Company does not need to proceed to the second step. If the carrying value of a reporting unit exceeds its fair value, then the Company has to determine and compare the implied fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then the Company has to record an impairment loss in the amount of the excess.

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

         In accordance with SFAS No. 142, the Company assessed the fair value of its two reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques. Given consideration of relevant factors, such as the decline in revenue of these reporting units and the projected cash flows being negatively affected due to the Company's total operating costs now being charged against the remaining operations after the REI sale, the Company conducted a test and concluded that as of December 31, 2005, an impairment write-down of its IT services division and collaborative service division were required. In accordance with the provisions of SFAS No. 142, the Company recorded an impairment charge of $2,924,000 during the three months ended December 31, 2005 for the write-down of goodwill related to the purchases of netGuru Systems, Inc., R-Cube Technologies, Inc., Apex Technology, and Allegria, Inc. The amount of the write-down represented the excess of the carrying amount of goodwill over its fair value. As of December 31, 2005, the Company had no remaining goodwill balance.

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

         The significant components of worldwide operations by reportable operating segment are:

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     DECEMBER 31,              DECEMBER 31,
                                                 --------------------      --------------------
                                                   2005        2004          2005        2004
                                                 -------      -------      -------      -------
                      NET REVENUE
             Collaborative software products
               and services                      $   245      $   193      $   624      $   461
             IT services                             636          903        2,153        3,012

                                                 -------      -------      -------      -------
                  Consolidated                   $   881      $ 1,096      $ 2,777      $ 3,473
                                                 =======      =======      =======      =======

                      GROSS PROFIT
             Collaborative software products
               and services                      $   207      $   192      $   584      $   389
             IT services                             151          267          494          988

                                                 -------      -------      -------      -------
                  Consolidated                   $   358      $   459      $ 1,078      $ 1,377
                                                 =======      =======      =======      =======

                   OPERATING (LOSS)
             Collaborative software products
               and services                      $(1,786)     $   (27)     $(1,742)     $  (331)
             IT services                          (1,321)         (97)      (1,761)         (19)
              Center                                (577)        (475)      (1,467)      (1,295)

                                                 -------      -------      -------      -------
                  Consolidated                   $(3,684)     $  (599)     $(4,970)     $(1,645)
                                                 =======      =======      =======      =======

         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, France, United Kingdom, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     DECEMBER 31,              DECEMBER 31,
                                                 --------------------      --------------------
                                                  2005         2004          2005        2004
                                                 -------      -------      -------      -------
                      NET REVENUE
         United States                           $   618      $   727      $ 2,017      $ 2,418
         Europe                                       87           52          190          294
         Asia-Pacific                                176          317          570          761
                                                 -------      -------      -------      -------

                  Consolidated                   $   881      $ 1,096      $ 2,777      $ 3,473
                                                 =======      =======      =======      =======

                      EXPORT SALES
         United States                           $    24      $   136      $   134      $   445
                                                 =======      =======      =======      =======


                                                DECEMBER 31,      MARCH 31,
                                                    2005            2005
                                                ------------    -----------
                                                      (IN THOUSANDS)
                LONG-LIVED ASSETS
                United States                   $        324    $    3,050
                Europe                                    30           101
                Asia-Pacific                             820           989
                                                ------------    -----------

                         Consolidated           $      1,174    $    4,140
                                                ============    ===========

13. CONTINGENCIES

          The Company is a named defendant in a civil action commenced against it by plaintiffs Ash Brahma, Sujit Kumar , and Venture International (collectively, "Plaintiffs") on August 18, 2005, in the Commonwealth of Massachusetts, Essex County, Superior Court Department of the Trial Court, Civil Action No. 05-1446 B, entitled, ASH BRAHMA, ET AL. V. NETGURU, INC. (the "Action").

         In the Action, Plaintiffs allege breach of contract and fraud on the part of the Company, and they seek alleged damages of $4,885,000. On October 5, 2005, the Company timely filed a Notice of Removal of the Action to the United States District Court, District of Massachusetts, where the Action is currently pending.

         On October 13, 2005, the Company filed its answer and counterclaim in the Action. The Company has denied any breach of contract or other wrongdoing on its part, and has denied that Plaintiffs are entitled to equitable relief or damages. The Company's counterclaim seeks recession of contract and/or breach of contract, restitution and/or damages for consulting fees paid to Plaintiffs, damages for time and money spent pursuant to the contracts alleged objectives (plus interest, costs and attorneys' fees).

         Both parties have engaged in early discussions exploring potential resolution of the disputes to avoid protracted litigation. During the course of the discussions, Plaintiffs have been made aware of material facts, which serve to obviate the bulk of their alleged damages claim. Accordingly, with respect to the complaint, the Company believes that the alleged damages approximate $60,000 as opposed to the original claim.

         The assigned judge has issued an inquiry asking if the parties will stipulate to assignment of the Action to a magistrate judge for all purposes. The parties have until February 17, 2006, to respond to the inquiry.

         The Company's wholly-owned subsidiary, R-Cube Technologies, Inc. ("R-Cube") is a named defendant in a civil action commenced against it by plaintiff EOP-Central Park Plaza, LLC ("EOP") on December 27, 2005, in Orange County Superior Court, Case No. 05NL25236, entitled, EOP-CENTRAL PARK PLAZA. LLC
V. R-CUBE TECHNOLOGIES, INC. (the "R-Cube Action").

         In the R-Cube Action, EOP alleges causes of action for (1) breach of contract; (2) open book account; and (3) account stated on the part of R-Cube, and seeks alleged damages of $21,3000. R-cube denies any breach of contract or other wrongdoing and/or contends that its performance under the agreement was excused. R-Cube further denies that EOP is entitled to the claimed damages

         Management believes the resolution of these matters will not materially affect the Company's consolidated results of operations or financial condition.

14. DISCONTINUED OPERATIONS

         On November 18, 2005, the Company completed the sale of assets of its REI business and STAAD product lines to Bentley for $23.50 million in cash and recorded a net gain of approximately $22.17 million, net of approximately $650,000 in net tax expense. Net operating losses from prior years are being utilized to significantly reduce the Company's taxable income. The primary difference in the Company's federal statutory rate compared to the effective tax rate resulted from a change of approximately $7.3 million in the Company's valuation allowance. The change decreased the expected tax from approximately $8.0 million to approximately $650,000. The Company continues to record a full valuation allowance against the remaining net deferred tax assets, which includes state net operating losses, research and development tax credits, reserves, and other accruals. In November 2005 the company set aside a cash reserve of $1.07 million in accordance with the purchase agreement with Bentley. In addition to the $23.50 million, the Company also received $250,000 for reimbursement of expenses relating to legal and financial services in connection with the asset sale.

         The asset sale included the worldwide operations associated with REI, including the STAAD structural analysis and design product line, software and product development, customer support and relationships, and offices associated with the worldwide business. The Yorba Linda office sale-leaseback was assigned to Bentley on November 17, 2005. Effective as of that date, the Company assigned to Bentley all of its right, title, and interest in and to the lease. Bentley assumed all of the Company's obligations under the lease, and agreed to make all payments and to perform all covenants and agreements of tenant under the lease, however the assignment did not alter the primary responsibility of the Company for the payment of rent if Bentley defaults or breaches the lease assignment. As such, the deferred gain on the sale-leaseback that was recorded in November 1999 remains on the balance sheet as a liability and is being recognized over the remaining period of the original lease.

         On January 5, 2006, the Company entered into a separate agreement with Mr. Badreddine Ziane to sell the Company's France subsidiary for $100,000. Mr. Ziane has agreed to purchase all the outstanding shares of the subsidiary and he intends to sell the REI products and offer related consulting services as an independent contractor to Bentley. The Company expects this sale to be finalized by the end of the fourth quarter of fiscal 2006. At December 31, 2005 the assets and liabilities associated with the France subsidiary remained classified as held for sale.

         The Company's condensed consolidated financial statements have been reclassified for all periods presented to reflect the REI business as discontinued operations. The Company first reflected these operations as discontinued in the second quarter of fiscal 2006 when the Company decided to sell the operations. In accordance with GAAP, the revenues, costs, and expenses directly associated with the REI business have been reclassified as discontinued operations on the condensed consolidated statements of operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations. Additionally, assets and liabilities of the REI business segment have been reclassified as held for sale on the Company's condensed consolidated balance sheets for all periods presented, and the Company's condensed consolidated statements of cash flows have been reclassified to reflect the operations of the REI business segment as discontinued operations for all periods presented.

         Separately, in September 2004, the Company sold its Web-based telecommunications services division in its continuing efforts to focus on its core software products and IT services businesses. Accordingly, the results of the operations of the Web-based telecommunications services division are excluded from continuing operations and reported as discontinued operations for the three and nine months ended December 31, 2004. The total sales price was $130,000 for the sale of the Web-based telecommunications services division in September 2004. The Company received the entire proceeds from the sale of the Web-based telecommunications services division prior to March 31, 2005.

         The carrying value of the assets and liabilities held for sale of the discontinued REI business included in the consolidated balance sheets are as follows:


                                                      DECEMBER 31,    MARCH 31,
                                                         2005           2005
                                                      ------------    ---------
ASSETS HELD FOR SALE
    Accounts receivable, net                          $        133    $   2,766
    Income taxes receivable                                     --            4
    Prepaid expenses and other current assets                   23          420
                                                      ------------    ---------
           Total current assets                                156        3,190

Property, plant and equipment, net                               8          617
Goodwill                                                        --          157
Other assets                                                    --           98
                                                      ------------    ---------
                                                      $        164    $   4,062
                                                      ============    =========

LIABILITIES HELD FOR SALE
    Current portion of capital lease obligations      $         --    $      11
    Accounts payable                                            10          291
    Accrued expenses                                            26          595
    Income taxes payable                                        12           --
    Deferred revenues                                           27        2,288
    Other liabilities                                          145          148
                                                      ------------    ---------
           Total current liabilities                           220        3,333

Capital lease obligations, net of current portion               --            1
                                                      ------------    ---------
           Total liabilities                          $        220    $   3,334
                                                      ============    =========

         The net revenues, net income (loss), gain on sale, and income tax expense of the Company's discontinued operations, were as follows:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  DECEMBER 31,                DECEMBER 31,
                                             ----------------------      ----------------------
                                               2005          2004           2005         2004
                                             --------      --------      --------      --------
Net revenues:

   Web-based telecommunications services     $     --      $     --      $     --      $    327
      business
    REI business                                1,707         2,624         7,527         7,671
                                             --------      --------      --------      --------
                                             $  1,707      $  2,624      $  7,527      $  7,998

Net (loss) income from operations of:
   Web-based telecommunications services
      business                               $     --      $     --      $     --      $    (50)

    REI business                                 (327)          478          (118)          933
                                             --------      --------      --------      --------
                                             $   (327)     $    478      $   (118)     $    883

Gain on sale before income taxes from:
   Web-based telecommunications services
      business                               $     --      $     --      $     --      $    117
    REI business                               22,818            --        22,818            --
                                             --------      --------      --------      --------
                                             $ 22,818      $     --      $ 22,818      $    117
Income tax expense:
    REI business                             $    650      $     --      $    650      $     --



15.  SUBSEQUENT EVENTS

         On December 29, 2005, the Company announced that its board of directors approved a cash distribution in the amount of $0.85 per share payable on January 27, 2006 to stockholders of record as of January 17, 2006. The total amount that was distributed on January 27, 2006 was approximately $16,250,000, which has been recorded as a cash distribution payable on the December 31, 2005 balance sheet. The distribution follows the Company's sale of the assets of its REI business and STAAD product lines on November 18, 2005 and the board of directors' subsequent decision to distribute substantially all of the net proceeds of the sale after repaying debt and setting aside reserves for taxes, continuing operations, and other contingencies. In connection with the distribution, options issued under the Company's stock option plans ceased further vesting and then terminated if not exercised prior to the ex-distribution date of January 30, 2006. Non-plan options and warrants that remained outstanding on the ex-distribution date had an $0.85 per share reduction in their exercise prices of those options and warrants on the ex-distribution date.

         On January 5, 2006, the Company entered into a separate agreement with Mr. Badreddine Ziane to sell the Company's France subsidiary for $100,000. Mr. Ziane has agreed to purchase all the outstanding shares of the subsidiary and he intends to sell the REI products and offer related consulting services as an independent contractor to Bentley. The Company expects this sale to be finalized by the end of the fourth quarter of fiscal 2006. At December 31, 2005 the assets and liabilities associated with the France subsidiary remained classified as held for sale.

16.  CASH FLOWS FROM DISCONTINUED OPERATIONS

         At December 31, 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that the forward-looking statements be subject to the safe harbors created by those sections. The forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

         o Our ability to achieve and maintain profitability and obtain additional working capital, if required;
         o Our ability to successfully implement our business plans, including the possible divestiture of some or all remaining operations, the possibility of a corporate merger or strategic acquisition, and/or the possible expansion of our engineering business process outsourcing initiatives;
         o Our ability to attract and retain strategic partners and alliances;
         o        Our ability to hire and retain qualified personnel;
         o The risks of uncertainty of protection of our intellectual property;
         o Risks associated with existing and future governmental regulation to which we are subject; and
         o Uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

         Our net revenues from continuing operations during the nine months ended December 31, 2005 were $2,777,000, a decrease of $696,000 (20.0%) over the corresponding prior year period, of which IT services net revenues decreased $859,000 (28.5%), and collaborative software products and services net revenues increased $163,000 (35.4%).

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

         On November 18, 2005, we completed the asset sale of our Research Engineers International, Inc. ("REI") business and STAAD product lines to Bentley Systems, Incorporated ("Bentley") for $23.5 million in cash. The asset sale included the worldwide operations associated with REI, including the STAAD structural analysis and design product line, software and product development, customer support and relationships, and offices associated with the worldwide business. As of that date, we met the criteria required to account for the REI business as a discontinued operation. As such, the Management Discussion and Analysis results of operations discussion is broken up into analysis of continuing operations and discontinued operations.

         Part of the proceeds from the asset sale was used to pay off the remaining outstanding indebtedness under our convertible notes in the amount of approximately $2,255,000 million on November 18, 2005, as described in note 6. In addition, sale proceeds were used to pay off $1,058,000 of debt at our India subsidiary in November 2005. On January 27, 2006, $16,250,000 was distributed to stockholders of record as of January 17, 2006. See "Liquidity and Capital Resources" below for further discussion on the cash distribution.

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

         We recognize revenues from software that we customize to fit a customer's requirements based on satisfactory completion of pre-determined milestones (evidenced by written acceptance from the customer) and delivery of the product to the customer, provided no significant obligations remain and collection of the resulting receivable is probable. Customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and unspecified upgrades on a when-and-if available basis. Revenue from the maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

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

         We recognize revenues from our IT services primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as we perform IT services. Certain IT services contracts are fixed price contracts where we measure progress toward completion by mutually agreed upon pre-determined milestones and recognize revenue upon reaching those milestones. Our fixed price IT contracts typically are for a short duration of one to nine months. We did not have any uncompleted fixed price IT contracts at December 31, 2005.

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

On April 1, 2002, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. We consider the following operating segments - collaborative software products and services as well as IT services - to be our reporting units for purposes of testing for impairment.

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

         We are required to perform reviews for impairment annually, or more frequently when events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill will be incorrect. In addition, our results of operations could be materially affected by the write-down of the carrying amount of goodwill to its estimated fair value.

         We assessed the fair value of our two reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques. Given consideration of relevant factors, such as the decline in revenue of these reporting units as well as the negative impact on projected cash flows due to total operating costs now being charged to the remaining operations after the REI sale, we conducted a test and concluded that as of December 31, 2005, an impairment write-down of our IT services division and our collaborative service division were required. In accordance with the provisions of SFAS No. 142, we recorded an impairment charge of $2,924,000 during the three months ended December 31, 2005. The amount of the write down represented the excess of the carrying amount of goodwill over its fair value. As of December 31, 2005, we had no remaining goodwill balance.

CONSOLIDATED RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 VERSUS THREE AND NINE MONTHS ENDED DECEMBER 31, 2004

         CONTINUING OPERATIONS

NET REVENUES

         The following table presents our net revenues by segment (dollars in thousands):


                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         DECEMBER 31,          DECEMBER 31,
                                      ------------------     ------------------
                                       2005        2004       2005        2004
                                      ------      ------     ------      ------
NET REVENUES
Collaborative
   software products and services     $  245      $  193     $  624      $  461
% of total net revenues                 27.8%       17.6%      22.5%       13.3%

IT services                              636         903      2,153       3,012
% of total net revenues                 72.2%       82.4%      77.5%       86.7%
                                      ------      ------     ------      ------
Total net revenues                    $  881      $1,096     $2,777      $3,473
                                      ======      ======     ======      ======


         Total net revenues for the three and nine months ended December 31, 2005 decreased by $215,000 (19.6%) and $696,000 (20.0%), respectively, compared to the three and nine months ended December 31, 2004.

 COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Net revenues from collaborative software products and services for the three months ended December 31, 2005 increased by $52,000 (26.9%) compared to the three months ended December 31, 2004. Net revenues from collaborative software products and services for the nine months ended December 31, 2005 increased by $163,000 (35.4%) compared to the nine months ended December 31, 2004 due to the completion and recognition of one large project in the amount of $220,000 during the nine months ended December 31, 2005, compared to the completion of a $75,000 project for the same period in the prior year. The timing of completion and recognition of revenue from our large projects creates variability in our collaborative software net revenues between quarters.

IT SERVICES

         The trend of decreasing IT services net revenues continued during the three and nine months ended December 31, 2005, compared to the three and nine months ended December 31, 2004. IT services net revenues decreased $267,000 (29.6%) and $859,000 (28.5%) for the three and nine months ended December 31, 2005, compared to the three and nine months ended December 31, 2004. Net revenues from IT services have decreased due to the scaling back of one of our domestic IT services offices, due to a reduction in IT services revenues in Europe where the focus has shifted from lower to higher gross margin areas such as software sales, and a reduction of our prices to remain competitive and retain our current customers. For the past several years, the IT services industry has been adversely affected by a slow economy, and many of our customers reduced, and continue to reduce, spending on technology consulting and systems integration services. In addition, the decrease is also attributable to the fact that our EBPO services business did not bring significant revenues to the IT services segment. Although we anticipate that our EBPO services business will bring in additional revenues for the IT services segment, we cannot assure you that we will be successful in this endeavor, due to competition among providers of such services and relatively few barriers to entry since EBPO services are not capital-intensive.

GROSS PROFIT AND GROSS MARGIN

         The following table presents our gross profit by segment and gross profit as a percentage of each segment's net revenues, or gross margin (dollars in thousands):

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        DECEMBER 31,            DECEMBER 31,
                                     ------------------    --------------------
                                      2005        2004       2005        2004
                                     ------      ------    --------    --------
GROSS PROFIT
Collaborative
   software products and services   $   207     $   192    $    584    $    389
IT services                             151         267         494         988

                                     ------      ------    --------    --------
  Consolidated                      $   358     $   459    $  1,078    $  1,377
                                     ======      ======    ========    ========
GROSS MARGIN
Collaborative
   software products and services      84.6%       99.5%       93.6%       84.4%
IT services                            23.7%       29.5%       22.9%       32.8%

                                     ------      ------    --------    --------
  Consolidated                         40.6%       41.9%       38.8%       39.6%
                                     ======      ======    ========    ========

         Consolidated gross margin decreased to 40.6% and 38.8% for the three and nine months ended December 31, 2005 from 41.9% and 39.6% for the three and nine months ended December 31, 2004 due to the decreasing gross margin for IT services.

COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Our collaborative software products and services segment generally produces a higher gross margin than our IT services segment due to the relatively lower costs associated with each sale. The cost of net revenues for the collaborative software products and services segment includes royalty fees and software amortization expense.

         Gross margin in the collaborative software products and services segment decreased by 14.9 percentage points to 84.6% for the three months ended December 31, 2005 from 99.5% for the three months ended December 31, 2004. Gross margin for the nine months ended December 31, 2005 increased by 9.2 percentage points to 93.6% compared to 84.4% for the nine months ended December 31, 2004. The decrease in gross margin for the three months ended December 31, 2005 was due to one project that had specific service hours associated with the sale, which increased the cost of sale. This kind of project was not present in the prior year. The increase in gross margin for the nine months was primarily due to a $69,000 decrease in software amortization costs as a result of the completion of amortization during June 2004.

IT SERVICES

         Gross margin in the IT services segment decreased by 5.8 and 9.9 percentage points for the three and nine months ended December 31, 2005, respectively compared to the three and nine months ended December 31, 2004. IT services segment gross margin decreased due to the increase in the number of employees for the new estimated EBPO projects we will undertake, but have not begun yet or have been delayed. Historically, gross margin from the IT services segment has been lower than gross margin from the engineering and collaborative software products and services segment due to the higher cost of labor associated with IT services. The cost of net revenues for IT services includes the salaries, bonuses, and benefits for the consulting employees. Our IT services consultants generally receive higher salaries than our technical support employees.

OPERATING EXPENSES

         The following table presents our operating expenses in dollars and as a percentage of total net revenues (dollars in thousands):


                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                          DECEMBER 31,                  DECEMBER 31,
                                   --------------------------     ------------------------
                                      2005             2004          2005           2004
                                   ----------       ---------     ---------      ---------
OPERATING EXPENSES
    Selling, general and
       administrative expenses     $     897        $    828      $   2,242      $  2,224
    % of total net revenues            101.9%           75.5%          80.7%         64.1%

    Research and development
      expenses                     $     106        $    135      $     397      $    408
    % of total net revenues             12.0%           12.3%          14.3%         11.7%

    Bad debt expense               $      32        $      -      $     253      $    156
    % of total net revenues              3.7%              -            9.1%          4.5%

    Depreciation                   $      83        $     95      $     232      $    234
     % of total net revenues             9.4%            8.7%           8.4%          6.7%

    Impairment charge              $   2,924        $      -      $   2,924      $      -
    % of total net revenues            331.9%              -          105.3%            -

    Total operating expenses       $   4,042        $  1,058      $   6,048      $  3,022
    % of total net revenues            458.9%           96.5%         217.8%         87.0%


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses increased by $69,000 (8.4%) and by $18,000 (1%) for the three and nine months ended December 31, 2005, respectively, compared to the three and nine months ended December 31, 2004. As a percentage of revenues, SG&A expenses increased 26.4 percentage points and 16.6 percentage points for the three and nine months ended December 31, 2005, compared to the three and nine months ended December 31, 2004. SG&A expenses increased as a percentage of total net revenues due to the fact that the corporate overhead costs are remaining relatively constant yet the total amount of net revenues from the IT segment are decreasing. The increase in the SG&A expenses for the three months ended December 31, 2005 was primarily due to the following:

         o A $42,000 increase in traveling expenses due to increased travel by our sales departments and upper management to promote sales growth;
         o A $28,000 increase in temporary help expenses due to contract accounting services provided to us;
         o A $19,000 increase in investment banking expense due to strategic opportunities advisory services provided to us;
         o An $11,000 increase in professional fees due to additional accounting and legal fees;
         o A $6,000 increase in board compensation expense due to monthly pay increases; and
         o A $5,000 increase in consulting expenses due to the India operation's design and detailing sales administration program.

The above increases were partially offset by the following decrease in SG&A expense:

         o A $57,000 decrease in insurance expenses and other benefits due to a decrease in the number of our U.S. employees and due to proper allocation to cost of sales of IT consultants' insurance expenses.

         We continue to monitor our SG&A expenses but do not make any assurances that we will be able to reduce SG&A expenses from levels attained in the first nine months of fiscal 2006. In addition, obtaining profitability may be difficult due to the future decrease in sales resulting from the sale of our REI business and due to the decreasing trend in IT services sales.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses decreased by $29,000 (21.5%) and $11,000 (2.7%) to $106,000 and $397,000 for the three and nine months ended December 31, 2005, from $135,000 and $408,000 for the three and nine months ended December 31, 2004. The decrease in R&D expense was due to many of our R&D developers working on actual service projects for our customers, and, as a result, their costs were re-classified to cost of sales.

         BAD DEBT EXPENSE

         Bad debt expense increased by $32,000 and $97,000 to $32,000 and $253,000 for the three and nine months ended December 31, 2005, respectively, from $0 and $156,000 for the three and nine months ended December 31, 2004, respectively. Bad debt expense increased by $32,000 during the three months ended December 31, 2005 due to an increase in the reserve balance for domestic operations. It increased for the nine months ended December 31, 2005 due to an increase in the reserve balance for receivables at our India subsidiary.

         DEPRECIATION

         Depreciation expenses (excluding amounts charged to cost of revenues) decreased $12,000 (12.6%) and $2,000 (1.0%) for the three and nine months ended December 31, 2005, respectively, compared to the three and nine months ended December 31, 2004. We anticipate that depreciation expenses will remain at this lower level through the end of fiscal 2006.

IMPAIRMENT CHARGE

         During the three and nine months ended December 31, 2005, we recorded an impairment charge of $2,924,000 for the write-down of goodwill related to the purchases of netGuru Systems, Inc., R-Cube Technologies, Inc, and Allegria, Inc in accordance with SFAS No. 142. In accordance with SFAS No. 142, we assessed the fair value of our two reporting units by considering their projected cash flows, using risk-adjusted discount rates, and other valuation techniques. Given consideration of relevant factors such as the sale of the REI business, we concluded that an impairment write down of our IT Services division in the amount of $1,137,000 was required, as well as an impairment write-down of our collaborative software division in the amount of $1,787,000. As of December 31, 2005, we had no remaining goodwill balance.

SEGMENT PROFITABILITY AND OPERATING (LOSS)

         During the three and nine months ended December 31, 2005, consolidated operating losses were $3,684,000 and $4,970,000, respectively, compared to consolidated operating losses of $599,000 and $1,645,000 during the three and nine months ended December 31, 2004, respectively. Consolidated operating losses during the three and nine months ended December 31, 2005 consisted of operating losses from the collaborative software products and services segment, the IT services segment, and from the corporate center. Operating losses in the engineering and collaborative software products and services segment were $1,786,000 and $1,742,000 during the three and nine months ended December 31, 2005 compared to operating losses of $27,000 and $331,000 during the three and nine months ended December 31, 2004, respectively. Operating loss for the engineering and collaborative software segment decreased $1,759,000 and $1,411,000 during the three months and nine months ended December 31, 2005 primarily due to an impairment charge to goodwill in the amount of $1,787,000. This decrease was offset by the following increases during the nine months ended December 31, 2005:

         o A $163,000 increase in revenue due to larger value projects being completed;
         o A $141,000 decrease in bad debt expense due to no additional reserves needed; and
         o A $69,000 decrease in amortization of capitalized software due to the completion of amortization in June 2004.

         In the IT services segment, the operating loss during the three and nine months ended December 31, 2005 was $1,321,000 and $1,761,000, respectively, compared to operating losses of $97,000 and $19,000 during the three and nine months ended December 31, 2004, respectively. The decrease in operating income for both periods was due primarily to a $1,137,000 impairment charge to goodwill. In addition, the decrease was due to an increased bad debt expense, increased staff for the anticipated EBPO projects that have not started or have been delayed, and a decrease in the number of customers, causing a reduction in sales.

OTHER EXPENSE (INCOME)

         The following table presents our other expense (income) in dollars and as a percentage of total net revenues (dollars in thousands):

                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                         DECEMBER 31,                     DECEMBER 31,
                                 ----------------------------       ----------------------
                                    2005              2004             2005          2004
                                 ----------        ----------       ---------    ---------
OTHER EXPENSE (INCOME)
    Interest expense, net        $     343         $     123        $    593     $    339
    % of total net revenues           38.9%             11.2%           21.3%         9.8%

    Other income                 $     (38)        $      (9)       $    (44)    $    (67)
    % of total net revenues           (4.3)%            (0.8)%          (1.6)%       (1.9)%

    Total other expense          $     305         $     114        $    549     $    272
    % of total net revenues           34.6%             10.4%           19.8%         7.8%


         INTEREST EXPENSE, NET

         Interest expense, net increased by $220,000 (178.9%) and $254,000 (74.9%) for the three and nine months ended December 31, 2005 compared to the three and nine months ended December 31, 2004. This increase was due primarily to an increase in interest expense from our Laurus debt. On November 18, 2005, we paid the entire outstanding debt obligation to Laurus and expensed the remaining unamortized discount for the 2003 and 2004 note and the revolving credit facility in the amount of $247,000. In addition, the remaining prepaid loan fees of $35,000 associated with the Laurus debt were expensed to loan origination fees, which is part of interest expense. Due to the Laurus debt payoff and the payoff of the debt of our India subsidiary, we anticipate our interest expense in the future will decrease.

         OTHER INCOME

         Other income increased by $29,000 for the three months ended December 31, 2005, compared to the three months ended December 31, 2004 primarily due to rental income in India from subleasing our building to Bentley, and from the write off of a previously recorded liability. For the nine months ended December 31, 2005, other income decreased by $23,000, compared to the nine months ended December 31, 2004. During the nine months ended December 31, 2004, we had sold certain assets that were previously written off, which contributed to a higher year-to-date balance in fiscal 2005 compared to fiscal 2006.

INCOME TAXES

          We recorded income tax expenses of $3,000 and $10,000 for the three and nine months ended December 31, 2005, respectively, compared to income tax expenses of $0 and $8,000 during the three and nine months ended December 31, 2004, respectively. Tax expense for the three and nine months ended December 31, 2005 resulted from provisions for domestic and foreign income taxes applicable to local jurisdictions.

DISCONTINUED OPERATIONS

         On November 18, 2005, the Company completed the sale of its REI business and STAAD product lines to Bentley for $23,500,000 in cash. The asset sale included the worldwide operations associated with REI, including the STAAD structural analysis and design product line, software and product development, customer support and relationships, and offices associated with the worldwide business. In addition to the $23,500,000, we also received $250,000 for reimbursement of expenses relating to legal and financial services in connection with the asset sale. In accordance with the asset sale agreement, in November 2005 we set aside a cash reserve of $1.07 million. In accordance with accounting principles generally accepted in the United States, the revenues, costs, and expenses directly associated with the REI business have been reclassified as discontinued operations on the condensed consolidated statements of operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations.

         We recorded income from discontinued operations of $21,841,000 during the three months ended December 31, 2005 compared to income from discontinued operations of $478,000 during the three months ended December 31, 2004. The income recorded in the third quarter of 2006 includes a gain on the sale of the REI business in the amount of $22,818,000, partially offset by a tax expense from the gain on sale of $650,000, and by losses from the REI operations of $327,000. The losses in the third quarter of 2006 reflect only one and one-half months of full operations, as we completed the sale on November 18, 2005.

         Net loss from discontinued operations for the three months ended December 31, 2005 was $327,000 compared to a net income of $478,000 for the same period in the prior year, a decrease of $805,000. The decrease in the REI business segment was primarily due to additional direct costs incurred related to the sale of the REI business. In addition, the decrease was due to only one and one-half months of revenue being recorded in the third quarter of 2006,where the last month is usually the highest revenue month. Separately, in September 2004, we sold our Web-based telecommunications services division in our continuing efforts to focus on our core software products and IT services businesses. Accordingly, the results of the operations of the Web-based telecommunications services division are excluded from continuing operations and reported as discontinued operations for the three and nine months ended December 31, 2004. The total sales price was $130,000 for the sale of the Web-based telecommunications services division in September 2004. We had received the entire proceeds from the sale of the Web-based telecommunications services division prior to March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have relied upon cash from financing activities to fund the majority of the cash requirements of our operating and investing activities. We have not been able to generate sufficient cash from our operating activities in the past, and there is no assurance we will be able to do so in the future. Until the close the sale of our REI business during the quarter ended December 31, 2005, we financed our operations (including capital expenditures) primarily through existing cash and cash equivalent balances and issuance of convertible notes. As a result of the sale, we have allocated a portion of the $23,500,000 sale proceeds of to transaction costs, applicable taxes and the retirement of approximately $3,312,000 of outstanding debt. On December 29, 2005, we announced that our board of directors approved a cash distribution in the amount of $0.85 per share payable on January 27, 2006 to stockholders of record as of January 17, 2006. The total amount that was distributed on January 27, 2006 was approximately $16,250,000, which was recorded as a cash distribution payable on our December 31, 2005 balance sheet.

         Our principal sources of liquidity at December 31, 2005 consisted of $20,540,000 of cash and cash equivalents. Cash and cash equivalents of our continuing operations increased by $16,957,000 during the nine months ended December 31, 2005. Total cash used in our discontinued operations was $98,000 for the nine months ended December 31, 2005, compared to total cash provided of

$905,000 for the nine months ended December 31, 2004. Total cash as of December 31, 2005 was reduced by $16,250,000 in January 2006 due to the cash distribution to our stockholders, and we expect another reduction in cash in the short term from the payment of approximately $650,000 for our income taxes.

         Net cash used in continuing operations was $1,285,000 during the nine months ended December 31, 2005 compared to $1,866,000 for the nine months ended December 31, 2004, a decrease of approximately $581,000. Net loss from continuing operations of $5,529,000 offset by an impairment charge for goodwill of $2,924,000, depreciation expense of $232,000, bad debt expense of $246,000 and amortization of loan discount of $399,000 were the primary reasons for cash used in operations during the nine months ended December 31, 2005. Net loss from continuing operations of $1, 925,000, offset by depreciation expense of $311, 000, bad debt expense of $153,000, and amortization of discount on loan of $159,000 were the primary reasons for cash used in operations during the nine months ended December 31, 2004.

         The following contributed to cash usage during the nine months ended December 31, 2005:

         o A $234,000 decrease in deferred revenues primarily due to a lower level of new maintenance billings and the recognition of revenues from one large collaborative software contract that was deferred at fiscal year-end.

         The above cash usages were partially offset by the following contributors to cash during the nine months ended December 31, 2005:

         o A $445,000 decrease in accounts receivable due to a few large payments received for large collaborative software contracts and due to one of our larger IT customers paying on a net 15-day basis instead of net 60 days;
         o A $177,000 decrease in prepaid expenses and other current assets due to the write-off of the remaining capitalized film costs, the write-off of tax deducted at source amounts that are not recoverable, and a decrease in prepaid insurance fees; and
         o A $77,000 increase in accounts payable due to larger professional fee invoices being held for payment along with building fees for the new work being done on our India building.

For the nine months ended December 31, 2004 the following contributed to cash usage:

         o A $217,000 decrease in accrued expenses primarily due to payment of severance payments and professional fees;
         o        A $146,000 decrease in accounts payable due to payments; and
         o A $125,000 increase in other current assets due primarily to a receivable resulting from the sale of our Web-based telecommunications services division.

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

         Net cash provided by investing activities during the nine months ended December 31, 2005 was $22,206,000. Net cash provided by investing activities primarily consisted of proceeds of $23,500,000 from the sale of our REI business. This was offset by an increase in restricted cash of $1,070,000 for the cash reserve set aside per the Bentley purchase agreement and capital expenditures of $224,000 for facility enhancements at our India operations. Net cash provided by investing activities for nine months ended December 31, 2004 was $152,000. This primarily consisted of proceeds from the sale of short-term investments of $100,000 and $115,000 of proceeds from the sale of e-Destinations and our web-based telecommunications services division, offset by capital expenditures of $42,000 and payments to acquire companies of $58,000.

         Cash used in financing activities during the nine months ended December 31, 2005 primarily resulted from $3,775,000 in long-term debt repayments and $140,000 in capital lease obligations repayment. Cash provided by financing activities during the nine months ended December 31, 2004 primarily resulted from long-term borrowings of $3,627,000 and $100,000 of common stock issuance, offset by $1,730,000 in long-term debt repayments and $98,000 in capital lease repayments.

         Our board of directors has formed a special committee of three independent board members. This special committee is evaluating the possible divestiture of some or all of our remaining assets and operations, as well as possible mergers and/or strategic acquisitions. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future corporate mergers or strategic acquisitions or divestitures, the progress of research and development efforts, and the status of competitive products and services. We believe that the proceeds that remain from our sale of our REI business, together with our operating revenues and anticipated proceeds from the pending sale of our France subsidiary, will be adequate to fund our operations for the next twelve months. However, to the extent we are in need of any additional financing, we cannot assure you that any such additional financing will be available to us on acceptable terms, or at all. In addition, any future financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock likely will include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock.

         The following table summarizes our contractual obligations and commercial commitments at December 31, 2005 (in thousands of dollars):

                                                       PAYMENTS DUE BY PERIOD
                                       ------------------------------------------------------------
                                                   LESS THAN 1                             AFTER 5
         CONTRACTUAL OBLIGATIONS        TOTAL           YEAR     2-3 YEARS    4-5 YEARS     YEARS

Long-Term Debt*                        $     94     $     66     $     18     $      7     $      3
Capital Lease Obligations                   442          185          248            9           --
Operating Leases                             99           99           --           --           --

                                       --------     --------     --------     --------     --------
Total Contractual Cash Obligations     $    635     $    350     $    266     $     16     $      3
                                       ========     ========     ========     ========     ========

* Excludes debt discount of $22.

         In November 2005, our convertible notes and our India subsidiary's debt were paid off with the proceeds from the sale of our REI business.

ITEM 3.  CONTROLS AND PROCEDURES.

         We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of December 31, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC's") rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

         A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No.
2) or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified as a material weakness our need for additional staff with expertise in preparing accounting estimates and performing reconciliation procedures relating to inclusion of financial information in our consolidated financial statements.

         Our need for such additional staff resulted from the major sale of assets we completed during the quarter ended December 31, 2005, which sale resulted in our loss of accounting staff in our India and United States operations. We have worked to remediate this weakness by using our remaining accounting staff, temporary help and outside consulting services to perform additional manual controls, procedures and analysis and other pre- and post-closing procedures designed to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. Management estimates that we have paid the temporary help and outside consulting service providers approximately $12,000 in connection with their remediation efforts. Management is unable, however, to estimate our capital or other expenditures associated with allocation of time of certain company personnel to assist us in performing the additional controls and procedures or other expenditures relating to higher fees paid to our independent auditors in connection with their review of this remediation.

         The changes noted above, specifically, the changes relating to our use of temporary help and outside consulting services to assist us in preparing our consolidated financial statements and relating to our performance of additional controls and procedures, are the only changes during the quarter ended December 31, 2005 in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         We are named defendant in a civil action commenced against us by plaintiffs Ash Brahma, Sujit Kumar, and Venture International (collectively, "Plaintiffs") on August 18, 2005, in the Commonwealth of Massachusetts, Essex County, Superior Court Department of the Trial Court, Civil Action No. 05-1446 B, entitled, ASH BRAHMA, ET AL. V. NETGURU, INC. (the "Action").

         In the Action, Plaintiffs allege breach of contract and fraud on our part, and they seek alleged damages of $4,885,000. On October 5, 2005, we timely filed a Notice of Removal of the Action to the United States District Court, District of Massachusetts, where the Action is currently pending.

         On October 13, 2005, we filed our answer and counterclaim in the Action. We have denied any breach of contract or other wrongdoing on our part, and have denied that Plaintiffs are entitled to equitable relief or damages. Our counterclaim seeks recession of contract and/or breach of contract, restitution and/or damages for consulting fees paid to Plaintiffs, damages for time and money spent pursuant to the contracts alleged objectives (plus interest, costs and attorneys' fees).

         Both of us have engaged in early discussions exploring potential resolution of the disputes to avoid protracted litigation. During the course of the discussions, Plaintiffs have been made aware of material facts, which serve to obviate the bulk of their alleged damages claim. Accordingly, with respect to the complaint, we believe the alleged damages approximate $60,000 as opposed to the amount of their original claim.

         The assigned judge has issued an inquiry asking if the parties will stipulate to assignment of the Action to a magistrate judge for all purposes. Both of us have until February 17, 2006, to respond to the inquiry.

         Our wholly-owned subsidiary, R-Cube Technologies, Inc. ("R-Cube") is a named defendant in acivil action commenced against it by plaintiff EOP-Central Park Plaza, LLC ("EOP") on December 27, 2005, in Orange County Superior Court, Case No. 05NL25236, entitled, EOP-CENTRAL PARK PLAZA. LLC V. R-CUBE TECHNOLOGIES, INC. (the "R-Cube Action").

         In the R-CubeAction, EOP alleges causes of action for (1) breach of contract; (2) open book account; and (3) account stated on the part of R-Cube, and seeks alleged damages of approximately $21,300. We deny any breach of contract or other wrongdoing and/or contend that our performance under the agreement was excused. We further deny that EOP is entitled to the claimed damages.

         We believe the resolution of these matters will not materially affect our consolidated results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Our annual meeting of stockholders was held on November 17, 2005.

         (b) The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for and against and the number of abstentions:

         (c)(i) PROPOSAL ONE: Election of Amrit K. Das, Santanu K. Das, Benedict
         A. Eazzetta, D. Dean McCormick III, and Stanley W. Corbett as directors of the Company, all of whom were then serving as directors, by the holders of issued and outstanding shares of our common stock:

                                          FOR            ABSTAIN       WITHHELD
                                          ---            -------       --------
        Amrit K. Das                  18,738,222            0           64,066
        Santanu K. Das                18,704,499            0           97,789
        Benedict A. Eazzetta          18,704,199            0           98,089
        D. Dean McCormick III         18,738,849            0           63,439
        Stanley W. Corbett            18,738,849            0           62,439

             (c)(ii) PROPOSAL TWO: Approval of the sale of our Research Engineers International business and our STAAD product lines for a purchase price of $23.50 million under the terms of an asset purchase agreement dated August 19, 2005:

                  For:              13,461,197
                  Abstain:              22,677
                  Against:             193,360

             (c)(iv) PROPOSAL THREE: Ratification of certain issuances of equity securities for compensatory purposes:

                  For:              13,414,639
                  Abstain:              28,152
                  Against:             234,443

             (c)(iv) PROPOSAL FOUR: Ratification of the appointment of Haskell & White LLP as our independent registered public accounting firm for the fiscal year ended March 31, 2006:

                  For:              18,751,458
                  Abstain:              25,752
                  Against:              25,078

         As a result, all five directors were re-elected to the board of directors, and each of the proposals two, three and four was approved by stockholders.

ITEM 5.      OTHER INFORMATION

         On June 1, 2005, we entered into separate Change in Control and Executive Retention Agreements ("Retention Agreement") with Santanu K. Das, currently a director and then both a director and an executive officer, and Clara Young, then an executive officer. On November 18, 2005, we completed the sale of our REI business and STAAD product lines to Bentley. As part of the sale, both employees accepted new employment with Bentley, and resigned from their positions as executive officers with our Company effective November 18. 2005. Accordingly, their employment agreements with us terminated as of that date. Subsequently, on November 23, 2005 and November 28, 2005, we entered in a separate Waiver and Termination of Agreement ("Termination Agreement") with each of Mr. Das and Ms. Young, respectively. The Termination Agreements terminate the Retention Agreements and contain mutual waivers and release relating to rights each party may have had under the Retention Agreements. Both Agreements are attached as exhibits to this Form 10-QSB.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


         EXHIBIT
         NUMBER     DESCRIPTION
         ------     -----------

         10.1 Waiver and Termination of Agreement dated as of November 28, 2005 by and between netGuru, Inc. and Santanu Das

         10.2 Waiver and Termination of Agreement dated as of November 23, 2005 by and between netGuru, Inc. and Clara Young

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


Date:  February 21, 2006

                               NETGURU, INC.


                               By: /s/ BRUCE K. NELSON
                                   --------------------------------------------
                                   Bruce K. Nelson
                                   Chief Financial Officer (principal financial
                                   officer and duly authorized officer)

            EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-QSB

         Exh. No. Description
         -------- -----------
         10.1 Waiver and Termination of Agreement dated as of November 28, 2005 by and between netGuru, Inc. and Santanu Das

         10.2 Waiver and Termination of Agreement dated as of November 23, 2005 by and between netGuru, Inc. and Clara Young

         31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002