Form 10KSB
period 2006-03-31
NETGURU INC
filed 2006-06-30
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2006

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

                          COMMON STOCK, $0.01 PAR VALUE
                          -----------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

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

The issuer's revenues for the fiscal year ended March 31, 2006 were $3,871,000.

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common equity on June 22, 2006 was $2,205,216. The registrant has no outstanding non-voting common equity.

The number of shares outstanding of the registrant's only class of common stock, $0.01 par value, was 19,235,041 on June 22, 2006.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                                          TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----

                                               PART I

Item 1.    Description of Business...........................................................3

Item 2.    Description of Property...........................................................9

Item 3.    Legal Proceedings.................................................................9

Item 4.    Submission of Matters to a Vote of Security Holders..............................10

                                               PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business
           Issuer Purchases of Equity Securities............................................11

Item 6.    Management's Discussion and Analysis or Plan of Operation........................11

Item 7.    Financial Statements.............................................................31

Item 8.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure.............................................................31

Item 8A.   Controls and Procedures..........................................................32

Item 8B.   Other Information................................................................33

                                              PART III

Item 9.    Directors and Executive Officers, Promoters and Control Persons; Compliance
           With Section 16(a) of the Exchange Act...........................................34

Item 10.   Executive Compensation...........................................................37

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters..............................................................43

Item 12.   Certain Relationships and Related Transactions...................................45

Item 13.   Exhibits.........................................................................48

Item 14.   Principal Accountant Fees and Services...........................................52

Index to Consolidated Financial Statements.................................................F-1

Signatures .................................................................................53

Index to Exhibits Filed with This Form 10-KSB...............................................54


                                               2

                                  NETGURU, INC.

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS.

OVERVIEW

         We were incorporated in 1981 under the name Research Engineers, Inc., and changed our name to netGuru, Inc. in 2000. We are a Delaware corporation. Our primary business offerings are:

         o Document centric collaborative software products and services for businesses worldwide; and

         o Embedded information technology, or IT, services (including engineering business process outsourcing, or EBPO).

         On November 18, 2005, we completed the sale of the assets of our Research Engineers International ("REI") business and STAAD product lines to privately held Bentley Systems, Incorporated ("Bentley") for $23.5 million. On January 5, 2006, we completed the sale of our France subsidiary to Mr. Badreddine Ziane for approximately $100,000. As such, unless otherwise noted, all amounts presented, including all note disclosures, contain only information related to our continuing operations. In accordance with GAAP, the balance sheet at March 31, 2005 has been reclassified to reflect the assets and liabilities of the REI business and STAAD product lines and our France subsidiary as held for sale. Additionally, the statements of operations and cash flows have been reclassified to reflect the results of the REI business and STAAD product lines and our France subsidiary as discontinued for the periods presented.

         In August, our board of directors formed a special committee consisting of three independent board members. This special committee has been evaluating the possible divestiture of some of or all of our remaining assets and operations, as well as possible mergers and/or strategic acquisitions for our company and our information technology, collaborative software, and EBPO businesses. Discussions with public and private entities have been or are being held involving potential asset purchases, common stock purchases, and reverse mergers. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future corporate mergers or strategic acquisitions or divestitures, the progress of research and development efforts, and the status of competitive products and services. We believe that the proceeds that remain from our sale of our REI business, together with our operating revenues and the proceeds from the sale of our France subsidiary, will be adequate to extinguish all of our remaining liabilities and fund our current operations through October 2006. However, to the extent we are in need of any additional financing, we cannot assure you that any such additional financing will be available to us on acceptable terms, or at all. In addition, any future financing may cause significant dilution to existing stockholders.


PRODUCTS AND SERVICES

     COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         In April 2000, we acquired Allegria Software, Inc., a developer of Web-based document management and collaborative tools for engineers and manufacturers, and we added Allegria Software's eReview and ForReview collaborative products to our offerings. Our collaborative software innovations are changing the way engineers conduct their day-to-day business. Once installed at a host location, our eReview collaborative software enables a host and other participants to engage in real-time Web-based conferencing and document sharing anywhere and anytime in over 150 widely used document formats. eReview allows our customers to bridge physical distances in their global business environments by enabling decision makers to communicate without costly and time consuming travel to geographically dispersed locations. Complementing eReview, our WebWorks software provides comprehensive project-based document and team management functions. Our collaborative products can be implemented as stand-alone enterprise solutions or as an integrated system working in concert with other products. For example, we are working with BIW Technologies of United Kingdom utilizing our collaboration and review expertise to enhance BIW's visual interface. We are working in partnership with FileNet, IBM and Steria at Deutsche Post, BfA and LVA respectively in Europe. We are working with Nissan, USA to empower their nissanusa.com portal.

         Our view, markup and collaborative software is ideally suited for manufacturing and architecture/engineering/construction (A/E/C) projects. However, our collaborative software also has direct application for many other industries, such as administration and human resources, government, finance, pharmaceuticals and healthcare. We have also developed workflow management solutions by embedding our collaborative software in the software of our major original equipment manufacturer, or OEM, partners, who then market the combined solution to their customers. Some of our OEM partners are Fuji Xerox, CMStat and, Service Point. We are also working closely with both FileNet and Oracle to develop integrations with their document collaboration tools.

         We generate revenues from software licensing fees and annual support fees established at the time of the initial contract. Suggested list prices range from approximately $850 to $7,000 for most of our collaborative software products. Suggested list prices range up to $1,000 per license for eReview and related products. Most of our customers who purchase eReview buy a site license to cover the entire company's requirements. These site licenses vary in price from $100,000 to $200,000. With additional customization, integration and maintenance, total project prices may reach $500,000. Our primary sales strategy for our collaborative software is to develop close relationships with our OEM partners and create recurring revenues through royalties and maintenance.

     IT SERVICES

         We are an IT total solutions provider, or TSP. Our IT services division has provided contracted IT services and software solutions to a wide variety of vertical industry markets (that is, a particular industry or group of enterprises to whom similar goods and services can be sold), with an emphasis on engineering, aerospace, e-commerce, semiconductors, finance, education, insurance, manufacturing, distribution, retail, government, pharmaceuticals and healthcare. As a TSP, we provide our business-to-business clients with services that involve integration of multiple existing third party software. We also offer value-added IT services by incorporating and customizing our proprietary collaborative software technology into enterprise solutions designed to accomplish our clients' current objectives and grow with our clients' enterprises. We specialize in providing IT services that involve mission critical applications that deliver round-the-clock performance.

         We offer our IT services through our service office located in Boston, Massachusetts. We provide IT services both on a project basis and through on-site consulting. When we provide IT services on a project basis, we assume full project management responsibility. Typically, projects are of a fixed duration and are charged at a fixed price. When we provide on-site consulting services, we bill our clients on a time and materials basis. Our goal is to migrate our staffing model to a project-based on-site/off-site model where most of the work is done by our lower cost off-site centers in India or by our outside contractors in Russia.

         netGuru was chosen as the global technology partner by BBK Healthcare to create their latest version of TrialCentralNet portal application for clinical study team collaboration. This project was done by our netGuru IT services group using the above-mentioned on-site/off-site model.

         Our IT services operations include EBPO, where we offer full engineering technical support to other non-competing engineering software companies, as well as to steel detailing and fabrication companies in North America, through a qualified labor pool of experienced engineers and detailers at our wholly-owned subsidiary in India to expedite the production of erection drawings necessary to construct a structure. This allows our customers to extend their organizational capabilities and capacities and in turn provides a faster turnaround to their customers while controlling their costs. SMI-Joist is one of our customers for steel detailing that we serve out of our Indian EBPO operation.

CUSTOMERS

     COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         We have implemented our eReview solution for large enterprise customers in the manufacturing and A/E/C markets. Our eReview customers include:

         Agilent Technologies                Airbus, UK
         Case New Holland                    Constructware
         e-Build, Canada                     Tejari-FZ, LLC.
         United Defense                      LG Engineering & Construction Corp.
         BIW Technologies                    Northop Grummin
         Arabian Construction Company        Paxonix
         Cubic Defense                       Patents Ink
         FMC                                 Lockheed Martin

         In addition to the customers listed above, we are also working on a project with Nissan, USA to empower their nissanusa.com portal. We are working with our strategic partner Post Industrial Technologies, Inc. for this particular project. We have also worked with Sharp Laboratories of America to develop their next generation Composer application with Web4's core viewing technology.

         Net revenues from Sharp Laboratories of America, Post Industrial Technologies, Inc. and Tejari-FZ, LLC represented approximately 22.8%, 14.2% and 10.5%, respectively, of our total net revenues from collaborative software products and services in fiscal 2006.

     IT SERVICES

         During the fiscal year ended March 31, 2006, we provided IT consulting services to over 20 corporate customers in the United States, including Course Technology, Inc., Deutsche Bank, and BBK Healthcare Systems. Net revenues from Course Technology, Inc. and Deutsche Bank represented approximately 18.6% and 11.2%, respectively, of our total net revenues from IT services in fiscal 2006.

SALES AND MARKETING

     COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Historically, we marketed our eReview collaborative software both domestically and internationally using direct marketing through our network office branches, subsidiaries and reseller channels. With the sale of our REI division, most of our international sales offices were transferred to Bentley and we no longer have netGuru employees in those offices. Now, eReview is sold only out of our offices in the U.S., Germany and India.

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

CUSTOMER SERVICE AND SUPPORT

      COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

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

         We offer a broad range of products and services designed to keep pace with the latest technological advances and address the increasingly sophisticated needs of our customers in all of our targeted markets. We continually focus on expanding our existing collaborative software product and service offerings with acquired, upgraded and new products and services, and actively seek opportunities to expand these products and service offerings through acquisitions and strategic alliances.

         Our research and development group includes specialists in collaborative software and IT services. We have established research and development facilities in the U.S. and India and we contract outside consultants in Russia. Our offshore research and development facilities in India are used to provide technical support and customer services for our collaborative engineering clients worldwide, and to provide IT services resources for our projects in the U.S. These projects require significant man-hours. Due to the availability of skilled technical resources in India at a fraction of the cost for comparable personnel in the U.S., these projects can be completed in a cost-effective manner. We believe our offshore technical resources provide a significant competitive advantage.

         Research and development expenses were approximately $496,000 and $543,000 during the fiscal years ended March 31, 2006 and 2005, respectively. The costs of these activities are not borne directly by our customers.

COMPETITION

         We face significant competition within our target markets for collaborative software products and services for the worldwide engineering community and Internet-based IT services for businesses worldwide. We expect that competition will intensify as the market for Internet-based solutions aimed at the global community develops and expands. We compete primarily based on service, reliability and customer support, and to a lesser extent on price, ease of use and content.

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

     COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         The software industry is intensely competitive and rapidly changing. A number of companies offer products that target the same markets as our products. In addition, our products occasionally compete with solutions provided by firms much larger than us. We believe that we have significant competitive advantages in the industry based on our:

         o        high caliber development effort;
         o demonstrated understanding of the needs of the engineering design industry; and
         o ability to develop, acquire and implement emerging technologies.

         The collaborative software products and services business is highly competitive and changes rapidly. Our collaborative software and services face competition from WebEx, eRoom, Cimmetry, Informative Graphics and PlaceWare. We compete based on our technical expertise. We believe we are among the top providers of collaborative software products and services in that we were the first to bridge the gap between two-dimensional and three-dimensional desktop viewing applications and generic Web-based conferencing technologies.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         Our intellectual property rights are an important aspect of our business. We rely primarily on a combination of contract, copyright, trademark and trade secret laws, domain registration, license and confidentiality agreements and software security measures to protect our proprietary technology. We require all of our employees and other parties with access to our confidential information to execute agreements prohibiting the unauthorized use or disclosure of our technology. In addition, we periodically review our proprietary technology for patentability. Although we currently do not have any patents, our patent application on eReview has been granted a "Patent Pending" status. Our protective measures may be even less effective in the emerging Internet law field. Internet law is a relatively new and developing area of the law, and online contracting, privacy and liability issues, among others, are still being resolved. This lack of certainty is further exacerbated in India, where the use of the Internet is less evolved than in the U.S. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where we distribute our products, particularly in foreign countries where the laws generally offer no protection or less protection than the laws of the U.S.

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

         Our trademarks include NETGURU.COM(R) and ForReview(R).We may not be able to secure adequate protection for our trademarks in the U.S. and in the other countries in which we do business.

OTHER BUSINESS ACTIVITIES DURING THE PAST THREE YEARS

         During the past three years, our service offerings also included engineering software products and services, travel services and telecommunications services. In November 2005, we finalized the sale of our REI business and STAAD product lines to Bentley. In January 2006, we sold our France subsidiary, which sold REI products and services, to Mr. Badreddine Ziane. As a result of our earlier efforts to focus on our core software products and IT services businesses, we finalized the sale of our travel services subsidiary in April 2004 and the sale of our Web-based telecommunications services division in September 2004.

EMPLOYEES

         As of March 31, 2006, we had 174 employees, including 49 in product development, digital animation and related support services, 65 in IT consulting and steel detailing services, 24 in sales and marketing and 36 in finance and administration. Of the 174 employees, 173 employees were full time employees and one was a part-time employee. As of that date, 33 of our employees were located in the U.S. and 141 were located in international locations.

ITEM 2.       DESCRIPTION OF PROPERTY.

         Our corporate headquarters are located in Yorba Linda, California, where we lease approximately 3,000 square feet of office space. On November 18, 2005, we entered into a one year operating lease for this facility. The terms of this lease provide for monthly payments of approximately $3,400, which includes utilities.

          We own a 22,000 square-foot research and development facility in Kolkata, India, built in 1997, primarily housing our digital media and steel detailing services. In addition, we own an adjacent 27,600 square-foot building in Kolkata, built in 2000. In November 2005, we leased this facility to Bentley Systems for monthly payments of approximately $15,500. The lease expires in November 2008 subject to two option terms of one year each.

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

ITEM 3.       LEGAL PROCEEDINGS.

ASH BRAHMA, ET AL. V. NETGURU, INC

         We were named as a defendant in a civil action commenced against us by plaintiffs Ash Brahma, Sujit Kumar, and Venture International on August 18, 2005, in the Commonwealth of Massachusetts, Essex County, Superior Court Department of the Trial Court, Civil Action No. 05-1446 B, entitled ASH BRAHMA, ET AL. V. NETGURU, INC.

         In the action, plaintiffs alleged breach of contract and fraud on our part, and they sought alleged damages of $4,885,000. On October 5, 2005, we timely filed a Notice of Removal of the Action to the United States District Court, District of Massachusetts.

         On October 13, 2005, we filed our answer and counterclaim in the action. We denied any breach of contract or other wrongdoing on our part, and denied that plaintiffs were entitled to equitable relief or damages. Our counterclaim sought recission of contract and/or breach of contract, restitution and/or damages for consulting fees paid to plaintiffs, damages for time and money spent pursuant to the contracts alleged objectives (plus interest, costs and attorneys' fees).

         In an effort to resolve the case in a timely and cost effective manner, we sought, and plaintiffs agreed, to early-stage mediation before a U. S. judge magistrate. The mediation was held on April 26, 2006, in the U. S. District Court in Boston. At mediation the case settled, in its entirety, for the sum of $50,000, in return for a dismissal with prejudice of all claims asserted by plaintiffs in their complaint, and comprehensive, mutual releases between the parties. The entire $50,000 settlement has been recorded under accrued expenses in the March 31, 2006 consolidated balance sheet.

EOP-CENTRAL PARK PLAZA. LLC V. R-CUBE TECHNOLOGIES, INC.

         Our wholly-owned subsidiary, R-Cube Technologies, Inc. ("R-Cube") was named as a defendant in a civil action commenced against it by plaintiff EOP-Central Park Plaza, LLC ("EOP") on December 27, 2005, in Orange County Superior Court, Case No. 05NL25236, entitled, EOP-CENTRAL PARK PLAZA. LLC V. R-CUBE TECHNOLOGIES, INC.

         In the action, EOP alleged causes of action for (1) breach of contract;
(2) open book account; and (3) account stated on the part of R-Cube, and seeks alleged damages of approximately $21,300. We denied any breach of contract or other wrongdoing and/or contended that our performance under the agreement was excused. We further denied that EOP is entitled to the claimed damages.

         Both R-Cube and EOP have reached a settlement agreement in principal. The agreement calls for the payment of $12,000 by R-Cube to EOP in exchange for dismissal of the action with prejudice. The settlement agreement was completed and executed on June 28, 2006.

REPL V. VITAL COMMUNICATIONS, AND VITAL COMMUNICATIONS V. REPL
(REPL was amalgamated into our subsidiary, NetGuru Limited)

         Our wholly-owned India-based subsidiary, netGuru Limited (formerly Research Engineers Private Limited, "REPL") is a plaintiff in a civil action commenced by REPL and is a named defendant in a counter suit by Vital Communications stemming from actions in 2001 in Tiz Hazari Court, India and Delhi High Court, India, SUIT NO. 256 OF 2001 LYING PENDING AT THE HIGH COURT OF DELHI, INDIA.

         In the actions, REPL alleges causes of action for breach of contract and seeks alleged damages of approximately $450,000. Vital Communications denies any breach of contract or other wrongdoing and/or contends and alleges that REPL is in breach of contract and is demanding $1,350,000 in damages. We further deny that Vital Communications is entitled to the claimed damages.

         Both REPL and Vital Communications are engaged in settlement discussions. No reserves regarding this dispute have been recorded under accrued expenses in the March 31, 2006 consolidated balance sheet.

         AUTODESK, INC. V. NETGURU SYSTEMS LIMITED AND RESEARCH ENGINEERS PVT. LTD. (NetGuru Systems Limited and Research Engineers Pvt. Limited were amalgamated into our subsidiary, NetGuru Limited)

         Our India-based subsidiary, NetGuru Limited is a defendant in a civil action commenced against it by plaintiff Autodesk, Inc. ("Autodesk") on May 4, 2006, SUIT NO. 752 OF 2006, IN THE HIGH COURT OF DELHI, INDIA.

         In the action, plaintiffs alleged infringement of copyright on account of unlicensed use of software programs being utilized by the defendants. A settlement agreement is now in negotiations whereby the defendants would purchase all software programs allegedly being used and would agree to periodic audits by plaintiff over a period of 12 months.

         We anticipate the dispute to settle for approximately $120,000, which has been accrued under accrued expenses in the March 31, 2006 consolidated balance sheet. We anticipate that the settlement agreement will be completed and executed in July 2006.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended March 31, 2006, no matters were submitted to a vote of our common stockholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         Our common stock trades on The Nasdaq Capital Market under the ticker symbol "NGRU." As of June 22, 2006, there were approximately 118 holders of record of our common stock. Within the holders of record of our common stock are brokerage firms that in turn, hold shares of stock for beneficial owners.

         On December 29, 2005, we announced that our board of directors approved a cash distribution in the amount of $0.85 per share payable on January 27, 2006 to stockholders of record as of January 17, 2006. The total amount that was distributed on January 27, 2006 was approximately $16,250,000. The distribution followed our sale of the assets of our REI business and STAAD product lines on November 18, 2005 and our board of directors' subsequent decision to distribute substantially all of the net proceeds of the sale after repaying debt and setting aside reserves for taxes, continuing operations, and other contingencies. In connection with the distribution, options issued under our stock option plans ceased further vesting and then terminated if not exercised prior to the ex-distribution date of January 30, 2006. Non-plan options and warrants that remained outstanding on the ex-distribution date had an $0.85 per share reduction in their exercise prices on the ex-distribution date.

         The high and low closing sale prices of a share of our common stock, as reported by The Nasdaq Capital Market for each quarter of fiscal 2006 and 2005, are as follows:

                                                             FISCAL 2006 (1)        FISCAL 2005 (1)
                                                             ---------------        ---------------
                                                             HIGH        LOW        HIGH        LOW
                                                             ----        ---        ----        ---
       1st  Quarter (April 1 - June 30)                     $0.29       $0.24      $0.44       $0.34
       2nd Quarter (July 1 - September 30)                   0.38        0.21       0.41        0.24
       3rd Quarter (October 1 - December 31)                 0.30        0.16       0.43        0.23
       4th Quarter (January 1 - March 31)                    0.58        0.26       0.37        0.27
         ---------------------------------------------------------------------------------------
         (1) Amounts have been adjusted to reflect a cash distribution of $0.85 in January 2006.

         In March 2006, we issued 117,887 shares of common stock upon a cashless net exercise of a portion of warrant with an exercise price of $0.15 per share that we had issued in December 2003 to a consultant in connection with an investment banking agreement.

         Exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), for the transaction described above is claimed under Section 4(2) of the Securities Act, among others, on the basis that this transaction did not involve any public offering and the purchaser was accredited or sophisticated with access to the kind of information registration would provide. Appropriate investment representations were obtained and the securities were issued with restrictive legends if appropriate.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act)". We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

         o        Our ability to continue as a going concern;
         o Our ability to obtain additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future;
         o Our ability to successfully implement our business plans, including the possible divestiture of some or all remaining operations, the possibility of a corporate merger or strategic acquisition, and/or the possible expansion of our engineering business process outsourcing initiatives;
         o Our ability to attract and retain strategic partners and alliances;
         o        Our ability to hire and retain qualified personnel;
         o The risks of uncertainty of protection of our intellectual property;
         o Risks associated with existing and future governmental regulation to which we are subject; and
         o Uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

OVERVIEW

         We were incorporated in 1981 under the name Research Engineers, Inc., and changed our name to netGuru, Inc. in 2000. We are a Delaware corporation. Our primary business offerings are:

         o Document centric collaborative software products and services for businesses worldwide; and

         o Embedded information technology, or IT services (including engineering business process outsourcing, or EBPO).

         In our collaborative software business, we have won new customers and partners worldwide. We secured new document collaboration projects with Sharp Laboratories of America and Amtrak. We are one of several industry leaders partnering with Oracle Corporation to provide enhanced functionality for Oracle Files 10g, the content management solution developed for enterprise-wide deployment. By taking advantage of the strong relationships we have built with our 19,000 engineering clients worldwide, we believe we have a good foundation on which to introduce software addressing the upstream facets of the design chain.

         Our IT services net revenues declined from a high of $18,000,000 in fiscal 2001 to $2,902,000 in fiscal 2006 due to the market decline for such services as well as due to competition. As a result of the steep decline in the IT services net revenues, we scaled back our domestic IT services operations in fiscal 2004. In the third quarter of fiscal 2004, we extended our IT services operations to include EBPO services leveraging our technical expertise and established infrastructure in India. Currently, our EBPO services address the production of structural steel detailing drawings. Through our EBPO services, we offer full engineering technical support to non-competing engineering software companies as well as work with steel detailing and fabrication companies in the U.S. to outsource their labor-intensive work to our wholly-owned subsidiary in India. Our goal is not to replace U.S. steel detailing companies but to augment their current workforce so they can take on more jobs and provide a faster turnaround with higher margins. Although we believe our EBPO services will contribute additional revenues to the IT services segment, we offer no assurance as to the amount of additional revenues that may materialize since we have a limited history in this segment of the business, and competition for such services is intense as there are relatively few barriers to entry.

SALE OF REI BUSINESS AND STAAD PRODUCT LINES AND FRANCE SUBSIDIARY

         On November 18, 2005, we completed our sale of assets of our REI business and STAAD product lines to Bentley for $23.5 million and recorded a net gain of $21.6 million. On January 5, 2006, we entered into an agreement with Mr. Badreddine Ziane to sell our France subsidiary for approximately $100,000 and recorded a net loss of approximately $120,000. Accordingly, the results of operations relating to our REI business and STAAD product lines and France subsidiary are discussed below as discontinued operations.

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

         We recognize revenues from software that we customize to fit a customer's requirements based on satisfactory completion of pre-determined milestones (evidenced by written acceptance from the customer) and delivery of the product to the customer, provided no significant obligations remain and collection of the resulting receivable is reasonably assured. Customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and unspecified upgrades on a when-and-if available basis. Revenue from the maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

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

         We recognize revenues from our IT services primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as we perform IT services. Certain IT services contracts are fixed price contracts where we measure progress toward completion by mutually agreed upon pre-determined milestones and recognize revenue upon reaching those milestones. Our fixed price IT contracts typically are for a short duration of one to nine months. We did not have any uncompleted fixed price IT contracts at March 31, 2006.

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

         We assessed the fair values of our two reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques. Given consideration of relevant factors, such as the decline in revenue of these reporting units as well as the negative impact on projected cash flows due to total operating costs being charged to the remaining operations after the REI sale, we concluded that as of December 31, 2005, impairment write-downs in our IT services division and our collaborative service division were required. In accordance with the provisions of SFAS No. 142, we recorded an impairment charge of $2,924,000 during the three months ended December 31, 2005. The amount of the write-down represented the excess of the carrying amounts of goodwill over their fair values. As of March 31, 2006, we had no remaining goodwill balance.

CONSOLIDATED RESULTS OF OPERATIONS

CONTINUING OPERATIONS

NET REVENUES

         The following table presents our net revenues by operating segment (dollars in thousands):

                                                       YEAR ENDED MARCH 31,
                                                     ------------------------
                                                        2006          2005
                                                     ----------    ----------
         NET REVENUES
             Collaborative software products and
               services                              $    969      $    748
             % of total revenue                          25.0%         16.4%

             IT services                                2,902         3,801
             % of total revenue                          75.0%         83.6%
                                                     ---------     ---------
                 Total net revenues                  $  3,871      $  4,549
                                                     =========     =========

         Total net revenues decreased by $678,000 (14.9%) to $3,871,000 in fiscal 2006 from $4,549,000 in fiscal 2005. Our total net revenues primarily consisted of revenues from (1) collaborative software products and services and
(2) IT services.

     COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Net revenues from collaborative software products and services for fiscal 2006 increased by $221,000 (29.5%) to $969,000 from $748,000 in fiscal
2005 due to an increase in the number of collaborative software projects completed during the year compared to the prior year. In our Germany office, collaborative software revenues increased approximately $87,000 primarily due to obtaining three new customers: FileNet GMBH, Airbus France and Steria Mummert Consulting. Following the sale of our REI business in November 2005, more focus has been concentrated on collaborative software revenues whereas prior to that, the majority of our focus was on our REI revenues. In addition, net revenues increased due to the completion and recognition of one large project in the amount of $220,000 during fiscal 2006 compared to the completion of a $100,000 project in the prior year. The majority of our collaborative software revenue is generated from service-oriented projects where the revenue is recognized only upon completion of the entire project. The timing of completion and recognition of revenue from our large projects creates variability in our collaborative software net revenues between quarters and fiscal years.

     IT SERVICES

         The trend of decreasing IT services net revenues continued in fiscal 2006. IT services net revenues decreased by $899,000 (23.7%) to $2,902,000 in fiscal 2006 from $3,801,000 in fiscal 2005. IT services net revenues decreased as a percentage of total net revenues to 75.0 % in fiscal 2006 from 83.6% in fiscal 2005. Net revenues from IT services have decreased due to the scaling back of one of our domestic IT services offices, a decrease in the number of customers, and a reduction of our prices to remain competitive and retain our current customers. For the past several years, the IT services industry has been adversely affected by a slow economy, and many of our customers reduced, and continue to reduce, spending on technology consulting and systems integration services.

          Net revenues from our domestic subsidiaries decreased $1,027,000 due to the scaling back of our R-Cube Technologies office, a decrease in the number of qualified employees available to staff various jobs, and a decrease in the number of customers. This decrease was offset by an increase in our EBPO service business for steel designing and detailing. Our EBPO services business did not bring significant revenues to the IT services segment. Although we anticipate that our EBPO services business will bring in additional revenues for the IT services segment, we cannot assure you that we will be successful in this endeavor, due to competition among providers of such services and relatively few barriers to entry since EBPO services are not capital-intensive.

GROSS PROFIT AND GROSS MARGIN

         The following table presents our gross profit by segment and gross profit as a percentage of each segment's revenue, or gross margin (dollars in thousands):

                                                         YEAR ENDED MARCH 31,
                                                     ---------------------------
                                                         2006            2005
                                                     -----------     -----------
GROSS PROFIT
    Collaborative software products and services     $      865      $      675
    IT services                                             764           1,315
                                                     -----------     -----------
         Total gross profit                          $    1,629      $    1,990
                                                     ===========     ===========

GROSS MARGIN
    Collaborative software products and services          89.3%           90.2%
    IT services                                           26.3%           34.6%
                                                     -----------     -----------
         Total gross margin                               42.1%           43.7%
                                                     ===========     ===========

         Consolidated gross margin decreased to 42.1% in fiscal 2006 from 43.7% in fiscal 2005.

      COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Our collaborative software products and services segment generally produces a higher gross margin than our IT services segment due to the relatively lower costs associated with each sale. Additionally, research and development costs are typically written off when developing software and only certain amounts are capitalized and subsequently amortized. The cost of net revenues for the collaborative software products and services segment includes royalty fees, salaries of the engineers working on specific service customization jobs, and software amortization expense.

         Gross margin in the collaborative software products and services segment decreased by 0.9 percentage points in fiscal 2006 compared to fiscal 2005. In fiscal 2006, cost of sales for the collaborative software products and services segment included an increase of $86,000 for salaries of a few engineers who worked on service- oriented collaborative software jobs, which were not underway in the prior year. This increase was offset by a decrease of $69,000 in software amortization costs as a result of the completion of amortization during June 2004.

     IT SERVICES

         Gross margin in the IT services segment decreased by 8.3 percentage points in fiscal 2006 compared to fiscal 2005. IT services segment gross margin decreased due to the increase in the number of employees for the new estimated EBPO projects we planned to undertake, but had not yet begun or had been delayed. Historically, gross margin from the IT services segment has been lower than gross margin from the collaborative software products and services segment due to the higher cost of labor associated with IT services. The cost of net revenues for IT services includes the salaries, bonuses, and benefits for the consulting employees. Our IT services consultants generally receive higher salaries than our technical support employees.

OPERATING EXPENSES

         The following table presents our operating expenses and the percentage of total net revenues (dollars in thousands):

                                                           YEAR ENDED MARCH 31,
                                                          ----------------------
                                                             2006         2005
                                                          ----------   ---------
OPERATING EXPENSES
    Selling, general and administrative expenses          $   3,639    $  3,257
    % of total net revenues                                   94.0%       71.6%

    Research and development expenses                           496         543
    % of total net revenues                                   12.8%       11.9%

    Bad debt expense                                            369         236
     % of total net revenues                                   9.5%        5.2%

    Depreciation                                                328         343
     % of total net revenues                                   8.5%        7.5%

    Impairment charge                                         2,924          -
    % of total net revenues                                    75.5%         -

    Total operating expenses                              $   7,756    $  4,379
     % of total net revenues                                 200.3%       96.2%

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses increased by $382,000 (11.7%) to $3,639,000 in fiscal 2006 from $3,257,000 in fiscal 2005 primarily due to the following:

     o A $121,000 increase in professional fees due to an increase in legal fees and accounting fees due to increased lawsuits, quarterly and year end accounting fees, due diligence work, and an increased number of SEC filings;
     o   Lawsuit settlements of  $170,000;
     o   A $72,000 increase in temporary accounting help expenses;
     o A $42,000 increase in traveling expenses due to increased travel by our sales departments and upper management to promote sales growth and visit our India office;
     o A $37,000 increase in board compensation expenses due to monthly pay increases; and
     o A $33,000 increase in investment banking expense due to strategic opportunities advisory services provided to us.

         The above increases in SG&A expenses were partially offset by the following decreases in SG&A expenses:

     o A $90,000 decrease in insurance expenses and other benefits due to a decrease in the number of our U.S. employees and due to proper allocation to cost of sales for IT consultants' insurance expenses;
     o A $74,000 decrease in sales commission expense due to a decrease in sales in the IT business segment; and
     o A $76,000 decrease in consulting expenses due to the termination of an outside sales consulting contract and due to the fact that in the prior year we paid a brokerage fee for locating a subtenant for a portion of the space in our headquarters.

         We anticipate our legal and professional fees will increase in fiscal 2007 due to the possible divestiture of some of or all of our remaining assets and operations as well as possible mergers and/or strategic acquisitions. However, we are continuing to control and cut costs where feasible and anticipate that our overall corporate overhead costs may decrease in fiscal 2007.

     RESEARCH AND DEVELOPMENT EXPENSES

         Research and development ("R&D") expenses consist primarily of software developers' wages. In fiscal 2006, R&D expenses decreased by $47,000 (8.7%) to $496,000 from $543,000 in fiscal 2005. As a percentage of collaborative software net revenues, to which they mostly relate, R&D expenses decreased to 51.2% in fiscal 2006 from 72.6% in fiscal 2005. The decrease in R&D expenses is primarily due to many of our R&D developers working on actual service projects for our customers, and, as a result, their costs were re-classified to cost of sales.

     BAD DEBT EXPENSE

         Bad debt expense increased $133,000 (56.4%) to $369,000 from $236,000 in fiscal 2005. The increase in bad debt expense was primarily due to an increase in the reserve balance for receivables at our India subsidiary. Many of the receivable accounts at our India subsidiary were aged significantly and recoverability was uncertain, therefore we provided an allowance for these accounts.

     DEPRECIATION

         In fiscal 2006, depreciation expense decreased by $15,000 (4.4%) to $328,000 from $343,000 due to the increased amount of fixed assets becoming fully depreciated. We anticipate that depreciation expenses will not change significantly from these levels in fiscal 2007.

     IMPAIRMENT CHARGE

         During fiscal 2006, we recorded impairment charges totaling $2,924,000 for the write-down of goodwill related to the purchases of netGuru Systems, Inc., R-Cube Technologies, Inc, and Allegria, Inc in accordance with SFAS No.
142. In accordance with SFAS No. 142, we assessed the fair value of our two reporting units by considering their projected cash flows, using risk-adjusted discount rates, and other valuation techniques. Given consideration of relevant factors such as the sale of the REI business, we concluded that an impairment write-down of our IT Services division in the amount of $1,137,000 was required, as well as an impairment write-down of our collaborative software division in the amount of $1,787,000. As of March 31, 2006, we had no remaining goodwill balance.

     SEGMENT PROFITABILITY AND OPERATING INCOME (LOSS)

         In fiscal 2006, consolidated operating loss was $6,127,000 compared to consolidated operating loss of $2,389,000 during fiscal 2005. Consolidated operating loss during fiscal 2006 consisted of operating losses from the collaborative software products and services segment, the IT services segment, and the corporate center. Operating loss in the engineering and collaborative software products and services segment was $1,817,000 during fiscal 2006 compared to operating loss of $332,000 during fiscal 2005. Operating loss for the collaborative software segment increased $1,485,000 primarily due to an impairment charge to goodwill in the amount of $1,787,000. This increase in operating loss was offset by the following:

         o A $221,000 increase in revenue due to larger value projects being completed;
         o A $130,000 decrease in bad debt expense due to no additional reserves needed; and
         o A $69,000 decrease in amortization of capitalized software due to the completion of amortization in June 2004.

         In the IT services segment, the operating loss during fiscal 2006 was $1,955,000 compared to operating loss of $61,000 during fiscal 2005. Operating loss in the IT services segment increased due to the following:

         o A $1,137,000 increase for an impairment charge to goodwill; o A $120,000 lawsuit settlement for licensed software;
         o A $263,000 increase in bad debt expense due to additional reserves needed; and
         o A $509,000 decrease in gross profit due to a decrease in the number of customers and projects causing a reduction in sales and increased staff for the anticipated EBPO projects that had not started or had been delayed.

OTHER EXPENSE (INCOME)

         The following table presents our other expense (income) and its percentage of total net revenues (dollars in thousands):

                                                    YEAR ENDED MARCH 31,
                                                  ------------------------
                                                     2006          2005
                                                  ----------    ----------
OTHER EXPENSE (INCOME)
    Interest expense, net                         $     543     $     504
    % of total revenue                                14.0%         11.1%

    Other income                                  $   (147)     $   (109)
    % of total revenue                               (3.8)%        (2.4)%

    Total other expense                           $     396     $     395
     % of total revenue                               10.2%          8.7%

     INTEREST EXPENSE, NET

         Net interest expense increased by $39,000 (7.7%) in fiscal 2006 to $543,000 from $504,000 in fiscal 2005. This increase was due primarily to an increase of $182,000 in interest expense from our debt to Laurus Master Fund, Ltd. ("Laurus"). On November 18, 2005, we paid the entire outstanding debt obligation to Laurus and expensed the remaining unamortized discount for the 2003 and 2004 note and the revolving credit facility in the amount of $247,000. In addition, the remaining prepaid loan fees of $35,000 associated with the Laurus debt were expensed to loan origination fees, which is part of interest expense. Those additional expenses were offset by no interest expense recorded for the Laurus debt during the three months ended March 31, 2006 due to the loan being paid off in November 2005. That reduction in interest expenses amounted to approximately $103,000. The overall increase in interest expense was partially offset by a $161,000 increase in interest income due to investments made with the proceeds received from the sale of the REI business. Due to the Laurus debt payoff and the payoff of the debt of our India subsidiary, we anticipate our interest expense in fiscal 2007 will decrease significantly from fiscal 2006. The only remaining interest expense we anticipate paying in fiscal 2007 is interest on our capital leases.

     OTHER INCOME

         Other income increased by $38,000 (34.9%) in fiscal 2006 to $147,000 from $109,000 in fiscal 2005 primarily due to rental income in India from leasing our building to Bentley, and from the write off of previously recorded liabilities.

     INCOME TAXES

         For fiscal 2006, we recorded an income tax expense of $45,000 relating to certain state and foreign taxes compared to $7,000 in fiscal 2005. The increase in income tax expense was mainly due to a fringe benefit tax that was introduced in April 2005 in India. The fringe benefit tax taxes us for benefits that are collectively used by all employees.

DISCONTINUED OPERATIONS

         On November 18, 2005, we completed the sale of our REI business and STAAD product lines to Bentley for $23,500,000 in cash. The asset sale included the worldwide operations associated with REI, including the STAAD structural analysis and design product line, software and product development, customer support and relationships, and offices associated with the worldwide business. In addition to the $23,500,000, we also received $250,000 for reimbursement of expenses relating to legal and financial services in connection with the asset sale. In accordance with the asset sale agreement, in November 2005 we set aside cash reserve of $1.07 million. As of May 17, 2006, the sum of the prepaid assets assigned to Bentley at closing and assigned accounts receivable for which payments had been received by Bentley was less than the aggregate amount of the assumed current liabilities, which resulted in a shortfall of approximately $760,000. Per the asset sale agreement, we were obligated to pay the amount of the shortfall to Bentley. The entire amount of the shortfall has been recorded under accrued settlement for REI sale on the balance sheet as of March 31, 2006. In accordance with accounting principles generally accepted in the United States, the revenues, costs, and expenses directly associated with the REI business have been reclassified as discontinued operations on the condensed consolidated statements of operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations.

         On January 5, 2006, we entered into a separate agreement with Mr. Badreddine Ziane to sell the Company's France subsidiary for approximately $100,000 and recorded a net loss of approximately $120,000. Our France subsidiary was in the business of selling our STAAD structural analysis and design product lines and provided technical support and maintenance for its customers. Mr. Ziane has agreed to purchase all the outstanding shares of the subsidiary and he intends to sell the REI products and offer related consulting services as an independent contractor to Bentley.

         We recorded income from discontinued operations of $21,237,000 during fiscal 2006 compared to income from discontinued operations of $2,003,000 during fiscal 2005. The income recorded in fiscal 2006 includes a gain on the sale of the REI business in the amount of $22,223,000, partially offset by a tax expense from the gain on sale of the REI business of $608,000, a loss on sale of the France subsidiary in the amount of $120,000, and losses from the REI operations of $258,000. The losses in fiscal 2006 reflect only seven and one-half months of full operations, as we completed the sale on November 18, 2005.

         Net loss from discontinued operations for fiscal 2006 was $258,000 compared to net income of $1,886,000 for the same period in the prior year, an increase in net loss of $2,144,000. The increase in net loss in the REI business segment was primarily due to additional direct costs incurred related to the sale of the REI business. In addition, the increase was due to only seven and one-half months of revenue being recorded in fiscal 2006, where the last quarter of our fiscal year historically has been the most profitable quarter.

         Separately, in September 2004, we sold our Web-based telecommunications services division in our efforts to focus on our core software products and IT services businesses. Accordingly, the results of the operations of the Web-based telecommunications services division are also excluded from continuing operations and reported as discontinued operations for fiscal 2005. The total sales price was $130,000 for the sale of the Web-based telecommunications services division in September 2004. We had received the entire proceeds from the sale of the Web-based telecommunications services division prior to March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have relied upon cash from financing activities to fund the majority of the cash requirements of our operating and investing activities. We have not been able to generate sufficient cash from our operating activities in the past, and there is no assurance we will be able to do so in the future. Until the close the sale of our REI business during the quarter ended December 31, 2005, we financed our operations (including capital expenditures) primarily through existing cash and cash equivalent balances and issuance of convertible notes. As a result of the sale, we allocated a portion of the $23,500,000 sale proceeds to transaction costs, applicable taxes and the retirement of approximately $3,312,000 of outstanding debt. On December 29, 2005, we announced that our board of directors approved a cash distribution in the amount of $0.85 per share payable on January 27, 2006 to stockholders of record as of January 17, 2006. The total amount that was distributed on January 27, 2006 was approximately $16,250,000.

         Our principal sources of liquidity at March 31, 2006 consisted of $2,749,000 of cash and cash equivalents. Cash and cash equivalents of our continuing operations decreased by $870,000 during fiscal 2006. Total cash used in our discontinued operations was $339,000 for fiscal 2006, compared to total cash provided of $1,903,000 for fiscal 2005.

         Net cash used in continuing operations was $2,213,000 in fiscal 2006 compared to $2,592,000 in fiscal 2005, a decrease of $379,000. The primary reasons for cash used in operations during fiscal 2006 were net loss from continuing operations of $6,568,000 offset by an impairment charge for goodwill of $2,924,000, depreciation expense of $328,000, bad debt expense of $369,000, and amortization of loan discount of $403,000. In addition, the following contributed to cash usage in fiscal 2006:

         o A $201,000 decrease in deferred revenues primarily due to a lower level of new maintenance billings and the recognition of revenues from one large collaborative software contract that was deferred in fiscal 2005;
         o A $92,000 increase in notes and related party receivables due to the receivable due from the sale of the France subsidiary.

         The above cash usages were primarily offset by the following contributors to cash during fiscal 2006:

         o A $307,000 decrease in accounts receivable due to a few large payments received for large collaborative software contracts and due to one of our larger IT customers paying on a net 15-day basis instead of net 60 days;
         o A $313,000 decrease in prepaid expenses and other current assets due to the write-off of remaining capitalized film costs, the write-off of tax deducted at source amounts, and a decrease in prepaid insurance expense; and
         o A $375,000 increase in accrued expenses due to an increase in medical, vacation and gratuity accruals in our Indian subsidiaries, an increase in accrued legal and professional fees, and an increase for legal settlements.

          The primary reason for cash used in operations during fiscal 2005 was net loss from continuing operations of $2,791,000 offset by depreciation expense of $412,000, bad debt expense of $236,000, and amortization of discount on loan of $227,000. In addition, the following contributed to the cash usage in fiscal 2005:

         o A $418,000 increase in accounts receivable due to two large collaborative software projects that were billed at the end of fiscal 2005 and were not collected until fiscal 2006;

         o A $236,000 increase in prepaid and other current assets due primarily to a receivable resulting from the sale of our Web-based telecommunications service division;
         o A $223,000 decrease in accounts payable due to increased payments being made.

          The above were partially offset by a $239,000 increase in deferred revenues due to a higher level of maintenance billings and the deferral of collaborative software project billings since the projects had not been completed at the close of the fiscal year and therefore the related revenues were not yet earned.

         Although we anticipate our cash needs will increase in the upcoming quarters as a result of increases in expenses related to the possible divestiture of some of or all of our remaining assets and operations as well as possible mergers and/or strategic acquisitions, we believe that the proceeds that remain from our sale of our REI business, together with our operating revenues and the proceeds from the sale of our France subsidiary will be adequate to cover these additional expenses.

         Net cash provided by investing activities in fiscal 2006 was $21,986,000. Net cash provided by investing activities primarily consisted of proceeds of $23,500,000 from the sale of our REI business to Bentley. This was offset by an increase in restricted cash of $1,157,000 for the cash reserve set aside for the Bentley purchase agreement and for cash reserves set aside for government projects in India and an increase in capital expenditures of $357,000 primarily for facility enhancements at our India operations. As of May 17, 2006, the sum of the prepaid assets assigned to Bentley at closing and assigned accounts receivable for which payments had been received by Bentley was less than the aggregate amount of the assumed current liabilities, which resulted in a shortfall of approximately $760,000. Per the asset sale agreement, we were obligated to pay the amount of the shortfall to Bentley in May 2006. The entire amount of the shortfall has been recorded under accrued settlement for REI sale on the balance sheet as of March 31, 2006. Net cash provided by investing activities for fiscal 2005 was $135,000. This primarily consisted of proceeds from the sale of e-Destinations and our Web-based telecommunications services division of $286,000 and proceeds from the sale of short-term investments of $100,000. These increases were offset by capital expenditures of $150,000 and payments to acquire companies of $76,000.

         Net cash used in financing activities during fiscal 2006 was $20,251,000. Net cash used in financing activities primarily resulted from a cash distribution to our stockholders in the amount of $16,250,000. In addition, cash used in financing activities was due to $3,812,000 in repayments of long-term debt and $189,000 in payments of capital lease obligations. In November 2005, our convertible notes and our India subsidiary's debt were paid off with the proceeds from the sale of our REI business. Cash provided by financing activities during fiscal 2005 resulted from long-term borrowings of $3,035,000 and $100,000 of common stock issuances upon exercise of warrants, offset by $754,000 in long-term debt repayments and $111,000 in capital lease payments.

         On August 31, 2005, our board of directors formed a special committee consisting of three independent board members. This special committee has been evaluating the possible divestiture of some of or all of our remaining assets and operations, as well as possible mergers and/or strategic acquisitions for our company and our information technology, collaborative software, and EBPO businesses. Discussions with public and private entities have been or are being held involving potential asset purchases, common stock purchases, and reverse mergers. We anticipate entering into merger and/or sale agreement(s) with one or more parties by August 2006. In the event that such transaction(s) do not take place at all and/or are unreasonably delayed, our future capital requirements will depend upon many factors. These factors include but are not limited to sales and marketing efforts, the development of new products and services, possible future corporate mergers or strategic acquisitions or divestitures, the progress of research and development efforts, and the status of competitive products and services. We believe that the proceeds that remain from our sale of our REI business, together with our operating revenues and the proceeds from the sale of our France subsidiary will be adequate to extinguish all of our remaining liabilities of and fund our current operations through October 2006.

         However, to the extent we are in need of any additional financing, we cannot assure you that any such additional financing will be available to us on acceptable terms, or will be available at all. In addition, any future financing may cause significant dilution to existing stockholders. Because of this uncertainty, our recurring losses from operations, excluding gains on the sale of significant portions of our operating assets, our limited cash resources, our accumulated deficit and the contemplated sale of additional operating assets, among other factors, raised doubt about our ability to continue as a going concern and led our independent registered public accounting firm to include an explanatory paragraph related to our ability to continue as a going concern in their report for the year ended March 31, 2006. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent registered public accounting firm and our consolidated financial statements before making a decision to invest in netGuru.

         The following table summarizes our contractual obligations and commercial commitments at March 31, 2006 (in thousands of dollars):

                                                                    PAYMENTS DUE BY PERIOD
                                                         LESS THAN                                AFTER
    CONTRACTUAL OBLIGATIONS                   TOTAL       1 YEAR      1-3 YEARS    4-5 YEARS     5 YEARS
    -----------------------                  --------     --------     ---------    ---------    --------

    Long-Term Debt *                       $    92           75            7            7            3
    Capital Lease Obligations **               379          176          195            8            -
    Operating Leases                            64           64            -            -            -
                                             --------     --------     --------     --------     --------
    Total Contractual Cash Obligations     $   535          315          202           15            3
                                             ========     ========     ========     ========     ========

* Excludes debt discount of $18 primarily related to warrant and beneficial conversion adjustments.
** Represents future minimum lease payments excluding deductions for imputed interest of $67.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         EXCHANGES OF NONMONETARY ASSETS

         In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an Amendment of Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS No. 153 requires companies to measure exchanges of nonmonetary assets, including similar productive assets that have commercial substance, based on the fair value of the assets exchanged, recognizing a gain or loss. SFAS No. 153 is effective for interim periods beginning after June 15, 2005 and, thus, became effective for us beginning with the second quarter of fiscal 2006. Adoption of SFAS No. 153 has not had a material effect on our consolidated financial condition or results of operations.

         SHARE-BASED PAYMENT

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. For small businesses, SFAS No. 123(R) is effective for the first quarter of the first fiscal year beginning after December 15, 2005 and, thus, became effective for us in the first quarter of fiscal 2007. Retroactive application of the provisions of SFAS No. 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the effect of adopting SFAS No. 123(R) and believe the adoption of SFAS No. 123(R) will not have a material effect on our consolidated results of operations, similar to the pro forma results described in "Stock-Based Compensation" in note 1 of notes to our consolidated financial statements included in this report, but have not yet determined the amount of the effect.

         ACCOUNTING CHANGES AND ERROR CORRECTIONS

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." The standard changes the requirements for accounting for and reporting of a voluntary change in accounting principle, requiring a retrospective application to prior periods' financial statements of the change in principle unless it is impracticable rather than the recording of a cumulative effect of the change in accounting principle in net income in the year of change. The standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

         Since our sale of our REI division and related assets to Bentley in November 2005, a special committee of our board of directors has been searching for and evaluating the possibility of a merger and/or sale of our remaining operations and assets. Although we have not entered into any material definitive agreements with respect to such a transaction, we continue to work toward that goal. Therefore, we are presenting some, but not all, possible risk factors that may be associated with a merger or sale involving our remaining operations or assets. We do not have a policy of updating or revising forward-looking statements, and silence by our management over time should not be assumed to mean that actual events are bearing out as estimated in the forward-looking statements.

         WE HAVE LIMITED CASH RESOURCES AVAILABLE TO CONTINUE OUR OPERATIONS AND OUR EFFORTS TO CONSUMMATE A STRATEGIC TRANSACTION. ACCORDINGLY, IF WE ARE UNABLE TO CONSUMMATE A MERGER/SALE TRANSACTION OR RAISE NEEDED CAPITAL IN THE FUTURE, WE MAY BE UNABLE TO FUND OPERATING CASH SHORTFALLS.

         We have limited cash resources, and these resources may diminish in the future. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic mergers and/or divestitures/acquisitions, the progress of our research and development efforts, and the status of competitive products and services. As of March 31, 2006, we had working capital of $3.3 million and an accumulated deficit of $16.6 million. As of that date, we had $ 2.7 million of cash and cash equivalents and $882,000 of accounts receivable, net of allowance for doubtful accounts.

         We recorded a net operating loss of $6.1 million from continuing operations and used $2.2 million of cash in continuing operating activities during the fiscal year ended March 31, 2006. There is no assurance that we will be able to generate sufficient operating cash in future quarters. We believe that current and future available capital resources will not be adequate to fund our operations for the next twelve months. We do not have any debt instruments in place that we could use for future borrowings. Thus, we may be forced to seek additional capital in order to continue our operations. It may be difficult for us to obtain additional equity or debt financing. Any terms of such a financing could be dilutive and unfavorable to our stockholders.

         Alternatively, our inability to obtain any needed financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also hinder our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

         WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT THAT MAY CONTINUE IN THE FUTURE AND THAT MAY ADVERSELY AFFECT OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS AND STOCK PRICE.

         We have incurred net losses each fiscal year since our public offering in 1996, with the exception of the fiscal year ended March 31, 2006, in which we realized net income of $14.7 million due in large part to a $21.5 million gain on the asset sale to Bentley. We do not expect to realize similar gains in future periods. For the three months ended March 31, 2006, we recorded a net loss of approximately $1.9 million, as compared to a net income of $138,000 for the three months ended March 31, 2005. Our accumulated deficit through March 31, 2006 was approximately $16.6 million, and as of that date we had a total shareholders' equity of $3.6 million.

         Our recurring losses from operations, excluding gains on the sale of significant portions of our operating assets, our limited cash resources and continued negative cash flow from operations, our accumulated deficit and the potential sale of additional operating assets, among other factors, raised doubt about our ability to continue as a going concern and led our independent registered public accounting firm to include an explanatory paragraph related to our ability to continue as a going concern in their report for the year ended March 31, 2006. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows.

Investors should review the report of our independent registered public accounting firm and our consolidated financial statements before making a decision to invest or maintain an investment in netGuru.

         EVEN IF APPROVED BY OUR STOCKHOLDERS, A MERGER/SALE TRANSACTION MAY NOT BE COMPLETED.

         The completion of a merger/sale would be subject to certain conditions, likely to include stockholder approval. Even if our stockholders were to approve a transaction, there could be no assurances that the other conditions to closing would be met and that the transaction would be completed. If the transaction were not completed, we would have spent a substantial amount of time and financial resources in connection with the transaction without realizing any gain.

         IF A MERGER/SALE IS COMPLETED, ANY NEW BUSINESS DIRECTION AND/OR BUSINESS OPPORTUNITY THAT WE PURSUE COULD BE RISKY.

         Because we have not yet entered into a definitive agreement relating to a merger/sale, we have no commitments to enter into or acquire a specific business opportunity. Therefore, we cannot disclose the risks and hazards of any specific business or opportunity that we may enter into. Our merger with, or participation in, a business opportunity will likely be illiquid and could result in a total loss to us and our stockholders if the business or opportunity proves to be unsuccessful.

         WE MAY BE DELISTED FROM THE NASDAQ CAPITAL MARKET EITHER VOLUNTARILY OR INVOLUNTARILY, AND WE MAY SEEK TO TERMINATE OUR SEC REPORTING OBLIGATIONS UNDER SECTIONS 12 AND 15 OF THE SECURITIES EXCHANGE ACT OF 1934 IF WE ARE OR BECOME ELIGIBLE TO DO SO, WHICH COULD REDUCE THE LIQUIDITY OF OUR COMMON STOCK AND INHIBIT OR PRECLUDE OUR ABILITY TO RAISE ANY NEEDED WORKING CAPITAL FROM EQUITY INVESTORS.

         Nasdaq's quantitative listing standards require, among other things, that listed companies maintain a minimum closing bid price of $1.00. Our grace period to regain compliance with this provision ends September 11, 2006. If we do not engage in a strategic transaction or successfully conduct a reverse split of our common stock or take other appropriate actions that increase our stock price, we may be involuntarily delisted from The Nasdaq Capital Market.

         Further, a change of control of our company could occur if we consummate a merger/sale transaction. Nasdaq's qualification standards require, among other things, that issuers apply for initial inclusion on Nasdaq following a change of control. Nasdaq looks at many factors in determining whether a change of control has occurred, including without limitation, changes in the management, board of directors, voting power and ownership of a company. If we consummate a merger/sale transaction and Nasdaq determines that a change of control has occurred, we would need to file a new listing application if we want to maintain our Nasdaq listing. We do not know whether, at the time, if any, that we would file a new listing application with Nasdaq, we would meet the initial listing standards of The Nasdaq Capital Market.

         Alternatively, we may determinate that it is not cost-effective for us to remain listed in Nasdaq and maintain full-reporting status relative to our operations. Therefore, an alternative under consideration to conserve resources and avoid involuntary delisting is to voluntarily delist our common stock from trading on Nasdaq and terminate our reporting obligations under Sections 12 and 15 of the Securities Exchange Act of 1934. Considering our rate of cash usage and our current cash position, if a merger/sale on acceptable terms is not consummated within the next few months, we may proceed with steps to delist from Nasdaq and terminate our SEC reporting obligations if we are then eligible to do so.

         If we are delisted from The Nasdaq Capital Market and/or if we terminate our SEC reporting obligations, our stock price could decline and the ability of our stockholders and of any potential or future investors to achieve liquidity from our common stock could be severely limited. This could inhibit, if not preclude, our ability to raise any needed additional working capital through equity offerings on acceptable terms.

         ANY BUSINESS COMBINATION OR ACQUISITION WILL LIKELY BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

         Any business combination involving netGuru will most likely require our issuance of additional shares of common and/or preferred stock. These issuances could result in a change of control or substantial dilution to our existing stockholders, with or without stockholder review or approval.

         THE MARKET PRICE FOR OUR COMMON STOCK MAY BECOME MORE VOLATILE AFTER A MERGER/SALE TRANSACTION OR AS A RESULT OF VARIOUS OTHER FACTORS.

         We cannot predict the extent of cash expenditures that may be related to a merger/sale transaction. The cost of any transaction will be evaluated by our special committee as part of any contemplated transaction. Therefore, we cannot approximate the net cost to us at this time. However, these additional costs may add to the volatility of our stock price. The price of netGuru stock could further decline due to the impact of any of the following factors:

         o        failure to meet sales goals or operating budget;

         o        decline in demand for our common stock;

         o revenues and operating results failing to meet expectations of securities analysts or investors in any quarter;

         o downward revisions in operating performance estimates or changes in general market conditions;

         o technological innovations by competitors or in competing technologies;

         o        investor perception of our industry or prospects; or

         o        general economic trends.

         Market fluctuations are often unrelated to operating performance and therefore are beyond our control.

         OUR SUCCESS IN OUR CONTINUING OPERATINGS DEPENDS, IN PART, ON OUR ABILITY TO RETAIN OUR CURRENT MANAGEMENT TEAM.

         Our founder, Chairman and Chief Executive Officer, Amrit K. Das, and our Chief Financial Officer, Bruce K. Nelson, have been with us for approximately 25 years and 4 years, respectively. Their experience, expertise, industry knowledge and historical company knowledge would be extremely difficult to replace if we were to lose the services of either of them. The precise impact of the loss of services of either of them is extremely difficult to predict, but would likely result in, at a minimum, significant costs to recruit, hire and retain a successor and could impair operating results while the successor was being recruited and transitioning into the position.

         THE MARKETS IN WHICH WE CURRENTLY COMPETE WILL CONTINUE TO BE HIGHLY COMPETITIVE, WHICH HAS RESULTED IN SIGNIFICANT PRICE COMPETITION AND MAY RESULT IN REDUCED REVENUES OR LOSS OF MARKET SHARE.

         The collaborative software products and services and IT services markets, including the market for our EBPO services, are each highly competitive. The market for IT services, including EBPO services, is characterized by an increasing number of entrants due to low start-up costs. Some of our competitors and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than those we have. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance. Our future success will depend significantly upon our ability to increase our share of our target markets and to sell additional products, product enhancements and services to our customers. We are experiencing pricing pressures as we work to expand our software products and services market share. As a result of these pricing pressures, we may experience declines in our revenues, gross margins and market share.

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

         Sales of our products and services to customers located outside the U.S. accounted for approximately 35.2% of our total net revenues for the fiscal year ended March 31, 2006. Our intellectual property rights are an important aspect of our international business. We rely primarily on a combination of contract, copyright, trademark and trade secret laws, domain name registration, license and confidentiality agreements and software security measures to protect our proprietary technology. However, we believe that existing laws provide limited protection for our technology and that it may be possible for a third party to misappropriate our technology or to independently develop similar technology. Protective measures we take may be even less effective in the emerging Internet law field because online contracting, privacy and liability issues, among others, are still being resolved. This lack of certainty is even greater in India, where the use of the Internet is less evolved than in the U.S.

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

         During the fiscal years ended March 31, 2006 and March 31, 2005, we derived approximately 26.7% and 19.8%, respectively, of our total net revenues from continuing operations from sales made by our Indian operations, primarily to customers in India. However, more than one-half of our employees, many of whom are engaged in non-sales activities such as engineering business process outsourcing, technical support and research and development, were based in India during those periods. India has from time to time experienced civil unrest and hostilities with its neighboring countries. Although the Indian government has changed several times in recent years, the government of India has pursued policies of economic liberalization throughout the past decade and the new government that came to power in 2004 has promised to continue the same. These policies have resulted in significantly increased opportunities for publicly and privately held businesses in the information technology services markets in which we operate in India. However, we cannot assure you that the current government will remain in power or that these policies will continue. A significant change in the Indian government's policies could cause our operations in India to become more expensive or more difficult, and in either case cause us to have to re-evaluate the economic viability of operating there. Moreover, if civil unrest or hostilities involving India and any of its neighboring countries should occur, it could have an adverse effect on the communication infrastructure in India, which could, in turn, cause our operations there to cease making economic sense. In that event, we may need to expend significant time and resources in relocating and conducting our Indian operations elsewhere.

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

         OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK AND IN LITIGATION AGAINST US.

         The market prices of securities of technology-based companies like ours tend to be highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during the 52-week period ended June 19, 2006, the high and low sale prices of a share of our common stock (as adjusted to reflect the $0.85 per share cash distribution we made in January 2006) were $0.58 and $0.16, respectively. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control. These factors include, among others, deviations in our results of operations from the estimates of securities analysts, changes in securities analysts' estimates of our financial performance, changes in market valuations of similar companies and stock market price and volume fluctuations generally. Additionally, unless and until we successfully enter into and consummate a merger/sale transaction or other strategic transaction, and perhaps following such a transaction, it is likely that our quarter-to-quarter performance will be unpredictable and our stock price particularly volatile.

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

         THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK GIVES A FEW INDIVIDUALS SIGNIFICANT INFLUENCE OVER IMPORTANT POLICY DECISIONS AND COULD DELAY OR PREVENT CHANGES OF CONTROL.

         As of June 22, 2006, our executive officers and directors and their family members together beneficially owned approximately 36.3% of the issued and outstanding shares of our common stock. As a result, these persons have the ability to exert significant influence over matters that could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations or strategic transactions involving our company. In addition, through their voting power, they may be able to significantly influence certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change of control of our company, even if the change of control would benefit our stockholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

ITEM 7.       FINANCIAL STATEMENTS.

         Our consolidated financial statements are included in this Form 10-KSB beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.      CONTROLS AND PROCEDURES.

         We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC's") rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

         Our need for such additional staff resulted from the major sale of assets we completed during the quarter ended December 31, 2005, which resulted in our loss of accounting staff in our India and United States operations. We have worked to remediate this weakness by using our remaining accounting staff, temporary help and outside consulting services to perform additional manual controls, procedures and analysis and other pre- and post-closing procedures designed to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. Management is unable, however, to estimate our capital or other expenditures associated with allocation of time of certain company personnel to assist us in performing the additional controls and procedures or other expenditures relating to higher fees paid to our independent auditors in connection with their review of this remediation.

         The changes noted above, specifically, the changes relating to our use of temporary help and outside consulting services to assist us in preparing our consolidated financial statements and relating to our performance of additional controls and procedures, are the only changes during the quarter ended March 31, 2006 in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.      OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Our directors, executive officers and key employees as of June 29, 2006, were as follows:

                  Name                         Age                       Position
                  ----                         ---                       --------
Amrit K. Das                                   61       Chairman of the Board, Chief Executive Officer,
                                                          President and Director
Koushik Dutta                                  42       Chief Operating Officer
Bruce K. Nelson                                51       Chief Financial Officer and Secretary
Santanu K. Das                                 32       Director
D. Dean McCormick III (1) (2)(3)(4)            53       Director
Stanley W. Corbett (1) (2)(4)                  72       Director
Benedict A. Eazzetta (1) (2)(3)(4)             42       Director

----------------------------
(1) Member of Audit Committee.
(2) Member of Compensation Committee.
(3) Member of Nominating and Governance Committee.
(4) Member of Special Committee.

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

         KOUSHIK DUTTA has served as our Chief Operating Officer since November 2005. He has served as Chief Technology Officer of our Web4 division since April 2000. Prior to that, Mr. Dutta co-founded Allegria Software, Inc. and served as President and Chief Technology Officer of that company from February 1999 to March 2000. Additionally, Mr. Dutta served as Vice President of Research and Development for Advanced Technology Corporation from 1995 to June 1997 and as Senior Manager for Research Engineers International from 1992 to 1995. Mr. Dutta also co-founded and launched two business ventures, MicroWare and StanSoft. Mr. Dutta is the inventor of eReview, WebWorks, ForReview and Autoproject. Further Mr. Dutta is the winner of CSI's (Computer Society of India) prestigious NSTPC award for programming. Mr. Dutta holds a Bachelors of Technology degree from Indian Institute of Technology and an M.B.A from Indian Institute of Management.

         BRUCE K. NELSON has served as our Chief Financial Officer since April 2002 and as our Secretary since November 2005. Prior to joining us, Mr. Nelson served as Chief Financial Officer of Millennium Information Technologies, Inc. from 1997 to April 2002. From 1992 to 1997, he was co-founder and President of Comprehensive Weight Management, a healthcare marketing company. From 1985 to 1992, Mr. Nelson served as Treasurer of Comprehensive Care Corporation, a NYSE-traded national service company. Mr. Nelson holds a B.S. in Finance from University of Southern California and an M.B.A. from Bryant College in Smithfield, Rhode Island.

         SANTANU K. DAS has served as a director since November 2003. He also served as our Executive Vice President and Chief Operating Officer from November 2003 until he resigned to join Bentley in connection with our sale of assets on November 18, 2005. Prior to that, he served as Corporate Vice President and President of Engineering and Collaborative Software from April 2002 to November 2003, as our Vice President of New Technology from July 1999 to November 2003 and as a director from September 1996 to July 2003. Prior to that, Mr. Das served as our Corporate Vice President and President of Engineering and Animation Software and ASP from January 2001 to March 2002. Prior to that, Mr. Das served as our Manager of New Technology from May 1997 until June 1999, and as a Senior Engineering Analyst for our company from 1991 to April 1997. Mr. Das holds a B.S. in Structural Engineering from the University of Southern California and an M.S. in Structural Engineering from the Massachusetts Institute of Technology. Santanu Das is the son of Amrit K. Das.

         D. DEAN MCCORMICK III is a certified public accountant and has been president of the accounting firm of McCormick Consulting, Inc. since July 1993. He has also been a member of Insight Consulting partners, LLC, a strategic consulting firm, since October 2004. He joined the Board of Directors of Composite Technology Corporation in January 2006. He has been a member of the Audit and Budget Committee for the Catholic Diocese of Orange since February 2004. Mr. McCormick has been a member of the Forum for Corporate Directors since June 2003. He served as president of the Orange County Chapter of the Association for Corporate Growth from 1995 to 1996. Mr. McCormick holds a B.A. degree in Economics from the University of Redlands and an M.B.A. from the University of Southern California.

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

         We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provisions of the code that relate to one or more of the items set forth in Item 406(b) of Regulation S-B, by describing on our Internet Website, within five business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

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

         Based solely upon a review of copies of such reports furnished to us during the fiscal year ended March 31, 2006 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that, during our fiscal 2006, all Section 16(a) filing requirements applicable to our reporting persons were met.

ITEM 10.      EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal 2006 shown below. Koushik Dutta accepted the position of Chief Operating Officer effective November 18, 2005 when Santanu K. Das resigned from this position due to his employment with Bentley. In addition, due to his employment with Bentley on November 18, 2005, Stephen Owen resigned from his positions as our Corporate Vice President and President of European Operations.

                                                                                          LONG-TERM COMPENSATION
                                                                                      -----------------------------
                                                      ANNUAL COMPENSATION                AWARDS          PAYOUTS
                                              -------------------------------------   -----------   ---------------
                                     FISCAL
                                     YEAR                             OTHER ANNUAL     SECURITIES
                                     ENDED                            COMPENSATION     UNDERLYING     ALL OTHER
             NAME AND                MARCH      SALARY      BONUS          (1)          OPTIONS      COMPENSATION
        PRINCIPAL POSITION            31,         ($)        ($)           ($)            (#)             ($)
 --------------------------------   -------   ----------  ---------   -------------   -----------   ---------------

 Amrit K. Das                        2006       220,154        ---             ---           ---          11,827(2)
    Chairman, Chief Executive        2005       217,000        ---             ---           ---          11,749(3)
    Office, President                2004       330,462        ---             ---           ---          12,324(4)


 Koushik Dutta                       2006       114,231        ---             ---           ---           3,427(5)
    Chief Operating Officer          2005      110,000         ---             ---           ---           3,315(5)
                                     2004      106,277         ---             ---           ---           3,173 (5)


 Bruce K. Nelson                     2006       127,500      25,000            ---           ---           3,825(5)
    Chief Financial Officer and      2005      102,423         ---             ---         20,000          3,073(5)
 Secretary                           2004        93,923        ---             ---           ---           2,301(5)


 Santanu K. Das                      2006       109,638      25,000            ---           ---           6,723(6)
     Former Corporate Vice
 President,  Former                  2005       120,000        ---             ---           ---           8,750(7)
    Chief Operating Officer          2004       121,615        ---             ---           ---           8,750(7)

 Stephen W. Owen                     2006       108,152       9,652            ---           ---           2,100(8)
    Former Corp Vice President,      2005       159,904       9,243            ---           ---           3,376(8)
    Former President, European
      Operations                     2004       157,477        ---             ---           ---             767(8)

(1) The costs of certain benefits are not included because they did not exceed, in the case of each named executive officer, the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.
(2) Includes $6,324 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $5,504 in company contributions to the 401(k) plan.
(3) Includes $6,324 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $5,425 in company contributions to the 401(k) plan.
(4) Includes $6,324 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $6,000 in company contributions to the 401(k) plan
(5)    Represents company contributions to the 401(k) plan.

(6) Includes $3,433 in premiums paid by us pursuant to a life insurance policy established for the benefit of Santanu Das and $3,289 in company contributions to the 401(k) plan.
(7) Includes $5,150 in premiums paid by us pursuant to a life insurance policy established for the benefit of Santanu Das and $3,600 in company contributions to the 401(k) plan.
(8) Represents premiums paid by us pursuant to a life insurance policy for 3 the benefit of Stephen Owen.

OPTION GRANTS IN LAST FISCAL YEAR

         In fiscal 2006, no options were granted to the named executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         On December 29, 2005, we announced that our board of directors approved a cash distribution in the amount of $0.85 per share payable on January 27, 2006 to stockholders of record as of January 17, 2006. In connection with the distribution, all holders of options issued under our stock option plans were notified that, in accordance with the terms of the plans, plan-related options would cease further vesting and then would terminate if not exercised prior to the ex-distribution date of January 30, 2006. Accordingly, all options held by the named executive officers were cancelled prior to fiscal year-end.

LONG-TERM INCENTIVE PLAN AWARDS

         In fiscal 2006, no awards were made to the named executive officers under long-term incentive plans.

DIRECTORS' COMPENSATION

         From January 2004 to March 2005, Messrs. McCormick, Eazzetta and Corbett, our non-employee directors, were eligible to receive $1,500 per month, each, in consideration for their services on our board of directors. This amount was increased to $2,000 per month in April 2005. In addition, effective June 1, 2005, the Chairman of the Audit Committee receives an additional $500 per month in consideration for his services as Audit Committee Chairman. Non-employee directors are reimbursed for certain expenses in connection with attendance at board of directors and committee meetings.

         We also periodically award options to our directors under our existing stock option plans and otherwise. During fiscal 2006, we granted fully vested non-qualified stock options to purchase 15,000 shares of common stock each to Dean McCormick III, Benedict A. Eazzetta and Stanley W. Corbett. The options had an exercise price of $1.02 per share (which price was the fair market value of a share of our common stock on the date of the grant), vested immediately on the date of the grant, which was June 7, 2005 and were to expire June 7, 2015. In addition, the vesting of outstanding options granted to non-employee directors shall be accelerated under the circumstances described below with regard to a change in control. In connection with the cash distribution, these stock options were cancelled as of January 30, 2006.

         Effective June 1, 2005, each non-employee director became eligible to receive annual grants of non-qualified stock options to purchase up to 15,000 shares of our common stock on the following terms:

     o The annual grants were effective automatically on June 7, 2005 and were to be effective on each April 1 thereafter.

     o The options were to be granted under one of our stock option plans to the extent shares are then available under a plan and the grants under a plan can be made in compliance with applicable securities laws.

     o The exercise prices of the options were to be equal to the Fair Market Value of a share of our common stock as defined in the applicable stock option plan or, if the options are being granted outside of a plan, then the exercise price of the options were to be equal to the Fair Market Value of a share of our common stock as defined in our stock option plan most recently approved by our stockholders ("Recent Plan").

     o The expiration date of the options was to have been ten years after their date of grant or such earlier date as is provided for non-employee directors (or if there is no such provision for non-employee directors, then as is provided for employee optionees) in the applicable stock option plan or, if there is no applicable stock option plan, then in the Recent Plan. o The options were to vest and become exercisable in nine equal monthly installments commencing one month after their date of grant. o If the director's service on the board of directors terminates as a result of, and concurrently or within three months following the consummation of, a change in control, then the unvested and unexpired options were to vest immediately prior to termination of the director's service.

         In addition, effective June 1, 2005, our board of directors and audit committee resolved that the vesting of outstanding options previously granted to non-employee directors would be accelerated under the circumstances described above. However, those options subsequently were cancelled following the January 2006 cash distribution. In addition, the annual stock option grant program described above was also cancelled due to the January 2006 cash distribution.

         Effective August 31, 2005, our board of directors approved payment of $42,000 cash compensation to each of our then three non-employee directors, Messrs. McCormick, Eazzetta and Corbett, in consideration of their agreement to serve as members of a special committee of the board of directors. The charge of the committee is to establish a specific course of action for us to take after we consummated the sale of assets to Bentley. Each non-employee director received five equal monthly installments of $8,400, commencing August 31, 2005.

         Subsequent to March 31, 2006, in recognition of the additional efforts expended by members of the special committee during calendar 2006, our board and compensation committee approved an additional cash payment in the amount of $25,000 made to each member of the special committee on May 31, 2006.

REPRICING OF OPTIONS AND SARS

         No adjustments to or repricing of stock options previously awarded to named executives occurred in fiscal 2006.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         In June 2001, we entered into a five-year employment agreement with Amrit Das, our Chairman, Chief Executive Officer and President. The agreement provided that Mr. Das would receive a minimum base annual salary of $312,000. However, in December 2003, Mr. Das voluntarily agreed to reduce his annual salary by $100,000, effective April 2004. The $100,000 was to be used toward the expansion of our EBPO services, which Mr. Das has been managing from India.

         The agreement expired on May 31, 2006. All terms and conditions have been extended to Mr. Das that were in effect on May 31, 2006 on a month to month basis. [The agreement contains provisions for confidentiality and assignments of intellectual property rights. In addition, the agreement prohibits Mr. Das from competing with us and from recruiting our employees, suppliers or independent contractors within one year after termination of the agreement.

         Since June 2005, we have been a party to a Change in Control and Executive Retention Agreement with Mr. Amrit Das. The initial term of the agreement ran through March 31, 2006. Commencing on April 1, 2006 and each April 1 thereafter, the term of the retention agreement shall automatically be extended for one additional year unless, not later than December 31 of the preceding year, we give notice to Mr. Das of our intention not to continue the retention agreement. However, if a Change in Control occurs during the term of the agreement, then the agreement will continue in effect for 24 months beyond the Change in Control.

         The retention agreement generally provides for payment of severance benefits if Mr. Das is terminated following a Change in Control during the term of the retention agreement, unless the termination is due to his death or disability, is made by us for cause, or is made by him other than for good reason. The retention agreement also contains certain provisions regarding a "Change in Control" as defined Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act, whether or not we are then subject to such reporting requirement. A Change in Control will be deemed to have occurred if:

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

         (iii) the business or businesses of our company for which the services principally performed by the executive are disposed of by us pursuant to a partial or complete liquidation of our company, a sale of assets (including stock of a subsidiary) of our company, or otherwise; or

         (iv) during any period of two consecutive years during the term of the agreement, individuals who, at the beginning of such period constitute the board of directors, cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period. However, no transaction that effects a mere reincorporation of our company or reorganizes our company will be considered a "Change in Control" for purposes of these agreements.

         Following a Change in Control during the term of the retention agreement, Mr. Das will be entitled to:

         (a) during a period of disability, receive base salary at the rate in effect at the commencement of the disability period until we terminate the retention agreement in accordance with its terms;

         (b) if termination is by us for cause, by Mr. Das other than for good reason, or due to death, disability or retirement, receive full base salary plus other amounts otherwise due through the date of termination;

         (c) if termination is by us other than for cause, retirement or disability, or by Mr. Das for good reason, receive:

         o full base salary plus other amounts otherwise due through the date of termination;
         o vesting of all unvested benefits Mr. Das has accrued under any stock option, retirement or deferred compensation plan, program or agreement of our company in which Mr. Das participates, payable subject to the same actuarial and interest factors applicable and in accordance with the options available and selected by Mr. Das under such plans or programs.
         o a lump sum severance payment equal to the sum of Mr. Das' annual base salary in effect immediately prior to the occurrence of the circumstance that gives rise to the termination ("Circumstance") plus the bonus paid to Mr. Das during the twelve calendar months preceding the Circumstance;
         o for twelve months after termination, receive for Mr. Das and his dependents life, disability, accident and health insurance benefits substantially similar to those received immediately prior to the notice of termination, provided that Mr. Das must continue to make the required employee contribution payments; and
         o payment of legal fees and expenses incurred by Mr. Das as a result of the termination.

         The retention agreement provides that the severance payment to Mr. Das will be reduced if and to the extent that any payment or benefit received or to be received by Mr. Das in connection with a change in control or the termination of his employment following a change in control would constitute an excess parachute payment as defined in Section 280G(b) of the Internal Revenue Code.

         On March 24, 2006, we entered into an employment agreement with Mr. Bruce Nelson, our Chief Financial Officer and Secretary. The employment agreement superseded and made void a retention agreement that we had entered into with Mr. Nelson in June 2005 on the same terms as the retention agreement described above. The employment agreement provides for an annual base salary of $127,000 per year, or such greater amount as may be established by our compensation committee, plus additional incentive cash compensation as follows:

         (a) A bonus payment equal to three months' salary, payable on the date of execution of the agreement, March 24, 2006;

         (b) A bonus payment equal to three months' salary, payable at the earlier of five days after we close the sale of any of our three remaining business units or April 21, 2006;

         (c) A bonus payment equal to three months' salary at the earlier of five days after we enter into a definitive agreement providing for a change in control transaction, which is defined as the merger of our company (or a subsidiary of ours) with any other company in which our stockholders immediately prior to the merger will (by virtue of the ownership of our stock) own less than 50% of the outstanding voting securities of the surviving entity (or parent thereof) immediately after the merger, five days after we deregister our securities under the Exchange Act, or July 31, 2006; and

         (d) A bonus payment equal to three months' salary plus an additional $20,000at the earlier of the completion of the sale of all three remaining business units, the closing of a change of control transaction, resignation of two or more members of our board of directors, including at least one of the independent members, or November 18, 2006.

         The foregoing not withstanding, if Mr. Nelson's employment is terminated for "good cause" or if he resigns without "good reason," Mr. Nelson shall not be entitled to receive any bonus payable after the effective date of such termination. If we terminate Mr. Nelson's employment without "good cause" or if Mr. Nelson dies or resigns for "good reason," then any unpaid bonus amounts will become immediately due and payable. The third and fourth bonus payments described above are to be placed into escrow and released to Mr. Nelson or his estate upon satisfaction of the conditions described above, or released back to us if Mr. Nelson's employment is terminated for "good cause" or without "good reason" prior to the relevant payment date.

         "Good cause" for us to terminate the agreement includes Mr. Nelson's material breach of the agreement, conviction of a crime involving moral turpitude or imprisonment, failure to cure within ten days after receiving a written notice regarding his continuing repeated failure or refusal to perform his material and lawful duties required by the agreement or regarding his gross negligence, insubordination, disloyalty or other material misconduct.

         "Good reason" for Mr. Nelson to terminate the agreement includes a reduction from Mr. Nelson's title as Chief Financial Officer, or our material breach of the agreement or failure to provide Mr. Nelson with adequate staff or continued benefits.

         The agreement also provides that Mr. Nelson is entitled to three weeks of paid vacation each year and standard employee medical and hospital insurance. If Mr. Nelson's employment terminates other than for "good cause" or without "good reason," then Mr. Nelson or his estate will be entitled to receive $500 per month until the earlier of six months from the date of termination or November 18, 2006.

         The agreement contains restrictions on Mr. Nelson's disclosure and use of confidential company information and property and an assignment to us of intellectual property rights relating to Mr. Nelson's activities at our company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP TABLE

     GENERAL

         As of June 22, 2006, 19,235,041 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

         o        each of our directors;
         o each of our current named executive officers listed in the summary compensation table;
         o        all of our directors and executive officers as a group; and
         o each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table.

         Except as indicated below, the address for each named beneficial owner is the same as ours. The information with respect to each person is as supplied or confirmed by such person or based upon statements filed with the SEC. The inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership. Percentages shown as an asterisk represent less than 1.0%.

         Beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the SEC, and generally includes voting or investment power with respect to securities. Except as indicated below, we believe each holder possesses sole voting and investment power with respect to all of the shares of common stock shown below as owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options held by that holder that are currently exercisable or convertible or are exercisable or convertible within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for computing the percentage ownership of any other person or group.

          NAME AND ADDRESS                   AMOUNT AND NATURE OF BENEFICIAL              PERCENT OF CLASS
        OF BENEFICIAL OWNER                     OWNERSHIP OF COMMON STOCK                 OF COMMON STOCK
-------------------------------------        -------------------------------        ---------------------------
Amrit K. Das                                           2,570,018(1)                            13.4%
Koushik Dutta                                                  -                                -
Bruce K. Nelson                                                -                                -
D. Dean McCormick III                                          -                                -
Benedict A. Eazzetta                                           -                                -
Stanley W. Corbett                                             -                                -
Santanu K. Das                                         2,550,900                               13.3%
Sormistha Das                                          1,862,924                                9.7%
Peter Kellogg                                          3,835,800(2)                            19.9%
Diker GP, LLC, Diker Management LLC,
Charles M. Diker and Mark M. Diker                       967,424(3)                             5.0%
All directors and executive officers
as a group (7 persons)                                 5,120,918(4)                            26.6%

---------------
(1) Includes 1,279,759 shares of common stock held by the A. and P. Das Living Trust, of which trust Amrit Das is the trustee. Also includes 50,000 shares of common stock held by the Purabi Das Foundation, Inc., of which foundation Amrit Das is the trustee. Mr. Das disclaims beneficial ownership of the shares held by the foundation.
(2)    The address for Mr. Kellogg is 120 Broadway, New York, New York, 10271.
(3) Based on a Schedule 13G filed February 17, 2006, power to vote or dispose of the shares is shared by: Diker GP, LLC, as the general partner ("Diker GP") to Diker Value-Tech Fund, LP, the Diker Value Tech QP Fund, LP, the Diker Micro-Value Fund, LP, the Diker Micro-Value QP Fund, LP, the Diker Micro and Small Cap Fund, LP, and the Diker M&S Cap Master, Ltd. (collectively, the "Diker Funds"); Diker Management, LLC, as the investment manager of the Diker Funds with respect to the shares of common stock held by the Diker Funds ("Diker Management"); and Charles M. Diker and Mark N. Diker, as managing members of each of Diker GP and Diker Management, with respect to the shares of common stock subject to the control of Diker GP and Diker Management. Each of these persons disclaims all beneficial ownership, however, as affiliates of a registered investment adviser and, in any case, disclaims beneficial ownership except to the extent of their pecuniary interest in the shares. The address of each of these persons is 745 Fifth Avenue, Suite 1409, New York, New York 10151.
(4) Includes 50,000 shares of common stock that are held indirectly by Amrit Das and as to which Mr. Das disclaims beneficial ownership.

EQUITY COMPENSATION PLAN INFORMATION

         On December 29, 2005, we announced that our board of directors approved a cash distribution in the amount of $0.85 per share payable on January 27, 2006 to stockholders of record as of January 17. 2006. In connection with the distribution, the holders of options issued under the our stock option plans were notified that, in accordance with the terms of the plans, plan-related options would cease further vesting and then would terminate if not exercised prior to the ex-distribution date of January 30, 2006. As such, all options issued under the our stock option plans were cancelled on January 30, 2006. Holders of non-plan options and warrants that remained outstanding as of January 30, 2006 had an $0.85 per share reduction in their exercise prices of those options and warrants.

         The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of March 31, 2006. The existing equity compensation plans include our 1996 Stock Option Plan , 1997 Stock Plan, 1998 Stock Option Plan, 2000 Stock Option Plan, and 2003 Stock Option Plan (together "the option plans").

                                                                                           NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                                                                                          FUTURE ISSUANCE UNDER
                                   NUMBER OF SECURITIES TO BE     WEIGHTED AVERAGE         EQUITY COMPENSATION
                                     ISSUED UPON EXERCISE OF      EXERCISE PRICE OF          PLANS (EXCLUDING
                                     OUTSTANDING OPTIONS AND     OUTSTANDING OPTIONS      SECURITIES REFLECTED IN
          PLAN CATEGORY                   WARRANTS (1)              AND WARRANTS                 COLUMN (A))
---------------------------------  --------------------------   ---------------------   --------------------------
                                               (a)                       (b)                        (c)
 Equity compensation
   plans approved by
   security holders                             -                          -                     3,658,000
 Equity compensation
   plans not approved by
   security holders(2)                       427,500                      $0.42                     -
                                   --------------------------   ---------------------   --------------------------
 Total                                       427,500                      $0.42                  3,658,000
                                   ==========================   =====================   ===========================

------------------

(1) Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.
(2) Represents 225,000 warrants and 202,500 options outstanding under equity compensation plans not approved by security holders.

         Options outstanding under equity compensation plans that were not approved by security holders at March 31, 2006, were 202,500 at a weighted average exercise price per share of $0.23, including an option to purchase 200,000 shares granted to a former executive pursuant to a separation agreement, and options granted to consultants to purchase 2,500 shares for services rendered and to be rendered.

         Warrants outstanding under equity compensation plans that were not approved by security holders at March 31, 2006, were 225,000 at a weighted average exercise price per share of $0.58 issued as consideration for investor relations and business advisory services.

         There were no options outstanding under equity compensation plans approved by security holders at March 31, 2006 (see Note 4 "Stockholders' Equity" of Notes to Consolidated Financial Statements included in this report for further information regarding the option plans).


         The option plans permit grants of both incentive stock options and non-qualified stock options. Options under all plans generally vest over 3 years, though the vesting periods may vary from person to person, and are exercisable subject to continued service and other conditions.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On June 28, 2005, we and Laurus, who was then a secured creditor and beneficial owner of more than 5% of our outstanding common stock, entered into a waiver and extension pursuant to which Laurus waived our failure to meet a January 22, 2005 resale registration statement filing date deadline under a December 23, 2004 registration rights agreement and extended to September 1, 2005 a May 22, 2005 effectiveness date deadline imposed by that agreement in exchange for our payment to Laurus of $10,000 liquidated damages.

         In connection with our entry into the asset sale agreement with Bentley, we and Laurus entered into a Stand Still Agreement as of August 19, 2005. Under the Stand Still Agreement, Laurus consented to our entry into and consummation of the transactions contemplated by the sale agreement, temporarily agreed not to exercise any of its outstanding warrants, and agreed to release its security interest in the assets being sold, subject to Laurus being paid in full at the closing all of our obligations under the convertible promissory notes described below held by Laurus. The Stand Still Agreement did not, however, limit the right of Laurus to transfer or vote shares of our common stock.

         As of August 19, 2005, Peter R. Kellogg, a beneficial owner of more than 5% of our outstanding common stock, and Santanu K. Das each entered into a voting agreement with Bentley. Pursuant to the voting agreements, Mr. Kellogg and Mr. Das each delivered to Bentley irrevocable proxies that empowered two executive officers of Bentley to vote shares of common stock owned by Mr. Kellogg and Mr. Das, at any time prior to the earlier to occur of the consummation or termination of the Bentley asset sale agreement, in favor of approval and adoption of the agreement and approval of the asset sale contemplated by the asset sale agreement, against approval of any proposal that would result in a breach by us of the asset sale agreement, and against any proposal made in opposition to, or in competition with, consummation of the asset sale contemplated by the asset sale agreement.

         On November 18, 2005, we used part of the sale proceeds from the Bentley transaction to pay the remaining total outstanding debt and accrued interest owed to Laurus in the amount of approximately $2.25 million. This amount also included 4% prepayment penalty charges aggregating approximately $86,000. Upon receiving payment in full for all of our obligations under the convertible promissory notes held, Laurus released all financing statements filed against our assets. In addition, the revolving credit facility with Laurus was terminated.

         In October 2003, we borrowed $100,000 from Mr. Amrit Das, our Chief Executive Officer, and issued to him a 7.25% interest bearing unsecured promissory note. The proceeds were used for working capital. The principal along with the accrued interest was paid in full in August 2005.

         In June 2001, we entered into five-year employment agreements with each of Santanu Das, our then Chief Operating Officer and Executive Vice President; and Clara Young, our then Corporate Vice President, Chief Administrative Officer and Secretary. The agreements provided for minimum base annual salaries of $120,000 and $117,000, respectively, and contained terms similar to the other employment agreement discussed above. In June 2005, the annual salaries of Mr. Santanu Das and Ms. Young were increased to $165,000 and $123,000, respectively. In November 2005, Ms. Young received a cash bonus of $8,333, which had been contingent upon the closing of the asset sale to Bentley. Mr. Das and Ms. Young resigned from their positions with us effective November 18, 2006 due to their employment with Bentley. In March 2006, Mr. Das received a cash bonus of $25,000 in consideration for services he rendered in his capacity as an executive officer in connection with the asset sale to Bentley.

         Each of Mr. Amrit Das, Mr. Santanu Das, Mr. Nelson and Ms. Young (collectively, the "Executives"), were eligible to receive annual bonuses at the discretion of the compensation committee based upon achievement of certain operating income targets and contribution of the recipient to profitability during fiscal 2006. The annual discretionary bonuses were to be up to 50% of Mr. Santanu Das' base salary or up to 30% of the annual base salaries of the other three Executives. However, none of the Executives received any annual bonus under this arrangement.

         In June 2005, we entered into Change in Control and Executive Retention Agreements with each of Mr. Amrit Das, Mr. Santanu Das, Ms. Young and Mr. Nelson, on the terms described in Item 10 above with regard to Mr. Amrit Das' retention agreement. In connection with the asset sale to Bentley in November 2005, Mr. Santanu Das and Ms. Young terminated their employment agreements with us and were immediately employed by Bentley. Both Mr. Santanu Das and Ms. Young waived their rights to any claim under the retention agreements at that time. Mr. Nelson's retention agreement was terminated in connection with the execution of his employment agreement.

         In November 2005, Mr. Nelson received a cash bonus of $25,000, which had been contingent upon the closing of the asset sale to Bentley.

         We are a party to director and executive officer compensation arrangements, employment, change in control and retention agreements with related parties, as more particularly described in Item 10 of this report. In addition, Sormistha Das, who beneficially owned 9.7% of our outstanding shares of common stock as of June 22, 2006, and is the daughter of Mr. Amrit Das and sister of Santanu K. Das, serves as our assistant controller.

ITEM 13.      EXHIBITS.

  Exhibit
   Number                           Description
  --------                          -----------

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

    2.4 Asset Purchase Agreement dated September 23, 2004, between the registrant and Reliance Consulting, Inc. (3)

    2.5 Asset Purchase Agreement dated as of August 19, 2005 between netguru, Inc. and Bentley Systems, Incorporated ("Purchase Agreement") (18)

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

    10.6 Amendment No. 2 to Securities Purchase Agreement dated August 4, 2003, by and between the registrant and Laurus Master Fund, Ltd. (8)

    10.7 Amendment No. 2 to Secured Convertible Note dated August 4, 2003 by and between the registrant and Laurus Master Fund, Ltd. (8)

    10.8 Security Agreement dated December 4, 2003 by and between the registrant and Laurus Master Fund, Ltd. (9)

    10.9 Registration Rights Agreement dated December 4, 2003 by and between the registrant and Laurus Master Fund, Ltd. (9)

    10.10 Secured Convertible Note dated December 4, 2003 made by the registrant in favor of Laurus Master Fund, Ltd. (9)

  Exhibit
   Number                           Description
  --------                          -----------

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

    10.22 Employment Agreement dated June 1, 2001, by and between the registrant and Amrit K. Das (15) (#)

    10.23 Employment Agreement dated June 1, 2001, by and between the registrant and Clara Y. M. Young (15) (#)

    10.24 Employment Agreement dated June 1, 2001, by and between the registrant and Santanu Das (15) (#)

    10.25 Standard Industrial/Commercial Single-Tenant Lease-Net dated November 30, 1999 by and between Lowenberg Corporation and the registrant (16)

    10.26 Description of Salary and Bonus Programs for Executive Officers for Fiscal Year 2006 (17) (#)

    10.27   Description of Non-Employee Director Regular Compensation (#)

    10.28 Form of Change in Control and Executive Retention Agreement approved effective as of June 1, 2005 between netGuru, Inc. and each of Amrit K Das, Santanu Das, Clara Young and Bruce K. Nelson (17) (#)

    10.29 Form of Non-Qualified Stock Option Agreement dated June 7, 2005 between netGuru, Inc. and each non-employee director (17) (#)

    10.30 Waiver of Section 2(a) and Extension of Section 2(b) of Registration Rights Agreement dated June 28, 2005 (18)

  Exhibit
   Number                           Description
  --------                          -----------

    10.31 Asset Purchase Agreement dated as of August 19, 2005 between netguru, Inc. and Bentley Systems, Incorporated (18)

    10.32 Form of Transition Services Agreement entered into by and between netGuru, Inc. and Bentley Systems, Incorporated at the closing of Purchase Agreement (19)

    10.33 Voting Agreement dated as of August 19, 2005 by and between Bentley Systems, Incorporated and Peter R. Kellogg (19) (#)

    10.34 Voting Agreement dated as of August 19, 2005 by and between Bentley Systems, Incorporated and Santanu Das (19) (#)

    10.35 Stand Still Agreement dated as of August 19, 2005 by and between netGuru, Inc. and Laurus Master Fund, Ltd. (19)

    10.36 Summary of special compensation approved August 31, 2005 for executive officers and special committee members. (20) (#)

    10.37 Waiver and Termination of Agreement dated as of November 23, 2005 by and between netGuru, Inc. and Clara Young (21) (#)

    10.38 Waiver and Termination of Agreement dated as of November 28, 2005 by and between netGuru, Inc. and Santanu Das (21) (#)

    10.39 Employment Agreement dated March 24, 2006 by and between the registrant and Bruce K. Nelson (22) (#)

    21      Subsidiaries of the registrant

    23 Consent of Independent Registered Public Accounting Firm (Haskell & White LLP)

    31.1 Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------

(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

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

(8) Filed as an exhibit to the registrant's Form 8-K for July 25, 2003 that was filed with the SEC on August 7, 2003 (File No. 0-28560), and incorporated herein by reference.

(9) Filed as an exhibit to the registrant's registration statement on Form S-3 that was filed with the SEC on January 6, 2004 (File No. 333-112181), and incorporated herein by reference.

(10) Filed as an exhibit to the registrant's Form 8-K for April 27, 2004 that was filed with the SEC on June 3, 2004 (File No. 0-28560), and incorporated herein by reference.

(11) Filed as an exhibit to the registrant's Form 8-K for December 23, 2004 that was filed with the SEC on December 30, 2004 (File No. 0-28560), and incorporated herein by reference.

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

(19) Filed as an exhibit to the registrant's current report on Form 8-K for August 18, 2005 that was filed with the SEC on August 24, 2006 (File No. 0-25860), and incorporated herein by reference.

(20) Filed as an exhibit to the registrant's current report on Form 8-K for August 31, 2005 that was filed with the SEC on September 6, 2005 (File No. 0-25860), and incorporated herein by reference.

(21) Filed as an exhibit to the registrant's Form 10-QSB for December 31, 2005 that was filed with the SEC on February 21, 2006 (File No. 0-25860), and incorporated herein by reference.

(22) Filed as an exhibit to the registrants current report on Form 8-K for March 24, 2006 that was filed with the SEC on March 30, 2006 (File No. 0-25860), and incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table presents fees for professional services rendered by Haskell & White LLP ("Haskell & White") for the years ended March 31, 2006 and 2005:

                                                       2006             2005
                                                    ----------       ----------
  Audit Fees (1)                                    $ 190,000        $ 119,000
  Audit-Related Fees (2)                                    -                -
  Tax Fees (3)                                              -                -
  All Other Fees (4)                                        -                -
                                                    ----------       ----------
      Total                                         $ 190,000        $ 119,000
                                                    ==========       ==========

------------------

(1) Audit Fees: Includes fees for professional services performed by Haskell & White in fiscal 2006, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-3 or Form S-8.
(2) Audit-Related Fees: Haskell & White did not provide any audit-related services.
(3) Tax Fees: Haskell & White did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from "Audit-Related" items.
(4) All Other Fees: Haskell & White did not provide other permissible work for us that does not meet the above category descriptions.

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

                         NETGURU, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


1. Report of Independent Registered Public Accounting Firm...................F-2

2. Consolidated Financial Statements:

     Consolidated Balance Sheet as of March 31, 2006.........................F-3

     Consolidated Statements of Operations for the years ended
     March 31, 2006 and 2005.................................................F-4

     Consolidated Statements of Stockholders' Equity and
     Comprehensive Loss for the years ended
     March 31, 2006 and 2005.................................................F-6

     Consolidated Statements of Cash Flows for the years ended
     March 31, 2006 and 2005.................................................F-7

     Notes to Consolidated Financial Statements..............................F-9

                                    REPORT OF


                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
netGuru, Inc.:

We have audited the accompanying consolidated balance sheet of netGuru, Inc. and subsidiaries as of March 31, 2006 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of netGuru, Inc. and subsidiaries as of March 31, 2006, and the results of their operations and their cash flows for each of the years ended March 31, 2006 and 2005, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has experienced losses and negative cash flows from operations, sold a significant portion of its operating assets and made a partial liquidating distribution to stockholders during the year ended March 31, 2006 and is contemplating the sale of additional operating assets; all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   /s/ HASKELL & WHITE LLP

June 26, 2006
Irvine, California

                                       NETGURU, INC. AND SUBSIDIARIES


                                         Consolidated Balance Sheet
                                               March 31, 2006
                             (In thousands, except share and per share amounts)


                                                   ASSETS

Current assets:
    Cash and cash equivalents                                                                       $  2,749
    Restricted cash                                                                                    1,217
    Accounts receivable (net of allowance for doubtful accounts of $275)                                 882
    Note receivable                                                                                      103
    Deposits                                                                                              69

    Prepaid expenses and other current assets                                                            754
                                                                                                    --------

           Total current assets                                                                        5,774

Property, plant and equipment, net (Note 2)                                                            1,053

Other assets                                                                                             109
                                                                                                    --------
           Total assets                                                                             $  6,936
                                                                                                    ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital lease obligations, net of discount of $18         $    192
    Accounts payable                                                                                     314
    Income tax payable                                                                                    60
    Accrued expenses                                                                                     910
    Deferred revenues                                                                                    207

    Accrued settlement for REI sale (Note 13)                                                            760
    Other liabilities                                                                                     53
                                                                                                    --------

           Total current liabilities                                                                   2,496

Long-term debt and capital lease obligations, net of current portion                                     194
Deferred gain on sale-leaseback (Note 2)                                                                 608
                                                                                                    --------

           Total liabilities                                                                           3,298
                                                                                                    --------

Commitments and contingencies  (Note 7)
Subsequent event (Note 13)

Stockholders' equity:
    Preferred stock, par value $.01; authorized 5,000,000 shares; no shares issued and                    --
      outstanding
    Common stock, par value $.01; authorized 150,000,000 shares; 19,235,041 shares issued
      and outstanding                                                                                    192
    Additional paid-in capital                                                                        20,685
    Accumulated deficit                                                                              (16,563)
    Accumulated other comprehensive loss:
      Cumulative foreign currency translation adjustments                                               (676)
                                                                                                    --------

           Total stockholders' equity                                                                  3,638
                                                                                                    --------

                                                                                                    $  6,936
                                                                                                    ========

                        See accompanying notes to consolidated financial statements.






                               NETGURU, INC. AND SUBSIDIARIES

                            Consolidated Statements of Operations
                             Years ended March 31, 2006 and 2005
                     (In thousands, except share and per share amounts)


                                                                  2006             2005
                                                              -----------      ------------

Net revenues:
    Collaborative software products and services              $       969      $        748

    IT services                                                     2,902             3,801
                                                              -----------      ------------
           Total net revenues                                       3,871             4,549
                                                              -----------      ------------

Cost of revenues:
     Collaborative software products and services                     104                73

    IT services                                                     2,138             2,486
                                                              -----------      ------------
           Total cost of revenues                                   2,242             2,559

                                                              -----------      ------------
           Gross profit                                             1,629             1,990
                                                              -----------      ------------

Operating expenses:
    Selling, general and administrative                             3,639             3,257
    Research and development                                          496               543
    Bad debt expense                                                  369               236
    Depreciation                                                      328               343

     Impairment charge (Note 12)                                    2,924                --
                                                              -----------      ------------

           Total operating expenses                                 7,756             4,379
                                                              -----------      ------------

           Operating loss                                          (6,127)           (2,389)
                                                              -----------      ------------

Other expense (income):
    Interest, net                                                     543               504
    Other                                                            (147)             (109)

                                                              -----------      ------------
           Total other expense                                        396               395
                                                              -----------      ------------

Loss from continuing operations before income taxes                (6,523)           (2,784)

Income tax expense                                                     45                 7
                                                              -----------      ------------
     Loss from continuing operations                               (6,568)           (2,791)
                                                              -----------      ------------

Discontinued operations (Note 10):
(Loss) income from discontinued operations (Note 10)                 (258)            1,886

Gain on sale of business, net of taxes (Note 10)                   21,495               117
                                                              -----------      ------------
       Income from discontinued operations                         21,237             2,003
                                                              -----------      ------------

              Net income (loss)                               $    14,669      $       (788)

                                (continued on following page)

                See accompanying notes to consolidated financial statements.






                               NETGURU, INC. AND SUBSIDIARIES

                            Consolidated Statements of Operations
                             Years ended March 31, 2006 and 2005
                     (In thousands, except share and per share amounts)


                                                                  2006             2005
                                                              -----------      ------------
Basic income (loss) per common share:
     Loss per common share from continuing operations         $    (0.34)      $      (0.15)
     Income from discontinued operations                            1.11               0.11
     Basic income (loss) per common share                     $     0.77       $      (0.04)

Diluted income (loss) per common share:
     Loss per common share from continuing operations         $    (0.34)      $      (0.15)
     Income from discontinued operations                            1.11               0.11
     Diluted income (loss) per common share                   $     0.77       $      (0.04)

Weighted average shares used in computing:
       Basic loss per common share                             19,120,661        18,857,866
       Diluted loss per common share                           19,184,160        18,857,866

                See accompanying notes to consolidated financial statements.






                                                   NETGURU, INC. AND SUBSIDIARIES

                               Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                                                Years ended March 31, 2006 and 2005
                                               (In thousands, except share amounts)


                                             COMMON STOCK                                                                   TOTAL
                                         ----------------------   ADDITIONAL                                  TOTAL        COMPRE-
                            PREFERRED     NUMBER        PAR        PAID IN     ACCUMULATED   ACCUMULATED   STOCKHOLDERS'   HENSIVE
                              STOCK      OF SHARES     VALUE       CAPITAL       DEFICIT        OTHER         EQUITY       (LOSS)
                            ----------   ----------  ----------   ----------    ----------    ----------    ----------    ---------
Balance,
  March 31, 2004                    --    8,087,154         181       35,352       (30,444)         (683)        4,406
   Net loss                         --           --          --           --          (788)           --          (788)   $    (788)
   Foreign currency
   translation                      --           --          --           --            --           140           140          140
                            ----------   ----------  ----------   ----------    ----------    ----------    ----------    ---------
Comprehensive loss for
   the year ended March
   31, 2005                         --           --          --           --          (788)          140            --    $    (648)
                                                                                                                          =========
Issuance of common stock            --      930,000           9        1,286            --            --         1,295
Exercise of warrants                --      100,000           1           99            --            --           100
Issuance of warrants and
   options                          --           --          --          103            --            --           103

Compensation expense                --           --          --           29            --            --            29
                            ----------   ----------  ----------   ----------    ----------    ----------    ----------
Balance, March 31, 2005             --   19,117,154  $      191   $   36,869    $  (31,232)   $     (543)   $    5,285
   Net income                       --           --          --           --        14,669            --        14,669    $  14,669
   Foreign currency
   translation                      --           --          --           --            --          (133)         (133)        (133)
                            ----------   ----------  ----------   ----------    ----------    ----------    ----------    ---------
Comprehensive loss for
   the year ended March
   31, 2006                         --           --          --           --        14,669          (133)           --    $  14,536
                                                                                                                          =========
Cash distribution                   --           --          --      (16,250)           --            --       (16,250)
Exercise of warrants                --      117,887           1           (1)           --            --            --
Compensation expense                --           --          --           67            --            --            67
                            ----------   ----------  ----------   ----------    ----------    ----------    ----------
Balance, March 31, 2006             --   19,235,041  $      192   $   20,685    $  (16,563)   $     (676)   $    3,638
                            ==========   ==========  ==========   ==========    ==========    ==========    ==========

               See accompanying notes to consolidated financial statements.





                                        NETGURU, INC. AND SUBSIDIARIES


                                     Consolidated Statements of Cash Flows
                                      Years ended March 31, 2006 and 2005
                                                (In thousands)

                                                                                   2006                2005
                                                                                 --------             -------
Cash flows from operating activities:
    Net income (loss)                                                            $ 14,669             $  (788)
      Less: (Loss) income from discontinued operations                               (258)              1,886
      Less: Gain on sale                                                           21,495                 117
                                                                                 --------             -------
    Loss from continuing operations                                                (6,568)             (2,791)
    Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
        Depreciation and amortization                                                 328                 412
        Tax expense allocation to discontinued operations                            (608)                 --
        Bad debt expense                                                              369                 236
        Impairment charge -goodwill                                                 2,924                  --
        Expense recognized on issuance of stock, stock options and warrants            67                  86
        Amortization of discount on loan                                              403                 227
        Loss on disposal of property                                                   --                  19
        Changes in operating assets and liabilities:
          Accounts receivable                                                         307                (418)
          Notes and related party loans receivable                                    (92)                 24
          Income tax receivable                                                         8                  (8)
          Prepaid expenses and other current assets                                   313                (236)
          Deposits                                                                     25                 (29)
          Other assets                                                                 35                  --
          Accounts payable                                                            142                (223)
          Accrued expenses                                                            375                 (22)
          Income taxes payable                                                         36                 (32)
          Other current liabilities                                                    (6)                 (6)
          Deferred revenues                                                          (201)                239
          Deferred gain on sale-leaseback                                             (70)                (70)
                                                                                 --------             -------

                  Net cash used in operating activities                            (2,213)             (2,592)
                                                                                 --------             -------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                        (357)               (150)
    Proceeds from sale of equipment                                                    --                  37
    Sale of short-term investment                                                      --                 100
    Payments to acquire companies, net of cash                                         --                 (76)
    Increase in restricted cash                                                    (1,157)                (62)
    Proceeds from sale of discontinued operations                                  23,500                 286
                                                                                 --------             -------

                  Net cash provided by investing activities                        21,986                 135
                                                                                 --------             -------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                           --               3,035
    Financing fees                                                                     --                 (21)
    Repayment of long-term debt                                                    (3,812)               (754)
    Payment of capital lease obligations                                             (189)               (111)
    Issuance of common stock                                                           --                 100
    Cash distribution to shareholders                                             (16,250)                 --
                                                                                 --------             -------

                  Net cash (used in) provided by financing activities             (20,251)              2,249
                                                                                 --------             -------

    Effect of exchange rate changes on cash and cash equivalents                      (53)                278
                                                                                 --------             -------

                  Net cash (used in) provided by continuing operations               (531)                 70
                                                                                 --------             -------
                                       (continued on the following page)

                         See accompanying notes to consolidated financial statements.





                                        NETGURU, INC. AND SUBSIDIARIES

                               Consolidated Statements of Cash Flows (Continued)
                                      Years Ended March 31, 2006 and 2005
                                                (In thousands)

                                                                                   2006                2005
                                                                                 --------             -------
Cash flows from discontinued operations (Revised - See Note 15)
     Cash provided by operating activities                                           (214)              2,232
     Cash used in investing activities                                               (115)               (309)
     Cash used in financing activities                                                (10)                (20)
                                                                                 --------             -------
                  Net cash (used in) provided by discontinued operations             (339)              1,903
                                                                                 --------             -------

Cash and cash equivalents, beginning of period                                      3,619               1,646
                                                                                 --------             -------
Cash and cash equivalents, end of period                                        $   2,749             $ 3,619
                                                                                =========             =======

Supplemental disclosure of cash flow information: Cash paid for:
      Interest                                                                  $     287             $   396
                                                                                =========             =======
      Income taxes                                                              $     590             $    77
                                                                                =========             =======

Supplemental disclosure of non-cash investing and financing activities:
    Acquisition of equipment under capital leases                               $      27             $   118
    Repayment of convertible debt with common stock                             $       -             $ 1,209
    Issuance of warrants                                                        $       -             $   103
     Acquisition of a company:
          Net assets acquired                                                   $       -             $    54
          Net liabilities assumed                                               $       -             $    29
          Promissory note issued toward consideration, net of discount          $       -             $   108
          Common stock issued toward consideration                              $       -             $    23


                         See accompanying notes to consolidated financial statements.

                                                      F-8

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         netGuru, Inc. (the "Company") was incorporated in 1981 in the state of New Jersey and reincorporated in the state of Delaware in 1996 under the name Research Engineers, Inc. Effective February 18, 2000, the Company's name was changed to netGuru.com. Effective February 25, 2000, the Company's name was changed to netGuru, Inc. netGuru is an integrated Internet technology and services company providing collaborative software products and services and information technology ("IT") services.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At March 31, 2006, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations approximated their fair value, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date. The estimated fair value of the Company's long-term debt payable at March 31, 2006, determined by using the effective rate of interest on this indebtedness, was approximately $92,000.

         FOREIGN CURRENCY TRANSLATION

         The financial condition and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at the fiscal year-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective fiscal years. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive (loss) in the consolidated statements of stockholders' equity and comprehensive loss. Gains and losses resulting from foreign currency transactions are included in operations and are not material for fiscal 2006 and 2005.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


         CASH AND CASH EQUIVALENTS

         The Company considers all liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances at financial institutions that management believes possesses high-credit quality. Although a portion of the related cash balances are federally insured, the Company maintains amounts on deposit in excess of federally insured limits.

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

         The Company is required to perform reviews for impairment annually, or more frequently when events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill will be incorrect. In addition, the Company's results of operations could be materially affected by the write-down of the carrying amount of goodwill to its estimated fair value.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


         The Company assessed the fair value of its two reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques. Given consideration of relevant factors, such as the decline in revenue of these reporting units as well as the negative impact on projected cash flows due to total operating costs being charged to the remaining operations after the REI sale, the Company concluded that as of December 31, 2005, impairment write-downs in the Company's IT services division and collaborative service division were required. In accordance with the provisions of SFAS No. 142, the Company recorded an impairment charge of $2,924,000 during the three months ended December 31, 2005. The amount of the write-down represented the excess of the carrying amounts of goodwill over their fair value. As of March 31, 2006, the Company had no remaining goodwill balance.

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


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

         Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to nine months. The Company did not have any fixed price contracts at March 31, 2006. Other products and services sold via Internet portals, where the Company is an agent, are recognized net of purchase costs when the products and services are delivered and collection is reasonably assured.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on its analysis of their credit history. The Company reviews its accounts receivable balances and the collectibility of these balances on a periodic basis. Based on the Company's analysis of the length of time that the balances have been outstanding, the pattern of customer payments, the Company's understanding of the general business conditions of its customers and its communications with their customers, the Company estimates the recoverability of these balances. When recoverability is uncertain, the Company records bad debt expenses and increases the allowance for accounts receivable by an amount equal to the amount estimated to be unrecoverable. If the historical data the Company uses to calculate the allowance provided for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company's future results of operations could be materially affected.

         CONCENTRATION OF SALES AND CREDIT RISK

         The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable balances. One of the Company's customers, Course Technology, Inc., accounted for more than 10% of the Company's consolidated net sales in fiscal 2006. Course Technology accounted for approximately 14.0% and 14.3% of the Company's consolidated net sales, excluding discontinued operations in fiscal 2006 and 2005, respectively. In fiscal 2005, Deutsche Bank accounted for approximately 12.9% of the Company's consolidated net sales. No other customers accounted for more than 10% of consolidated net sales.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


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

          As required by SFAS No. 123, the Company discloses below the pro forma effect on operations, and the Black-Scholes option pricing model assumption information for stock options, as if compensation costs were recorded at the estimated fair value of the stock options granted (dollars in thousands, except amounts per share):

         For the fiscal years ended March 31,                                2006         2005
                                                                         -----------   ----------

         Net income (loss) - as reported                                 $    14,669   $     (788)
         Deduct: Stock-based compensation expense determined under
             the fair value based method for all awards, net of tax

                                                                                  84          283

                                                                         -----------   ----------
         Net income (loss) - pro forma                                   $   (14,585)  $   (1,071)
                                                                         ===========   ==========

         Basic and diluted net income (loss) per share -
             as reported                                                 $      0.77   $    (0.04)

              pro forma
                                                                                0.76        (0.06)

         Weighted average fair value of options granted                  $      1.02   $     1.38

         Black-Scholes option pricing model assumptions:
                  Dividend yield                                                  --           --
                  Expected volatility                                             81%          81%
                  Risk-free interest rate                                        4.3%         4.3%
                  Expected option lives (in years)                               7.0          6.7

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

         RECLASSIFICATIONS

         Certain reclassifications have been made to the fiscal 2005 condensed consolidated financial statements to conform to the fiscal 2006 presentation. The primary reclassifications relate to the separate reporting for the discontinued operations of the REI business and STAAD product lines.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


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

         SHARE-BASED PAYMENT

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. For small businesses, SFAS No. 123(R) is effective for the first quarter of the first fiscal year beginning after December 15, 2005 and thus, became effective for the Company in the first quarter of fiscal 2007. Retroactive application of the provisions of SFAS No. 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the effect of adopting SFAS No. 123(R) and the Company's management believes the adoption of SFAS No. 123(R), will not have a material effect on the Company's consolidated results of operations. However, management has not yet determined the actual effect of the accounting for stock option and related income tax components.

         ACCOUNTING CHANGES AND ERROR CORRECTIONS

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." The standard changes the requirements for accounting for and reporting of a voluntary change in accounting principle, requiring a retrospective application to prior periods' financial statements of the change in principle unless it is impracticable rather than the recording of a cumulative effect of the change in accounting principle in net income in the year of change. The standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

(2)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, as of March 31, 2006 consisted of the following (in thousands):

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


                Land                                             $      26
                Buildings and leasehold improvements                   929
                Office and computer equipment, software
                    and furniture                                    2,962
                Assets under capital lease                             882
                Automobiles                                            129
                                                                 ---------
                                                                     4,928
                Less accumulated depreciation and amortization      (3,875)
                                                                 ---------
                Property, plant and equipment, net               $   1,053
                                                                 =========

         On December 15, 1999, the Company consummated a sale and leaseback transaction involving its Yorba Linda, California facility. Concurrent with the sale, the Company entered into a fifteen-year operating lease on the facility. The net book value of the land and building and the related mortgage were removed from the Company's consolidated balance sheet and the lease payments are being charged to expense as incurred. The gain on the sale transaction of $1,047,000 has been deferred and is being recognized on a straight-line basis over the period of the lease as a reduction in lease expense. The deferred gain, net of accumulated amortization, was $608,000 as of March 31, 2006.

         The Yorba Linda office sale-leaseback was assigned to Bentley Systems, Incorporated ("Bentley") on November 17, 2005 as part of the sale. Effective as of that date, the Company assigned to Bentley all of its right, title, and interest in and to the lease. Bentley assumed all of the Company's obligations under the lease, and agreed to make all payments and to perform all covenants and agreements of tenant under the lease, however the assignment did not alter the primary responsibility of the Company for the payment of rent if Bentley defaults or breaches the lease assignment. As such, the deferred gain on the sale-leaseback that was recorded in November 1999 remains on the balance sheet as a liability and is being recognized over the remaining period of the original lease.

(3)      LONG-TERM DEBT

         In connection with the Company's entry into the Asset Purchase Agreement with Bentley described in note 10, the Company and Laurus Master Fund, Ltd., ("Laurus"), then a secured creditor and beneficial owner of more than 5% of the Company's outstanding common stock, entered into a Stand Still Agreement as of August 19, 2005. Under the Stand Still Agreement, Laurus consented to the Company's entry into and consummation of the transactions contemplated by the Asset Purchase Agreement, temporarily agreed not to exercise any of its warrants, and agreed to release its security interest in the assets being sold, subject to Laurus being paid in full at the closing all of the Company's obligations under the convertible promissory notes described below held by Laurus. The Stand Still Agreement did not, however, limit the right of Laurus to transfer or vote shares of the Company's common stock.

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


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

         As of November 18, 2005, there was an outstanding principal balance of $850,000 and accrued interest of approximately $3,000 on the 2004 Note. On November 18, 2005, the Company paid the entire amount of outstanding debt and accrued interest on the 2004 Note. In addition, the Company was charged a 4% pre-payment penalty fee in the amount of $34,000. The total amount that was paid for the 2004 Note was approximately $887,000. On the day the note was paid off, the Company expensed the remaining unamortized discount to interest expense in the amount of approximately $124,000.

         Long-term debt, including capital lease obligations, consisted of the following at March 31, 2006 (dollars in thousands):

         Capital lease obligations maturing at dates ranging from
            June 2008 to May 2009, secured by the leased assets        $    312

         Note payable, at an imputed interest rate of 14.5% per
            annum, principal and accrued interest
            due on or before April 1, 2007                                   75
         Other                                                               17
                                                                       --------
                 Total long-term debt before unamortized discount           404
                            Less: Unamortized discount                      (18)
                                                                       --------
                       Long-term debt                                       386
                      Less: current portion                                 192
                                                                       --------
                                                                       $    194
                                                                       ========

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


         The long-term debt, excluding unamortized discount, and capital lease obligations mature in each of the following years ending March 31 (in thousands):

                                                 LONG-TERM DEBT   CAPITAL LEASE
                                                                   OBLIGATIONS
                                                 --------------   -------------

           2007                                  $          75    $         176
           2008                                              3              139
           2009                                              3               56
           2010                                              3                8
           2011                                              4                -
           Thereafter                                        4                -
                                                 --------------   -------------
           Total minimum payments                $          92    $         379
                                                 ==============

           Less amount representing interest                                (67)
                                                                  -------------
           Present value of minimum capital
              lease payments                                      $         312
                                                                  =============

(4)      STOCKHOLDERS' EQUITY

         On December 29, 2005, the Company announced that its board of directors approved a cash distribution in the amount of $0.85 per share payable on January 27, 2006 to stockholders of record as of January 17, 2006. The distribution followed the Company's sale of the assets of its REI business and STAAD product lines on November 18, 2005 and the board of directors' subsequent decision to distribute substantially all of the net proceeds of the sale after repaying debt and setting aside reserves for taxes, continuing operations, and other contingencies. In connection with the distribution, all holders of options issued under the Company's stock option plans were notified that, in accordance with the terms of the plans, plan-related options would cease further vesting and then would terminate if not exercised prior to the ex-distribution date of January 30, 2006.

         Holders of non-plan options and warrants that remained outstanding on the ex-distribution date had an $0.85 per share reduction in their exercise prices of those options and warrants on January 30, 2006. As of that date all outstanding warrants and non-plan options were re-priced to reflect the $0.85 reduction. The Company was deemed to have cancelled the original warrants and options and issued new warrants and options of greater value, incurring additional compensation cost for that incremental value. The remaining expected life of the modified warrants and options remained the same and was not modified. Total compensation expense recorded for the re-priced warrants and options was $67,000.

         WARRANTS

         The Company has issued warrants in the past relating to certain acquisitions, issuances of stock, financing activities and as consideration for services to the Company.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


         The following table summarizes the fair value of the re-priced warrant issuances and the assumptions used in determining fair value:


             Original     Re-price                    Exercise      Estimated                              Fair value
              Grant         Grant      Number of      price per        life                  Risk-free         of
              date           date      warrants         share       (in years)  Volatility      rate        warrants(a)
          -------------------------------------------------------------------------------------------------------------
          December 2002    January         200,000   $0.91-$1.55        1.9          135%        4.69%         $43,283
                           2006

          July 2003        January         180,000   $0.65 -$1.04       2.5          135%        4.66%         $49,320
                           2006

          December 2003    January         225,000   $0.50-$0.65        2.9          135%        4.65%         $70,823
                           2006

          December 2004    January         130,000      $0.71           3.9          135%        4.66%         $44,135
                           2006

(a) Fair value was determined using the Black-Scholes option-pricing model.

         The following table summarizes the warrant activity (number of shares in thousands):

                                                 NUMBER OF
                                             SHARES UNDERLYING      WEIGHTED AVERAGE
                                                  WARRANTS           EXERCISE PRICE
                                             -----------------      ----------------

          Outstanding at March 31, 2004            1,435            $      9.38
          Issued                                     130                   1.56
          Exercised                                 (100)                  1.00
          Forfeited                                 (310)                 33.10
                                             -----------------

          Outstanding at March 31, 2005            1,155                   2.85
          Issued                                       -                      -
          Re-priced                                  970                   0.70
          Exercised                                 (160)                  0.15
          Forfeited                               (1,230)                  2.73
                                             -----------------
          Outstanding at March 31, 2006              735            $      0.79
                                             =================

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


         The following table summarizes warrants outstanding and exercisable by price range at March 31, 2006:

                                              WARRANTS OUTSTANDING                      WARRANTS EXERCISABLE
                                ------------------------------------------------  -------------------------------
                                                WEIGHTED-AVERAGE
                                                   REMAINING       WEIGHTED-                          WEIGHTED-
           RANGE OF EXERCISE      NUMBER OF       CONTRACTUAL       AVERAGE       EXERCISABLE AT       AVERAGE
                PRICES             SHARES            LIFE        EXERCISE PRICE   MARCH 31, 2006   EXERCISE PRICE
           -----------------    --------------    -----------    --------------   --------------   --------------
         $  0.00 - $  0.50           50,000            2.8             $0.50           50,000            $0.50
         $  0.50 - $  0.75          365,000            3.0             $0.65          365,000            $0.65
         $  0.75 - $  1.00          185,000            1.9             $0.87          185,000            $0.87
         $  1.00 - $  1.25          110,000            2.1             $1.13          110,000            $1.13
         $  1.25 - $  1.75           25,000            1.8             $1.55           25,000            $1.55
                                --------------                                   --------------
                Total               735,000                                           735,000
                                ==============                                   ==============

         At March 31, 2006, the range of exercise prices and the weighted average remaining contractual life of outstanding options were $0.50 to $1.55 and 2.5 years, respectively.

         STOCK OPTION PLANS

         The Company has adopted the following employee stock option plans:

                                                                                                       SHARES
                                                             ADOPTED             TERMINATES          AUTHORIZED
                                                          -------------        -------------         ----------
         NetGuru, Inc. 2003 Stock Option Plan (the
             "2003 Plan")                                 December 2003        December 2013          1,000,000
         NetGuru, Inc. 2000 Stock Option Plan (the
             "2000 Plan")                                 December 2000        November 2010          1,000,000
         Research Engineers, Inc. 1998 Stock Option
             Plan (the "1998 Plan")                       December 1998        November 2008          1,000,000
         Research Engineers, Inc. 1997 Stock Option
             Plan (the "1997 Plan")                       February 1997        February 2007            600,000
         Research Engineers, Inc. 1996 Stock Option
             Plan (the "1996 Plan")                        April 1996            April 2006             588,000

         Each plan provides for the granting of shares as either incentive stock options or non-qualified stock options. Options under all plans generally vest over 3 years, though the vesting periods may vary from option to option, and are exercisable subject to continued employment and other conditions. As of March 31, 2006, there were 1,000,000 options available for grant under the 2003 Plan, there were 999,000 options available for grant under the 2000 Plan, 883,000 options available for grant under the 1998 Plan, 377,000 options available for grant under the 1997 Plan, and 399,000 options available for grant under the 1996 Plan. There were no options outstanding and exercisable under any of the employee stock option plans as of March 31, 2006.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


         The following is a summary of activity related to all outstanding stock options (number of shares in thousands):

                                                                     WEIGHTED
                                                                     AVERAGE
                                                     NUMBER OF    EXERCISE PRICE
                                                      SHARES        PER OPTION
                                                     -----------  --------------
                                                         2,027         2.38
                Outstanding at March 31, 2004
                Granted                                    218         1.38
                Exercised                                    -             -
                Forfeited                                 (182)        2.28
                                                     -----------
                Outstanding at March 31, 2005            2,063         2.38
                Granted                                     45         1.02
                Re-priced                                  308         3.27
                Exercised                                    -             -
                Forfeited                               (2,078)        2.27
                                                     -----------
                Outstanding at March 31, 2006              338        $3.08
                                                     ===========

         The following table summarizes options outstanding and exercisable by price range at March 31, 2006:

                                       OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                          ------------------------------------------------  -------------------------------
                                          WEIGHTED-AVERAGE
                                             REMAINING       WEIGHTED-                          WEIGHTED-
     RANGE OF EXERCISE      NUMBER OF       CONTRACTUAL       AVERAGE       EXERCISABLE AT       AVERAGE
          PRICES             SHARES            LIFE        EXERCISE PRICE   MARCH 31, 2006   EXERCISE PRICE
     -----------------    --------------    -----------    --------------   --------------   --------------
      $  0.00 - $  1.00          208,490           3.2              $0.22          206,824     $     0.22
      $  1.00 - $  5.00           30,000           3.9              $1.12           30,000     $     1.12
      $  5.00 - $ 10.00          100,000           3.8              $9.61          100,000     $     9.61
                          --------------                                    --------------
             Total               338,490                                           336,824
                          ==============                                    ==============

         At March 31, 2006, the range of exercise prices and the weighted average remaining contractual life of outstanding options were $0.22 to $9.61 and 3.4 years, respectively.

(5)      RELATED PARTY TRANSACTIONS

         The Company and Laurus were parties to various debt financing arrangements, as described in Note 3.

         On June 28, 2005, the Company and Laurus, who was then a secured creditor and beneficial owner of more than 5% of our outstanding common stock, entered into a waiver and extension pursuant to which Laurus waived the Company's failure to meet a January 22, 2005 resale registration statement filing date deadline under a December 23, 2004 registration rights agreement and extended to September 1, 2005 a May 22, 2005 effectiveness date deadline imposed by that agreement in exchange for the Company's payment to Laurus of $10,000 liquidated damages.

         In connection with the Company's entry into the asset sale agreement with Bentley, the Company and Laurus entered into a Stand Still Agreement as of August 19, 2005. Under the Stand Still Agreement, Laurus consented to the Company's entry into and consummation of the transactions contemplated by the sale agreement, temporarily agreed not to exercise its outstanding warrants, and agreed to release its security interest in the assets being sold, subject to Laurus being paid in full at the closing all of our obligations under the convertible promissory notes described below held by Laurus. The Stand Still Agreement did not, however, limit the right of Laurus to transfer or vote shares of the Company's common stock.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


         As of August 19, 2005, Peter R. Kellogg, a beneficial owner of more than 5% of the Company's outstanding common stock, and Santanu K. Das each entered into a voting agreement with Bentley. Pursuant to the voting agreements, Mr. Kellogg and Mr. Das each delivered to Bentley irrevocable proxies that empowered two executive officers of Bentley to vote shares of common stock owned by Mr. Kellogg and Mr. Das, at any time prior to the earlier to occur of the consummation or termination of the Bentley asset sale agreement, in favor of approval and adoption of the agreement and approval of the asset sale contemplated by the asset sale agreement, against approval of any proposal that would result in a breach by us of the asset sale agreement, and against any proposal made in opposition to, or in competition with, consummation of the asset sale contemplated by the asset sale agreement.

         On November 18, 2005, the Company used part of the sale proceeds from the Bentley transaction to pay the remaining total outstanding debt and accrued interest owed to Laurus in the amount of approximately $2.25 million. This amount also included 4% prepayment penalty charges aggregating approximately $86,000. Upon receiving payment in full for all of the Company's obligations under the convertible promissory notes held, Laurus released all financing statements filed against the Company's assets. In addition, the revolving credit facility with Laurus was terminated.

         In October 2003, the Company borrowed $100,000 from Mr. Amrit Das, its Chief Executive Officer, and issued to him a 7.25% interest bearing unsecured promissory note. The proceeds were used for working capital. The principal along with the accrued interest was paid in full in August 2005.

         In June 2005, the Company entered into Change in Control and Executive Retention Agreements with each of Mr. Amrit Das, Mr. Santanu Das, Ms. Young and Mr. Nelson, on the terms described in Item 10 of the Company's Form 10-KSB for the fiscal year ended March 31, 2006 with regard to Mr. Amrit Das' retention agreement. In connection with the asset sale to Bentley in November 2005, Mr. Santanu Das and Ms. Young terminated their employment agreements with us and were immediately employed by Bentley. Both Mr. Santanu Das and Ms. Young waived their rights to any claim under the retention agreements at that time.

         In November 2005, Mr. Nelson received a cash bonus of $25,000, which had been contingent upon the closing of the asset sale to Bentley.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


         The Company is a party to director and executive officer compensation arrangements, employment, change in control and retention agreements with related parties, as more particularly described in Item 10 of the Company's Form 10-KSB for the fiscal year ended March 31, 2006. In addition, Sormistha Das is the daughter of Mr. Amrit
         Das and sister of Santanu K. Das and serves as the Company's assistant Controller.

(6)      RETIREMENT PLANS

         The Company and certain of its subsidiaries have adopted qualified cash or deferred 401(k) retirement savings plans. The domestic plan covers substantially all domestic employees who have attained age 21 and have had one year of service. Employees may contribute up to 14% of their compensation. The Company makes matching contributions to the plan of 37% to 50% of the employees' elective contributions for the first 6% of compensation. Employees in the Indian subsidiary contribute up to
          12% of their compensation and the Company matches 100% of that.
          For the years ended March 31, 2006 and 2005, Company contributions to the domestic retirement plans were approximately $55,000 and $76,000, respectively.

(7)      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company leases certain facilities and equipment under non-cancelable operating leases. The facility leases include options to extend the lease terms and provisions for payment of property taxes, insurance and maintenance expenses.

         At March 31, 2006, future minimum annual rental commitments under these lease obligations were as follows (in thousands):

                     Year ending March 31:
                         2007                             $          64
                         2008                                         -
                         2009                                         -
                         2010                                         -
                         2011                                         -
                         Thereafter                                   -
                                                          -------------
                                                          $          64
                                                          =============

         Rent expense was $124,000 and $113,000 for the years ended March 31, 2006 and 2005, respectively.

         LITIGATION

         ASH BRAHMA, ET AL. V. NETGURU, INC

         The Company was named as a defendant in a civil action commenced against it by plaintiffs Ash Brahma, Sujit Kumar, and Venture International on August 18, 2005, in the Commonwealth of Massachusetts, Essex County, Superior Court Department of the Trial Court, Civil Action No. 05-1446 B, entitled ASH BRAHMA, ET AL. V. NETGURU, INC.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


         In the Action, plaintiffs alleged breach of contract and fraud on the Company's part, and they sought alleged damages of $4,885,000. On October 5, 2005, the Company timely filed a Notice of Removal of the Action to the United States District Court, District of Massachusetts.

         On October 13, 2005, the Company filed its answer and counterclaim in the action. The Company denied any breach of contract or other wrongdoing on its part, and denied that plaintiffs were entitled to equitable relief or damages. The Company's counterclaim sought recission of contract and/or breach of contract, restitution and/or damages for consulting fees paid to plaintiffs, damages for time and money spent pursuant to the contract's alleged objectives (plus interest, costs and attorneys' fees).

         In an effort to resolve the case in a timely and cost effective manner the Company sought, and plaintiffs agreed, to early-stage mediation before a U. S. judge magistrate. The mediation was held on April 26, 2006, in the U. S. District Court in Boston. At mediation the case settled, in its entirety, for the sum of $50,000, in return for a dismissal with prejudice of all claims asserted by plaintiffs in their complaint, and comprehensive, mutual releases between the parties. The entire $50,000 settlement has been recorded under accrued expenses on the March 31, 2006 balance sheet.

         EOP-CENTRAL PARK PLAZA. LLC V. R-CUBE TECHNOLOGIES, INC.

         The Company's wholly-owned subsidiary, R-Cube Technologies, Inc. ("R-Cube") was named as a defendant in a civil action commenced against it by plaintiff EOP-Central Park Plaza, LLC ("EOP") on December 27, 2005, in Orange County Superior Court, Case No. 05NL25236, entitled, EOP-CENTRAL PARK PLAZA. LLC V. R-CUBE TECHNOLOGIES, INC.

         In the action, EOP alleged causes of action for (1) breach of contract;
         (2) open book account; and (3) account stated on the part of R-Cube, and seeks alleged damages of approximately $21,300. The Company denied any breach of contract or other wrongdoing and/or contended that its performance under the agreement was excused. The Company further denied that EOP is entitled to the claimed damages.

         Both R-Cube and EOP have reached a settlement agreement in principal. The agreement calls for the payment of $12,000 by R-Cube to EOP in exchange for dismissal of the action with prejudice. The settlement agreements was completed and executed on June 28, 2006.

         REPL V. VITAL COMMUNICATIONS, AND VITAL COMMUNICATIONS V. REPL
         (REPL was amalgamated into the Company's subsidiary, NetGuru Limited)

         The Company's wholly-owned India-based subsidiary, netGuru Limited (formerly Research Engineers Private Limited, "REPL") is a plaintiff in a civil action commenced by REPL and is a defendant in a counter suit by Vital Communications stemming from actions in 2001 in Tiz Hazari Court, India and Delhi High Court, India, SUIT NO. 256 OF 2001 LYING PENDING AT THE HIGH COURT OF DELHI, INDIA.

         In the actions, REPL alleges causes of action for breach of contract and seeks alleged damages of approximately $450,000. Vital Communications denies any breach of contract or other wrongdoing and/or contends and alleges that REPL is in breach of contract and is demanding $1,350,000 in damages. The Company further denies that Vital Communications is entitled to the claimed damages.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


         Both REPL and Vital Communications are engaged in settlement discussions. No reserves regarding this dispute have been recorded under accrued expenses in the March 31, 2006 consolidated balance sheet.

         AUTODESK, INC. V. NETGURU SYSTEMS LIMITED AND RESEARCH ENGINEERS PVT. LTD. (NetGUru Systems Limited and Research Engineers Pvt. Limited were amalgamated into the Company's subsidiary, NetGuru Limited)

         The Company's India based subsidiary, NetGuru Limited is a defendant in a civil action commenced against it by plaintiff Autodesk, Inc. ("Autodesk") on May 4, 2006, SUIT NO. 752 OF 2006, IN THE HIGH COURT OF DELHI, INDIA.

         In the action, plaintiffs alleged infringement of copyright on account of unlicensed use of software programs being utilized by the defendants. A settlement agreement is now in negotiations whereby the defendants would purchase all software programs allegedly being used and would agree to periodic audits by plaintiff over a period of 12 months.

         The Company anticipates the dispute will settle for approximately $120,000, which has been accrued under accrued expenses in the March 31, 2006 consolidated balance sheet. The Company anticipates that the settlement agreements will be completed and executed in July 2006.

         OTHER LITIGATION

         The Company is a party to various litigation arising in the normal course of business. Management believes the disposition of these matters will not have a material impact on the Company's consolidated financial condition or results of operations.

(8)      INCOME TAXES

         The components of loss from continuing operations before income taxes are as follows for the years ended March 31, (in thousands):

                                                         2006            2005

                        United States                $   (5,255)     $   (2,520)
                        Foreign                          (1,268)           (264)
                                                     ----------      ----------
                          Total                          (6,523)         (2,784)
                                                     ==========      ==========

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


         The (benefit) provision for taxes on income from continuing operations is comprised of the following for the years ended March 31, (in thousands):

                                                            2006         2005
                                                          --------     --------
                    Current:
                        Federal                           $     -      $      -
                        State                                  22             7
                        Foreign                                23            -
                                                          --------     --------
                                                               45            7
                    Deferred:
                        Federal                                 -             -
                        State                                   -             -
                        Foreign                                 -             -
                                                          --------     --------
                                                                -             -
                                                          --------     --------
                          Total                           $    45      $     7
                                                          ========     ========

         The reported (benefit) provision for taxes on income from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows for the years ended March 31, (in thousands):

                                                          2006          2005
                                                       -----------   ---------

              Income tax benefit at statutory rate     $   (2,218)   $   (218)
              State taxes, net of federal benefits             22           7
              Foreign income tax rate differential            454        (135)
              U.S. tax on foreign earnings,
                 previously deferred under APB 23               -         165
              Change in valuation allowance                 1,787         223
              Research and development credits                  -         (15)
                 Other                                          -         (20)
                                                       -----------   ---------
                    Total                              $       45    $      7
                                                       ===========   =========

       The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences for continuing operations at March 31 are as follows (in thousands):

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


                                                                           2006          2005
                                                                           ----          ----
                 Deferred tax assets:
                     Accrued vacation                               $        15          $ 58
                     Allowance for doubtful accounts                          8            56
                      Amortization of intangibles                             -         1,570
                      Net operating loss carryforwards                    3,414         7,871
                      Research and development credit
                         carryforwards                                      151           198
                     Alternative minimum tax credit
                          carryforwards                                     261             -
                      Gain on sale of property                              237           271
                      State taxes                                           119             -
                      Legal reserve                                          20             -
                      Other                                                   3             -
                                                                     -------------------------
                            Total deferred tax assets                     4,228        10,024
                            Less: valuation allowance                    (4,108)       (9,052)
                                                                     -------------------------
                            Net deferred tax assets                 $       120          $972
                                                                     =========================

                 Deferred tax liabilities:
                     Depreciation                                          (120)         (157)
                     U.S. tax on foreign earnings, net of
                        Foreign tax credit                                    -          (815)
                                                                     -------------------------
                            Total deferred tax liabilities          $      (120)         (972)
                                                                     -------------------------

         At March 31, 2006, the Company had tax net operating loss carryforwards of approximately $9.0 million for federal income tax purposes and $5.8 million for state income tax purposes, which expire at varying dates beginning in 2019 and 2007, respectively. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.

         In addition to the net operating loss carryforwards, the Company has, for federal income tax purposes, approximately $151,000 of research and development credit carryforwards, which expire at varying dates beginning in 2013 and $261,000 of federal alternative minimum tax credit carryforwards which have an indefinite life.

         In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of March 31, 2006, the Company had provided a valuation allowance of approximately $4.1 million to reduce the net deferred tax assets due in part to the potential expiration of certain tax credits and net operating loss carryforwards prior to their utilization. The net change in the valuation allowance for fiscal year 2006 was a decrease of $4.9 million which resulted primarily from the utilization of net operating losses against the gain on the sale of assets in the Bentley transaction. The benefit of the decrease in the valuation allowance is reflected in the gain on sale of assets which is presented net of tax on the income statement in discontinued operations.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


         Deferred taxes have been provided for U.S. federal and state income taxes and foreign withholding taxes on the portion of undistributed earnings on non-U.S. subsidiaries expected to be remitted. Applicable foreign taxes have also been provided. On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA provides several incentives for U.S. multinational corporations and U.S. manufacturers. Subject to certain limitations, the incentives include an 85% dividend received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The U.S. Treasury Department is expected to issue additional guidance with regard to these provisions. In December 2004, the FASB issued FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for the purposes of applying FASB Statement No. 109. The Company is in the process of analyzing whether to take advantage of this opportunity or the potential impact on the Company's income tax provision, if any.

(9)      SEGMENT AND GEOGRAPHIC DATA

         The Company is an integrated Internet and IT technology and services company. The Company's operating segments are:

         o        Collaborative software products and services; and

         o        IT services.

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

         The significant components of worldwide operations by reportable operating segment are:

                                 NETGURU, INC. AND SUBSIDIARIES

                           Notes to Consolidated Financial Statements
                              Years Ended March 31, 2006 and 2005


                                                                  FOR THE YEAR ENDED MARCH 31,
                                                                  ----------------------------
                                                                    2006                 2005
                                                                  -------              -------
                                                                           (IN THOUSANDS)
                                  NET REVENUES
         Collaborative software
            products and services                                 $   969              $   748
         IT services                                                2,902                3,801
                                                                  -------              -------
                  Consolidated                                    $ 3,871              $ 4,549
                                                                  =======              =======

                                GROSS PROFIT
         Collaborative software
            products and services                                 $   865              $   675
         IT services                                                  764                1,315
                                                                  -------              -------
                  Consolidated                                    $ 1,629              $ 1,990
                                                                  =======              =======

                          OPERATING INCOME (LOSS)
         Collaborative software
            products and services                                 $(1,817)             $  (332)
         IT services                                               (1,955)                 (61)
         Center                                                    (2,355)              (1,996)
                                                                  -------              -------
                  Consolidated                                    $(6,127)             $(2,389)
                                                                  =======              =======

                           IMPAIRMENT CHARGE
         Collaborative software
            products and services                                 $ 1,787              $    --
         IT services                                                1,137                   --
                                                                  -------              -------
                  Consolidated                                    $ 2,924              $    --
                                                                  =======              =======

                           DEPRECIATION EXPENSE CHARGED TO OPERATIONS
         Collaborative software
            products and services                                 $    21              $    66
         IT services                                                   73                   30
         Center                                                       234                  247
                                                                  -------              -------
                  Consolidated                                    $   328              $   343
                                                                  =======              =======

                        EXPENDITURES FOR ADDITIONS TO LONG-LIVED ASSETS
         Collaborative software
            products and services                                 $    16              $    28
         IT services                                                  281                   91
         Center                                                        60                   31
                                                                  -------              -------
                  Consolidated                                    $   357              $   150
                                                                  =======              =======


                                             F-30

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the U.S., Germany, India, the United Kingdom, and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                                    FOR THE YEAR ENDED MARCH 31,
                                                    ----------------------------
                                                        2006            2005
                                                    -----------       ----------
                                                           (IN THOUSANDS)
                              NET REVENUE
                United States                       $     2,670       $    3,196
                Europe                                      291              368
                Asia-Pacific                                910              985
                                                    -----------       ----------
                         Consolidated               $     3,871       $    4,549
                                                    ===========       ==========

                             EXPORT SALES
                United States                       $       163       $      502
                                                    ===========       ==========

                                                       AT MARCH 31,
                           LONG-LIVED ASSETS               2006
                                                     --------------
                                                     (in thousands)
                United States                        $          257
                Europe                                           31
                Asia-Pacific                                    874
                                                     --------------

                         Consolidated                $        1,162
                                                     ==============

10.      DISCONTINUED OPERATIONS

         On November 18, 2005, the Company completed the sale of assets of its REI business and STAAD product lines to Bentley for $23,500,000 in cash and recorded a net gain of approximately $21,615,000, net of approximately $608,000 in net tax expense. Net operating losses from prior years are being utilized to significantly reduce the Company's taxable income. The primary difference in the Company's federal statutory rate compared to the effective tax rate resulted from a change of approximately $7,300,000 in the Company's valuation allowance. The change decreased the expected tax from approximately $8,000,000 to approximately $608,000. The Company continues to record a full valuation allowance against the remaining net deferred tax assets, which includes state net operating losses, research and development tax credits, reserves, and other accruals. In November 2005, the Company set aside cash reserve of $1.07 million in accordance with the purchase agreement with Bentley. As of May 17, 2006 the sum of the prepaid assets assigned to Bentley at closing and assigned accounts receivable for which payments have been received by Bentley was less than the aggregate amount of the assumed current liabilities, which resulted in a shortfall of approximately $760,000. Per the asset sale agreement, the Company was obligated to pay the amount of the shortfall to Bentley. The entire amount of the shortfall has been recorded under accrued settlement for REI sale on the balance sheet as of March 31, 2006. In addition to the $23,500,000, the Company also received $250,000 for reimbursement of expenses relating to legal and financial services in connection with the asset sale.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


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

         On January 5, 2006, the Company sold its France subsidiary to Mr. Badreddine Ziane for approximately $100,000 and recorded a net loss of approximately $120,000. The France subsidiary was in the business of selling the Company's STAAD structural analysis and design product lines and provided technical support and maintenance for their customer. Mr. Ziane has agreed to purchase all the outstanding shares of the subsidiary and has indicated that he intends to sell the REI products and offer related consulting services as an independent contractor to Bentley. Per the agreement, $65,000 was due upon signing of the agreement and $35,000 is due over the next 6 months. As of March 31, 2006, we had still not received the initial payment of $65,000. The entire $100,000 has been recorded under notes and other party receivable on the balance sheet as of March 31, 2006. In April 2006, we received a payment of $65,000.

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

         Separately, in September 2004, the Company sold its Web-based telecommunications services division in its continuing efforts to focus on its core software products and IT services businesses. Accordingly, the results of the operations of the Web-based telecommunications services division are excluded from continuing operations and reported as discontinued operations for the fiscal year ended March 31, 2005. The total sales price was $130,000 for the sale of the Web-based telecommunications services division in September 2004. The Company received the entire proceeds from the sale of the Web-based telecommunications services division prior to March 31, 2005.

         The net revenues, net income (loss), gain on sale, and income tax expense of the Company's discontinued operations, were as follows:

                                                               YEAR ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                           2006          2005
                                                         --------      --------
Net revenues:
   Web-based telecommunications services business        $     --      $    327
    REI business                                            7,058        10,832
    France subsidiary                                         471           461
                                                         --------      --------
                                                         $  7,529      $ 11,620
Net (loss) income from operations of:
   Web-based telecommunications services business        $     --      $    (50)
    REI business                                             (292)        1,936
    France subsidiary                                          34            --
                                                         --------      --------
                                                         $   (258)     $  1,886

Gain (loss) on sale before income taxes from:
   Web-based telecommunications services business        $     --      $    117
    REI business                                           22,223            --
    France subsidiary                                        (120)
                                                         --------      --------
                                                         $ 22,103      $    117
Income tax expense:
    REI business                                         $    608      $     --
                                                         --------      --------

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


(11)     LOSS PER SHARE

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

         The following table illustrates the computation of basic and diluted net loss per share for the years ended March 31, (in thousands, except per share amounts):

                                                                             2006          2005
                                                                           --------      --------
                  Numerator:
                  Net income (loss) -- numerator for basic and
                     diluted net loss per share                            $ 14,669      $   (788)

                  Denominator:
                  Denominator for basic net loss per share -
                     weighted average number of common shares
                     outstanding during the year                             19,121        18,858
                  Incremental common shares attributable to
                     exercise of outstanding options and warrants                63            --
                                                                           --------      --------

                  Denominator for diluted net loss per share                 19,184        18,858
                                                                           ========      ========

                  Basic net income (loss) per share                        $   0.77      $  (0.04)
                                                                           ========      ========

                  Diluted net income (loss) per share                      $   0.77      $  (0.04)
                                                                           ========      ========

         Options and warrants to purchase 90,000 shares outstanding at March 31, 2006 were excluded from the computation of diluted EPS because of their anti-dilutive effect on EPS for fiscal 2006. Options, warrants and their equivalents amounting to 1,538,000 were excluded from the computations of diluted loss per share for fiscal 2005 because the effect would have been antidilutive. Of this amount, potential common shares from the possible conversion of the Laurus Notes in fiscal 2005 amounted to 1,470,000.

(12)     IMPAIRMENT CHARGE

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

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


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

         In accordance with SFAS No. 142, the Company assessed the fair value of its two reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques. Given consideration of relevant factors, such as the decline in revenue of these reporting units and the projected cash flows being negatively affected due to the Company's total operating costs being charged against the remaining operations after the REI sale, the Company concluded that as of December 31, 2005, impairment write-downs in its IT services division and collaborative service division were required. In accordance with the provisions of SFAS No. 142, the Company recorded an impairment charge of $2,924,000 during the three months ended December 31, 2005 for the write-down of goodwill related to the purchases of netGuru Systems, Inc., R-Cube Technologies, Inc., Apex Technology, and Allegria, Inc. The amount of the write-downs represented the excess of the carrying amounts of goodwill over their fair values. As of March 31, 2006, the Company had no remaining goodwill balance.

(13)     SUBSEQUENT EVENT

         On May 16, 2006, the Company received a notice from Bentley regarding the accounts receivable payoff shortfall pursuant to the asset purchase agreement dated August 19, 2005. As of May 16, 2006, the sum of the prepaid assets assigned to Bentley at the closing and the assigned accounts receivable for which payments had been received by Bentley was $760,000 less than the aggregate amount of the current liabilities assumed by Bentley. This difference is referred to as the accounts receivable payoff shortfall. Per the asset sale agreement, the Company was obligated to pay the amount of the shortfall to Bentley. On May 22, 2006, the Company made a payment to Bentley for the entire amount of the shortfall and, subsequently, the cash reserve account that was established in the amount of $1.07 million per the asset sale agreement was released.

(14)     LIQUIDITY

         The Company incurred net losses from continuing operations of $6,568,000 and $2,791,000 and used cash in operations of $2,213,000 and $2,592,000 in fiscal 2006 and 2005, respectively. The Company anticipates entering into a merger and/or sale agreement(s) with one or more parties by August 2006. In the event that such transaction(s) do not take place at all and/or are unreasonably delayed, the Company's future capital requirements will depend upon many factors. These factors include but are not limited to sales and marketing efforts, the development of new products and services, possible future corporate mergers or strategic acquisitions or divestitures, the progress of research and development efforts, and the status of competitive products and services. The Company believes that the proceeds that remain from the sale of its REI business, together with its operating revenues and the proceeds from the sale of its France subsidiary, will be adequate to extinguish all remaining liabilities of the Company and fund its current operations through October 2006.

                         NETGURU, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Years Ended March 31, 2006 and 2005


         However, to the extent the Company is in need of any additional financing, such additional financing may not be available on acceptable terms or at all.. In addition, any future financing may cause significant dilution to existing stockholders. This uncertainty, recurring losses from operations, excluding gains on the sale of a significant portions of the Company's operating assets, limited cash resources, an accumulated deficit and the contemplated sale of additional operating assets, among other factors, raised doubt about the Company's ability to continue as a going concern and led the Company's independent registered public accounting firm to include an explanatory paragraph related to the Company's ability to continue as a going concern in their report that accompanies these financial statements. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for the Company to raise additional debt or equity financing to the extent needed for the Company's continued operations or for planned expansion, particularly if the Company is unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect the Company's business, prospects, financial condition, results of operations and cash flows.

(15)     CASH FLOWS FROM DISCONTINUED OPERATIONS

         At March 31, 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NETGURU, INC


Dated: June 29, 2006                   /s/ Amrit K. Das
                                       -------------------------------------
                                       Amrit K. Das, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                                Title                                            Date

                                  Chairman of the Board, Chief Executive Officer        June 29, 2006
/s/ Amrit K. Das                  (principal executive officer), President and
--------------------------
Amrit K. Das                      Director

/s/ Bruce K. Nelson               Chief Financial Officer (principal financial          June 29, 2006
--------------------------
Bruce Nelson                      and accounting officer)


/s/ D. Dean McCormick III         Director                                              June 29, 2006
--------------------------
D. Dean McCormick III


/s/ Stanley W. Corbett            Director                                              June 29, 2006
--------------------------
Stanley W. Corbett


/s/ Benedict A. Eazzetta          Director                                              June 29, 2006
--------------------------
Benedict A. Eazzetta


                  INDEX TO EXHIBITS FILED WITH THIS FORM 10-KSB

    EXHIBIT NO.           DESCRIPTION

         10.27    Description of Non-Employee Director Regular Compensation

         21       Subsidiaries of the Registrant

         23 Consent of Independent Registered Public Accounting Firm (Haskell & White LLP)

         31.1 Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002