Form 10QSB
period 2006-06-30
NETGURU INC
filed 2006-08-14
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 19,235,041 on August 5, 2006.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.    Financial Statements..............................................  3

           Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005 (unaudited)...................  3

           Condensed Consolidated Balance Sheets as of
           June 30, 2006 (unaudited) and March 31, 2006......................  4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended June 30, 2006 and 2005 (unaudited).............  5

           Notes to Condensed Consolidated Financial Statements (unaudited)..  7

Item 2.    Management's Discussion and Analysis or Plan of Operation......... 18

Item 3.    Controls and Procedures........................................... 30

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 32

Item 2.  Unregistered Sales of Equity Securities and Use of  Proceeds........ 32

Item 3.  Defaults Upon Senior Securities..................................... 32

Item 4.  Submission of Matters to a Vote of Security Holders................. 33

Item 5.  Other Information................................................... 33

Item 6.  Exhibits ........................................................... 33

Signatures................................................................... 34

Exhibits Attached to this Report on Form 10-QSB.............................. 35


                                        PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                        NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                              ($ in thousands except share and per share amounts)

                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                      -------------------------------
                                                                          2006               2005
                                                                      ------------       ------------
Net revenues:
    Collaborative software products and services                      $        450       $        242
    IT services                                                                420                554
                                                                      ------------       ------------
           Total net revenues                                                  870                796
                                                                      ------------       ------------

Cost of revenues:
    Collaborative software products and services                                54                  1
    IT services                                                                307                388
                                                                      ------------       ------------
           Total cost of revenues                                              361                389
                                                                      ------------       ------------
           Gross profit                                                        509                407
                                                                      ------------       ------------

Operating expenses:
    Selling, general and administrative                                        738                482
    Research and development                                                   108                150
    Depreciation                                                                34                 56
                                                                      ------------       ------------
           Total operating expenses                                            880                688
                                                                      ------------       ------------

           Operating loss                                                     (371)              (281)
                                                                      ------------       ------------

Other (income) expense                                                          (1)               123
                                                                      ------------       ------------

Loss from continuing operations before income taxes                           (370)              (404)
Income tax expense                                                              --                 10
                                                                      ------------       ------------
    Loss from continuing operations                                           (370)              (414)
                                                                      ------------       ------------

(Loss) income from discontinued operations (Note 13)                           (82)                80
                                                                      ------------       ------------

                    Net loss                                          $       (452)      $       (334)
                                                                      ============       ============

Basic and diluted net loss per common share:
    Net loss per common share from continuing operations              $      (0.02)      $      (0.02)
    Net income per common share from discontinued operations          $         --       $         --
                                                                      ------------       ------------
   Basic and diluted loss per common share                                   (0.02)             (0.02)
                                                                      ============       ============

Common equivalent shares used in computing basic and diluted net
loss per common share                                                   19,235,041         19,117,154
                                                                      ============       ============


                     See accompanying notes to condensed consolidated financial statements.



                                        NETGURU, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share and per share amounts)

                                                                                 JUNE 30,
                                                                                   2006         MARCH 31,
                                                                                (UNAUDITED)       2006
                                                                                 --------       --------
                                                    ASSETS
Current assets:
    Cash and cash equivalents                                                    $  2,197       $  2,497
    Restricted cash                                                                    --          1,070
    Accounts receivable (net of allowance for doubtful accounts of $20 of
      June 30, 2006 and March 31, 2006)                                               368            606
    Note receivable                                                                    38            103
    Prepaid expenses and other current assets                                         134            239
    Assets held for sale (Note 13)                                                  1,995          2,133
                                                                                 --------       --------
           Total current assets                                                     4,732          6,648

Property and equipment, net                                                           151            179
Other assets                                                                          105            109
                                                                                 --------       --------
                                                                                 $  4,988       $  6,936
                                                                                 ========       ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of capital lease obligations                                      118            117
    Accounts payable                                                                  158            205
    Accrued expenses                                                                  244            451
    Income taxes payable                                                               32             52
    Deferred revenues                                                                  87            199
    Accrued settlement for REI sale (Note 13)                                          --            760
    Other liabilities                                                                  34             53
    Current liabilities held for sale (Note 13)                                       451            717
                                                                                 --------       --------
           Total current liabilities                                                1,124          2,554

Capital lease obligations, net of current portion                                     106            136
Deferred gain on sale-leaseback (Note 13)                                             591            608
                                                                                 --------       --------

            Total liabilities                                                       1,821          3,298
                                                                                 --------       --------

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares
      issued and outstanding)                                                          --             --
    Common stock, par value $.01; authorized 150,000,000 shares; 19,235,041
      shares outstanding as of June 30, 2006 and March 31, 2006                       192            192
    Additional paid-in capital                                                     20,685         20,685
    Accumulated deficit                                                           (17,014)       (16,563)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                           (696)          (676)
                                                                                 --------       --------

           Total stockholders' equity                                               3,167          3,638
                                                                                 --------       --------
                                                                                 $  4,988       $  6,936
                                                                                 ========       ========

                        See accompanying notes to condensed consolidated financial statements.



                                        NETGURU, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                (In thousands)

                                                                            THREE MONTHS          THREE MONTHS
                                                                               ENDED                 ENDED
                                                                           JUNE 30, 2006         JUNE 30, 2005
                                                                           -------------         -------------
Cash flows from operating activities:
    Net loss                                                                  $  (452)              $  (334)
     Less: (Loss) income from discontinued operations                             (82)                   80
                                                                              -------               -------
    Loss from continuing operations                                              (370)                 (414)
    Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
        Depreciation and amortization                                              34                    56
        Amortization of debt discount                                              --                    53
        Changes in operating assets and liabilities:
          Accounts receivable                                                     117                   439
          Notes and related party loans receivable                                 70                     1
          Prepaid expenses and other current assets                               104                    55
          Other assets                                                              4                     3
          Accounts payable                                                        (48)                   23
          Accrued expenses                                                       (209)                 (215)
          Income taxes payable                                                    (21)                   --
          Other current liabilities                                               (21)                  (24)
          Deferred revenues                                                        11                  (104)
          Deferred gain on sale-leaseback                                         (17)                  (17)
                                                                              -------               -------

                  Net cash used in operating activities                          (346)                 (144)
                                                                              -------               -------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                      (3)                   (2)
    Decrease in restricted cash                                                 1,070                    --
                                                                              -------               -------

                  Net cash provided by (used in) investing activities           1,067                    (2)
                                                                              -------               -------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                       --                    48
    Repayment of long-term debt                                                    --                  (100)
    Repayment of capital lease obligations                                        (29)                  (32)
                                                                              -------               -------

                  Net cash used in financing activities                           (29)                  (84)
                                                                              -------               -------

    Effect of exchange rate changes on cash and cash equivalents                    4                   (39)
                                                                              -------               -------

                  Net cash provided by (used in) continuing operations            696                  (269)
                                                                              -------               -------

   Cash flows from discontinued operations
          Cash (used in) provided by operating activities                      (1,031)                  680
          Cash provided by (used in) investing activities                          62                  (121)
          Cash used in financing activities                                       (27)                   (4)
                                                                              -------               -------
                  Net cash (used in) provided by discontinued operations         (996)                  555

Cash and cash equivalents, beginning of period                                  2,497                 3,227
                                                                              -------               -------
Cash and cash equivalents, end of period                                      $ 2,197               $ 3,513
                                                                              =======               =======

                                           (continued on the following page)



                                          NETGURU, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                  (Unaudited)
                                                (In thousands)

                                                                              THREE MONTHS         THREE MONTHS
                                                                                  ENDED                ENDED
                                                                              JUNE 30, 2006        JUNE 30, 2005
                                                                              -------------        -------------
Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                                                 $        12          $        91
                                                                               ===========          ===========
      Income taxes                                                             $         -          $         8
                                                                               ===========          ===========

Supplemental disclosure of non-cash investing and financing activities:
    Acquisition of equipment under capital leases                              $         -          $        29








                        See accompanying notes to condensed consolidated financial statements.

                                                      6

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of netGuru, Inc. and its subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         These condensed consolidated financial statements have been prepared by the Company and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2006 and the results of operations and the cash flows for the three months ended June 30, 2006 and 2005, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, ("GAAP") for annual consolidated financial statements. Results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending March 31, 2007 or any other period. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2006.

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         On November 18, 2005, the Company completed its sale of the assets of its Research Engineers International ("REI") business and STAAD product lines to privately-held Bentley Systems, Incorporated ("Bentley") for $23.5 million. On January 5, 2006, the Company sold its France subsidiary to Mr. Badreddine Ziane for approximately $100,000. As such, unless otherwise noted, all amounts presented, including all note disclosures, contain only information related to the Company's continuing operations. In accordance with GAAP, the balance sheet at March 31, 2006 has been reclassified to reflect the assets and liabilities of the India subsidiary and operations as held for sale. Additionally, the statements of operations and cash flows have been reclassified to reflect the results of the REI business and STAAD product lines, the France subsidiary, and the India subsidiary as discontinued for the periods presented.

         The special committee appointed by netGuru's board of directors has been evaluating strategic alternatives and options for the Company and its information technology, Web 4, and engineering business process outsourcing businesses since November 2005. Discussions with a number of public and private entities continue to be held involving potential asset purchases, common stock purchases, and reverse mergers. The Board of Directors has determined that there is a reasonable probability that the entire India operations of the Company will be sold and therefore this asset of the Company is classified as an asset held for sale.

         Certain reclassifications have been made to the fiscal 2006 condensed consolidated financial statements to conform to the fiscal 2007 presentation. The primary reclassifications relate to the separate reporting for the discontinued operations of the REI business and STAAD product lines, the France subsidiary, and the India subsidiary (note 13).

2.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At June 30, 2006, the Company's management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company's management also believed that the carrying amounts of its capital lease obligations approximated their fair values, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date.

3.       REVENUE RECOGNITION

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

         Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to nine months. The Company did not have any fixed price contracts at June 30, 2006. Other products and services sold via Internet portals, where the Company is an agent, are recognized net of purchase costs when the products and services are delivered and collection is reasonably assured.

4.       CONCENTRATION OF SALES AND CREDIT RISK

         The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable balances. Four of the Company's customers each accounted for more than 10% of the Company's consolidated net sales during the three months ended June 30, 2006. Deutsche Rentenversicherung Bund, Post Industrial Technologies, Inc, Course Technology, Inc., and BBK Healthcare, Inc. accounted for approximately 26.1%, 11.6%, 13.9%, and 10.7%, respectively, of the Company's consolidated net sales for the three months ended June 30, 2006. During the three months ended June 30, 2005, Sharp Laboratories of America, Course Technology, and Deutsche Bank accounted for approximately 12.3%, 17.7%, and 15.9%, respectively, of the Company's consolidated net sales. No other customers accounted for more than 10% of the Company's consolidated net sales during those periods.

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

6.       LONG-TERM DEBT

         On November 18, 2005, the Company used part of the sale proceeds it received from Bentley pursuant to the Asset Purchase Agreement described in note 13 to pay the remaining total outstanding debt and accrued interest in the amount of approximately $2.25 million owed to Laurus Master Fund, Ltd., then a secured creditor and beneficial owner of more than 5% of the Company's outstanding common stock ("Laurus"). Upon receiving payment in full for all of the Company's obligations under the convertible promissory notes held, Laurus released all UCC filings against assets of the Company. In addition, the revolving credit facility described below was terminated.

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

         2004 NOTE

         On December 23, 2004 ("Closing Date"), the Company entered into a Securities Purchase Agreement ("2004 Agreement") with Laurus. Pursuant to the 2004 Agreement, the Company sold to Laurus a secured convertible note in the original principal amount of $1,000,000 ("2004 Note") that was scheduled to mature on December 23, 2007 ("Maturity Date").

         As of November 18, 2005, there was an outstanding principal balance of $850,000 and accrued interest of approximately $3,000 on the 2004 Note. On November 18, 2005, the Company paid the entire amount of outstanding debt and accrued interest on the 2004 Note.

7.       STOCK-BASED COMPENSATION

         The Company's 1996, 1997, 1998, 2000, and 2003 Stock Option Plans, which are shareholder-approved, permit the grant of stock options as either incentive or non-qualified to eligible directors, officers, employees and, in certain cases, consultants, of the Company and its subsidiaries. Option awards are generally granted with an exercise price equal to or greater than the market price of the Company's stock at the date of grant. Options under all plans generally vest over three years, though the vesting periods may vary from option to option, and are exercisable subject to continued service and other conditions.

         Effective the beginning of the first quarter of fiscal year 2007, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method. Under this method, prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2007 and the adoption of SFAS 123(R). The provisions of SFAS 123(R) apply to new stock options issued on or after the adoption date and stock options outstanding, but not yet vested, on the adoption date. SFAS 123 (R) requires the Company to estimate future forfeitures of stock based compensation, while the pro forma disclosure for the three months ended June 30, 2005 includes only those options that had been forfeited during that period. As of March 31, 2006, there were no options outstanding and unexercisable under any of the employee stock option plans. There were no stock option grants during the three months ended June 30, 2006; accordingly, there was no determination of fair value or stock-based compensation expense recorded during this period.

         Prior to April 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB No. 25). Stock-based compensation was previously recognized on stock options issued to employees only if the option exercise price was less than the market price of the underlying stock on the date of grant. During the three months ended June 30, 2005, no stock-based compensation was recorded under the intrinsic value method. Results for prior periods have not been restated.

         The following represents pro forma information as if the Company applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123 during the first quarter of fiscal 2006 (in thousands, except amounts per share):

                                                              THREE MONTHS ENDED
                                                                JUNE 30, 2005
                                                                --------------

       Net loss - as reported                                   $        (334)

       Deduct:  Stock-based compensation expense determined
           under the fair value based method for all awards,
            net of tax                                                     36
                                                                --------------
       Net loss - pro forma                                     $        (370)
                                                                ==============
       Basic and diluted net loss per share -
           as reported                                          $       (0.02)
                                                                ==============
            pro forma                                           $       (0.02)
                                                                ==============
       Weighted average fair value of options granted           $           -
                                                                ==============


         The fair value of stock options granted during the periods indicated has been determined using the Black-Scholes option pricing model. The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

                                                             THREE MONTHS ENDED
                                                                JUNE 30, 2005
                                                             -------------------
       Black-Scholes option pricing model assumptions:
                Dividend yield                                        --
                Expected volatility                                81.0%
                Risk-free interest rate                             4.26
                Expected option lives (in years)                    7.01
                Expected forfeiture rate                              --

         No dividend yield is expected since the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on the implied yield currently available on U.S Treasury securities with an equivalent remaining term. The expected life represents the period the Company's stock-based award are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The forfeiture rate is an estimate of the percentage of granted stock options that will be cancelled prior to becoming vested. The Company has estimated this to be 0% because of the historically small amount of forfeitures in the prior periods.

8.       FOREIGN CURRENCY TRANSLATION

         The financial condition and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into United States dollars (the reporting currency) at the exchange rate in effect at the end of the interim period. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective interim periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in the consolidated balance sheet. Gains and losses resulting from foreign currency transactions are included in operations and were not material to the first quarters of fiscal 2007 and 2006.

9.       COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss was $472,000 and $373,000 for the quarters ended June 30, 2006 and 2005, respectively.

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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                                 THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                         --------------------------------
                                                                               2006              2005
                                                                         --------------    --------------
         Numerator:
         Net loss and numerator for basic and diluted loss per
         share                                                           $        (452)    $        (334)
                                                                         ==============    ==============

         Denominator:
         Denominator for basic net loss per share - average
            number of common shares outstanding during the period               19,235            19,117
         Incremental common shares attributable to exercise of
            outstanding options, warrants and other common stock
            equivalents                                                              -                 -
         Denominator for diluted net loss per share                             19,235            19,117
                                                                         ==============    ==============

         Basic and diluted net loss per share                            $       (0.02)    $       (0.02)
                                                                         ==============    ==============

         Options, warrants and other common stock equivalents amounting to 35,976 and 1,977,000 potential common shares were excluded from the computations of diluted EPS for the quarters ended June 30, 2006 and 2005, respectively, because the Company reported net losses and, therefore, the effect would have been anti-dilutive. Potential common shares amounting to 1,975,000 from the possible conversion of the convertible notes issued to Laurus were excluded from the computation of diluted loss per share for the quarter ended June 30, 2005, as their effect would have been anti-dilutive.

11.      SEGMENT AND GEOGRAPHIC DATA

         The Company is an integrated Internet and information technology ("IT") and services company. The Company's operating segments are:

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

         The significant components of worldwide operations by reportable operating segment are:

                                                             THREE MONTHS ENDED JUNE 30,
                                                         ----------------------------------
                                                               2006             2005
                                                         ---------------- -----------------
                                                                  (IN THOUSANDS)
          NET REVENUE
              Collaborative software products and
                services                                 $           450   $           242
              IT services                                            420               554
                                                         ---------------- -----------------
                   Consolidated                          $           870   $           796
                                                         ================ =================

          GROSS PROFIT
              Collaborative software products and
                services                                 $           396   $           241
              IT services                                            113               166
                                                         ---------------- -----------------
                   Consolidated                          $           509   $           407
                                                         ================ =================

          OPERATING LOSS
              Collaborative software products and
                services                                 $           159   $            17
              IT services                                             11                63
              Center                                                (541)             (361)
                                                         ---------------- -----------------
                   Consolidated                          $          (371)  $          (281)
                                                         ================ =================


         The Company's operations are based in the United States and Germany. The following are significant components of revenue by geographic location:

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                         -------------------------------
                                                               2006           2005
                                                         --------------- ---------------
                                                                 (IN THOUSANDS)
                NET REVENUE
                United States                            $           544 $           676
                Europe                                               308              65
                Asia-Pacific                                          18              55
                                                         --------------- ---------------

                         Consolidated                    $           870 $           796
                                                         =============== ===============

                EXPORT SALES
                United States                            $            19 $            86
                                                         =============== ===============



                                                                      AS OF
                                                         -------------------------------
                                                             JUNE 30,       MARCH 31,
                                                               2006           2006
                                                         --------------- ---------------
                                                                 (IN THOUSANDS)
                LONG-LIVED ASSETS
                United States                            $           226 $           257
                Europe                                                30              31
                                                         --------------- ---------------

                         Consolidated                    $           256 $           288
                                                         =============== ===============

12.      CONTINGENCIES

         RESEARCH ENGINEERS LTD. (FORMERLY RESEARCH ENGINEERS PRIVATE LTD.) V. VITAL COMMUNICATIONS, AND VITAL COMMUNICATIONS V. RESEARCH ENGINEERS LTD.

         The Company's majority-owned India-based subsidiary, Research Engineers Ltd. (formerly Research Engineers Private Limited ("REPL"), is a plaintiff in a civil action commenced by REPL and is a defendant in a counter suit by Vital Communications stemming from actions in 2001 in Tiz Hazari Court, India and Delhi High Court, India, SUIT NO. 256 OF 2001 LYING PENDING AT THE HIGH COURT OF DELHI, INDIA.

         In the actions, REPL alleges causes of action for breach of contract and seeks alleged damages of approximately $450,000. Vital Communications denies any breach of contract or other wrongdoing and/or contends and alleges that REPL is in breach of contract and is demanding $1,350,000 in damages. The Company further denies that Vital Communications is entitled to the claimed damages.

         Both REPL and Vital Communications are engaged in settlement discussions. No reserves regarding this dispute have been recorded under accrued expenses in the June 30, 2006 consolidated balance sheet.

         AUTODESK, INC. V. NETGURU SYSTEMS LIMITED AND REPL
         (NETGURU SYSTEMS LIMITED WAS AMALGAMATED INTO REPL)

         REPL was a defendant in a civil action commenced against it by plaintiff Autodesk, Inc. ("Autodesk") on May 4, 2006, SUIT NO. 752 OF 2006, IN THE HIGH COURT OF DELHI, INDIA. In the action, plaintiff alleged infringement of copyright on account of unlicensed use of software programs being utilized by defendant.

         On June 29, 2006, REPL entered into a deed of settlement agreement with Autodesk, Inc whereby REPL would purchase all software programs allegedly being used and would agree to periodic audits by plaintiff over a period of 12 months. The agreement called for a payment of 5 million rupees for the purchase of the software and 1 million rupees towards legal fees, for a total of 6 million rupees, which is $131,600. As of March 31, 2006, the Company accrued $120,000 for the settlement of this lawsuit. The entire payment of $131,600 was paid in July 2006 and the remaining expense of approximately $12,000 was recorded during the three months ended June 30, 2006.

         OTHER LITIGATION

         The Company is a party to various litigation arising in the normal course of business. Management believes the disposition of these matters will not have a material impact on the Company's consolidated financial condition or results of operations.

13.      DISCONTINUED OPERATIONS

         On November 18, 2005, the Company completed the sale of assets of its REI business and STAAD product lines to Bentley for $23.5 million in cash. In November 2005, the Company set aside a cash reserve of $1.07 million in accordance with the asset sale agreement with Bentley. As of May 17, 2006 the sum of the prepaid assets assigned to Bentley at closing and the assigned accounts receivable for which payments have been received by Bentley was less than the aggregate amount of the assumed current liabilities, which resulted in a shortfall of approximately $760,000. Per the asset sale agreement, the Company was obligated to pay the amount of the shortfall to Bentley. The entire amount of the shortfall was recorded under accrued settlement for REI sale on the balance sheet as of March 31, 2006 and was subsequently paid out in May 2006.

         The special committee appointed by netGuru's board of directors has been evaluating strategic alternatives and options for the Company and its information technology, Web 4, and engineering business process outsourcing businesses since November 2005. Discussions with a number of public and private entities continue to be held involving potential asset purchases, common stock purchases, and reverse mergers. The Board of Directors has determined that there is a reasonable probability that the entire India operations of the Company will be sold and therefore this asset of the Company is classified as an asset held for sale.

         On January 5, 2006, the Company sold its France subsidiary to Mr. Badreddine Ziane for approximately $100,000. The France subsidiary was in the business of selling the Company's STAAD structural analysis and design product lines and provided technical support and maintenance for their customers. Mr. Ziane agreed to purchase all the outstanding shares of the subsidiary and has indicated that he intends to sell the REI products and offer related consulting services as an independent contractor to Bentley. Per the agreement, $65,000 was due upon signing of the agreement and $35,000 is due over the next 6 months. As of June 30, 2006, the Company had received $65,000 and had a remaining balance of $35,000 recorded under note receivable on the balance sheet as of June 30, 2006. In July 2006, the Company received another payment of approximately $12,000, leaving a balance of approximately $23,000 still due.

         The Company's condensed consolidated financial statements have been reclassified for all periods presented to reflect the India subsidiary, REI business, and France subsidiary as discontinued operations. The Company first reflected the REI business and France subsidiary operations as discontinued in the second quarter of fiscal 2006 and the India subsidiary and operations as discontinued in the first quarter of fiscal 2007 when the Company decided to sell those respective operations. In accordance with GAAP, the revenues, costs, and expenses directly associated with those businesses have been reclassified as discontinued operations on the condensed consolidated statements of operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations. Additionally, assets and liabilities of the India subsidiary have been reclassified as held for sale on the Company's condensed consolidated balance sheets for all periods presented, and the Company's condensed consolidated statements of cash flows have been reclassified to reflect the operations of the India subsidiary, REI business, and France subsidiary as discontinued operations for all periods presented. There were no assets or liabilities held for sale for the REI business or France subsidiary for the periods presented due to the fact that these businesses were sold prior to the Company's prior year end of March 31, 2006.

         The carrying value of the assets and liabilities held for sale of the discontinued India subsidiary included in the consolidated balance sheets are as follows:


                                                         JUNE 30,     MARCH 31,
                                                           2006         2006
                                                       -----------  -----------

    Cash and cash equivalents                          $       290  $       251
    Restricted cash                                             51          147
    Accounts receivable, net                                   228          276
    Deposits                                                    46           69
    Prepaid expenses and other current assets                  538          515
                                                       -----------  -----------
           Total current assets                              1,153        1,258

Property and equipment, net                                    842          875
                                                       -----------  -----------
                                                       $     1,995  $     2,133
                                                       ===========  ===========

    Current portion of capital lease obligations       $        18  $        18
    Current portion of long term debt, net of discount          52           57
    Accounts payable                                            57          109
    Accrued expenses                                           272          458
    Income taxes payable                                         8            8
    Deferred revenues                                            8            9
                                                       -----------  -----------
           Total current liabilities                           415          659

Capital lease obligations, net of current portion               36           41
Long term debt, net of current portion and discount              -           17
                                                       -----------  -----------
           Total liabilities                           $       451  $       717
                                                       ===========  ===========

        The net revenues, net income (loss), gain on sale, and income tax expense of the Company's discontinued operations, were as follows:

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                              ----------------------------------
                                                   2006                 2005
                                              --------------      --------------

Net revenues:
    India subsidiary                                    195                 197
    REI business                                          -               2,607
    France subsidiary                                     -                 167
                                              --------------      --------------
                                              $         195       $       2,971

Net (loss) income from operations of:
    India subsidiary                                   (110)               (271)
    REI business                                         28                 340
    France subsidiary                                     -                  11
                                              --------------      --------------
                                              $         (82)      $          80

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that the forward-looking statements be subject to the safe harbors created by those sections. The forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

         o        Our ability to continue as a going concern;
         o Our ability to obtain additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future;
         o Our ability to successfully implement our business plans, including the possible divestiture of some or all remaining operations, and the possibility of a corporate merger or strategic acquisition;
         o Our ability to attract and retain strategic partners and alliances;
         o        Our ability to hire and retain qualified personnel;
         o The risks of uncertainty of protection of our intellectual property;
         o Risks associated with existing and future governmental regulation to which we are subject; and
         o Uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

         Any of the factors described above or in the "Risk Factors" section of our latest annual report on Form 10-KSB or our other filings could cause our financial results, including our net income (loss) or growth in net income
(loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

     OVERVIEW

         We operate in the following two business segments:

         o Document-centric collaborative software products and services for businesses worldwide; and
         o        Information technology ("IT") services.

         Our net revenues from continuing operations during the three months ended June 30, 2006 were $870,000, an increase of $74,000 (9.3%) over the corresponding prior year period, of which collaborative software products and services net revenues increased $208,000 (86.0%), and IT services net revenues declined $134,000 (24.2%).

         COLLABORATIVE SOFTWARE

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

         We were chosen as the global technology partner by BBK Healthcare to create their latest version of TrialCentralNet portal application for clinical study team collaboration. This project was done by our netGuru IT services group using the above-mentioned on-site/off-site model.

         As a result of the steep decline in the IT services net revenues, we scaled back our domestic IT services operations in fiscal 2004. For the past several years, the IT services industry has been adversely affected by a slow economy and many of our customers reduced, and continue to reduce, spending on technology consulting and systems integration services. We anticipate that revenue from IT services will now stabilize and remain at approximately current levels.

     PENDING SALE OF INDIA SUBSIDIARY

         The special committee appointed by our board of directors has been evaluating strategic alternatives and options for our information technology, Web 4, and engineering business process outsourcing businesses since November 2005. Discussions with a number of public and private entities continue to be held involving potential asset purchases, common stock purchases, and reverse mergers. Our Board of Directors has determined that there is a reasonable probability that our entire India operations will be sold and therefore this asset is classified as an asset held for sale.

         During the three months ended June 30, 2006, we incurred certain professional fees related to these strategic alternatives, which are included in general and administrative expenses, aggregating approximately $144,000.

         Accordingly, the results of operations relating to our India subsidiary are discussed below as discontinued operations.

     SALE OF REI BUSINESS AND STAAD PRODUCT LINES AND FRANCE SUBSIDIARY

         On November 18, 2005, we completed our sale of assets of our REI business and STAAD product lines to Bentley for $23.5 million and recorded a net gain of $21.6 million in the third quarter of fiscal 2006. On January 5, 2006, we entered into an agreement with Mr. Badreddine Ziane to sell our France subsidiary for approximately $100,000 and recorded a net loss of approximately $120,000 during the three months ended March 31, 2006. Accordingly, the results of operations relating to our REI business and STAAD product lines and France subsidiary are discussed below as discontinued operations.

     CRITICAL ACCOUNTING POLICIES

         We have identified the following as accounting policies that are the most critical to aid in understanding and evaluating our financial results:

         o        revenue recognition; and
         o        allowance for doubtful accounts receivable;

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

         We recognize revenues from our IT services primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as we perform IT services. Certain IT services contracts are fixed price contracts where we measure progress toward completion by mutually agreed upon pre-determined milestones and recognize revenue upon reaching those milestones. Our fixed price IT contracts typically are for a short duration of one to nine months. We did not have any uncompleted fixed price IT contracts at June 30, 2006.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         We sell to our customers on credit and grant credit to those we deem credit worthy based on our analysis of their credit history. We periodically review our accounts receivable balances and the collectibility of those balances. Based on our analysis of the length of time that the balances have been outstanding, the pattern of customer payments, our understanding of the general business conditions of our customers and our communications with our customers, we estimate the recoverability of these balances. When recoverability is uncertain, we record bad debt expense and increase the allowance for accounts receivable by an amount equal to the amount estimated to be unrecoverable. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected.

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 VERSUS THREE MONTHS ENDED JUNE 30, 2005

     CONTINUING OPERATIONS

         NET REVENUES

         The following table presents our net revenues by segment (dollars in thousands):

                                                        THREE MONTHS ENDED
                                                            JUNE 30,
                                               ---------------------------------
         NET REVENUE                                2006              2005
                                               ---------------   ---------------
             Collaborative software products
               and services                    $           450   $           242
             % of total net revenues                     51.7%             30.4%

             IT services                       $           420   $           554
             % of total net revenues                     48.3%             69.6%
                                               ---------------   ---------------

              Total net revenues               $           870   $           796
                                               ===============   ===============


         Net revenues for the three months ended June 30, 2006 increased by $74,000 (9.3%), compared to the three months ended June 30, 2005. Our revenues consisted of revenues from (1) collaborative software products and services, and
(2) IT services.

         COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Net revenues from collaborative software products and services for the three months ended June 30, 2006 increased by $208,000 (86.0%) compared to the three months ended June 30, 2005 primarily due to the completion and recognition of one large collaborative software project in our Germany office during the quarter representing approximately $227,000. Following the sale of our REI business in November 2005, more focus has been concentrated on collaborative software revenues in our Germany office, whereas prior to that, the majority of our focus was on our REI revenues. The majority of our collaborative software revenue is generated from service-oriented projects where the revenue is recognized only upon completion of the entire project. The timing of completion and recognition of revenue from our large projects creates variability in our collaborative software net revenues between quarters.

         IT SERVICES

         The trend of decreasing IT services net revenues continued for the three months ended June 30, 2006, compared to the same period in the prior fiscal year. IT services net revenues decreased $134,000 (24.2%) for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. Net revenues from IT services have decreased due to the scaling back of one of our domestic IT services offices, a decrease in the number of customers, and a decrease in the number of qualified employees available to staff various jobs. For the past several years, the IT services industry has been adversely affected by a slow economy and many of our customers reduced, and continue to reduce, spending on technology consulting and systems integration services.

GROSS PROFIT AND GROSS MARGIN

         The following table presents our gross profit by segment and gross profit as a percentage of each segment's net revenue, or gross margin (dollars in thousands):

                                                         THREE MONTHS ENDED
                                                             JUNE 30,
                                                --------------------------------
                                                     2006             2005
                                                ---------------  ---------------
        GROSS PROFIT
            Collaborative software products
              and services                      $          396   $          241
            IT services                                    113              166
                                                ---------------  ---------------
                 Total gross profit             $          509   $          407
                                                ===============  ===============
        GROSS MARGIN
            Collaborative software products
              and services                               88.0%            99.6%
            IT services                                  26.9%            30.0%

                 Total gross margin                      58.5%            51.1%


         Consolidated gross margin increased to 58.5% for the three months ended June 30, 2006 from 51.55% for the three months ended June 30, 2005 due to the higher concentration of the higher gross margin from collaborative software products and services compared to IT services.

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

         Gross margin in the collaborative software products and services segment decreased by 11.6 percentage points for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. During the three months ended June 30, 2006, cost of sales for the collaborative software products and services segment included an increase of $39,000 for salaries of a few engineers who worked on service- oriented collaborative software jobs that were not underway in the prior year and an increase of $14,000 for royalties and purchases made.

         IT SERVICES

         Gross margin in the IT services segment decreased by 3.1 percentage points for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. IT services segment gross margin decreased due to an increase in the number of employees that were idle and due to the fact that in the prior period certain expenses such as insurance expense for the consultants were not realized under cost of sales, whereas in the current period they were. Historically, gross margin from the IT services segment has been lower than gross margin from the collaborative software products and services segment due to the higher cost of labor associated with IT services. The cost of net revenues for IT services includes the salaries, bonuses, and benefits for the consulting employees. Our IT services consultants generally receive higher salaries than our technical support employees.

OPERATING EXPENSES

         The following table presents our operating expenses in dollars and as a percentage of total net revenues (dollars in thousands):

                                                  THREE MONTHS ENDED
                                                      JUNE 30,
                                         -------------------------------------
                                               2006                2005
                                         -----------------   -----------------
        OPERATING EXPENSES
            Selling, general and
              administrative expenses    $             738   $             482
            % of total net revenues                  84.8%               60.6%

            Research and development     $             108   $             150
            % of total net revenues                  12.4%               18.8%

            Depreciation                 $              34   $              56
             % of total net revenues                  3.9%                7.0%

            Total operating expenses     $             880   $             688
            % of total net revenues                 101.1%               86.4%


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses increased by $256,000 (53.1%) for the three months ended June 30, 2006, compared to the three months ended June 30, 2005 primarily due to the following:

         o A $53,000 increase in employee salaries and taxes due to additional sales employees hired, raises given, and a $32,000 bonus payment made to our Chief Financial Officer per his employment agreement;
         o A $75,000 increase in board compensation expenses due to an additional $25,000 cash compensation paid to each of the three members of the special committee in recognition of additional efforts expensed by each member;
         o A $68,000 increase in consulting and sales commission fees due to commissions paid to an outside consultant for the additional collaborative software revenue brought in to our Germany office;
         o        A $47,000 increase in legal fees for additional work done
                  related to potential strategic transactions; and
         o        A $22,000 increase in traveling expenses due to increased
                  traveling by our sales departments and upper management to promote sales growth and visit our India office.

         We anticipate our legal and professional fees will increase in the second and third quarters of fiscal 2007 due to our efforts in connection with potential strategic transactions. However, we are continuing to control and cut costs where feasible and anticipate that our overall corporate overhead costs may decrease during the fourth quarter of fiscal 2007.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses decreased by $42,000 (28.0%) to $108,000 for the three months ended June 30, 2006 from $150,000 for the three months ended June 30, 2005. As a percentage of collaborative software net revenues, to which they mostly relate, R&D expenses decreased to 24.0% for the three months ended June 30, 2006 from 62.0% for the same period in the prior year. The decrease in R&D expenses is primarily due to many of our R&D developers working on actual service projects for our customers, and, as a result, their costs were re-classified to cost of sales. Total costs re-classified from research and development expense to cost of sales were $39,000.

         DEPRECIATION

         Depreciation expenses (excluding amounts charged to cost of revenues) decreased by $22,000 (39.3%) for the three months ended June 30, 2006, compared to the three months ended June 30, 2005 due to the increased amount of fixed assets becoming fully depreciated. We anticipate that depreciation expenses will remain at this level through the end of fiscal 2007.

SEGMENT PROFITABILITY AND OPERATING INCOME (LOSS)

         During the three months ended June 30, 2006, consolidated operating loss was $371,000 compared to a consolidated operating loss of $281,000 during the three months ended June 30, 2005. Consolidated operating loss during the three months ended June 30, 2006 consisted of operating income from the collaborative software products and services segment and IT services segment, offset by an operating loss from the corporate center. Operating income in the collaborative software products and services segment was $159,000 during the three months ended June 30, 2006 compared to operating income of $17,000 during the three months ended June 30, 2005. Operating income in the IT services segment during the three months ended June 30, 2006 was $11,000 compared to operating income of $63,000 during the three months ended June 30, 2005. Operating income in the collaborative software products and services segment increased due to an increase in revenues from larger value projects being completed. Operating income in the IT services segment decreased due to a decrease in gross profit resulting from a decrease in the number of customers and projects that caused a reduction in sales.

OTHER EXPENSE (INCOME)

         Other expense (income) decreased by $124,000 (100.8%) for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This decrease was due to our debt to Laurus Master Fund, Ltd. ("Laurus") and our debt in our Indian subsidiary being paid off in November 2005. When the Laurus debt was paid off, we expensed the remaining unamortized discount related to the debt, and therefore there was no additional interest expense relating to Laurus after November 2005. Total interest expense related to the Laurus debt was approximately $111,000 for the three months ended June 30, 2005. Due to the Laurus debt payoff, we anticipate our interest expense in fiscal 2007 will decrease significantly from fiscal 2006 unless we engage in a transaction that requires us to obtain additional debt financing.

         INCOME TAXES

         We recorded no income tax during the three months ended June 30, 2006 compared to an income tax expense of $10,000 for the three months ended June 30, 2005. Tax expense for the three months ended June 30, 2005 resulted from provisions for domestic income taxes.

DISCONTINUED OPERATIONS

         On November 18, 2005, we completed the sale of our REI business and STAAD product lines to Bentley for $23.5 million in cash. The asset sale included the worldwide operations associated with REI, including the STAAD structural analysis and design product line, software and product development, customer support and relationships, and offices associated with the worldwide business.

         The special committee appointed by our board of directors has been evaluating strategic alternatives and options for our information technology, Web 4, and engineering business process outsourcing businesses since November 2005. Discussions with a number of public and private entities continue to be held involving potential asset purchases, common stock purchases, and reverse mergers. Our Board of Directors has determined that there is a reasonable probability that our entire India operations will be sold and therefore this asset is classified as an asset held for sale.

         On January 5, 2006, we entered into a separate agreement with Mr. Badreddine Ziane to sell the Company's France subsidiary for approximately $100,000 and recorded a net loss of approximately $120,000. Our France subsidiary was in the business of selling our STAAD structural analysis and design product lines and provided technical support and maintenance for its customers. Mr. Ziane agreed to purchase all the outstanding shares of the subsidiary and he intends to sell the REI products and offer related consulting services as an independent contractor to Bentley.

         In accordance with accounting principles generally accepted in the United States, the revenues, costs, and expenses directly associated with the India subsidiary, REI business, and France subsidiary have been reclassified as discontinued operations on the condensed consolidated statements of operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations.

         Net loss from discontinued operations for the three months ended June 30, 2006 was $82,000 compared to a net income of $80,000 for the same period in the prior year, a decrease of $162,000. Net loss for the three months ended June 30, 2006 comprised a net loss from our India subsidiary of $110,000, offset by a net income from our REI business of $28,000. Net income in the prior year period comprised net income of $351,000 from our REI business and France subsidiary, offset by a net loss of $271,000 from our India subsidiary. The increase in the net loss from discontinued operations was due primarily to the fact that there were no REI operations during the three months ended June 30, 2006, other than accounts receivable payments that came in relating to accounts that were previously written off to bad debt expense, since the business was sold in November 2005, compared to three months of income in the same period of the prior year. This increase in net loss from discontinued operations was offset by a decrease in net loss from our India subsidiary. Net loss from our India subsidiary decreased $161,000 primarily due to a decrease of $206,000 in bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have relied upon cash from financing activities to fund the majority of the cash requirements of our operating and investing activities. We have not been able to generate sufficient cash from our operating activities in the past, and there is no assurance we will be able to do so in the future. Until the close of the sale of our REI business during the quarter ended December 31, 2005, we financed our operations (including capital expenditures) primarily through existing cash and cash equivalent balances and issuance of convertible notes. As a result of the sale, we allocated a portion of the $23.5 million sale proceeds to transaction costs, applicable taxes and the retirement of approximately $3.3 million of outstanding debt. On December 29, 2005, we announced that our board of directors had approved a cash distribution in the amount of $0.85 per share payable on January 27, 2006 to stockholders of record as of January 17, 2006. The total amount that was distributed on January 27, 2006 was approximately $16,250,000.

         Our principal sources of liquidity at June, 2006 consisted of approximately $2.2 million of cash and cash equivalents. Cash and cash equivalents decreased by approximately $300,000 during fiscal 2007. Total cash provided by our continuing operations was $696,000 for the three months ended June 30, 2006, compared to total cash used of $269,000 for the three months ended June 30, 2005. Total cash used in our discontinued operations was $996,000 for the three months ended June 30, 2006, compared to total cash provided of $555,000 for the three months ended June 30, 2005.

         Net cash used in continuing operations was $346,000 for the three months ended June 30, 2006 compared to $144,000 for the three months ended June 30, 2005, an increase of $202,000. The primary reason for cash used in operations during the current quarter was a net loss from continuing operations of $370,000. In addition, the following contributed to cash usage for the three months ended June 30, 2006:

         o A $209,000 decrease in accrued expenses primarily due to payment of year-end audit and tax fees and payment of lawsuit settlements; and
         o A $48,000 decrease in accounts payable due to a severance payment being made.

          The above cash usages were primarily offset by the following contributors to cash during the three months ended June 30, 2006:

         o A $117,000 decrease in accounts receivable due to a large payment received for a collaborative software contract, an increased amount of payments received for our IT customers, and a decrease in the overall level of sales in our IT division;
         o A $104,000 decrease in prepaid expenses and other current assets due to the collection of other receivable balances that were transferred back to us from Bentley resulting from our shortfall payment to them; and
         o A $70,000 increase in note receivables primarily due to a payment made to us for the sale of the France subsidiary.

          The primary reason for cash used in operations during the three months ended June 30, 2005 was net loss from continuing operations of $414,000 offset by depreciation expense of $56,000 and amortization of discount on loan of $53,000. In addition, the following contributed to the cash usage for the three months ended June 30, 2005:

         o A $215,000 decrease in accrued expenses due to payments made for year-end audit and tax fees and legal fees; and
         o A $104,000 decrease in deferred revenues due to the recognition of a large collaborative software project that was deferred at March 31, 2005.

         The above cash usages were primarily offset by the following contributors to cash during the three months ended June 30, 2005:

         o A $439,000 decrease in accounts receivable due to payments received for three large collaborative software projects that were billed at the end of the previous quarter.; and
         o A $55,000 decrease in prepaid and other current assets due primarily to a decrease in prepaid insurance payments and due to payments received for the sale of our telecom division.

         Although we anticipate our cash needs will increase in the upcoming quarters as a result of increases in expenses related to our efforts in connection with potential strategic transactions, we believe that the proceeds that remain from our sale of our REI business, together with our operating revenues and the proceeds from the sale of our France subsidiary will be adequate to cover these additional expenses at least through October 2006. We believe we have adequate cash to operate and retire all outstanding obligations through October 2006; however we will be able to operate much longer if lease and other obligations are not retired at that time.

         Net cash provided by investing activities for the three months ended June 30, 2006 was approximately $1.1 million compared to cash used in investing activities of $2,000 for the three months ended June 30, 2005. Net cash provided by investing activities primarily consisted of a decrease in restricted cash of approximately $1.1 million due to the release of the cash reserve set aside for the Bentley asset sale agreement after the shortfall settlement payment was made in May 2006. As of May 17, 2006, the sum of the prepaid assets assigned to Bentley at closing and assigned accounts receivable for which payments had been received by Bentley was less than the aggregate amount of the assumed current liabilities, which resulted in a shortfall of approximately $760,000. Per the asset sale agreement, we were obligated to pay the amount of the shortfall to Bentley in May 2006. The $760,000 payment is categorized under cash flows from discontinued operations. Net cash used in investing activities for the three months ended June 30, 2005 consisted of purchases for property, plant and equipment.

         Net cash used in financing activities during the three months ended June 30, 2006 was $29,000. Net cash used in financing activities primarily resulted from payments of capital lease obligations. Cash used in financing activities for the three months ended June 30, 2005 was due to $100,000 in repayments of long-term debt and $32,000 in payments of capital lease obligations, offset by borrowings of $48,000.

         On August 31, 2005, our board of directors formed a special committee consisting of three independent board members. This special committee has been evaluating the possible divestiture of some of or all of our remaining assets and operations, as well as possible mergers and/or strategic acquisitions for our company and our information technology, collaborative software, and EBPO businesses. Discussions ensued with public and private entities involving potential asset purchases, common stock purchases, and reverse mergers. Our future capital requirements will depend upon many factors. These factors include but are not limited to sales and marketing efforts, the development of new products and services, possible future corporate mergers or strategic acquisitions or divestitures, the progress of research and development efforts, and the status of competitive products and services.

         To the extent we need any additional financing, we cannot assure you that any such additional financing will be available to us on acceptable terms, or will be available at all. In addition, any future financing may cause significant dilution to existing stockholders. Because of this uncertainty, our recurring losses from operations, excluding gains on the sale of significant portions of our operating assets, our limited cash resources, our accumulated deficit and the contemplated sale of additional operating assets, among other factors, raised doubt about our ability to continue as a going concern and led our independent registered public accounting firm to include an explanatory paragraph related to our ability to continue as a going concern in their report for the year ended March 31, 2006. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent registered public accounting firm in our Annual 10-KSB for the year ended March 31, 2006 and our consolidated financial statements before making a decision to invest in netGuru.

         The following table summarizes our contractual obligations and commercial commitments at June 30, 2006 (in thousands):

                                                                         PAYMENTS DUE BY PERIOD
                                               ---------------------------------------------------------------------------
                                                            LESS THAN 1                                         AFTER 5
         CONTRACTUAL OBLIGATIONS                TOTAL           YEAR          2-3 YEARS        4-5 YEARS          YEARS
                                               --------     -------------    -------------   --------------     ----------
Capital Lease Obligations*                          273             150             123                -                -
Operating Leases                                     36              36               -                -                -
                                               --------     -------------    -------------   --------------     ----------
Total Contractual Cash Obligations             $    309     $       186      $      123      $         -        $       -
                                               ========     =============    =============   ==============     ==========

* Represents future minimum lease payments excluding deductions for imputed interest of $49.

ITEM 3.       CONTROLS AND PROCEDURES.

         We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC's") rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

         The changes noted above, specifically, the changes relating to our use of temporary help and outside consulting services to assist us in preparing our consolidated financial statements and relating to our performance of additional controls and procedures, are the only changes during the quarter ended June 30, 2006 in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         Legal proceedings, Ash Brahma, et al. v. netGuru, Inc and EOP Central Park Plaza v. R-Cube Technologies, Inc. were both resolved and settled during the three months ended June 30, 2006 as described in Part I, Item 3 of the Form 10-KSB for March 31, 2006 filed on June 29, 2006. The description in the Form 10-KSB is incorporated by reference.

RESEARCH ENGINEERS LTD. (FORMERLY RESEARCH ENGINEERS PRIVATE LTD.) V. VITAL COMMUNICATIONS, AND VITAL COMMUNICATIONS V. RESEARCH ENGINEERS LTD.

         Our majority-owned India-based subsidiary, Research Engineers Ltd. (formerly Research Engineers Private Limited, "REPL") is a plaintiff in a civil action commenced by REPL and is a named defendant in a counter suit by Vital Communications stemming from actions in 2001 in Tiz Hazari Court, India and Delhi High Court, India, SUIT NO. 256 OF 2001 LYING PENDING AT THE HIGH COURT OF DELHI, INDIA.

         In the actions, REPL alleges causes of action for breach of contract and seeks alleged damages of approximately $450,000. Vital Communications denies any breach of contract or other wrongdoing and/or contends and alleges that REPL is in breach of contract and is demanding $1,350,000 in damages. We further deny that Vital Communications is entitled to the claimed damages.

         Both REPL and Vital Communications are engaged in settlement discussions. No reserves regarding this dispute have been recorded under accrued expenses in the June 30, 2006 consolidated balance sheet.

AUTODESK, INC. V. NETGURU SYSTEMS LIMITED AND REPL.
(NETGURU SYSTEMS LIMITED WAS AMALGAMATED INTO REPL)

         REPL was a defendant in a civil action commenced against it by plaintiff Autodesk, Inc. ("Autodesk") on May 4, 2006, SUIT NO. 752 OF 2006, IN THE HIGH COURT OF DELHI, INDIA.In the action, plaintiffs alleged infringement of copyright on account of unlicensed use of software programs being utilized by the defendants.

         On June 29, 2006, REPL entered into a deed of settlement agreement with Autodesk, Inc whereby they would purchase all software programs allegedly being used and would agree to periodic audits by plaintiff over a period of 12 months. The agreement called for a payment of $5 million rupees for the purchase of the software and $1 million rupees towards legal fees, for a total of $6 million rupees, which is $131,600. As of March 31, 2006, we accrued an estimated $120,000 for the settlement of this lawsuit. The entire payment of $131,600 was paid in July 2006 and the remaining expense of approximately $12,000 was recorded during the three months ended June 30, 2006.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended June 30, 2006, no matters were submitted to a vote of our common stockholders.

ITEM 5.       OTHER INFORMATION

         None.

ITEM 6.       EXHIBITS

Exhibit
Number   Description
------   -----------

   31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              (1)

   31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              (1)

   32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002 (1)

________________
(1) Attached as an exhibit to this Form 10-QSB

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2006                   NETGURU, INC.


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

            EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-QSB


Exh. No.                              Description
--------                              -----------

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002