Form 10QSB
period 2006-09-30
NETGURU INC
filed 2006-11-14
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 19,235,041 on November 13, 2006.

Transitional Small Business Disclosure Format (Check one)      Yes [ ] No [X]

                                                 PART I
                                         FINANCIAL INFORMATION

                                                                                                   PAGE
                                                                                                   ----

Item 1.    Financial Statements.................................................................     3

           Condensed Consolidated Statements of Operations for the three
           and six months ended September 30, 2006 and 2005 (unaudited).........................     3

           Condensed Consolidated Balance Sheets as of
           September 30, 2006 (unaudited) and March 31, 2006....................................     4

           Condensed Consolidated Statements of Cash Flows for the
           six months ended September 30, 2006 and 2005 (unaudited).............................     5

           Notes to Condensed Consolidated Financial Statements (unaudited).....................     7

Item 2.    Management's Discussion and Analysis or Plan of Operation............................    18

Item 3.    Controls and Procedures..............................................................    32

                                                PART II
                                           OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................    34

Item 6.  Exhibits ..............................................................................    34

Signatures......................................................................................    35

Exhibits Attached to this Report on Form 10-QSB.................................................    36




                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                               NETGURU, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)
                                    ($ in thousands except share and per share amounts)


                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                                         ------------------------------      ------------------------------
                                                             2006              2005              2006              2005
                                                         ------------      ------------      ------------      ------------
Net revenues:
    Collaborative software products and services         $        152      $        208      $        602      $        450
    IT services                                                   423               418               843               972
                                                         ------------      ------------      ------------      ------------
           Total net revenues                                     575               626             1,445             1,422
                                                         ------------      ------------      ------------      ------------

Cost of revenues:
    Collaborative software products and services                   26                 1                80                 2
    IT services                                                   312               340               619               728
                                                         ------------      ------------      ------------      ------------
           Total cost of revenues                                 338               341               699               730
                                                         ------------      ------------      ------------      ------------
           Gross profit                                           237               285               746               692
                                                         ------------      ------------      ------------      ------------
Operating expenses:
    Selling, general and administrative                           794               621             1,532             1,103
    Research and development                                      107               136               215               286
    Depreciation                                                   45                53                79               109
                                                         ------------      ------------      ------------      ------------
           Total operating expenses                               946               810             1,826             1,498
                                                         ------------      ------------      ------------      ------------

           Operating loss                                        (709)             (525)           (1,080)             (806)
                                                         ------------      ------------      ------------      ------------

Other (income) expense                                           (287)              112              (288)              235
                                                         ------------      ------------      ------------      ------------

Loss from continuing operations before income taxes              (422)             (637)             (792)           (1,041)
Income tax (benefit) expense                                       --                (3)               --                 7
                                                         ------------      ------------      ------------      ------------
    Loss from continuing operations                              (422)             (634)             (792)           (1,048)
                                                         ------------      ------------      ------------      ------------

Loss from discontinued operations (Note 12)                      (140)             (360)             (222)             (280)
                                                         ------------      ------------      ------------      ------------

                    Net loss                             $       (562)     $       (994)     $     (1,014)     $     (1,328)
                                                         ============      ============      ============      ============

Basic and diluted net loss per common share:
    Net loss per common share from continuing
      operations                                         $      (0.02)     $      (0.03)     $      (0.04)     $      (0.05)
    Net loss per common share from discontinued
      operations                                         $      (0.01)     $      (0.02)     $      (0.01)     $      (0.02)
                                                         ------------      ------------      ------------      ------------
   Basic and diluted net loss per common share                  (0.03)            (0.05)            (0.05)            (0.07)
                                                         ============      ============      ============      ============

Common equivalent shares used in computing basic and
  diluted net loss per common share                        19,235,041        19,117,154        19,235,041        19,117,154
                                                         ============      ============      ============      ============


                           See accompanying notes to condensed consolidated financial statements.



                                           NETGURU, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except share and per share amounts)


                                                                                 SEPTEMBER 30,
                                                                                     2006               MARCH 31,
                                                                                  (UNAUDITED)             2006
                                                                                ---------------      ---------------

                                     ASSETS
Current assets:
    Cash and cash equivalents                                                   $         1,421      $         2,497
    Restricted cash                                                                          --                1,070
    Accounts receivable (net of allowance for doubtful accounts of $14 at
      September 30, 2006 and $20 at March 31, 2006)                                         396                  606
    Note receivable                                                                          25                  103
    Prepaid expenses and other current assets                                                80                  239
     Assets held for sale (Note 12)                                                       1,931                2,133
                                                                                ---------------      ---------------
           Total current assets                                                           3,853                6,648

Property and equipment, net                                                                 101                  179
Other assets                                                                                105                  109
                                                                                ---------------      ---------------
                                                                                $         4,059                6,936
                                                                                ===============      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of capital lease obligations                                $           118      $           117
    Accounts payable                                                                        205                  205
    Accrued expenses                                                                        191                  451
    Income taxes payable                                                                     31                   52
    Deferred revenues                                                                        78                  199
    Accrued settlement for REI sale (Note 12)                                                --                  760
    Other liabilities                                                                        29                   53
    Current liabilities held for sale (Note 12)                                             405                  717
                                                                                ---------------      ---------------
           Total current liabilities                                                      1,057                2,554

Capital lease obligations, net of current portion                                            76                  136
Deferred gain on sale-leaseback (Note 13)                                                   295                  608
                                                                                ---------------      ---------------
            Total liabilities                                                             1,428                3,298
                                                                                ---------------      ---------------

Commitments and contingencies (Notes 11 and 12)

Stockholders' equity:
    Preferred stock, par value $.01 (Authorized 5,000,000 shares; no shares                  --                   --
      issued and outstanding)
    Common stock, par value $.01; authorized 150,000,000 shares; 19,235,041
      shares outstanding as of September 30, 2006 and March 31, 2006                        192                  192
    Additional paid-in capital                                                           20,685               20,685
    Accumulated deficit                                                                 (17,577)             (16,563)
    Accumulated other comprehensive loss:
       Cumulative foreign currency translation adjustments                                 (669)                (676)
                                                                                ---------------      ---------------
           Total stockholders' equity                                                     2,631                3,638
                                                                                ---------------      ---------------
                                                                                $         4,059                6,936
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



                                           NETGURU, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                   (In thousands)


                                                                            SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                           SEPTEMBER 30, 2006    SEPTEMBER 30, 2005
                                                                           ------------------    ------------------

Cash flows from operating activities:
    Net loss                                                                 $        (1,014)     $        (1,328)
     Less: Loss from discontinued operations                                            (222)                (280)
                                                                             ---------------      ---------------
    Loss from continuing operations                                                     (792)              (1,048)
    Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                     83                   74
        Amortization of debt discount                                                     --                  105
        Bad debt expense                                                                  13                   15
        Changes in operating assets and liabilities:
          Accounts receivable                                                             76                  464
          Notes and related party loans receivable                                        82                   --
          Prepaid expenses and other current assets                                      159                   73
          Other assets                                                                     4                    9
          Accounts payable                                                                (1)                 195
          Accrued expenses                                                              (263)                (163)
          Income taxes payable                                                           (23)                  --
          Other current liabilities                                                      (27)                  (3)
          Deferred revenues                                                                3                 (182)
          Deferred gain on sale-leaseback                                               (313)                 (35)
                                                                             ---------------      ---------------
                  Net cash used in operating activities                                 (999)                (496)
                                                                             ---------------      ---------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                             (1)                (119)
    Proceeds from sale of equipment                                                       --                    1
    Decrease in restricted cash                                                        1,070                   --
                                                                             ---------------      ---------------
                  Net cash provided by (used in) investing activities                  1,069                 (118)
                                                                             ---------------      ---------------

Cash flows from financing activities:
    Repayment of long-term debt                                                           --                 (566)
    Repayment of capital lease obligations                                               (59)                 (60)
                                                                             ---------------      ---------------
                  Net cash used in financing activities                                  (59)                (626)
                                                                             ---------------      ---------------

    Effect of exchange rate changes on cash and cash equivalents                          28                   33
                                                                             ---------------      ---------------
                  Net cash provided by (used in) continuing operations                    39               (1,207)
                                                                             ---------------      ---------------

Cash flows from discontinued operations:
    Cash (used in) provided by operating activities                                   (1,205)                 195
    Cash provided by investing activities                                                143                   95
    Cash used in financing activities                                                    (54)                 (51)
                                                                             ---------------      ---------------
                  Net cash (used in) provided by discontinued operations              (1,116)                 239

Cash and cash equivalents, beginning of period                                         2,497                3,227
                                                                             ---------------      ---------------
Cash and cash equivalents, end of period                                     $         1,421      $         2,259
                                                                             ===============      ===============

                                         (continued on the following page)



                                            NETGURU, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                      (Unaudited)
                                                    (In thousands)


                                                                              SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                             SEPTEMBER 30, 2006     SEPTEMBER 30, 2005
                                                                             ------------------     ------------------

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                                               $               22     $               91
                                                                             ==================     ==================
      Income taxes                                                           $               --     $                8
                                                                             ==================     ==================

Supplemental disclosure of non-cash investing and financing activities:
    Acquisition of equipment under capital leases                            $               --     $               29


                        See accompanying notes to condensed consolidated financial statements.

                                                          6

                         NETGURU, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of netGuru, Inc. and its subsidiaries (the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         These condensed consolidated financial statements have been prepared by the Company and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2006 and the results of operations and the cash flows for the six months ended September 30, 2006 and 2005, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, ("GAAP") for annual consolidated financial statements. Results of operations for the six months ended September 30, 2006 are not necessarily indicative of results to be expected for the full year ending March 31, 2007 or any other period. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2006.

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         On November 18, 2005, the Company completed its sale of the assets of its Research Engineers International ("REI") business and STAAD product lines to privately-held Bentley Systems, Incorporated ("Bentley") for approximately $23.5 million. On January 5, 2006, the Company sold its France subsidiary to Mr. Badreddine Ziane for approximately $100,000.

         On August 29, 2006, the Company entered into an Agreement and Plan of Merger with privately-held BPO Management Services, Inc. ("BPOMS") and BPO Acquisition Corp., a newly-created wholly-owned subsidiary of the Company specifically created to effect the merger. On August 29, 2006, the Company also entered into a separate stock and asset sale agreement pursuant to which the Company would, concurrently with the consummation of the merger transaction, sell and transfer its interest in Research Engineers Ltd., the Company's majority-owned Indian subsidiary that engages in engineering business process outsourcing services ("REL"), and certain additional assets and liabilities to Das Family Holdings ("DFH"). DFH is owned and controlled by Amrit K. Das, who is the Company's Chairman, Chief Executive Officer, President and beneficial owner of more than 10% of the Company's outstanding common stock, Santanu K. Das, who is one of the Company's directors and former executive officers and holds more than 10% of the Company's outstanding common stock, and their affiliates. The Company has filed a definitive proxy with the Securities and Exchange Commission covering the proposed merger and sale transactions.

         In accordance with GAAP, the balance sheet at March 31, 2006 has been reclassified to reflect the Indian subsidiary and additional assets and liabilities to be sold to DFH as assets and liabilities held for sale. Additionally, the statements of operations and cash flows have been reclassified to reflect the results of the REI business and STAAD product lines, the France subsidiary, and the Indian subsidiary as discontinued for the periods presented. As such, unless otherwise noted, all amounts presented, including all note disclosures, contain only information related to the Company's continuing operations.

         Certain reclassifications have been made to the fiscal 2006 condensed consolidated financial statements to conform to the fiscal 2007 presentation. The primary reclassifications relate to the separate reporting for the discontinued operations of the REI business and STAAD product lines, the France subsidiary and the Indian subsidiary (note 12).

2.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At September 30, 2006, the Company's management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company's management also believed that the carrying amounts of its capital lease obligations approximated their fair values, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date.

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

         Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to nine months. The Company did not have any fixed price contracts at September 30, 2006. Other products and services sold via Internet portals, where the Company is an agent, are recognized net of purchase costs when the products and services are delivered and collection is reasonably assured.

4.       CONCENTRATION OF SALES AND CREDIT RISK

         The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable balances. Four of the Company's customers each accounted for more than 10% of the Company's consolidated net sales during the six months ended September 30, 2006. Deutsche Rentenversicherung Bund, Course Technology, Inc., and BBK Healthcare, Inc. accounted for approximately 17.3%, 15.7%, and 12.5, respectively, of the Company's consolidated net sales for the six months ended September 30, 2006. During the six months ended September 30, 2005, Sharp Laboratories of America, Course Technology, and Deutsche Bank accounted for approximately 13.8%, 19.9% and 15.6%, respectively, of the Company's consolidated net sales. No other customer accounted for more than 10% of the Company's consolidated net sales during those periods.

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

6.       STOCK-BASED COMPENSATION

         The Company's shareholder-approved 1996, 1997, 1998, 2000, and 2003 Stock Option Plans, permit the grant of stock options as either incentive or non-qualified to eligible directors, officers, employees and, in certain cases, consultants, of the Company and its subsidiaries. Option awards are generally granted with an exercise price equal to or greater than the market price of the Company's stock at the date of grant. Options under all plans generally vest over three years, though the vesting periods may vary from option to option, and are exercisable subject to continued service and other conditions.

         Effective as of the beginning of the first quarter of fiscal year 2007, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method. Under this method, prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2007 and the adoption of SFAS No. 123(R). The provisions of SFAS No. 123(R) apply to new stock options issued on or after the adoption date and stock options outstanding, but not yet vested, on the adoption date. SFAS No. 123(R) requires the Company to estimate future forfeitures of stock based compensation while the pro forma disclosure for the three and six months ended September 30, 2005 includes only those options that had been forfeited during those periods. In January 2006 the Company cancelled all outstanding employee stock options and so as of March 31, 2006, there were no options outstanding and unexercisable under any of the employee stock option plans. No stock options were granted during the six months ended September 30, 2006. Accordingly, fair value was not determined and stock-based compensation expense was not recorded during this period.

         Prior to April 1, 2006, the Company measured stock based compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB No. 25). Stock-based compensation expense was previously recognized on stock options issued to employees only if the option exercise price was less than the market price of the underlying stock on the date of grant. During the three and six months ended September 30, 2005, no stock-based compensation expense was recorded under the intrinsic value method.

         The following represents pro forma information as if the Company applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123(R) during the three and six months ended September 30, 2005 (in thousands, except amounts per share):

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                              2005                  2005
                                                       -----------------     -----------------
         Net loss - as reported                        $            (994)    $          (1,328)
         Deduct:  Stock-based compensation expense
             determined under the fair value based
             method for all awards, net of tax                        36                    72
                                                       -----------------     -----------------
         Net loss - pro forma                          $          (1,030)    $          (1,400)
                                                       =================     =================
         Basic and diluted net loss per share -
             as reported                               $           (0.05)    $           (0.07)
                                                       =================     =================
             pro forma                                 $           (0.05)    $           (0.07)
                                                       =================     =================
         Weighted average fair value of options
             granted                                   $            1.02     $            1.02
                                                       =================     =================

            The fair value of stock options granted during the periods indicated has been determined using the Black-Scholes option pricing model. The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

                                                             SIX MONTHS ENDED
                                                            SEPTEMBER 30, 2005
                                                            ------------------

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

         No dividend yield is expected since the Company historically did not pay cash dividends. The expected volatility is based on the historical volatility of the Company's common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on the implied yield currently available on U.S Treasury securities with an equivalent remaining term. The expected life represents the period the Company's stock-based award are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The forfeiture rate is an estimate of the percentage of granted stock options that will be cancelled prior to becoming vested. The Company has estimated this to be 0% because of the historically small amount of forfeitures in the prior periods.

7.       FOREIGN CURRENCY TRANSLATION

         The financial condition and results of operations of the Company's foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into United States dollars (the reporting currency) at the exchange rate in effect at the end of the interim period. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective interim periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in the consolidated balance sheet. Gains and losses resulting from foreign currency transactions are included in operations and were not material to the first six months of fiscal 2007 and 2006.

8.       COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which prescribes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income (loss). The components of comprehensive loss for the three and six months ended September 30, 2006 and 2005 are as follows (in thousands):

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                     -------------------------------      ------------------------------
                                                         2006               2005              2006              2005
                                                     ------------       ------------      ------------      ------------
         Net loss                                    $       (562)      $       (994)     $     (1,014)     $     (1,328)
         Foreign currency translation adjustment               27                (37)                7               (37)
                                                     ------------       ------------      ------------      ------------
              Comprehensive loss                     $       (535)      $     (1,031)     $     (1,007)     $     (1,365)
                                                     ============       ============      ============      ============

9.       NET LOSS PER SHARE

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

         The following table illustrates the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                          2006          2005          2006          2005
                                                        --------      --------      --------      --------
         Numerator:

         Net loss and numerator for basic
             and diluted loss per share                 $   (562)     $   (994)     $ (1,014)     $ (1,328)
                                                        ========      ========      ========      ========

         Denominator:
         Denominator for basic net loss per share -
            average number of common shares
            outstanding during the period                 19,235        19,117        19,235        19,117

         Incremental common shares attributable
            to exercise of outstanding options,
            warrants and other common stock
            equivalents                                       --            --            16            --
                                                        --------      --------      --------      --------
         Denominator for diluted net loss per share       19,235        19,117        19,251        19,117
                                                        ========      ========      ========      ========

         Basic and diluted net loss per share           $  (0.03)     $  (0.05)     $  (0.05)     $  (0.07)
                                                        ========      ========      ========      ========

         In January 2006 the Company cancelled all outstanding employee stock options. Non-employee options, warrants and other common stock equivalents amounting to 1,073,000 and 873,000 potential common shares were excluded from the computation of diluted EPS for the three and six months ended September 30, 2006 because the Company reported net losses and, therefore, the effect would have been anti-dilutive. Non-employee options, warrants and other common stock equivalents amounting to 1,790,000 potential common shares were excluded from the computations of diluted EPS for the three and six months ended September 30, 2006 and 2005, because the Company reported net losses and, therefore, the effect would have been anti-dilutive.

10.      SEGMENT AND GEOGRAPHIC DATA

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

         The significant components of worldwide operations by reportable operating segment are:

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                             ----------------------------      ----------------------------
                                                 2006             2005             2006             2005
                                             -----------      -----------      -----------      -----------
                  NET REVENUE
         Collaborative software products
           and services                      $       152      $       208      $       602      $       450
         IT services                                 423              418              843              972
                                             -----------      -----------      -----------      -----------
              Consolidated                   $       575      $       626      $     1,445      $     1,422
                                             ===========      ===========      ===========      ===========

                  GROSS PROFIT
         Collaborative software products
           and services                      $       126      $       207      $       522      $       448
         IT services                                 111               78              224              244
                                             -----------      -----------      -----------      -----------
              Consolidated                   $       237      $       285      $       746      $       692
                                             ===========      ===========      ===========      ===========

            OPERATING (LOSS) INCOME
         Collaborative software products
           and services                      $       (77)     $        (9)     $        91      $        10
         IT services                                  (9)             (32)               2               31
          Center                                    (623)            (484)          (1,173)            (847)
                                             -----------      -----------      -----------      -----------
              Consolidated                   $      (709)     $      (525)     $    (1,080)     $      (806)
                                             ===========      ===========      ===========      ===========


         The Company's operations are based worldwide through foreign and domestic subsidiaries and branch offices in the United States, India, Germany and Asia-Pacific. The following are significant components of worldwide operations by geographic location:

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                              SEPTEMBER 30,                SEPTEMBER 30,
                                       -------------------------     -------------------------
                                          2006           2005           2006           2005
                                       ----------     ----------     ----------     ----------
                      NET REVENUE
         United States                 $      474     $      566     $    1,018     $    1,242
         Europe                                --             36             18            101
         Asia-Pacific                         101             24            409             79
                                       ----------     ----------     ----------     ----------

                  Consolidated         $      575     $      626     $    1,445     $    1,422
                                       ==========     ==========     ==========     ==========

                      EXPORT SALES
         United States                 $       --     $       24     $       19     $      110
                                       ==========     ==========     ==========     ==========


                                        SEPTEMBER 30,       MARCH 31,
                                            2006              2006
                                        ------------      ------------
                                                (IN THOUSANDS)
         LONG-LIVED ASSETS
         United States                  $        179      $        257
         Europe                                   27                31
                                        ------------      ------------
                  Consolidated          $        206      $        288
                                        ============      ============


11.      CONTINGENCIES

         REL (FORMERLY RESEARCH ENGINEERS PRIVATE LTD.) V. VITAL COMMUNICATIONS, AND VITAL COMMUNICATIONS V. REL.

         REL is a plaintiff in a civil action commenced by REL and is a defendant in a counter suit by Vital Communications stemming from actions in 2001 in Tiz Hazari Court, India and Delhi High Court, India, SUIT NO. 256 OF 2001 LYING PENDING AT THE HIGH COURT OF DELHI, INDIA.

         In the actions, REL alleges causes of action for breach of contract and seeks alleged damages of approximately $450,000. Vital Communications denies any breach of contract or other wrongdoing and/or contends and alleges that REL is in breach of contract and is demanding $1,350,000 in damages. The Company further denies that Vital Communications is entitled to the claimed damages.

         Both REL and Vital Communications are engaged in settlement discussions. No reserves regarding this dispute have been recorded under accrued expenses in the September 30, 2006 consolidated balance sheet. If the pending sale of the Indian subsidiary to DFH is consummated as proposed, DFH has agreed to assume certain liabilities and obligations relating to REL, including potential liabilities associated with the existing legal dispute with Vital Communications.

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

         On June 29, 2006, REPL entered into a deed of settlement agreement with Autodesk, Inc whereby REPL would purchase all software programs allegedly being used and would agree to periodic audits by plaintiff over a period of 12 months. The agreement called for a payment of 5 million Indian rupees for the purchase of the software and 1 million Indian Rupees towards legal fees, for a total of 6 million Indian Rupees, or approximately $131,600. At March 31, 2006, the Company accrued $120,000 for the settlement of this lawsuit and recorded the additional expense of $11,600 in the first quarter ended June 30, 2006. The entire payment of $131,600 was paid in July 2006.

         OTHER LITIGATION

         The Company is a party to various litigation matters arising in the normal course of business. Management believes the disposition of these matters will not have a material impact on the Company's consolidated financial condition or results of operations.

12.      DISCONTINUED OPERATIONS

         On November 18, 2005, the Company completed the sale of assets of its REI business and STAAD product lines to Bentley for approximately $23.5 million in cash. In November 2005, the Company set aside a cash reserve of $1.07 million in accordance with the asset sale agreement with Bentley. As of May 17, 2006 the sum of the prepaid assets assigned to Bentley at closing and the assigned accounts receivable for which payments have been received by Bentley was less than the aggregate amount of the assumed current liabilities, which resulted in a shortfall of approximately $760,000. According to the asset sale agreement, the Company was obligated to pay the amount of the shortfall to Bentley. The entire amount of the shortfall was recorded under accrued settlement for REI sale on the balance sheet as of March 31, 2006 and was subsequently paid in May 2006.

         On January 5, 2006, the Company sold its France subsidiary to Mr. Badreddine Ziane for approximately $100,000. The France subsidiary was in the business of selling the Company's STAAD structural analysis and design product lines and provided technical support and maintenance for their customers. Mr. Ziane agreed to purchase all the outstanding shares of the subsidiary and has indicated that he intends to sell the REI products and offer related consulting services as an independent contractor to Bentley. Per the agreement, $65,000 was due upon signing of the agreement and $35,000 was due over the next 6 months. As of June 30, 2006, the Company had received $65,000 and had a remaining balance of $35,000 recorded under note receivable on the balance sheet as of June 30, 2006. In July 2006, the Company received another payment of approximately $12,000, leaving a balance of approximately $23,000 as of September 30, 2006.

         As discussed in note 1, on August 29, 2006, the Company entered into an Agreement and Plan of Merger with BPOMS and also entered into a separate stock and asset sale agreement to sell and transfer the Company's interest in its Indian subsidiary and certain additional assets and liabilities to DFH. As a result of the pending sale, the Company's Indian subsidiary and additional assets and liabilities to be sold to DFH have been classified as assets held for sale.

         The Company's condensed consolidated financial statements have been reclassified for all periods presented to reflect the REI business, France subsidiary and Indian subsidiary as discontinued operations. The Company first reflected the REI business and France subsidiary operations as discontinued in the second quarter of fiscal 2006 and the Indian subsidiary and operations as discontinued in the first quarter of fiscal 2007 when the Company decided to sell those respective operations. In accordance with GAAP, the revenues, costs, and expenses directly associated with those businesses have been reclassified as discontinued operations on the condensed consolidated statements of operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations. Additionally, assets and liabilities of the Indian subsidiary have been reclassified as held for sale on the Company's condensed consolidated balance sheets for all periods presented, and the Company's condensed consolidated statements of cash flows have been reclassified to reflect the operations of the REI business, France subsidiary and Indian subsidiary as discontinued operations for all periods presented. There were no assets or liabilities held for sale for the REI business or France subsidiary for the periods presented due to the fact that these businesses were sold prior to the Company's prior year end of March 31, 2006.

         The carrying value of the assets and liabilities held for sale of the Indian subsidiary included in the consolidated balance sheets are as follows:

                                                            SEPTEMBER 30,        MARCH 31,
                                                                2006               2006
                                                           --------------     --------------

    Cash and cash equivalents                              $          291     $          251
    Restricted cash                                                    --                147
    Accounts receivable, net                                          224                276
    Deposits                                                           39                 69
    Prepaid expenses and other current assets                         553                515
                                                           --------------     --------------
           Total current assets                                     1,107              1,258

Property and equipment, net                                           824                875
                                                           --------------     --------------
                                                           $        1,931     $        2,133
                                                           ==============     ==============

    Current portion of capital lease obligations           $           15     $           18
    Current portion of long term debt, net of discount                 26                 57
    Accounts payable                                                   69                109
    Accrued expenses                                                  247                458
    Income taxes payable                                                5                  8
    Deferred revenues                                                   8                  9
                                                           --------------     --------------
           Total current liabilities                                  370                659

Capital lease obligations, net of current portion                      35                 41
Long term debt, net of current portion and discount                    --                 17
                                                           --------------     --------------
           Total liabilities                               $          405     $          717
                                                           ==============     ==============

        The net revenues and net loss of the Company's discontinued operations, were as follows:

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                          ----------------------------      ----------------------------
                                              2006             2005            2006             2005
                                          -----------      -----------      -----------      -----------

Net revenues:
    Indian subsidiary                     $       219      $       276      $       414      $       473
    REI business                                   --            2,835               --            5,523
    France subsidiary                              --              132               --              299
                                          -----------      -----------      -----------      -----------
                                          $       219      $     3,243      $       414      $     6,295
                                          ===========      ===========      ===========      ===========

Net (loss) income from operations of:
    Indian subsidiary                            (140)            (265)            (250)            (461)
    REI business                                   --             (106)              28              159
    France subsidiary                              --               11               --               22
                                          -----------      -----------      -----------      -----------
                                          $      (140)     $      (360)     $      (222)     $      (280)
                                          ===========      ===========      ===========      ===========


13.      DEFERRED GAIN ON SALE AND LEASEBACK

         As part of the November 2005 transaction to sell the operations of REI business and STAAD product lines, the Company assigned, and Bentley, the buyer, assumed all rights under the lease of approximately 40,000 square feet of the Yorba Linda, California facility that houses the Company's corporate headquarters. Simultaneous with the assignment, the Company signed a sublease with Bentley for approximately 3,000 square feet of office space, representing approximately 8% of the facility for a monthly rate of $3,400, which was the market rate at that time. Under the assignment, Bentley assumed all obligations under the lease and agreed to perform all covenants and agreements of tenant under the lease but the Company remained liable under the terms of the lease. During the three months ended September 30, 2006, the original lessor agreed to refund the rental deposit to the Company, subject to completion of certain maintenance work. Also during the three months ended September 30, 2006, Bentley and the Company agreed to terminate the Company's sublease as of December 31, 2006. The Company will vacate the facility and move its headquarters to a more suitable location. Pursuant to SFAS No. 13, "Accounting for Leases," and interpretations thereof, the Company is recognizing the unamortized balance of the deferred gain on sale and leaseback over the modified term of the sublease. The Company recognized in other income approximately $295,000 in gain on sale and leaseback during the three months ended September 30, 2006.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that the forward-looking statements be subject to the safe harbors created by those sections. The forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

         o        Our ability to continue as a going concern;
         o Our ability to obtain additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future;
         o Our ability to successfully implement our business plans, including the pending merger and sale transactions;
         o Our ability to attract and retain strategic partners and alliances;
         o        Our ability to hire and retain qualified personnel;
         o The risks of uncertainty of protection of our intellectual property;
         o Risks associated with existing and future governmental regulation to which we are subject; and
         o Uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

         Any of the factors described above or in the "Risk Factors" section of our latest annual report on Form 10-KSB and our definitive proxy statement for our annual stockholders' meeting scheduled for November 28, 2006 or our other filings could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

     RECENT DEVELOPMENTS

         As part of the November 2005 transaction to sell the operations of our REI business and STAAD product lines, we assigned, and Bentley, the buyer, assumed all rights under the lease of approximately 40,000 square feet of the Yorba Linda, California facility that houses our corporate headquarters. Simultaneous with the assignment, we signed a sublease with Bentley for approximately 3,000 square feet of office space, representing approximately 8% of the facility for a monthly rate of $3,400, which was the market rate at that time. Under the assignment, Bentley assumed all obligations under the lease and agreed to perform all covenants and agreements of tenant under the lease but we remain liable under the terms of the lease. During the three months ended

September 30, 2006, the original lessor also agreed to refund the rental deposit to us, subject to completion of certain maintenance work. Additionally, during the three months ended September 30, 2006, we and Bentley agreed to terminate our sublease as of December 31, 2006. We will vacate the facility and move our headquarters to a more suitable location. Pursuant to SFAS No. 13, "Accounting for Leases," and interpretations thereof, we are recognizing the unamortized balance of the deferred gain on sale and leaseback over the modified term of the sublease. We recognized in other income approximately $295,000 in gain on sale and leaseback during the three months ended September 30, 2006.

     OVERVIEW

         We operate in the following two business segments:

         o Collaborative software products and services for businesses worldwide; and
         o        Information technology ("IT") services.

         Our net revenues from continuing operations during the three months ended September 30, 2006 were $576,000, a decrease of $50,000 (8.1%) over the corresponding prior year period, of which collaborative software products and services net revenues decreased $55,000 (26.8%), and IT services net revenues increased $5,000 (1.3%).

         Our net revenues from continuing operations during the six months ended September 30, 2006 were $1,445,000, an increase of $23,000 (1.7%) over the corresponding prior year period, of which collaborative software products and services net revenues increased $152,000 (33.8%), and IT services net revenues declined $129,000 (13.2%).

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

         We generate revenues from software licensing fees and annual support fees established at the time of the initial contract. Most of our customers who purchase eReview buy a site license to cover their entire company's requirements. Our primary sales strategy for our collaborative software is to develop close relationships with our OEM partners and create recurring revenues through royalties and maintenance.

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

     SALE OF REI BUSINESS AND STAAD PRODUCT LINES AND FRANCE SUBSIDIARY

         On November 18, 2005, we completed our sale of assets of our REI business and STAAD product lines to Bentley for approximately $23.5 million and recorded a net gain of $21.6 million in the third quarter of fiscal 2006. On January 5, 2006, we entered into an agreement with Mr. Badreddine Ziane to sell our France subsidiary for approximately $100,000 and recorded a net loss of approximately $120,000 during the three months ended March 31, 2006. Accordingly, the results of operations relating to our REI business and STAAD product lines and France subsidiary are discussed below as discontinued operations.

     PENDING SALE OF INDIAN SUBSIDIARY, REL

         A special committee was appointed by our board of directors in August 2005 to evaluate strategic alternatives and options for our information technology, Web 4, and engineering business process outsourcing businesses following the consummation of our sale of assets to Bentley in November 2005.

         On August 29, 2006, we entered into an Agreement and Plan of Merger with privately-held BPO Management Services, Inc. ("BPOMS") and BPO Acquisition Corp., a newly-created wholly-owned subsidiary of ours specifically created to effect the merger. On August 29, 2006, we also entered into a separate stock and asset sale agreement pursuant to which we would, concurrently with the consummation of the merger transaction, sell and transfer our interest in Research Engineers Ltd. ("REL"), our majority-owned Indian subsidiary that engages in engineering business process outsourcing services, and certain additional assets and liabilities to Das Family Holdings ("DFH"). DFH is owned and controlled by Amrit K. Das, who is our Chairman, Chief Executive Officer, President and beneficial owner of more than 10% of our outstanding common stock, Santanu K. Das, who is one of our directors and former executive officers and holds more than 10% of our outstanding common stock, and their affiliates.

         The additional assets to be sold to DFH would include certain marks and Internet domain names, including the "netGuru" name, a copy of the source code for our WEBWORKS(TM) software, and certain contracts, licenses and accounts receivable primarily relating to REL's business. DFH would assume certain obligations and liabilities, and the change in control and executive retention agreement and the split dollar life insurance arrangement between Amrit K. Das and us would be terminated. At the closing of the sale transaction, we would enter into an outsourcing services agreement covering services that may be provided to us by REL after the closing, a value-added reseller agreement covering our WEB4 products that may be distributed by REL after the closing, and a transition agreement that covers the transition of the netGuru name and mark and our hosting of the "netguru.com" website for a limited time following the closing.

         The closings of the merger and sale transactions are subject to various conditions, including approval of the transactions by our stockholders. If all closing conditions are met, we anticipate that the merger and sale transactions would occur by December 22, 2006. However, each party has certain rights to terminate the merger and/or sale agreements, including the right to unilaterally terminate the agreements with or without reason if the transactions do not close by December 22, 2006. Depending upon the reasons a termination occurs, we might be required to pay to, or we may receive from, BPOMS and/or DFH termination fees totaling up to $400,000.

         In connection with the merger and sale transactions, we plan to declare a cash dividend and to conduct a reverse stock split prior to the closings. The cash dividend, if declared, would be approximately $3.5 million, or approximately $0.18 cents per share of our common stock outstanding prior to the planned reverse stock split, and would become payable out of the $1.5 million in cash anticipated to be provided by BPOMS in the merger transaction and the $2.0 million in cash anticipated to be received from DFH in the sale transaction. The dividend would be paid after the closings and only to holders of our common stock outstanding on a record date to be set prior to the closings.

         After the declaration of the dividend but prior to the payment of the dividend and the consummation of the merger, we would effect a reverse stock split ranging from 1-for-4 to 1-for-30 of our 19.2 million outstanding common shares. In addition, we would create three series of preferred stock containing, among other terms, various conversion, liquidation, redemption, voting and director election and board observation provisions. Shares of BPOMS preferred stock would convert into shares of the newly created netGuru preferred stock at the closing of the proposed merger.

         The agreements relating to the merger transaction and the sale transaction require that we change our name to BPO Management Services, Inc. at or after the effective time of the merger. We are seeking stockholder approval of the merger and sale transactions, the stock split, the name change and related matters via a definitive proxy statement relating to our upcoming 2006 annual meeting of stockholders that we filed with the Securities and Exchange Commission on November 3, 2006.

         In connection with our entry into the merger and sale agreements, on August 29, 2006, we entered into voting agreements with BPOMS and the owners of DFH. The voting agreements provide that the owners of DFH will vote their shares of our common stock in favor of the merger and sale transactions, our corporate name change and the reverse stock split, and against any opposing or competing transactions.

         During the six months ended September 30, 2006, we incurred certain professional fees related to these strategic alternatives, which are included in general and administrative expenses, and aggregate approximately $355,000.

         As a result of the pending sale, our Indian subsidiary and additional assets and liabilities to be sold to DFH have been classified as assets held for sale. Accordingly, the results of operations relating to REL are discussed below as discontinued operations.

     CRITICAL ACCOUNTING POLICIES

         We have identified the following as accounting policies that are the most critical to aid in understanding and evaluating our financial results:

         o        revenue recognition; and
         o        allowance for doubtful accounts receivable.

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

         We recognize revenues from our IT services primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as we perform IT services. Certain IT services contracts are fixed price contracts where we measure progress toward completion by mutually agreed upon pre-determined milestones and recognize revenue upon reaching those milestones. Our fixed price IT contracts typically are for a short duration of one to nine months. We did not have any uncompleted fixed price IT contracts at September 30, 2006.

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

CONSOLIDATED RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 VS. THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005

     CONTINUING OPERATIONS

         NET REVENUES

         The following table presents our net revenues by segment (dollars in thousands):

                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                      ---------------------------------    ---------------------------------
                                           2006               2005               2006              2005
                                      --------------     --------------    ---------------    --------------
NET REVENUES
Collaborative software
   products and services              $         152      $         208     $          602     $         450
% of total net revenues                       26.4%              33.2%              41.7%             31.6%

IT services                                     423                418                843               972
% of total net revenues                       73.6%              66.8%              58.3%             68.4%
                                      --------------     --------------    ---------------    --------------
Total net revenues                    $         575      $         626     $        1,445     $       1,422
                                      ==============     ==============    ===============    ==============

         Net revenues for the three months ended September 30, 2006 decreased $51,000 (8.1%) compared to the same period in the prior year. Net revenues for the six months ended September 30, 2006 increased $23,000 (1.6%) compared to the same period in the prior year. Our revenues consisted of revenues from (1) collaborative software products and services, and (2) IT services.

         COLLABORATIVE SOFTWARE PRODUCTS AND SERVICES

         Net revenues from collaborative software products and services for the three months ended September 30, 2006 decreased by $56,000 (26.9%) compared to the three months ended September 30, 2005. During the three months ended September 30, 2005 a large collaborative software project was completed. No such revenues were recognized during the three months ended September 30, 2006.

         Net revenues from collaborative software products and services for the six months ended September 30, 2006 increased $152,000 (33.8%) primarily due to the completion and recognition of revenues in June 2006 from collaborative software project in our Germany office representing approximately $227,000. Following the sale of our REI business in November 2005, more focus has been placed on collaborative software revenues in our German office, whereas prior to that, the majority of our focus was on our REI revenues. The majority of our collaborative software revenue is generated from customized modification projects where the revenue is recognized generally upon completion of the entire project. The timing of completion and recognition of revenue from our large projects creates variability in our collaborative software net revenues between quarters.

         IT SERVICES

         IT services net revenues increased $5,000 (1.2%) for the three months ended September 30, 2006, compared to the same period in the prior year. Net revenues from IT services for the six months ended September 30, 2006 decreased $129,000 (13.3%) compared to the same period in the prior year. IT services net revenues have decreased due to the scaling back of one of our domestic IT services offices, a decrease in the number of customers, and a decrease in the number of qualified employees available to staff various jobs. For the past several years, the IT services industry has been adversely affected by a slow economy and many of our customers reduced, and continue to reduce, spending on technology consulting and systems integration services. We anticipate that revenue from IT services will now stabilize and remain at approximately current levels.

GROSS PROFIT AND GROSS MARGIN

         The following table presents our gross profit by segment and gross profit as a percentage of each segment's net revenue, or gross margin (dollars in thousands):

                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                      ---------------------------------    --------------------------------
                                           2006               2005              2006               2005
                                      --------------     --------------    --------------     -------------
GROSS PROFIT
Collaborative software
   products and services              $         126      $         207     $         522      $        448
IT services                                     111                 78               224               244
                                      --------------     --------------    --------------     -------------
  Consolidated                        $         237      $         285     $         746      $        692
                                      ==============     ==============    ==============     =============
GROSS MARGIN
Collaborative software
   products and services                      82.9%              99.5%            86.7%             99.6%
IT services                                   26.2%              18.7%            26.6%             25.1%
                                      --------------     --------------    --------------     -------------
  Consolidated                                41.2%              45.5%            51.6%             48.7%
                                      ==============     ==============    ==============     =============

         Consolidated gross margin decreased to 41.2% for the three months ended September 30, 2006 from 45.5% during the same period in the prior year primarily due to lower gross margin from collaborative software. Consolidated gross margin increased to 51.6% for the six months ended September 30, 2006 from 48.7% for the comparable period in the prior year due to higher gross margin from the IT services business.

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

         Gross margin in the collaborative software products and services segment decreased 16.6 and 12.9 percentage points, respectively, for the three and six months ended September 30, 2006 compared to the same periods in the prior year. The cost of sales for the collaborative software products and services segment for the six months ended September 30, 2006 included an increase of $39,000 for salaries of a engineers who worked on service-oriented collaborative software jobs that were not underway in the prior year and an increase of $21,000 for royalties and purchases made.

         IT SERVICES

         Gross margin in the IT services segment increased 7.5 and 1.5 percentage points, respectively, for the three and six months ended September 30, 2006 compared to the same periods in the prior year. IT services segment gross margin increased due to better utilization of employees with a decrease in the number of employees remaining idle or "on the bench." Historically, gross margin from the IT services segment has been lower than gross margin from the collaborative software products and services segment due to the higher cost of labor associated with IT services. The cost of net revenues for IT services includes the salaries, bonuses, and benefits for the consulting employees.

OPERATING EXPENSES

         The following table presents our operating expenses in dollars and as a percentage of total net revenues (dollars in thousands):

                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                   -------------------------------     -------------------------------
                                        2006              2005              2006              2005
                                   -------------     -------------     -------------     -------------
OPERATING EXPENSES
    Selling, general and
       administrative expenses     $         794     $         621     $       1,532     $       1,103
    % of total net revenues               138.1%             99.2%            106.0%             77.6%

    Research and development
      expenses                     $         107     $         136     $         215     $         286
    % of total net revenues                18.6%             21.7%             14.9%             20.1%

    Depreciation                   $          45     $          53     $          79     $         109
     % of total net revenues                7.8%              8.5%              5.5%              7.7%

    Total operating expenses       $         946     $         810     $       1,826     $       1,498
    % of total net revenues               164.5%            129.4%            126.4%            105.3%


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses increased $173,000 (27.9%) for the three months ended September 30, 2006, compared to the three months ended September 30, 2005 primarily due to the following:

         o An $86,000 increase in employee salaries and taxes due to additional sales employees hired, raises given, and a $32,000 bonus payment made to our Chief Financial Officer per his employment agreement;
         o A $43,000 increase in consulting and sales commission fees due to commissions paid to an outside consultant for the additional collaborative software revenue brought in to our Germany office; and

         o A $135,000 increase in legal fees for additional work related to potential strategic transactions.

         SG&A expenses increased $429,000 (38.9%) for the six months ended September 30, 2006, compared to the six months ended September 30, 2005 primarily due to the following:

         o A $143,000 increase in employee salaries and taxes due to additional sales employees hired, raises given, and a $64,000 bonus payment made to our Chief Financial Officer per his employment agreement;
         o A $78,000 increase in board compensation expenses primarily due to an additional $25,000 cash compensation paid to each of the three members of the special committee in recognition of additional efforts expensed by each member;
         o A $110,000 increase in consulting and sales commission fees due to commissions paid to an outside consultant for the additional collaborative software revenue brought in to our Germany office; and
         o A $179,000 increase in legal fees for additional work related to potential strategic transactions.

         We anticipate our legal and professional fees will increase in the third quarter of fiscal 2007 due to our efforts in connection with potential strategic transactions. However, we are continuing to control and cut costs where feasible and anticipate that our overall corporate overhead costs, excluding any integration-related costs resulting from the merger with BPOMS, may decrease during the fourth quarter of fiscal 2007.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses decreased $29,000 (21.3%) for the three months ended September 30, 2006. R&D expenses decreased $71,000 (24.8%) for the six months ended September 30, 2006. The decrease in R&D expenses is primarily due to many of our R&D developers working on customized projects for our customers, and, as a result, their costs were re-classified to cost of sales. Total costs re-classified from R&D expense to cost of sales for the six months ended September 30, 2006 were $39,000. As a percentage of collaborative software net revenues, to which they mostly relate, R&D expenses increased to 70.4% from 65.4% due to a decline in collaborative software net revenues during the three months ended September 30, 2006 and decreased to 35.7% from 63.6% due to higher collaborative software revenues during the six months ended September 30, 2006.

         DEPRECIATION

         Depreciation expenses (excluding amounts charged to cost of revenues) decreased $8,000 (15.1%) and $30,000 (27.5%) for the three and six months ended September 30, 2006, respectively compared to the same periods in the prior year due to depreciation of existing fixed assets, which are not being replaced. We anticipate that depreciation expenses will remain at this level through the end of fiscal 2007.

SEGMENT PROFITABILITY AND OPERATING INCOME (LOSS)

                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                      SEPTEMBER 30,                       SEPTEMBER 30,
                             ------------------------------      ------------------------------
                                 2006              2005              2006              2005
                             ------------      ------------      ------------      ------------
OPERATING INCOME (LOSS)
Collaborative software
   products and services     $        (77)     $         (9)     $         91      $         10
IT services                            (9)              (32)                2                31
Center                               (623)             (484)           (1,173)             (847)
                             ------------      ------------      ------------      ------------
  Consolidated               $       (709)     $       (525)     $     (1,080)     $       (806)
                             ============      ============      ============      ============

         During the three months ended September 30, 2006, consolidated operating loss increased 184,000. Operating loss in the collaborative software products and services segment increased $68,000 and operating loss in the IT services segment decreased $23,000 during the three months ended September 30, 2006. Operating loss in Center increased $139,000 during the three months ended September 30, 2006.

         The decrease in collaborative software revenues and higher operating and professional fees related to the proposed merger and sale transactions contributed to the greater consolidated operating loss for the three months ended September 30, 2006 compared to the same period in the prior year.

         Consolidated operating loss increased $274,000 during the six months ended September 30, 2006. Operating income in the collaborative software products and services segment increased $81,000 and operating income in the IT services segment decreased $29,000 during the six months ended September 30, 2006. Operating loss in Center increased $326,000 during the six months ended September 30, 2006.

         Operating income in the collaborative software products and services segment increased due to an increase in revenues from larger value projects completed. Operating income in the IT services segment decreased due to a decrease in gross profit resulting from a decrease in the number of customers and projects that caused a reduction in sales. Higher operating loss in Center due to higher professional fees related to the proposed merger and sale transactions contributed to the greater consolidating operating loss for the six months ended September 30, 2006 compared to the same period in the prior year.

OTHER INCOME

         Other income increased $399,000 (356.3%) and $523,000 (222.6%), respectively, during the three and six months ended September 30, 2006 compared to the same periods in the prior year. This increase was primarily due to our recognition of $295,000 in deferred gain on sale and leaseback of the facility that houses our corporate headquarters in California during the three months ended September 30, 2006, compared to $17,000 during the three months ended September 30, 2005, as described above under the heading "Recent Developments."

         Interest expense decreased $121,000 and $240,000 for the three and six months ended September 30, 2006, respectively, compared to the same periods in the prior year due to loan payoffs in November 2005. Our debt to Laurus Master Fund, Ltd. ("Laurus") and our debt in our Indian subsidiary were paid off in November 2005. When the Laurus debt was paid off, we expensed the remaining unamortized discount related to the debt, and therefore there was no additional interest expense relating to Laurus after November 2005. Total interest expense related to the Laurus debt was approximately $98,000 and $196,000, respectively, for the three and six months ended September 30, 2005. Due to the Laurus debt payoff, we anticipate our interest expense in fiscal 2007 will decrease significantly from fiscal 2006 unless we engage in a transaction that requires us to obtain additional debt financing.

         INCOME TAXES

         We recorded no income tax during the three and months ended September 30, 2006 compared to an income tax benefit of $3,000 for the three months ended September 30, 2005 and an income tax expense of $7,000 for the six months ended September 30, 2005. Tax expense for the six months ended September 30, 2005 resulted from provisions for domestic income taxes.

DISCONTINUED OPERATIONS

         As discussed in the section titled "Overview," we

         o sold our REI business and STAAD product lines to Bentley in November 2005;

         o        sold our France subsidiary in January 2006; and

         o entered into a stock and asset sale agreement to sell our Indian subsidiary and certain assets and liabilities to DFH on August 29, 2006.

         In accordance with accounting principles generally accepted in the United States, the revenues, costs, and expenses directly associated with the Indian subsidiary, REI business, and France subsidiary have been reclassified as discontinued operations on the condensed consolidated statements of operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations.

         Net loss from discontinued operations for the three months ended September 30, 2006 was $140,000 compared to a net loss of $360,000 for the same period in the prior year, a decrease of $220,000. Net loss from discontinued operations for the three months ended September 30, 2006 consisted of a net loss from our Indian subsidiary. Net loss from discontinued operations for the three months ended September 30, 2005 consisted of a net loss of $265,000 from our Indian subsidiary, a $106,000 net loss from our REI business and a net income of $11,000 from our France subsidiary. The decrease in the net loss from discontinued operations during the three months ended September 30, 2005 was primarily due to a lower net loss from our Indian subsidiary due to a $165,000 decrease in bad debt expense and because there were no REI operations during the three months ended September 30, 2006 since we sold that business in November 2005.

         Net loss from discontinued operations for the six months ended September 30, 2006 was $222,000 compared to a net loss of $280,000 from discontinued operations during the same period in the prior year. Net loss from discontinued operations for the six months ended September 30, 2006 consisted of a net loss of $250,000 from our Indian subsidiary and a net income of $28,000 from our REI business. Net loss during the six months ended September 30, 2005 comprised a net income of $159,000 from our REI business and a net income of $22,000 from our France subsidiary offset by a net loss of $461,000 from our Indian subsidiary.
The decrease in net loss from discontinued operations was primarily due to a decrease in net loss from our Indian subsidiary as a result of a $221,000 decrease in bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have relied upon cash from financing activities to fund the majority of the cash requirements of our operating and investing activities. We have not been able to generate sufficient cash from our operating activities in the past, and there is no assurance we will be able to do so in the future. Until the close of the sale of our REI business during the quarter ended December 31, 2005, we financed our operations (including capital expenditures) primarily through existing cash and cash equivalent balances and issuance of convertible notes. As a result of the sale, we allocated a portion of the approximately $23.5 million sale proceeds to transaction costs, applicable taxes and the retirement of approximately $3.3 million of outstanding debt. On December 29, 2005, we announced that our board of directors had approved a cash distribution in the amount of $0.85 per share payable on January 27, 2006 to stockholders of record as of January 17, 2006. The total amount that was distributed on January 27, 2006 was approximately $16.25 million.

         Our principal sources of liquidity at September 30, 2006 consisted of approximately $1.4 million of cash and cash equivalents. Cash and cash equivalents decreased by approximately $1,076,000 during the six months ended September 30, 2006. Total cash provided by our continuing operations was $39,000 for the six months ended September 30, 2006, compared to total cash used of $1,207,000 for the six months ended September 30, 2005. Total cash used in our discontinued operations was $1,116,000 for the six months ended September 30, 2006, compared to total cash provided of $239,000 for the six months ended September 30, 2005.

         Net cash used in continuing operating activities was $999,000 for the six months ended September 30, 2006 compared to $496,000 for the six months ended September 30, 2005, an increase of $503,000. The primary reason for cash used in operations during the current period was a $792,000 net loss from continuing operations. In addition, the following contributed to cash usage for the six months ended September 30, 2006:

         o A non-cash gain on sale and leaseback of the corporate headquarters in California contributed $313,000 to reduce the net loss from continuing operations but not the cash used in operations; and
         o A $263,000 decrease in accrued expenses primarily due to payment of year-end audit and tax fees and payment of lawsuit settlements.

          The above cash usages were offset primarily by the following contributors to cash during the three months ended September 30, 2006:

         o A $76,000 decrease in accounts receivable due to a large payment received for a collaborative software contract, increased amount of payments received for our IT customers, and a decrease in the overall level of sales in our IT division;
         o A $159,000 decrease in prepaid expenses and other current assets due to the collection of other receivables that Bentley transferred back to us in May 2006 as uncollectible; and
         o An $82,000 increase in note receivables primarily due to a payment made to us for the sale of the France subsidiary.

          The primary reason for cash used in operations during the six months ended September 30, 2005 was net loss from continuing operations of $1,048,000 offset by depreciation expense of $74,000 and amortization of discount on loan of $105,000. In addition, the following contributed to the cash usage for the six months ended September 30, 2005:

         o A $163,000 decrease in accrued expenses due to payments made for year-end audit and tax fees and legal fees; and
         o A $182,000 decrease in deferred revenues due to the recognition of a large collaborative software project that was deferred at March 31, 2005.

         The above cash usages were offset primarily by the following contributors to cash during the three months ended September 30, 2005:

         o A $464,000 decrease in accounts receivable due to payments received for three large collaborative software projects that were billed at the end of the previous year;
         o        A $195,000 increase in accounts payable; and
         o A $73,000 decrease in prepaid and other current assets due primarily to a decrease in prepaid insurance payments and due to payments received for the sale of our telecom division.

         We have limited cash resources, and these resources may diminish in the future. As of September 30, 2006, we had working capital of $2.8 million, including $1.5 million of net assets and liabilities held for sale, and an accumulated deficit of $17.6 million. As of that date, we had $1.4 million of cash and cash equivalents and $396,000 of accounts receivable, net of allowance for doubtful accounts. Our total cash "burn" rate is estimated to be approximately $300,000 per month. Our future capital requirements will depend upon many factors, including whether we consummate the proposed merger and sale transactions, sales and marketing efforts, the development of new products and services, future strategic mergers and/or divestitures/acquisitions, the progress of our research and development efforts, and the status of competitive products and services.

         We recorded net operating losses of $6.1 million and $792,000 from continuing operations and used $2.2 million and $999,000 of cash in continuing operating activities during the fiscal year ended March 31, 2006 and the six months ended September 30, 2006, respectively. There is no assurance that we will be able to generate sufficient operating cash in future quarters. We believe that our cash resources may not be sufficient to fund our operations beyond December 31, 2006.

         Net cash provided by investing activities for the six months ended September 30, 2006 was approximately $1.1 million compared to cash used in investing activities of $118,000 for the six months ended September 30, 2005. Net cash provided by investing activities primarily consisted of a decrease in restricted cash of approximately $1.1 million due to the release of the cash reserve set aside for the Bentley asset sale agreement after we made a $760,000 shortfall settlement payment to Bentley in May 2006 to cover the amount by which the current liabilities assumed by Bentley exceeded the sum of the prepaid assets assigned to Bentley at closing and assigned accounts receivable for which payments had been received by Bentley through May 17, 2006. The $760,000 payment is included under cash flows related to the discontinued operations. Net cash used in investing activities for the six months ended September 30, 2005 consisted of purchases for property, plant and equipment.

         Net cash used in financing activities during the six months ended September 30, 2006 was $59,000 compared to $626,000 during the six months ended September 30, 2005. Net cash used in financing activities primarily resulted from payments of capital lease obligations. Cash used in financing activities for the six months ended September 30, 2005 was due to $566,000 in repayments of long-term debt and $60,000 in payments of capital lease obligations.

         We expect to incur exit and disposal charges in connection with the sale of our Indian subsidiary. We estimate future cash expenditures related to the sale to be approximately $847,000 and anticipate the charges will be made up of approximately $470,000 in asset liquidation and employee termination costs, approximately $326,000 in fees associated with the sale, and approximately

$51,000 in additional legal and accounting fees. We are unable to estimate related tax liabilities at this time. We incurred $317,000 during the six months ended September 30, 2006 and expect to incur the remaining charges before December 31, 2006.

         We have incurred and expect to continue to incur significant costs in connection with the consummation of the proposed merger and sale transactions, much of which we will expend in preparation for the closings and regardless of whether the proposed transactions ultimately are consummated.

         We and BPOMS will need financing to conduct operations and make desired acquisitions following the consummation of the proposed merger and sale transactions. BPOMS is currently seeking to raise up to $15 million in one or more private financing transactions that would close immediately following the consummation of the merger. However, financing may not be available on terms favorable to the combined company, or at all. If adequate funds are not available when required or on acceptable terms, the combined company may be unable to continue its operations as planned or at all.

         In addition, financing transactions, if successful, are likely to result in significant additional dilution to the voting and economic rights of our existing stockholders. Financings may also result in the issuance of securities with rights, preferences and other characteristics superior to those of our common stock and, in the case of debt or preferred stock financings, may subject the combined company to covenants that restrict its ability to freely operate its business.

         We do not have any debt instruments in place that we could use for future borrowings. Thus, if the merger and sale transactions are not consummated or are not consummated on a timely basis, we may be forced to seek additional capital in order to continue our operations. Our inability to obtain any needed financing on terms acceptable to us, or at all, could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also hinder our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness. We could also find it necessary to pursue a plan of complete liquidation and dissolution. In that event, we would incur additional costs related to the disposal of our remaining assets and businesses, which would reduce or eliminate the cash available for distribution to our stockholders.

         To the extent we need any additional financing, we cannot assure you that any such additional financing will be available to us on acceptable terms, or will be available at all. In addition, any future financing may cause significant dilution to existing stockholders. Because of this uncertainty, our recurring losses from operations, excluding gains on the sale of significant portions of our operating assets, our limited cash resources, our accumulated deficit and the contemplated sale of additional operating assets, among other factors, raised substantial doubt about our ability to continue as a going concern and led our independent registered public accounting firm to include an explanatory paragraph related to our ability to continue as a going concern in their report for the year ended March 31, 2006. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent registered public accounting firm in our Annual 10-KSB for the year ended March 31, 2006 and our consolidated financial statements before making a decision to invest in netGuru.

         The following table summarizes our contractual obligations and commercial commitments at September 30, 2006 (in thousands):

                                                               PAYMENTS DUE BY PERIOD
                                       -----------------------------------------------------------------------
                                                      LESS THAN                                       AFTER 5
      CONTRACTUAL OBLIGATIONS             TOTAL        1  YEAR        2-3 YEARS      4-5 YEARS         YEARS
                                       ----------     ----------     ----------     -----------     ----------
Capital Lease Obligations*             $      233     $      146     $       87     $        --     $       --
Operating Leases                               30             30             --              --             --
                                       ----------     ----------     ----------     -----------     ----------
Total Contractual Cash Obligations     $      263     $      176     $       87     $        --     $       --
                                       ==========     ==========     ==========     ===========     ==========

* Represents future minimum lease payments excluding deductions for imputed interest of $39.


ITEM 3.       CONTROLS AND PROCEDURES.

         We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC's") rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

         Our need for such additional staff resulted from the major sale of assets we completed during the quarter ended December 31, 2005, which resulted in our loss of accounting staff in our Indian and United States operations. We have continued to lose additional staff members due to the uncertainties resulting from the proposed merger transaction. We have worked to remediate this weakness by using our remaining accounting staff, temporary help and outside consulting services to perform additional manual controls, procedures and analysis and other pre- and post-closing procedures designed to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. Management is unable, however, to estimate our capital or other expenditures associated with allocation of time of certain company personnel to assist us in performing the additional controls and procedures or other expenditures relating to higher fees paid to our independent auditors in connection with their review of this remediation.

         The changes noted above, specifically, the changes relating to our use of temporary help and outside consulting services to assist us in preparing our consolidated financial statements and relating to our performance of additional controls and procedures, are the only changes during the quarter ended September 30, 2006 in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         A description of certain legal proceedings to which we or our subsidiaries are parties is contained in Note 11 to the financial statements included in Item 1 of Part I of this report and incorporated herein by reference.

ITEM 6.       EXHIBITS

Exhibit
Number      Description
------      -----------

  10.1 Agreement and Plan of Merger dated August 29, 2006 among BPO Management Services, Inc., netGuru, Inc. and BPO Acquisition Corp.
            (1)

  10.2 Purchase Agreement dated August 29, 2006 between Das Family Holdings and netGuru, Inc. (1)

  10.3 Form of Voting Agreement dated August 29, 2006 among netGuru, Inc., BPO Management Services, Inc. and each of Sormistha Das, Santanu Das, The Purabi Das Foundation, The Purabi Das Marital Trust, The A&P Living Trust, Amrit and/or Tamisra Das and the Amrit Das IRA (1)

  31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

  31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

______________________
  (1) Filed as an exhibit to our Current Report on Form 8-K for August 28, 2006, and incorporated herein by reference.

  (2)  Attached as an exhibit to this Form 10-QSB.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2006       NETGURU, INC.


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