Form 10KSB
period 2006-12-31
BPO Management Services
filed 2007-04-18
CIK 1015920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 0-28560

BPO MANAGEMENT SERVICES, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2356861 (I.R.S. Employer Identification No.)
1290 N. Hancock, Ste 202, Anaheim, CA (Address of principal executive offices)	92807 (Zip Code)

(714) 974-2670
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $4,711,139.

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common equity on March 30, 2007 was $3,399,705. The registrant has no outstanding non-voting common equity.

The number of shares outstanding of the registrant’s only class of common stock, $0.01 par value, was 8,619,400 on March 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:
None
Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

BPO MANAGEMENT SERVICES, INC.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

We were incorporated in 1981 under the name Research Engineers, Inc., changed our name to netGuru, Inc. in 2000 and to BPO Management Services, Inc. (“BPOMS” or the “Company”) on December 15, 2006, immediately following our reverse merger with privately held BPO Management Services. We are a Delaware corporation.

We provide business process outsourcing (BPO) services to middle market enterprises in North America. BPO refers to the outsourcing of an entire business process, typically to reduce cost and/or improve the performance of that process. Our objective is to provide a comprehensive suite of BPO services to support the back-office business requirements of middle-market enterprises throughout North America on an outsourced and/or recurring revenue basis.

Privately-held BPO Management Services was established on July 26, 2005 and has grown principally through acquisitions. For the purposes of this section we refer to the current publicly-held BPO Management Services, Inc. as “BPOMS”, “we”, “our”, or “us,” and the former privately-held BPO Management Services, Inc. as the “Former BPOMS.”

In August 2005, Former BPOMS acquired all the equity interests in Adapsys Transaction Processing, Inc. and Adapsys Document Management, Inc. (collectively “ADAPSYS”), providers of document management solutions located in Winnipeg, Canada. In February 2006, as anticipated, the sole legacy customer contract of ADAPSYS Transaction Processing ended. The Adapsys Transaction Processing entity has had no ongoing operations since that time. All of our document management business is being provided through Adapsys Document Management (“ADM”).

In November 2005, Former BPOMS purchased the assets of BPO Management Services CA, a provider of human resources outsourcing services based in San Francisco, California.

In December 2005, Former BPOMS purchased the assets of Deines Imaging (“Deines”) a Canada-based provider of document imaging, microfilming and records management solutions from Critical Control, and combined this business with ADM.

In January 2006, Former BPOMS acquired all of the equity interests of Digica, Inc., a provider of information technology outsourcing services based in Branchburg, New Jersey (“Digica”).

In October 2006, Former BPOMS purchased all of the equity interests of Novus Imaging Solutions (“Novus”) a provider of document imaging, microfilming and records management solutions located in Winnipeg, Canada, whose business operations were then consolidated with the former Deines imaging business operations of ADM.

On December 15, 2006, netGuru, Inc. acquired all of the outstanding common stock of Former BPOMS in a reverse merger and changed its name to BPO Management Services, Inc. BPOMS began trading under the symbol BPOM.

Products and Services

Our strategic objectives are: 1) to become the leading provider of BPO services to support the back-office business requirements of North American middle market enterprises, and 2) to continue to grow through a combination of organic growth and accretive acquisitions.

We provide BPO services to support the back-office business requirements of enterprises in the United States and Canada. “BPO” refers to the outsourcing of an entire business process, typically to reduce cost and/or to improve the performance of that process. Our objective is to provide a comprehensive suite of BPO services to support the back-office business requirements of middle-market enterprises throughout North America on an outsourced or recurring revenue basis.

We believe the market for BPO services has grown rapidly in recent years and will continue to grow in the near future. We estimate that in 2007 BPO services is a $75 billion market in North America which, we believe, will continue to grow at 15% per year.

In today’s rapidly changing and globally competitive business environment, executives are being asked to manage their companies more closely and to meet their growth and profitability commitments by doing more with less. They require greater efficiencies from their resources and improved worker productivity. Combined with this, an unprecedented increase in regulatory requirements, such as the Sarbanes-Oxley Act of 2002 and the Health Insurance Portability and Accountability Act, has resulted in executives increasingly turning to outsourcing a wide variety of essential non-core back-office business functions traditionally provided by in-house staff.

Although the BPO services market generally is dominated by large “Tier 1” providers who focus on the largest enterprises and governmental agencies, we believe those companies are not addressing the back-office needs of middle-market businesses. We define the middle market as businesses with revenues between $100 million and $3 billion and with 100 to 7,000 employees, which we estimate includes approximately 30,000 businesses in the United States. We believe middle market companies spend more per employee on back-office services (such as healthcare, IT services, staff benefits and payroll) than their larger counterparts and receive fewer benefits and less service in return. By outsourcing back-office business functions, these companies can obtain better functionality and breadth of service at a lower total cost.

We believe this middle market is underserved since the dominant Tier 1 BPO service providers are focused on the largest companies and government agencies, while other large BPO service providers generally offer a single, narrowly focused BPO solution, and the smaller BPO service providers offer only a few BPO services. Our goal is to acquire some of these smaller BPO service providers and integrate them under the BPOMS umbrella in order to increase the depth and breadth of our BPO services offering, our geographic coverage and ultimately become the BPO service provider of choice to this market.

The BPO services industry is highly competitive. Leading Tier 1 BPO service providers such as International Business Machines, Accenture, Electronic Data Services and Affiliate Computer Services dominate the marketplace, competing for very large contracts from Global 1000 enterprises and government agencies. Competition for BPO services provided to middle market enterprises - our target market - is highly fragmented, consisting of a few large companies providing a narrowly focused solution and thousands of small, mostly privately-held, companies offering a reduced subset of services and solutions. BPO service providers in this middle market compete on the basis of quality of service and price for a selected BPO function. We believe that the customer benefits that accrue from the depth, breadth and quality of our BPO service offerings will differentiate us from the many companies who provide only a few BPO services or focus on a particular industry.

We anticipate that our typical annual revenues per-customer contract will be from $500,000 to $5,000,000 with an initial contract term of three to five years. Given historic industry contract renewal rates, which we believe exceeds 95%, and typical customer reluctance in changing service providers for important business functions, we anticipate that once obtained, substantially all contracts should mature into long-term engagements resulting in a long-term recurring revenue stream.

Because our expected typical per-customer contract revenues will be below that of the Tier 1 providers, we do not expect to encounter significant competition from the Tier 1 providers, who built their organizations to sell and service Global 1000 enterprises, and are not expected to be responsive or cost-competitive for our expected potential customer base.

BPO service engagements require selling to high “C” level executives and, so, we have a small targeted senior sales team led by experienced individuals in each functional area. We have established a rigorous method of profiling opportunities based on a variety of characteristics and metrics, which allows us to quickly identify and focus on those opportunities which we believe, represent the highest probability of success.

Most of our services are provided by our employees, a few of whom we lease on a professional employer organization (“PEO”) basis from another outsourcing provider. Under this arrangement, the PEO is the actual employer and provides payroll, benefits and workers’ compensation insurance to these employees, who are in turn licensed to us. Some of our services are provided to customers through suppliers managed by us, where appropriate for business or economic reasons. For example, payroll services, 401(k) plan administration and software systems may be provided in such a manner.

Currently our BPO service offerings consist of (1) human resources outsourcing, (2) enterprise content management including finance and accounting outsourcing and (3) IT outsourcing.

Human Resources Outsourcing (“HRO”)

BPOMS offers all of the standard 22 human resource related services that the HR function is required to provide to the enterprise, including all tactical, transaction-intensive activities which consume approximately 80% of the time spent by most HR organizations which provide this function in-house. These services are offered as a complete outsource or through the selective implementation of specific human resource services “HRO Select”. Our service offering includes; employee benefits administration, employee data management, payroll administration, education and training programs, recruiting services, integration of HR information systems with other enterprise applications, employee help desk and self service portal and consulting services. Complementing BPOMS domain expertise are BPOMS HR information systems and a centralized technology hosting capability.

Enterprise Content Management (“ECM”)

BPOMS provides a full suite of services designed to address the data and records management business challenges for large enterprises and governmental agencies, from initial consultation through implementation and support. BPOMS imaging and data capture solutions allow customers to transform paper or other media-based documents into digital information stored in a document repository with application specific indexing, making it instantaneously available throughout a customer’s computer network. Workflow and electronic forms solutions eliminate paper forms and capture indexing, routing and tracking information electronically. BPOMS document collaboration technology, specifically its eReview technology, allows virtual customer workgroups - comprising both internal colleagues, external customers and business partners - with a secure ability to simultaneously or asynchronously meet, review and mark-up documents extracted from many different enterprise applications which have been stored in a document management repository.

Our Web4 Division’s eReview and ForReview collaborative software products help change the way business people conduct their day-to-day business. Once installed at a host location, our eReview collaborative software enables a host and other participants to engage in real-time Web-based conferencing and document sharing anywhere and anytime in over 150 widely used document formats. eReview allows our customers to bridge physical distances in their global business environments by enabling decision makers to communicate without costly and time consuming travel to geographically dispersed locations. Complementing eReview, our WebWorks software provides comprehensive project-based document and team management functions. Our collaborative products can be implemented as stand-alone enterprise solutions or as an integrated system working in concert with other products and the solutions can be hosted by BPOMS or implemented and supported at customer locations.

Finance and Accounting Outsourcing (“FAO”)

As part of its ECM offering, BPOMS provides accounts payable invoice processing solutions for enterprises in multiple business sectors and an enhanced loan processing solution for financial service providers. The BPOMS accounts payable invoice processing solution allows customers to scan incoming invoices and capture important information from this image, such as, invoice date, invoice number, purchase order number and invoice total. This information is automatically loaded directly into the customers’ accounts payable, document management or other back-end system. This solution also provides the ability to automatically match purchase orders with invoices, eliminating labor intensive manual matching and allows customers to process all invoices the day they are received, maintaining relevant audit data, such as, scanned invoice image, batch number, date received and other data captured from key invoice fields -- not manually, but automatically with high-powered document scanners. The BPOMS process management/workflow solution for financial service providers works in conjunction with their existing computing systems to reduce costs and improve the time it takes to process a loan application, as well as providing a better cross-selling infrastructure capability, generating additional revenue opportunities and an enhanced customer service experience.

Information Technology Outsourcing (“ITO”)

BPOMS supports, hosts, and manages all related information technology infrastructure components, networks and applications on a 24x7 basis from a secure data center facility located in Branchburg, New Jersey, with high-speed, redundant fiber-based connectivity to a MCI mega-center providing instantaneous backup and recovery capability. This enables BPOMS to standardize, support and integrate with other customer enterprise applications all of its customer information systems required to support the customer's back-office business functions.

BPOMS also offers remote managed services to support other business application servers, networks and related desktop environment, specializing in IBM iSeries and Intel-based servers which are predominant in middle market enterprises.

Hosting and managed application support services offered by BPOMS provide a secure, rapidly implemented and cost-effective method of application delivery and management. Through this service customers are able to access scanned images, human resources records, accounting information or other documents from any computer or office location via a secure web or private network connection. These services are offered on an on-demand basis.

Distribution methods

BPOMS believes that middle market enterprises require a “high touch” customer service approach in conjunction with flexible service offerings specifically tailored to the unique characteristics of their businesses. At the same time the fundamental drivers of middle market BPO decisions are bottom line cost savings and improved business performance (i.e. faster response times, higher availability and improved business recovery/compliance capability) for the particular business function. These back-office business functions, when performed in-house, typically create needless expense, regulatory/compliance concerns and result in reduced business performance.

BPOMS back-office BPO solutions are designed to allow our customers;

•	achieve significant bottom line cost savings;
•	access BPOMS domain expertise on a regular basis to address changing business requirements;
•
take advantage of business performance improvements in individual back-office business functions through the BPOMS workflow optimization approach and implementation of our standardized technology delivery platform; and

•	increase their ability to respond to a dynamic business environment by focusing resources on their core business objectives.

BPOMS business domain experts in each of our business segments (i.e. HRO, ECM including FAO, and ITO) design and implement each solution, optimizing process workflow and utilizing elements from our standard technology delivery platform to suit our client’s specific business process requirement as part of the initial outsourcing transition process. Once implemented, the specific business function is then efficiently delivered, in terms of time and cost, from a centralized BPOMS facility managed and supported by BPOMS production staff, on a 24/7/365 days per year basis, enabling our business model of the delivery of outsourced services on a ‘one-to-many’ basis. This also includes hosting of supporting applications and infrastructure from our hardened data center facility located in Branchburg, NJ. After implementation, customers continue to have access to BPOMS business domain experts who regularly monitor customer service levels and changing business requirements.

Additional cost savings are further driven by:

•	Economies of scale and increased purchasing power of BPOMS as compared to our middle market customers since we are delivering our services across a much broader customer base; and
•
BPOMS lower-cost talent pool created by our on-shore/near-shore/off-shore delivery model. Through a blended use of our US based business domain experts, our business operations in various locations in Canada and our off-shore capability in India, BPOMS is able to significantly reduce its cost of labor, without compromising responsiveness or service quality. Typically, this capability is beyond that directly available to middle market enterprises.

Accordingly, we entered into a services agreement with Research Engineers Ltd., our former India subsidiary (“REL”) which was simultaneously divested to Das Family Holdings (“DFH”) at the time of our merger with netGuru, Inc., to provide us with India-based resources that can be scaled as required to support our customer projects. We believe this arrangement will allow us to provide a comprehensive BPO service offering that maximizes the advantages of our onshore, near shore (Canada) and offshore (India) outsourcing business model. We believe that this blended multi-shore delivery capability will enable us to provide middle market enterprises with capabilities and cost-efficiencies similar in nature to those enjoyed by large, global corporations.

Sales and Marketing

We seek multi-year, recurring revenue BPO service contracts with middle market enterprises in North America and believe that the middle market offers shorter sales cycles, quicker implementation of services, and greater opportunity for continued growth and margin than the more traditional Tier 1 marketplace. We target our marketing to middle-market companies with revenues in the range of $100 million to $3 billion and employee populations of 100 to 7,000 staff members and believe approximately 30,000 businesses in the United States meet these criteria.

We believe we are well positioned to benefit from industry trends and continued consolidation in the Business Process Outsourcing industry. Currently the industry is dominated by large multibillion-dollar service providers (IBM, ACS, Accenture and others) focusing solely on the largest companies and governmental agencies with minimum annual contract value of $50M. For middle market companies the service provider market is comprised of thousands of smaller, under capitalized niche companies - typically focusing on individual segments, such as HR, IT, Document Management or finance functions.

We intend to rapidly achieve critical mass through accretive acquisitions and organic growth and to position the company as a leading provider of BPO services for middle market enterprises.

Our goal is to become the provider of choice, for all of our customers' back office needs by offering a full range of integrated services and superior “Customer First” service. The key elements of our strategy include:

Capitalize on Cross-Selling and Recurring Revenue Opportunities. We constantly seek to deliver the highest level of service to our customers. Effective and responsive “Customer First” servicing of our middle-market customers has created strong loyalty and the opportunity to cross-sell additional services. By leveraging our existing customer base, we expect our cross-selling activities to increase our operating efficiency. Our service offerings are typically multi-year agreements and provide us with a recurring source of revenue and increased visibility with our customers. Our sales focus is the chief financial officer, who typically has management responsibility for all of the back office functions within our offering. BPOMS has an aggressive sales culture and its key executives have a long history of delivering strong organic growth.

Further Penetrate the Middle Market. The Business Process Outsourcing industry is characterized by the use of technology and standardized processes that yield significant cost improvements in back office functions. Historically BPO services were only available to large multi-national companies. With the increasing global acceptance of BPO and cost pressure to improve operating expenses, middle market companies now represent the fastest growing segment of the BPO market. This rapid adoption and the limited number of service providers with sufficient critical mass to focus on middle market companies present many opportunities for service providers. As more middle-market businesses move to take full advantage of the financial and operational efficiencies associated with BPO, we expect to sell more comprehensive service solutions into this market. We believe our position, as a leading provider of BPO solutions, will allow us to meet the needs of these customers and expand our customer base.

Selectively Pursue Strategic Acquisitions. We intend to continue to pursue strategic acquisitions that project the company into new market areas, broaden our product offerings, and increase our market share within the geographic markets we currently serve.

BPO service engagements require selling to high “C” level executives and, accordingly, BPOMS has a small targeted senior sales team led by experienced individuals in each functional area. BPOMS has established a rigorous method of profiling opportunities based on a variety of characteristics and metrics, which allows BPOMS to quickly identify and focus on those opportunities which it believes represent the highest probability of success.

Customer Service and Support

BPOMS provides services to customers across a wide variety of industry segments such as, financial services, healthcare, manufacturing/logistics and government, to name a few. Our service offering is applicable to companies in a variety of industry sectors since the back-office business requirements for functions such as human resource management, document management, finance and accounting and information technology are primarily the same across most enterprises.

The BPOMS current revenue base is well distributed across our existing customer base. BPOMS has an existing customer base of approximately 100 enterprises.

The buyer of BPOMS’ services in its target market is typically the chief financial officer, who is the control point for all back-office business functions and understands the potential cost savings and improved business performance that effectively implemented BPO services can provide. While BPOMS seeks to outsource discrete back-office business functions in their entirety, thereby generating the desired recurring revenue relationship, new customers often begin with an initial fee-based consulting services engagement in order to address a specific business pain point (for example, an IT systems evaluation or human resources effectiveness study). During this period, BPOMS’ domain experts seek to build greater confidence in BPOMS’ end-to-end service capabilities and to establish BPOMS as a “trusted advisor” to the customer chief financial officer. From this initial engagement, BPOMS leads new customers through an outsourcing evaluation study, including suggested workflow improvement, supporting systems implementation and a transition into an outsourced delivery environment for the specific business process. BPOMS believes that this approach allows both organizations the opportunity to grow with one another into an outsourcing relationship, significantly increasing the probability of a long-term and successful business relationship. In addition, BPOMS believes this approach allows it to generate immediate revenues for all transition and migration work, which is sometimes not the case in traditional Tier 1 outsourcing engagements where the provider is forced to recover the cost of the initial transition phase by amortizing it over the expected life of the contract.

Once BPOMS has successfully transitioned a specific business function to an outsourced relationship, BPOMS seeks to expand its customer relationship by offering other back-office support services, which can quickly increase its revenue base within each particular customer engagement. BPOMS anticipates that its typical per-customer contract revenues will be between $0.5 million to $5.0 million of annual revenue, with an initial contract term of three to five years. Given historic industry contract renewal rates, which BPOMS believes exceed 95%, and the historic reluctance to changing service providers for important business functions, BPOMS anticipates that once obtained, substantially all contracts should mature into long-term engagements. BPOMS believes that it’s expected typical per customer contract revenues will be well below the typical revenues for Tier 1 providers. Accordingly,
BPOMS does not expect to encounter significant competition from the Tier 1 providers, who built their organizations to sell and service Global 1000 enterprises, are not expected to be responsive or cost competitive.

Typically, middle market enterprises face the following problems with respect to their back-office business functions;

•	Significant expense - Non-core back office business functions, when not managed effectively and efficiently, result in significant expense;

•	Lack of scale - Mid-market companies lack the financial size necessary to benefit from economies of scale and technology investments;

•	Lack of in-house expertise - Expertise required to provide effective and efficient services is not resident in-house - too expensive to have on payroll; and

•
IT intensive - Back office services require enterprise applications and a robust support function provided from a hardened data center facility to effectively address audit, regulatory and compliance concerns.

Our solutions address these problems by providing our customers with:

•
Significant savings - Economies of scale, workflow improvements and standardized technology deployment yield direct cost savings of 20% - 45% to our customers. In addition, our on-demand service delivery model provides a cost-effective mechanism to handle peak business volumes and increases the ability of our customers to focus resources on core business objectives;

•	Back-office expertise - Improves customer’s back-office business performance by taking advantage of BPOMS deep domain expertise;

•	Critical technology expertise - Common delivery platform leverages BPOMS technology expertise and provides faster implementation and reduced risk; and

•	Is a “Trusted Advisor” - Initial consulting arrangement allows clients to ease into outsourcing relationship and reduces perceived risk profile.

In summary, BPOMS has competed successfully in the middle market with a value proposition that includes a comprehensive service offering, local sales resources, “high touch” support services and a competitive price package.

Research and Development

Our research and development is primarily related to our Web4 division that we acquired as part of our reverse merger with netGuru, Inc which is engaged in collaborative software technologies focused on:

•	enhancing response times in application performance;

•	incorporating and adding the viewing of new two-dimensional and three-dimensional file formats (including CAD formats);
•	building open architecture and interfaces for easy migration and integration of legacy systems; and
•	customizing and integrating our product into large systems integrator applications for OEM opportunities.

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

Our research and development group includes specialists in collaborative software and IT services. We have established research and development facilities in the U.S. and we contract with outside consultants in India and Russia. Our offshore research and development resources in India are used to provide technical support and customer services for our collaborative engineering clients worldwide, and to provide IT resources for our projects in the U.S. These projects require significant man-hours. Due to the availability of skilled technical resources in India at a fraction of the cost for comparable personnel in the U.S., these projects can be completed in a cost-effective manner. We believe our offshore technical resources provide a significant competitive advantage.

Research and development expenses are planned to be approximately $645,000 in 2007. The costs of these activities is not borne directly by our customers.

Competition

The BPO industry is highly competitive. Leading Tier 1 BPO service providers such as IBM, Accenture, EDS and ACS dominate the marketplace, competing for the very large contracts from Global 1000 enterprises and government agencies. Competition for BPO services provided to middle market enterprises - BPOMS’ target market - is highly fragmented, consisting of a few large companies providing a narrowly focused solution and thousands of small, mostly privately-held, companies offering a reduced subset of services and solutions. BPO providers in this middle market compete on the basis of quality of service and price for a selected BPO function. BPOMS believes that the depth and breadth of its BPO offerings differentiate it as able to offer greater customer benefits relative to the many companies who provide only a few BPO services or focus on a particular industry. In addition, BPOMS does not expect to encounter significant competition from Tier 1 providers, who have built their organizations to sell and service Global 1000 enterprises and are not responsive to, or cost competitive with middle market enterprises.

Intellectual Property and Proprietary Rights

We rely primarily on a combination of contract, copyright, trademark and trade secret laws, domain registration, license and confidentiality agreements and software security measures to protect our proprietary technology. We require all of our employees and other parties with access to our confidential information to execute agreements prohibiting the unauthorized use or disclosure of our technology. In addition, we periodically review our proprietary technology for patentability. Although we currently do not have any patents, we have a pending patent application for eReview. Our protective measures may be even less effective in the emerging Internet law field. Internet law is a relatively new and developing area of the law, and online contracting, privacy and liability issues, among others, are still being resolved. This lack of certainty is further exacerbated in India, where the use of the Internet is less evolved than in the U.S. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where we distribute our products, particularly in foreign countries where the laws generally offer no protection or less protection than the laws of the U.S.

Acquisitions

In August 2005, we acquired all of the equity interests of the ADAPSYS entities, providers of document management solutions located in Winnipeg, Canada. In February 2006, as previously planned, the sole legacy customer contract of ADAPSYS Transaction Processing (“ADP”) ended and, as a result, the ADP has had no ongoing operations since that time. All of our new document management business is being provided by ADM.

In November 2005, we purchased the assets of BPO Management Services CA, a provider of human resources outsourcing services based in San Francisco, California.

In December 2005, we purchased the Regina and Winnipeg, Canada-based assets of Deines Imaging, a provider of document imaging, microfilming and records management solutions from Critical Control, and consolidated this business within ADM.

In January 2006, we acquired all of the equity interests of Digica, Inc., a provider of information technology outsourcing services based in Branchburg, New Jersey.

In October 2006, we purchased all of the equity interests of Novus Imaging Solutions, a provider of document imaging, microfilming and records management solutions located in Winnipeg, Canada, whose business operations have been consolidated with the former Deines imaging business operations of ADM.

The stock purchase agreement pursuant to which we acquired Novus provides for the cash portion of the purchase price to be paid upon the earlier of March 1, 2007 and the closing of a $1 million investment in the Company by persons other than our current shareholders. If the cash portion of the purchase price is not paid when due, then the sellers of Novus will have the right to rescind their sale of Novus to us and to purchase for $1.00 from us all of the assets and liabilities of ADAPSYS’ Deines business. On February 28, 2007, the sellers agreed to extend the due date of the cash payment to April 30, 2007.

On December 15, 2006 we completed our merger with netGuru, Inc. and have consolidated netGuru’s two business units, Web4, a provider of document management and enterprise collaboration technology, with our document management business headquartered in Winnipeg Canada, and netGuru Systems, a provider of contract computer programming staff and solutions to corporate enterprises, with our Information Technology business headquartered in Branchburg, NJ.

Our principal subsidiaries are the two ADAPSYS entities, Digica, Novus and Netguru Systems. We are headquartered in Anaheim, California, and have offices in San Francisco, California, Branchburg, New Jersey, Waltham, MA, Anaheim, CA and the Canadian cities of Winnipeg, Regina and Toronto. Our principal business address is 1290 N. Hancock, Suite 202, Anaheim, California 92807 and telephone number is (714) 974-2670.

Employees

As of December 31, 2006, we had 115 employees, of whom 112 were full time employees and three were part time employees, including 11 in product development and related support services, 18 in IT consulting, 10 in sales and marketing, 50 in service and support, and 26 in finance and administration. As of that date, 28 of our employees were located in the U.S. and 88 were located in international locations.

ITEM 2.	DESCRIPTION OF PROPERTY.

We do not own real property and currently lease the following facilities:

•	1,607 square feet of office space in downtown San Francisco, California, which lease expires in 2010;

•	7,642 square feet of office space/data center facility in Branchburg, New Jersey, which lease expires in 2011;

•	8,961 square feet of office space in Winnipeg, Canada, which lease expires in 2007;

•	10,316 square feet of office space in Winnipeg, Canada, which lease expires in 2007;

•	2,958 square feet of office space in Regina, Canada, which lease expires in 2007;

•	200 square feet of office space in Toronto, Canada, which is leased on a month-to-month basis;

•	3,500 square feet of office space in Anaheim, CA which is leased on a month-to-month basis; and

•	2,068 square feet of office space in Waltham, MA which lease expires in 2010.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, although we have no assurance that future terms would be as favorable as our current terms.

ITEM 3.	LEGAL PROCEEDINGS.

Morrison et al. v. Skytrack Systems, Inc. et al. (File No. CI 06-01-47005) was filed against BPOMS, ADAPSYS (as defined in Business of Issuer), and Adapsys Transaction Processing Inc. (formerly Skytrack systems, Inc.) and certain other affiliates of BPOMS on May 12, 2006 in the Court of Queen’s Bench of Manitoba in the City of Winnipeg by a total of 28 former employees of ADAPSYS L.P., a partnership of which ADAPSYS Transaction Processing, Inc. serves as general partner. As of the date of this disclosure we have reached settlements with 5 of the original 28 plaintiffs leaving 23 plaintiffs (the “Remaining Plaintiffs”). The Remaining Plaintiffs allege that their employment was terminated in February of 2006 without either reasonable notice or compensation in lieu of reasonable notice, and that the defendants acted unfairly and improperly in effecting the termination. The Remaining Plaintiffs seek unspecified damages for severance payments and lost employment benefits allegedly arising out of the termination.

We have filed a statement of defense. On March 8, 2007, the Remaining Plaintiffs filed a Motion for summary judgment and a Motion to strike the statement of defense. We are contesting those Motions. In addition, in June 2006 we filed a Motion to have BPOMS removed as a defendant in this action on the basis that it was not the employer of the plaintiffs. That Motion was adjourned to enable the parties to negotiate a possible settlement. If this matter is not settled, we will proceed with that Motion. At the time of this annual report, no dates have been set for hearings on these Motions.

A separate action was filed on May 12, 2006 by two other former employees of ADP, but has since been settled.

We believe that ADP had a termination obligation to certain of these prior employees. We recorded the estimated liability as part of the allocation of the purchase price of the ADAPSYS entities in August 2005, and reduce the liability as we reach agreements with the Remaining Plaintiffs regarding the amount due. We believe that the balance at December 31, 2006 of the termination liability is sufficient to satisfy the remaining amounts due. However, due to uncertainty regarding the litigation process, the outcome of each of these matters is unpredictable and could be unfavorable in which event we could be required to pay damages and other expenses in amounts that could adversely affect our financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of stockholders was held on November 18, 2006.

The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for and against and the number of abstentions:

PROPOSAL ONE: Election of Amrit K. Das, Santanu K. Das, Benedict A. Eazzetta, D. Dean McCormick III, and Stanley W. Corbett as directors of the Company, all of whom were then serving as directors, by the holders of issued and outstanding shares of our common stock:

	For	Abstain	Withheld
Amrit K. Das	17,780,802	0	41,819
Santanu K. Das	17,780,477	0	42,144
Benedict A. Eazzetta	17,780,727	0	41,894
D. Dean McCormick III	17,780,477	0	42,144
Stanley W. Corbett	17,779,727	0	42,894

PROPOSAL TWO: Approval of the issuance of shares of our common stock under the terms of an agreement and plan of merger dated as of August 29, 2006,:

For:	12,576,548
Abstain:	2,950
Against:	192,764

PROPOSAL THREE: Approval of the sale and transfer of our interest in Research Engineers Ltd., and certain additional assets and liabilities, to Das Family Holdings, under the terms of a purchase agreement dated as of August 29, 2006:

For:	12,731,718
Abstain:	3,950
Against:	36,594

PROPOSAL FOUR: Approval of an amendment to our certificate of incorporation to change our name to BPO Management Services, Inc. from netGuru, Inc.:

For:	12,586,566
Abstain:	156,552
Against:	29,144

PROPOSAL FIVE: Approval of an amendment to our Certificate of Incorporation to consummate a reverse stock split within a range to be determined by our board of directors from 1-for-4 to 1-for-30:

For:	12,526,392
Abstain:	3,050
Against:	242,820

PROPOSAL SIX: Approval of an amendment to our Certificate of Incorporation to increase the total number of shares of preferred stock authorized for issuance from 5,000,000 to
5,000,000 plus the number of preferred shares needed to accommodate the creation of the three series of preferred stock for which the BPOMS preferred stock would be exchanged in the merger transaction:

For:	12,519,246
Abstain:	2,950
Against:	250,066

As a result, all five directors were re-elected to the board of directors, and each of the proposals two, three, four, five and six was approved by stockholders.

On December 15, 2006, BPOMS merged with netGuru, Inc. in a reverse merger (“Merger”). Upon completion of the Merger all the elected directors resigned and the following persons were appointed in accordance with the terms of the Merger Agreement:

Patrick A Dolan	Chairman of the Board, Chief Executive Officer, Director

James Cortens	President, Secretary, Director

Dale Paisley	Director, Chairman of the Audit Committee

In connection with the Merger on December 15, 2006, we issued an aggregate 7,336,575 of our common shares to the holders of the common stock of Former BPOMS and 1,543,250 of our Series A preferred shares, 1,449,200 of our Series B preferred shares, and 916,666 of our Series C preferred shares to the holders of the respective series of preferred stock of Former BPOMS, in exchange for their shares of common and preferred stock, respectively, of Former BPOMS. For each share of the common stock of Former BPOMS, the holder thereof received 0.7246 of our common shares. For each share of the Series A and Series B Convertible Preferred Stock of Former BPOMS, the holder thereof received 0.7246 of our preferred shares in the corresponding series. For each share of the Series C Non-Convertible Preferred Stock of Former BPOMS, the holder thereof received one of our Series C preferred shares.

In connection with the Merger we also issued to holders of warrants of Former BPOMS 7-year warrants to issue an aggregate of 721,260 shares of our common stock with exercise prices ranging from $0.03 to $0.63 in exchange for their Former BPOMS warrants. The issuances were made pursuant to Section 4(2) of, and Regulation D and Regulation S under, the Securities Act of 1933, as amended, among other exemptions. We believe that exemption was available because (i) such issuances did not involve a public offering, (ii) the recipients are either accredited or are not U.S. persons and not acquiring the securities for the account or benefit of any U.S. person, and (iii) the securities were restricted in accordance with the requirements of the Securities Act of 1933 (including by issuing the certificates representing the securities with a restricted legend).

In the fourth quarter ended December 31, 2006, we granted to an officer a 7-year warrant exercisable for an aggregate of 33,333 shares of our common stock with an exercise price of $0.03, pursuant to a bridge loan agreement. In the fourth quarter ended December 31, 2006, we also granted to two employees stock options convertible into 434,760 shares of common stock at an exercise price of $0.03 per share vesting over 2 to 4 years from the date of grant.

The issuances were made pursuant to Section 4(2) of, and Regulation D under, the Securities Act of 1933, as amended, among other exemptions. We believe that exemption was available because (i) such issuances did not involve a public offering, (ii) the recipients are accredited, and (iii)] the securities were restricted in accordance with the requirements of the Securities Act of 1933 (including by issuing the certificates representing the securities with a restricted legend).

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades under the ticker symbol “BPOM.” As of December 31, 2006, there were approximately 350 holders of record of our common stock. Within the holders of record of our common stock are brokerage firms that in turn, hold shares of stock for beneficial owners.

Prior to the Merger, our common stock was listed on the Nasdaq Capital Market under the trading symbol “NGRU.” The high and low closing sale prices of a share of our common stock, as reported by The Nasdaq Capital Market for each quarter of fiscal 2006 and 2005, are as follows:

	Fiscal 2006 (1)		Fiscal 2005 (1)
	High	Low	High	Low
1st Quarter (January 1 - March 31)	$0.33	$0.26	$0.37	$0.27
2nd Quarter (April 1 - June 30)	0.51	0.17	0.29	0.24
3rd Quarter (July 1 - September 30)	0.35	0.14	0.38	0.21
4th Quarter (October 1 - December 31)	2.60	0.21	0.20	0.16

(1) Amounts have been adjusted to reflect a cash distribution of $0.85 in January 2006, the 1-for-15 reverse stock split, and a cash distribution of $2.73 in December 2006.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act)”. We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words “believe,” “intend,” “plan,” “expect,” “forecast,” “project,” “may,” “should,” “could,” “seek,” “pro forma,” “goal,” “estimates,” “continues,” “anticipate” and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

•	Our ability to continue as a going concern;
•
Our ability to obtain additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future;

•	Our ability to successfully implement our business plans and the possibility of strategic acquisitions;
•	Our ability to attract and retain strategic partners and alliances;
•	Our ability to hire and retain qualified personnel;
•	The risks of uncertainty of protection of our intellectual property;
•	Risks associated with existing and future governmental regulation to which we are subject; and
•	Uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

Any of the factors described above or in the “Risk Factors” section of this report could cause our future financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We were incorporated in 1981 under the name Research Engineers, Inc., changed our name to netGuru, Inc. in 2000. On December 15, 2006, we acquired all of the outstanding common stock of privately held BPO Management Services, Inc. (“Former BPOMS”) in a reverse merger (“Merger”). Upon Merger, we adopted the accounting acquirer’s (BPOMS’) year end of December 31. We are a Delaware corporation.

We provide business process outsourcing (BPO) services to enterprises in the United States and Canada. “BPO” refers to the outsourcing of an entire business process, typically to reduce cost and/or to improve the performance of that process. Our objective is to provide a comprehensive suite of BPO services to support the back-office business requirements of middle-market enterprises throughout North America on an outsourced and/or recurring revenue basis.

Our primary business offerings are:

•	Document and data management solutions, also known as enterprise content management or “ECM” including Finance and Accounting Outsourcing (“FAO”) services;

•	Information technology services outsourcing or “ITO”; and

•	Human resources outsourcing or “HRO”.

Critical Accounting Policies

We have identified the following as accounting policies that are the most critical to aid in understanding and evaluating our financial results:

•	revenue recognition;
•	allowance for doubtful accounts receivable; and
•	impairment of long-lived assets, including goodwill.

Revenue Recognition

We derive revenues from:

•	Enterprise content management services, including collaborative software products and services;
•	IT outsourcing services; and
•	Human resources outsourcing services.

We recognize revenues when the following criteria are met:

•	Persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists;
•	Delivery has been completed and no significant obligations remain;
•	Our price to the buyer is fixed or determinable; and
•	Collection is reasonably assured.

Persuasive Evidence of an Arrangement

We document all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Performed

We perform all services or deliver all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. Professional consulting services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer’s designated location.

The Fee for the Arrangement is Fixed or Determinable

Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the written contract. Fees for most monthly services, professional consulting services, and equipment sales are fixed under the terms of the written contract. Fees for certain services are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer’s fee is determinable. The customer’s fee is negotiated at the outset of the arrangement.

Collectibility is Reasonably Assured

We determine that collectibility is reasonably assured prior to recognizing revenue. We assess collectibility on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. We do not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue will be recognized on a cash basis.

We recognize revenues from software that we customize to fit a customer’s requirements based on satisfactory completion of pre-determined milestones (evidenced by written acceptance from the customer) and delivery of the product to the customer, provided no significant obligations remain and collection of the resulting receivable is reasonably assured. Customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and unspecified upgrades on a when-and-if available basis. Revenue from the maintenance contracts is deferred and recognized ratably over the life of the contract, usually twelve months.

In 1997, the Accounting Standards Executive Committee (“AcSec”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue and requires that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. We determine the fair value of each element in multi-element transactions based on vendor-specific objective evidence (“VSOE”). VSOE for each element is based on the price charged when the same element is sold separately.

In 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions,” which modified SOP 97-2 to allow for use of the residual method of revenue recognition if certain criteria are met. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then we recognize revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the transaction fee is recognized as revenue.

We recognize revenues from our IT services primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as we perform IT services. Certain IT services contracts may be fixed price contracts where we would measure progress toward completion by mutually agreed upon pre-determined milestones and recognize revenue upon reaching those milestones. Our fixed price IT contracts typically are for a short duration of one to nine months. We did not have any uncompleted fixed price IT contracts at December 31, 2006.

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

Impairment of Long-Lived Assets Including Goodwill

We account for goodwill and intangible assets according to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. We consider the following operating segments - collaborative software products and services as well as IT services - to be our reporting units for purposes of testing for impairment.

We use a two-step test to assess potential impairment to goodwill. In the first step, the fair value of each reporting unit is compared to its carrying value including goodwill. If the fair value exceeds the carrying value, then goodwill is not considered impaired, and we do not need to proceed to the second step. If the carrying value of a reporting unit exceeds its fair value, then we have to determine and compare the implied fair value of the reporting unit’s goodwill to the carrying value of its goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we have to record an impairment loss in the amount of the excess.

The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

We assessed the fair values of our three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and concluded that as of December 31, 2006, there was no impairment to goodwill. As of December 31, 2006, goodwill balance was 3,532,955.

Goodwill activity was as follows:

At December 31, 2005	$826,071

Additions from acquisitions	2,787,005

Exchange differences	(80,120)

At December 31, 2006	$3,532,955

Consolidated Results of Operations

The Former BPOMS began operations in July 26, 2005 and merged with netGuru, Inc. on December 15, 2006 in a reverse merger (“Merger”). For accounting purposes, the acquisition has been treated as a recapitalization of Former BPOMS with Former BPOMS as the acquirer. The historical financial statements prior to December 15, 2006, are those of the Former BPOMS.

The following entities of BPOMS are included in the consolidated results of operations from the date of their respective acquisitions:

Acquisition Date

ADAPSYS Document Management LP (“ADM”)	July 29, 2005
ADAPSYS LP (“ADP”)	July 29, 2005

Digica, Inc. (“Digica”)	January 1, 2006

Novus Imaging Solutions, Inc. (“Novus”)	September 30,2006
netGuru, Inc. (“netGuru”)	December 15, 2006

Since the Former BPOMS began operations on July 26, 2005, pro forma information giving effect to the acquisition, as if the acquisition took place January 1, 2005, is not practicable and therefore not presented. All prior period share and per share data have been revised giving effect to the Merger.

The reporting period of January 1, 2006 to December 31, 2006 is referred to as “fiscal 2006” and the reporting period of July 26, 2005 to December 31, 2005 is referred to as the “Prior Period 2005” in the discussion that follows:

Net Revenues

The following table presents our net revenues by operating segment:

	Year Ended December 31	July 26, 2005 to December 31,
	2006	2005
Net revenues
Enterprise Content Management	$2,713,769	$2,321,834
% of total net revenues	57.6%	98.9%
IT Outsourcing Services	1,833,052	-
% of total net revenues	38.9%	-

Human Resources Outsourcing Services	$164,318	$25,700
% of total net revenues	3.5%	1.1%
Total net revenues	$4,711,139	$2,347,534

Total net revenues increased by $2,363,605 (100.7%) to $4,711,139 in fiscal 2006 from $2,347,534 in the Prior Period 2005. Our total net revenues primarily consisted of net revenues from (1) enterprise content management (2) IT Outsourcing services and (3) human resource outsourcing services.

Enterprise Content Management (“ECM”)

Net revenues from ECM products and services in fiscal 2006 increased by $391,935 or 16.9% to $2,713,769 from $2,321,834 in the Prior Period 2005. The increase in net revenues in fiscal 2006 was primarily due to the comparison of a full year of results of operations in fiscal 2006 for ADM compared to approximately five months’ results of operations for ADP and ADM in the Prior Period 2005. This increase in revenues was offset by the absence, in fiscal 2006, of ADP’s revenues recognized from one large contract in Prior Period 2005, which terminated in February 2006. Net revenues in the ECM business segment in fiscal 2006 also includes net revenues for the three months ended December 31, 2006 from Novus and net revenuess for 15 days from netGuru. The ECM segment includes our collaborative software products and services. The majority of our collaborative software revenues is generated from service-oriented projects where the revenue is recognized only upon completion of the entire project. The timing of completion and recognition of revenues from various size projects creates variability in our collaborative software net revenues between quarters and fiscal years.

IT Outsourcing Services (“ITO”)

Net revenues from ITO increased 100% to $1,833,052 in fiscal 2006 from none in the Prior Period 2005. The ITO segment includes a full year of revenue from our IT operations in New Jersey and 15 days’ revenue from our IT operations in Massachusetts in fiscal 2006.

Human Resource Outsourcing Services (“HRO”)

Net revenues from HRO increased 539.4% to $164,318 in fiscal 2006 from $25,700 in the Prior Period 2005. The HRO segment includes a full year of revenue from our San Francisco, California operations in fiscal 2006 compared to five months’ revenue in the Prior Period 2005.

Operating expenses

The following table presents our operating expenses and the percentage of total net revenues:

	Year Ended December 31,
	2006	2005
Operating expenses
Cost of services	$1,523,983	$887,456
% of total net revenues	32.3%	37.8%

Selling, general and administrative expenses	$5,737,334	$1,230,011
% of total net revenues	121.8%	52.4%
Research and development expenses	19,491	-
% of total net revenues	0.4%	-%
Share-based compensation expense	115,694	24,415
% of total net revenues	2.5%	1.0%
Change in estimated severance liability	(223,726)	1,014,281
% of total net revenues	(4.7)%	43.2%

Total operating expenses	$7,172,777	$3,156,163
% of total net revenues	152.3%	134.4%

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased by $4,507,324 (366.4%) to $5,737,335 in fiscal 2006 from $1,230,011 in Prior Period 2005 primarily due a full year of operations for the ADAPSYS entities in fiscal 2006 compared to approximately five months’ operations in Prior Period 2005. Additionally, the SG&A expenses in fiscal 2006 included those of a full year of SG&A expenses for Digica, three months’ SG&A expenses for Novus and 15 days’ SG&A expenses for the netGuru entities that were acquired in fiscal 2006.

Research and development expenses

Research and development (“R&D”) expenses consist primarily of software developers’ wages. Fiscal 2006 results include only 15 days of R&D expenses.

Share-based compensation expense

We recorded share-based compensation expense of $115,694 in fiscal 2006 compared to $24,415 in the Prior Period 2005. Share-based compensation expense in fiscal 2006 included $11,975 in convertible preferred A shares issued as compensation to officers.

Change in estimated severance liability

In Prior Period 2005 we recorded $1,014,281 in estimated severance liability related to certain terminated employees of ADP. At December 31, 2006, we reduced the estimated severance liability by $223,726 as a result of our periodic review in December 2006 that indicated the actual and anticipated costs related to the employee severance liability are less than previously anticipated. As a result, we revised the estimate of employee severance liability. The effect of this change in estimate was to reduce the employee severance liability by $223,726 and increase 2006 net income by $223,726.

Operating Loss by Segment

Consolidated operating loss in the ECM segment increased to $610,858 from $464,915 due to the additional expenses in fiscal 2006 as a result of a full year of operations compared to five months’ operations in Prior Period 2005. The increase in operating loss in the ITO segment to $355,393 in fiscal 2006 from none in Prior Period 2005 is primarily due to the operating loss from Digica which was purchased by BPOMS in 2006. The increase in operating expenses in HRO segment in fiscal 2006 to $777,336 from $233,016 is due to a full year of operations in fiscal 2006 compared to one month of operations in Prior Period 2005. Corporate expenses increased to $678,358 in fiscal 2006 from $112,698 in Prior Period 2005 primarily due to increased professional fees. The following table details operating loss by segment:

	Year Ended December 31, 2006	% of Total	July 26, 2005 to December 31, 2005	% of Total
Operating loss

ECM	$(650,551)	26.4%	$(462,915)	57.2%
ITO	(355,393)	14.4%	-	-
HRO	(777,336)	31.6%	(233,016)	28.8%
Corporate	(678,358)	27.6%	(112,698)	13.9%
Consolidated	$(2,421,945)	100.0%	$(808,629)	100.0%

Other expense (income)

The following table presents our other expense (income) and its percentage of total net revenues:

	Year Ended December 31, 2006	July 26, 2005 to December 31, 2005
Other expense (income)
Interest expense, net	$166,174	$(7,210)
% of total net revenues	3.5%	(0.3)%
Other income	$(10,732)	$(899)
% of total net revenues	(0.2)%	(0.0)%
Total other expense	$155,442	$(8,109)
% of total net revenues	3.3%	(0.3)%

Interest expense, net

Net interest expense increased by $173,384 (2,404.8%) in fiscal 2006 to $166,174 from net interest income of $7,210 in Prior Period 2005 primarily due to $73,879 in loan origination fees and $19,541in interest expense on bridge loans. In addition, $38,572 of interest expense in fiscal 2006 related to the amortization of the value of warrants issued pursuant to bridge loans. In 2007, in addition to interest on future borrowing, we anticipate interest expense will increase due to the interest on capital leases.

Income taxes

In fiscal 2006 and in Prior Period 2005, we recorded no income tax expense since we had net losses from operations.

Liquidity and Capital Resources

Our principal sources of liquidity at December 31, 2006 consisted of $706,197 in cash and cash equivalents. Cash and cash equivalents decreased by $525,972 during fiscal 2006. We incurred net losses from operations of $2,461,638 and $808,629 and used cash in operations of $1,958,731 and $49,536 in 2006 and Prior Period 2005, respectively.

The primary reasons for cash used in operations during fiscal 2006 were net loss of $2,617,080 that included non-cash charges related to recognition of cost related to the contract acquired from ADP of $245,265, depreciation and amortization expense of $160,720, share-based compensation expense of $115,694, bad debt expense of $109,005, and amortization of loan discount of $38,572. In addition, the timing differences in the payment of our current liabilities and collection of our current assets also contributed to the cash used in operations.

The primary reason for cash used in operations during the Prior Period 2005 was net loss of $800,520 which included $719,243 of costs related to the anticipated termination in February 2006 of one large contract acquired from the ADP in 2005.

Net cash provided by investing activities in fiscal 2006 was $2,324,826, primarily due to cash acquired from Digica, Novus and netGuru acquisitions, net of $400,000 in cash payments. In Prior Period 2005, net cash used in investing activities was $215,199, primarily due to the acquisition of the ADAPSYS entities, net of cash acquired.

Net cash used in financing activities during fiscal 2006 was $896,050, which primarily resulted from a cash distribution to our stockholders in the amount of $3,502,098 offset by cash proceeds from bridge loans of $2,340,000 and cash proceeds o f $287,112 from a bank line. In the Prior Period 2005, cash provided by financing activities consisted primarily of the initial investment of $1,500,000 by Messrs. Dolan and Cortens for which we issued preferred and common shares.

We have funded our operations primarily from the private placement of shares of our common stock and preferred stock and through the founders bridge loan facility established in August 2006. During the next twelve months, we anticipate raising capital necessary to grow our business and complete additional acquisitions by issuing our equity securities and/or debt in one or more private transactions. We have retained C. E. Unterberg, Towbin as our investment banker to lead this effort.

In the event that such transaction(s) do not take place at all and/or are unreasonably delayed, our future capital requirements will depend upon many factors. These factors include but are not limited to sales and marketing efforts, the development of new products and services, possible future corporate mergers or strategic acquisitions or divestitures, the progress of research and development efforts, and the status of competitive products and services. If our anticipated financing transactions do not take place at all and/or are unreasonably delayed, we may not have adequate funds to extinguish all our remaining liabilities and fund our current operations going forward.

Although we expect to meet our operating capital needs by additional private equity and/or debt transactions, additional draw down on the founders’ bridge loan facility, and current economic resources, there can be no assurance that funds required will be available on terms acceptable to us, if at all. If we are unable to raise sufficient funds on acceptable terms, we may be not be able to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

This uncertainty, recurring losses from operations, limited cash resources, and an accumulated deficit, among other factors, raised doubt about our ability to continue as a going concern and led our independent registered public accounting firm to include an explanatory paragraph related to our ability to continue as a going concern in their report that accompanies these financial statements. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows.

The following table summarizes our contractual obligations and commercial commitments at December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-Term Debt	$372,047	$325,645	$31,916	$14,486	$-
Capital Lease Obligations *	185,291	172,767	12,524	-	-
Operating Leases	1,169,670	413,951	515,933	238,411	1,375
Novus purchase price payable	1,157,052	977,473	179,579	-	-
Bridge loan payable**	800,000	800,000	-	-	-
Short-term loan payable	125,000	125,000	-	-	-
Total Contractual Cash Obligations	$3,809,060	$2,814,836	$739,952	$252,897	$1,375

* Represents future minimum lease payments excluding deductions for imputed interest of $3,987.
** Excludes debt discount of $115,464 related to value of warrants issued.

Impact of Recently Issued Accounting Standards

AccountingChanges and Error Correctionss

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” an amendment to Accounting Principles Bulletin Opinion (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company implemented SFAS No. 154 in its fiscal year beginning January 1, 2006. SFAS No. 156 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. SFAS No. 155 is effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 also describes the manner in which it should be initially applied. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal years beginning after September 15, 2006, and is effective for the Company beginning January 1, 2007. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning January 1, 2007. The Company is currently assessing the potential impact that adoption of FIN 48 will have on its financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial position, results of operations or cash flows.

Effects of Prior Year Misstatements When Quantifying Current Year Misstatements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. The Company is currently assessing the potential impact that adoption of SAB No. 108 will have on its financial position, results of operations or cash flows.

Accounting for Defined Benefit Pension and Other Postretirment Plans

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. SFAS No. 158 will be effective for the Company beginning January 1, 2007. The Company is currently assessing the potential impact that adoption of SFAS No. 158 will have on its financial position, results of operations or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company is currently assessing the impact of the adoption of SFAS 159.

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

We have limited cash resources available to continue our operations and complete the planned acquisitions necessary to execute our business plan. Accordingly, if we are unable to raise needed capital in the future, we may be unable to fund operating cash shortfalls.

We have limited cash resources, and these resources may quickly diminish in the future. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services and possible future strategic acquisitions. As of December 31, 2006, we had negative working capital of $3,433,826 and an accumulated deficit of $3,417,600. As of that date, we had $706,197 in cash and cash equivalents and $743,114 in accounts receivable, net of allowance for doubtful accounts.

We recorded a net operating loss of $2,461,638 and used $1,958,731 of cash in operating activities during fiscal 2006. There is no assurance that we will be able to generate sufficient operating cash in future quarters. We believe that current and future available capital resources will not be adequate to fund our operations for the next twelve months. We do not have any debt instruments in place that we could use for future borrowings. We are currently seeking additional capital in order to continue our operations, complete our planned acquisitions and execute our business plan. It may be difficult for us to obtain additional equity or debt financing. Any terms of such a financing could be dilutive and unfavorable to our stockholders.

Alternatively, our inability to obtain any needed financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also hinder our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

We have a recent history of losses and an accumulated deficit that may continue in the future if we are unable to complete our planned acquisitions and that may adversely affect our business, prospects, financial condition, results of operations, cash flows and stock price.

We have incurred net losses since our inception in July 26, 2005. Our accumulated deficit through December 31, 2006 was $3,417,600, and as of that date we had a total shareholders’ equity of $1,601,054.

Our recurring losses from operations, our limited cash resources and negative cash flow from operations and our accumulated deficit, among other factors, raised doubt about our ability to continue as a going concern and led our independent registered public accounting firm to include an explanatory paragraph related to our ability to continue as a going concern in their report for the year ended December 31, 2006. Reports of independent auditors questioning a company’s ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This may make it difficult for us to raise additional debt or equity financing necessary to complete our planned acquisitions and execute our business plan, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows. Investors should review the report of our independent registered public accounting firm and our consolidated financial statements before making a decision to invest or maintain an investment in BPO Management Services, Inc.

Any business combination or acquisition will likely be dilutive to our existing stockholders.

Any business combination involving BPOMS will most likely require our issuance of additional shares of common and/or preferred stock. These issuances could result in a change of control or substantial dilution to our existing stockholders, with or without stockholder review or approval.

The market price for our common stock may become more volatile after an acquisition transaction or as a result of various other factors.

We cannot predict the final terms associated with the equity or debt transactions which we are currently seeking in order to complete our planned acquisitions and execute our business plan, or how these terms, if any financing is obtained, might be viewed by the marketplace. Accordingly, such financing activities may add to the volatility of our stock price. The price of BPOMS stock could further decline due to the impact of any of the following factors:

•	failure to meet sales goals or operating budget;

•	decline in demand for our common stock;

•	revenues and operating results failing to meet expectations of securities analysts or investors in any quarter;

•	downward revisions in operating performance estimates or changes in general market conditions;

•	technological innovations by competitors or in competing technologies;

•	investor perception of our industry or prospects; or

•	general economic trends.

Market fluctuations are often unrelated to operating performance and therefore are beyond our control.

Our success in our continuing operatings depends, in part, on our ability to retain our current management team.

Our founders, Chairman and Chief Executive Officer, Patrick A. Dolan, and our Preisdent and Secretary, James Cortens are an integral part of our operations and have primarily been the source of our funding since our inception. Their experience, expertise, industry knowledge and historical company knowledge would be extremely difficult to replace if we were to lose the services of either of them. The precise impact of the loss of services of either of them is extremely difficult to predict, but would likely result in, at a minimum, significant costs to recruit, hire and retain a successor and could impair operating results while the successor was being recruited and transitioning into the position.

The markets in which we currently compete will continue to be highly competitive, which has resulted in significant price competition and may result in reduced revenues or loss of market share.

The BPO services we offer are each highly competitive. The market for these services is characterized by an increasing number of entrants due to low start-up costs. Some of our competitors and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than those we have. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance. Our future success will depend significantly upon our ability to increase our share of our target markets and to sell additional products, product enhancements and services to our customers. We are experiencing pricing pressures as we work to expand our software products and services market share. As a result of these pricing pressures, we may experience declines in our revenues, gross margins and market share.

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

The market prices of securities of technology-based companies like ours tend to be highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during the 52-week period ended April 5, 2007, the high and low sale prices of a share of our common stock (as adjusted to reflect the $2.73 per share cash distribution we made in December 2006) were $7.50 and $0.70, respectively. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control. These factors include, among others, deviations in our results of operations from the estimates of securities analysts, changes in securities analysts’ estimates of our financial performance, changes in market valuations of similar companies and stock market price and volume fluctuations generally. Additionally, it is likely that our quarter-to-quarter performance will be unpredictable and contribute to our stock price volatility.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Because of the volatility of the market price of our common stock, we may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

The concentration of ownership of our common stock gives a few individuals significant influence over important policy decisions and could delay or prevent changes of control.

As of March 1, 2007, our executive officers and directors and their family members together beneficially owned approximately 69.7% of the issued and outstanding shares of our common stock. As a result, these persons have the ability to exert significant influence over matters that could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations or strategic transactions involving our company. In addition, through their voting power, they may be able to significantly influence certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change of control of our company, even if the change of control would benefit our stockholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

ITEM 7.	FINANCIAL STATEMENTS.

Our consolidated financial statements are included in this Form 10-KSB beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934.

During the last quarter of 2006, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers and Key Employees

Our directors, executive officers and key employees as of December 31, 2006, were as follows:

Name	Age	Position

Patrick Dolan	49	Chairman of the Board, Chief Executive Officer, and Director
James Cortens	51	Chief Operating Officer, President, Secretary, Director
Bruce Nelson (2)	52	Chief Financial Officer
Dale Paisley (1)	65	Director
Koushik Dutta	43	Chief Technology Officer

(1) Chairman of Audit Committee.
(2) Resigned from his position on January 26, 2007, and was replaced by Don Rutherford.

Directors and Executive Officers

Patrick Dolan founded BPOMS and has served as its Chief Executive Officer and Chairman of the Board since its inception in July 2005. Prior to co-founding BPOMS, Mr. Dolan served as President and Chief Operating Officer of Infocrossing Inc., a provider of selective information technology outsourcing solutions, from April 2004 through October 2004. For the two previous years, prior to Infocrossing acquiring ITO Acquisition Corporation, doing business as Systems Management Specialists (“SMS”), a California company, Mr. Dolan served as its Chairman and Chief Executive Officer. In December 2002, Mr. Dolan led a successful management team initiative, in conjunction with Los Angeles-based private equity fund Riordan, Lewis & Haden, to re-purchase SMS from Marconi, plc, which had acquired SMS from its prior owners in June 2000. Prior to that time, Mr. Dolan was President and Chief Operating Officer of SMS from November 1994. Mr. Dolan spent the early years of his career with Affiliated Computer Services and, subsequently, SHL Systemhouse. Mr. Dolan earned a B.S. in Economics from New York University.

James Cortens founded BPOMS and has served as its Chief Financial Officer, President, and a Director since its inception in July 2005. Prior to co-founding BPOMS, Mr. Cortens served as Executive Vice President of Infocrossing Inc., a provider of selective information technology outsourcing solutions, from April 2004 through October 2004. For the two previous years, prior to Infocrossing acquiring SMS, Mr. Cortens served as its president and director. In December 2002, Mr. Cortens was part of a successful management team initiative, in conjunction with Los Angeles-based private equity fund Riordan, Lewis & Haden, to re-purchase SMS from Marconi, plc, which had acquired SMS from its prior owners in June 2000. Prior to that time, Mr. Cortens was Executive Vice President of Business Development of SMS from November 1994. Mr. Cortens spent the early years of his career with SHL Systemhouse. Mr. Cortens earned a B.Sc. in Computer Science from the University of Manitoba.

Bruce K. Nelson served as our Chief Financial Officer from April 2002 to January 26, 2007 and as our Secretary from November 2005 to December 15, 2006. Prior to joining us, Mr. Nelson served as Chief Financial Officer of Millennium Information Technologies, Inc. from 1997 to April 2002. From 1992 to 1997, he was co-founder and President of Comprehensive Weight Management, a healthcare marketing company. From 1985 to 1992, Mr. Nelson served as Treasurer of Comprehensive Care Corporation, a NYSE-traded national service company. Mr. Nelson holds a B.S. in Finance from University of Southern California and an M.B.A. from Bryant College in Smithfield, Rhode Island. Mr. Nelson resigned from the Company on January 26, 2007.

Don Rutherford joined BPOMS as Chief Financial Officer on January 29, 2007 and brings to BPOMS 35 years of financial experience and comes from Grant Life Sciences, Inc., a publicly held bio-tech company located in Los Angeles, California, where he served as Chief Financial Officer. Prior to that, he held numerous senior executive financial positions. Mr. Rutherford is also a partner with Tatum, LLC, a national executive services firm and a board member and Chairman of the audit committee of Performance Capital Management LLC, a public financial services company. Mr. Rutherford started his career with Coopers and Lybrand in its Toronto audit practice and is a Chartered Accountant. He also holds a BASc in Industrial Engineering from the University of Toronto.

Dale Paisley has been a financial and accounting consultant to primarily small public companies since 2000. He assists his clients with regulatory reporting with the Securities and Exchange Commission and state regulators and has served as temporary Chief Financial Officer and Chief Executive Officer of several public and private companies. From October 2002 until December 2003, Mr. Paisley served as president of SoCal Waste Group, Inc., and from February 2003 until December 2003, he served as Chief Executive Officer and Chief Financial Officer of USA Biomass Corporation. Prior to that time, Mr. Paisley was a partner in the international accounting firm of Coopers & Lybrand (now PriceWaterhouseCoopers). Mr. Paisley earned a B.S. in accounting from San Diego State University.

Koushik Dutta has served as our Chief Technology Officer since December 15, 2006. Prior to that he was our Chief Operating Officer from November 2005 to December 15, 2006. He has served as Chief Technology Officer of our Web4 division since April 2000. Prior to that, Mr. Dutta co-founded Allegria Software, Inc. and served as President and Chief Technology Officer of that company from February 1999 to March 2000. Additionally, Mr. Dutta served as Vice President of Research and Development for Advanced Technology Corporation from 1995 to June 1997 and as Senior Manager for Research Engineers International from 1992 to 1995. Mr. Dutta also co-founded and launched two business ventures, MicroWare and StanSoft. Mr. Dutta is the inventor of eReview, WebWorks, ForReview and Autoproject. Further Mr. Dutta is the winner of CSI’s (Computer Society of India) prestigious NSTPC award for programming. Mr. Dutta holds a Bachelors of Technology degree from Indian Institute of Technology and an M.B.A from Indian Institute of Management.

All directors hold office until the next annual stockholders’ meeting or until their respective successors are elected or until their earlier death, resignation or removal. Officers are appointed by, and serve at the discretion of, our board of directors.

Code of Business Conduct and Ethics

We have adopted a written code of ethics that governs all of our officers, directors and all employees. The code of ethics is posted on our website at www.bpoms.com.

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

Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission (the “SEC”).

Audit Committee Matters

Our Audit Committee consists of Mr. Dale Paisley who holds the position of chairman of that committee. Each of the members of our Audit Committee is “independent” within the meaning of Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers. Our board of directors has determined that Mr. Paisley is an “audit committee financial expert” under SEC rules and meets the NASD’s professional experience requirements.

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

Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2006 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that, during our fiscal 2006, all Section 16(a) filing requirements applicable to our reporting persons were met.

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for services rendered during the last two fiscal years to our company in all capacities as an employee by our Chief Executive Officers, President and the two most highly compensated executive officers (collectively, the “named executive officers”) as of the end of fiscal 2006, shown below:

		Annual Compensation
Name and	Fiscal Year Ended December	Salary	Bonus	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Principal Position	31,	($)	($)	($)	($)	($)	($)	($)	($)

Patrick A. Dolan,
Chairman, Chief	2006	---	---	6,250	---	---	---	---	6,250
Executive Officer	2005	---	---	---	114,150	---	---	---	114,150
James Cortens
President, Secretary,	2006	---	---	5,000	---	---	---	---	5,000
Director	2005	---	---	---	76,100	---	---	---	76,100
Koushik Dutta
Chief Technology	2006	110,130	---	---	---	---	---	3,269	113,399
Officer	2005	114,231	---	---	---	---	---	3,427	117,658
Amrit K. Das (5)
Former Chairman,	2006	259,121	---	---	---	---	---	13,518 (3)	272,639
Former Chief Executive	2005	212,000	---	---	---	---	---	34,432 (4)	246,432
Former President
Bruce K. Nelson (6)
Former Chief Financial	2006	127,000	150,975	---	---	---	---	3,810	281,785
Officer, Former Secretary	2005	127,500	---	---	---	---	---	3,825	131,325

(1)	The costs of certain benefits are not included because they did not exceed $10,000 in the case of each named executive officer.
(2)	Shares of Series A preferred stock.
(3)	Includes $7,810 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $5,708 in company contributions to the 401(k) plan.
(4)	Includes $6,324 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $5,300 in company contributions to the 401(k) plan.
(5)	Mr. Das resigned from his position of Chairman, Chief Executive Officer and President upon the Merger.
(6)	Mr. Nelson resigned from his position of Secretary upon Merger and from the position of Chief Financial Officer on January 26, 2007.

 Option Grants In Last Fiscal Year

No options were granted to Named Executive Officers in fiscal 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

No options were exercised during fiscal 2006.

Long-Term Incentive Plan Awards

In 2006, no awards were made to the named executive officers under long-term incentive plans.

Outstanding Equity Awards at the End of Fiscal 2006

	Option Awards					Stock Awards
Name and	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Principal Position	(#) Exercisable	(#) Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Patrick A. Dolan,	135,863	407,588	---	0.025	8/1/2015	---	---	---	---
Chairman, Chief
Executive Officer
James Cortens	90,575	271,125	---	0.025	8/1/2015	---	---	---	---
President, Secretary,
Director
Koushik Dutta	---	---	---	---	---	---	---	---	---
Chief Technology
Officer
Amrit K. Das	---	---	---	---	---	---	---	---	---
Former Chairman,
Former Chief Executive
Former President
Bruce K. Nelson	---	---	---	---	---	---	---	---	---
Former Chief Financial
Officer, Former Secretary

Directors’ Compensation

	Director Compensation (1)
Name and	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	($)	($)	($)	($)	($)	($)	($)

Dale Paisley	1,750	---	---	---	---	53,525 (2)	55,275
D. Dean McCormick III	53,750	---	---	---	---	---	53,750
Stanley W. Corbett	48,000	---	---	---	---	---	48,000
Benedict A. Eazzetta	48,000	---	---	---	---	---	48,000
Santanu K. Das	48,000	---	---	---	---	---	48,000

(1)	Prior to the merger directors were Messrs. McCormick, Corbett, Eazetta, Santanu Das and Amrit Das. Upon consummation of the Merger, all directors resigned and the following were appointed:

Patrick Dolan	Chairman of the Board
James Cortens	Secretary, Director
Dale Paisley	Director, Audit Committee Chairman

See Summary Compensation table above for compensation for Amrit Das, Patrick Dolan and James Cortens.

(2)	Mr. Paisley provided professional services in the amount of $53,525 prior to the merger.

Mr. Paisley is an independent director and receives a remuneration of $3,500 per month for his services to the Company’s board.

Messrs. McCormick, Eazzetta, and Corbett, were non-employee directors, received a special committee payment of $25,000 and a monthly remuneration of $2,000 per month, each, in consideration for their services on our board of directors. Mr. McCormick received an additional $500 per month in consideration for his services as Audit Committee Chairman. Non-employee directors are reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. Mr. Santanu Das was a non-employee director, received a payment of $25,000 for past services and $2,000 per month for services on our board of directors.

Repricing of Options and SARs

No adjustments to or repricing of stock options previously awarded to named executives occurred in 2006.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Patrick Dolan

We have an employment agreement with Patrick Dolan, dated July 29, 2005. The employment agreement provides that Mr. Dolan will serve as BPOMS' Chief Executive Officer for an initial two and one-half year term. The employment agreement includes the following provisions:

•	Initial base salary of not less than $225,000, subject to annual review and increase in the discretion of BPOMS' board of directors. The board set 2005-2006 base salary for Mr. Dolan at $250,000.

•
For the period through December 31, 2006 Mr. Dolan waived receipt of his compensation. Annual bonus in an amount, if any, as determined by the board based on the achievement of BPOMS and individual performance goals as established by the board.

•	Participation in BPOMS' employee welfare, pension and benefit plans as maintained for the benefit of BPOMS' employees.

•	Six weeks of vacation annually.

•
Reimbursement for all business, travel and entertainment expenses incurred prior to, on or after July 29, 2005, with respect to the business or prospective business of BPOMS, and including expenses incurred in connection with the formation of the company and the acquisition of ADAPSYS Document Management, Inc. and ADAPSYS Transaction Processing, Inc.

•	Reimbursement of telephone, cell phones, computer usage and Internet access at home for business use, as well as a monthly car allowance of $750.00 per month.

Upon execution of the employment agreements, Mr. Dolan was granted an option to purchase 750,000 shares of BPOMS' common stock, vesting 25% per year. In the event of a change of control, or if the officer's employment is terminated by BPOMS without cause, or by the officer for good reason, as defined in the agreements, then BPOMS will:

•
Pay a lump sum equal to the sum of all accrued and unpaid base salary and vacation pay through the date of termination, and if no change of control has occurred, the officer's base salary for the remainder of the employment period and two times the highest annual bonus paid for any fiscal year, and if no annual bonus has been paid, then two times the minimum annual bonus;

•
Continue to provide the officer and his eligible spouse and dependents the various medical and life insurance provided for in the agreement or economic equivalent as if he had remained employed through the employment agreement term; and

•	The officer's unvested stock options will become immediately 100% vested.

If BPOMS terminates the officer's employment for cause or the officer terminates his employment without good reason, then BPOMS will:

•	Pay a lump sum equal to all accrued and unpaid base salary and vacation pay through the date of termination; and

•	Have no further obligation to the officer except for the benefits provided under any stock option grants and any other agreements, plans or programs of BPOMS.

James Cortens

We have an employment agreement with James Cortens, dated July 29, 2005. The employment agreement provides that Mr. Cortens will serve as BPOMS' President and Secretary for an initial two and one-half year term. The employment agreement includes the following provisions:

•	Initial base salary of not less than $200,000, subject to annual review and increase in the discretion of BPOMS' board of directors. The board set 2005-2006 base salary for Mr. Cortens at $225,000.

•	For the period through December 31, 2006 Mr. Cortens waived receipt of his compensation.

•	Annual bonus in an amount, if any, as determined by the board based on the achievement of BPOMS and individual performance goals as established by the board.

•	Participation in BPOMS' employee welfare, pension and benefit plans as maintained for the benefit of BPOMS' employees.

•	Six weeks of vacation annually.

•
Reimbursement for all business, travel and entertainment expenses incurred prior to, on or after July 29, 2005, with respect to the business or prospective business of BPOMS, and including expenses incurred in connection with the formation of the company and the acquisition of ADAPSYS Document Management, Inc. and ADAPSYS Transaction Processing, Inc.

•	Reimbursement of telephone, cell phones, computer usage and Internet access at home for business use, as well as a monthly car allowance of $750.00 per month.

Upon execution of the employment agreements, Mr. Dolan was granted an option to purchase 500,000 shares of BPOMS' common stock, vesting 25% per year. In the event of a change of control, or if the officer's employment is terminated by BPOMS without cause, or by the officer for good reason, as defined in the agreements, then BPOMS will:

•
Pay a lump sum equal to the sum of all accrued and unpaid base salary and vacation pay through the date of termination, and if no change of control has occurred, the officer's base salary for the remainder of the employment period and two times the highest annual bonus paid for any fiscal year, and if no annual bonus has been paid, then two times the minimum annual bonus;

•
Continue to provide the officer and his eligible spouse and dependents the various medical and life insurance provided for in the agreement or economic equivalent as if he had remained employed through the employment agreement term; and

•	The officer's unvested stock options will become immediately 100% vested.

If BPOMS terminates the officer's employment for cause or the officer terminates his employment without good reason, then BPOMS will:

•	Pay a lump sum equal to all accrued and unpaid base salary and vacation pay through the date of termination; and

•	Have no further obligation to the officer except for the benefits provided under any stock option grants and any other agreements, plans or programs of BPOMS.

In 2006 Mr. Dolans and Mr. Cortens were awarded 181,150 and 163,035 shares respectively of BPOMS' Series A Convertible Preferred Stock.

Koushik Dutta

We have an employment agreement with Koushik Dutta, dated December 13, 2006. The employment agreement provides that Mr. Dutta will serve as BPOMS' Chief Technology Officer for an initial two year term. The employment agreement includes the following provisions:

•
Initial base salary of not less than $140,000, subject to a one-time increase by an amount equal to 15% of the then current base salary upon the occurrence of two consecutive fiscal quarters of positive EBITDA by the Company, as determined by the Company.

•	Annual bonus equal to 50% of the then current base salary, as determined by the board based on the achievement of BPOMS and individual performance goals as established by the board.

•	Participation in BPOMS' employee welfare, pension and benefit plans as maintained for the benefit of BPOMS' employees.

•
Four weeks of vacation annually; up to three weeks of unused vacation shall be carried over to the next following fiscal year and no vacation shall accrue if Mr. Dutta has accrued but unused vacation in excess of five weeks

•	Reimbursement for all business, travel and entertainment expenses.

•	Reimbursement of cell phone, computer usage and Internet access at home for business use, as well as a monthly car allowance of $600.00 per month.

Upon execution of the employment agreements, Mr. Dutta was granted an incentive option to purchase 75,000 shares of BPOMS' common stock, vesting 25% per six months. In the event of a change of control, or if the officer's employment is terminated by BPOMS without cause, or by the officer for good reason, as defined in the agreement, then BPOMS will:

•
Pay a lump sum equal to the sum of all accrued and unpaid base salary and vacation pay through the date of termination, and if no change of control has occurred, the officer's base salary for six month period payable in semi-monthly installments; and

•	The officer's unvested stock options will become immediately 100% vested.

If BPOMS terminates the officer's employment for cause or the officer terminates his employment without good reason, then BPOMS will:

•	Pay a lump sum equal to all accrued and unpaid base salary and vacation pay through the date of termination; and

•	Have no further obligation to the officer except for the benefits provided under any stock option grants and any other agreements, plans or programs of BPOMS.

For purposes of the above employment agreements, termination for "cause" means the employee's willful gross misconduct or conviction of a felony that, in either case, results in material and demonstrable damage to the business or reputation of BPOMS, or the willful and continued failure to perform his duties (subject to a 20-business day cure period), within twenty business days after BPOMS delivers to him a written demand for performance that specifically identifies the actions to be performed. Termination for "good reason" means, subject to a ten-business day cure period,

•	the assignment to the employee of duties inconsistent with this Agreement or a change in his titles or authority;

•	any failure by BPOMS to comply with sections of the agreement regarding compensation and benefits in any material way;

•	the requirement of the employee to relocate to locations other than Orange County, California;

•	the failure of BPOMS to comply with and satisfy its obligations regarding any successor to its business and/or assets;

•	any material breach of the agreement by BPOMS; or

•	a change in control of BPOMS.

A change in control under the agreements is the acquisition of BPOMS by another entity by means of any transaction or series of related transactions (including, without limitation, any stock acquisition, reorganization, merger or consolidation) other than a transaction or series of transactions in which the holders of the voting securities of BPOMS outstanding immediately prior to the transaction continue to retain (either by such voting securities remaining outstanding or by such voting securities being converted into voting securities of the surviving entity), as a result of shares in BPOMS held by those holders prior to those transactions, at least fifty percent (50%) of the total voting power represented by the voting securities of BPOMS or the surviving entity outstanding immediately after the transaction or series of transactions, or sale of 80% or more of the assets of BPOMS.

Bruce Nelson

On March 24, 2006, we entered into an employment agreement with Mr. Bruce Nelson, our Chief Financial Officer and then Secretary. The employment agreement superseded and made void a retention agreement that we had entered into with Mr. Nelson in June 2005 on the same terms as the retention agreement described above. The employment agreement provides for an annual base salary of $127,000 per year, or such greater amount as may be established by our compensation committee, plus additional incentive cash compensation as follows:

(a)    A bonus payment equal to three months’ salary, payable on the date of execution of the agreement, March 24, 2006;

(b)    A bonus payment equal to three months’ salary, payable at the earlier of five days after we close the sale of any of our three remaining business units or April 21, 2006;

(c)    A bonus payment equal to three months’ salary at the earlier of five days after we enter into a definitive agreement providing for a change in control transaction, which is defined as the merger of our company (or a subsidiary of ours) with any other company in which our stockholders immediately prior to the merger will (by virtue of the ownership of our stock) own less than 50% of the outstanding voting securities of the surviving entity (or parent thereof) immediately after the merger, five days after we deregister our securities under the Exchange Act, or July 31, 2006; and

(d)    A bonus payment equal to three months’ salary plus an additional $20,000at the earlier of the completion of the sale of all three remaining business units, the closing of a change of control transaction, resignation of two or more members of our board of directors, including at least one of the independent members, or November 18, 2006.

The foregoing not withstanding, if Mr. Nelson’s employment is terminated for “good cause” or if he resigns without “good reason,” Mr. Nelson shall not be entitled to receive any bonus payable after the effective date of such termination. If we terminate Mr. Nelson’s employment without “good cause” or if Mr. Nelson dies or resigns for “good reason,” then any unpaid bonus amounts will become immediately due and payable. The third and fourth bonus payments described above are to be placed into escrow and released to Mr. Nelson or his estate upon satisfaction of the conditions described above, or released back to us if Mr. Nelson's employment is terminated for “good cause” or without “good reason” prior to the relevant payment date.

“Good cause” for us to terminate the agreement includes Mr. Nelson’s material breach of the agreement, conviction of a crime involving moral turpitude or imprisonment, failure to cure within ten days after receiving a written notice regarding his continuing repeated failure or refusal to perform his material and lawful duties required by the agreement or regarding his gross negligence, insubordination, disloyalty or other material misconduct.

“Good reason” for Mr. Nelson to terminate the agreement includes a reduction from Mr. Nelson’s title as Chief Financial Officer, or our material breach of the agreement or failure to provide Mr. Nelson with adequate staff or continued benefits.

The agreement also provides that Mr. Nelson is entitled to three weeks of paid vacation each year and standard employee medical and hospital insurance. If Mr. Nelson's employment terminates other than for “good cause” or without “good reason,” then Mr. Nelson or his estate will be entitled to receive $500 per month until the earlier of six months from the date of termination or November 18, 2006.

The agreement contains restrictions on Mr. Nelson's disclosure and use of confidential company information and property and an assignment to us of intellectual property rights relating to Mr. Nelson's activities at our company.

Upon consummation of the Merger, Mr. Nelson’s employment agreement terminated. Mr. Nelson did not have an employment agreement with BPOMS. On January 29, 2007, Mr. Nelson resigned from his position as our chief financial officer.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

General

As of March 1, 2007, 8,619,400 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

•	each of our directors;
•	each of our current named executive officers listed in the summary compensation table;
•	all of our directors and executive officers as a group; and
•	each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Class of Common Stock
Patrick A Dolan	4,631,210	(1)	45.1%
James Cortens	2,997,062	(2)	32.0%
Don West	1,925,308	(3)	20.2%
Brian Meyer	867,513	(4)	9.5%

All directors and executive officers as a group (2 persons)	5,253,350	(5)	69.4%

(1)
Includes 2,989,975 shares of common stock, 999,152 shares of Series A convertible preferred stock, 507,220 shares of common stock underlying warrants and 135,863 shares of common stock underlying options; excludes 833,333 shares of Series C nonconvertible preferred stock.

(2)
Includes 2,264,375 shares of common stock, 574,964 shares of Series A convertible preferred stock, 67,148 shares of common stock underlying warrants and 90,575 shares of common stock underlying options; excludes 83,333 shares of Series C nonconvertible preferred stock.

(3)
Includes 565,458 shares of common stock held by Don West, 313,480 shares of common stock held by his wife Sharon West and 133,153 shares of common held stock by West LTP Trust; 461,148 shares of Series B convertible preferred stock held by Don West, 313,480 shares of Series B convertible preferred stock held by Sharon West and 133,153 shares of Series B convertible preferred stock held by West LTP Trust; and 5,435 shares of common stock underlying warrants held by Don West. The address of Mr. West is 1800-181 Bay Street, Toronto, Ontario, M5J 2T9.

(4)
Includes 166,400 shares of common stock held by Brian Meyer and 169,102 shares of common stock held by his wife Lynne Meyer; 270,710 shares of Series B convertible preferred stock held by Brian Meyer and 169,102 shares of Series B convertible preferred stock held by his wife Lynne Meyer, 5,435 shares of common stock underlying warrants held by Brian Meyer and 86,765 shares of common stock underlying options held by Brian Meyer.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006. The existing equity compensation plans include our BPO Management Services, Inc. Stock Option Plan (“BPOMS Plan”), 1996 Stock Option Plan, 1997 Stock Plan, 1998 Stock Option Plan, 2000 Stock Option Plan, and 2003 Stock Option Plan (together “the option plans”).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants (1)	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	3,658,000
Equity compensation plans not approved by security holders(2)	2,154,674	$0.1296	-
Total	2,154,674	$0.1296	3,658,000

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.
(2)	Represents options and warrants outstanding under equity compensation plans not approved by security holders.

Options outstanding under equity compensation plans that were not approved by security holders at December 31, 2006, were 1,970,321 at a weighted average exercise price per share of $0.06.

Warrants outstanding under equity compensation plans that were not approved by security holders at December 31, 2006, were 184,353 at a weighted average exercise price per share of $0.90 issued as consideration for finder’s fees, business advisory services and investor relations.

There were no options outstanding under equity compensation plans approved by security holders at December 31, 2006 (see Note 6 “Stockholders’ Equity” of Notes to Consolidated Financial Statements included in this report for further information regarding the option plans).

The option plans permit grants of both incentive stock options and non-qualified stock options. Options under all plans generally vest over four years, though the vesting periods may vary from person to person, and are exercisable subject to continued service and other conditions.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On August 18, 2006, BPOMS entered into a bridge loan agreement with Patrick Dolan and James Cortens. Pursuant to the bridge loan agreement, Messrs. Dolan and Cortens and/or their assigns may, in their discretion, provide personal guarantees for a portion of or all of a bridge loan of up to $3,000,000 that may be arranged in favor of BPOMS. The guarantees would be subject to the bridge loan meeting the conditions specified in the bridge loan agreement, which include but are not limited to the granting of a first lien on all the assets of BPOMS.

Under the terms of the bridge loan agreement, if the bridge loan and personal guarantees are made, then Messrs. Dolan and Cortens and/or their assigns will receive a seven-year warrant to purchase a number of shares of common stock of BPOMS (or, if the merger has occurred, of netGuru) equal to one-third of the amount drawn on the bridge loan, at an exercise price of $0.03 per share (subject to adjustment for the merger exchange ratio, stock splits and the like). In addition, BPOMS will pay to Messrs. Dolan and Cortens and/or their assigns a cash fee of 3% of the amount that is drawn on the bridge loan and interest on the outstanding loan amount at an annual rate of 9%.

On August 25, 2006, September 21, 2006, October 10, 2006 and December 14, 2006, bridge loans in the aggregate principal amount of $2,100,000 were made to BPOMS by a limited liability company controlled by Mr. Dolan and personally guaranteed by Mr. Dolan. In accordance with the terms of the bridge loan agreement, Mr. Dolan received warrants to purchase up to an aggregate of 507,222 shares of BPOMS common stock and is entitled to a $63,000 cash fee, of which $21,000 has been paid and $42,000 has been accrued.

On September 11, 2006, December 14, 2006, and December 20, 2006, Mr. Cortens made to BPOMS bridge loans in the aggregate amount of $240,000. In accordance with the terms of the bridge loan agreement, Mr. Cortens received warrants to purchase up to 67,149 shares of BPOMS common stock and is entitled to a $7,200 cash fee, all of which has been accrued.

The value of the warrants issued to Messrs. Dolan and Cortens was determined using the Black-Scholes-Merton option pricing model and recorded as a discount to the bridge loan. The discount is being amortized to interest expense over the term of the bridge loan, which the Company expects to be paid off by the end of April 2007. At December 31, 2006, the unamortized balance in loan discount was $115,465.

The bridge loan agreement also provides that if BPOMS requires additional equity in order to meet the condition under the merger agreement that BPOMS have at least $1,500,000 in capital surplus immediately prior to the closing of the merger, then Messrs. Dolan and Cortens and/or their assigns have the right, but not the obligation, to purchase shares of Series C of BPOMS (or, if the merger has occurred, of netGuru). The purchase price would equal the amount of additional equity required to meet the $1,500,000 capital surplus requirement. The number of shares of Series C issued for such purchase price would be equal to the purchase price divided by 50% of the value of the BPOMS common stock (or, if the merger has occurred, the market value of the netGuru common stock). On December 15, 2006, upon successful completion of the merger of BPOMS with netGuru, Messrs. Dolan and Cortens elected to convert $1,540,000 of the bridge loan into 916,667 shares of Series C non-convertible preferred stock. See note 6 of the Notes to Condensed Consolidated Financial Statements. At December 31, 2006, the balance owed on the bridge loan was $800,000.

The bridge loan agreement provides that if a bridge loan is outstanding, BPOMS will not prepay any other debt of the company, other than a stockholder loan, trade payables, the existing operating capital line of credit and other specified loans and leases. In addition, BPOMS has agreed that 25% of the net proceeds from any debt or equity financing transactions will be applied to the balance of any stockholder loan and then to the balance of the bridge loan.

Discuss employment agreements, if any, with executives and significant employees.

We are a party to director and executive officer compensation arrangements, employment, change in control and retention agreements with related parties, as more particularly described in Item 10 of this report.

ITEM 13.	EXHIBITS.

Exhibit Number	Description
2.1	Stock Purchase Agreement dated March 27, 2000 between the registrant, Allegria Software, Inc. and GRAL, Inc. (1)

2.2	Stock Purchase Agreement dated September 22, 2006, between the Registrant and Sellers of Novus Imaging Solutions, Inc. (*)

2.3	Stock Purchase Agreement dated December 30, 2005, between the Registrant and Sellers of Digica, Inc. (*)

3.1	Second Restated Certificate of Incorporation of NGRU, as filed with the Secretary of State of the State of Delaware on December 14, 2006 (3)

3.2	Bylaws of the registrant (2)

3.3	Action With Respect To Bylaws, as certified by the registrant’s Secretary on October 22, 2004 (4)

3.4	Certificate of Merger, as filed with the Secretary of State of the State of Delaware on December 15, 2006 (3)

3.5	Certificate of Amendment ot Articles of Incorporation, as filed with the Secretary of State of the State of Delaware on December 15, 2006 (3)

10.1	Outsourcing Services Agreement, dated December 15, 2006, vetween DFH and the registrant (3)

10.2	Value-Added Reseller Agreement between REL and Web4

10.3	Transition Agreement, dated December 15, 2006, between DFH and BPOMS/HRO, Inc.

10.4	Promissory Note, dated December 15, 2006, between DFH and the registrant (3)

10.5	Common Stock Purchase Warrant dated December 13, 2002 issued by the registrant in favor of Laurus Master Fund, Ltd. (5)

10.6	Common Stock Purchase Warrant dated July 31, 2003 issued by the registrant in favor of Laurus Master Fund, Ltd. (6)

Exhibit Number	Description
10.7	Common Stock Purchase Warrant dated December 23, 2004 issued by the registrant in favor of Laurus Master fund, Ltd. (7)

10.8	Research Engineers, Inc. 1997 Stock Option Plan (8) (#)

10.9	Research Engineers, Inc. 1998 Stock Option Plan (9) (#)

10.10	netGuru, Inc. 2000 Stock Option Plan (8) (#)

10.11	netGuru, Inc. 2003 Stock Option Plan (10) (#)

10.12	Employment Agreement dated June 1, 2001, by and between the registrant and Amrit K. Das (11) (#)

10.13	Description of Salary and Bonus Programs for Executive Officers for Fiscal Year 2006 (12) (#)

10.14	Description of Non-Employee Director Regular Compensation (#)

10.15	Form of Change in Control and Executive Retention Agreement approved effective as of June 1, 2005 between netGuru, Inc. and each of Amrit K Das, Santanu Das, Clara Young and Bruce K. Nelson (12) (#)

Exhibit Number	Description
10.16	Summary of special compensation approved August 31, 2005 for executive officers and special committee members. (13) (#)

10.17	Employment Agreement dated March 24, 2006 by and between the registrant and Bruce K. Nelson (14) (#)

10.18	Employment Agreement dated July 28, 2005 by and between the Registrant and Patrick A. Dolan (*)

10.19	Employment Agreement dated July 28, 2005 by and between the Registrant and James Cortens (*)

10.20	Employment Agreement dated October 2, 2006 by and between the Registrant and James Buchanan (*)

10.21	Employment Agreement dated December 13, 2006 by and between the Registrant and Koushick Dutta (*)

10.22	Letter of Agreement Dated January 19, 2007 to Extend Purchase Payment for the Purchase of Novus Imaging Solutions, Inc. (*)

10.23	Letter of Agreement Dated February 28, 2007 to Extend Purchase Payment for the Purchase of Novus Imaging Solutions, Inc. (*)

21	Subsidiaries of the registrant

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(#)	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

*	Filed herewith.

(1)	Filed as an exhibit to the registrant’s Form 10-KSB for March 31, 2000 that was filed with the SEC on June 26, 2000 (File No. 0-28560), and incorporated herein by reference.

(2)
Filed as an exhibit to the registrant’s registration statement on Form SB-2 dated May 21, 1996 or amendment thereto dated June 14, 1996 (Registration No. 333-4844-LA), and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant's Current-Report on form 8-K for December 15, 2006 that was filed with the SEC on December 22, 2006.

(4)	Filed as an exhibit to the registrant’s Form 8-K for October 29, 2004 that was filed with the SEC on October 29, 2004 (File No. 0-28560), and incorporated herein by reference

(5)	Filed as an exhibit to the registrant’s Form 8-K for December 5, 2002 that was filed with the SEC on December 20, 2002 (File No. 0-28560 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s Form 8-K for July 25, 2003 that was filed with the SEC on August 7, 2003 (File No. 0-28560), and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s Form 8-K for December 23, 2004 that was filed with the SEC on December 30, 2004 (File No. 0-28560), and incorporated herein by reference.

(8)	Filed as an exhibit to the registrant’s registration statement on Form S-8 (Registration No. 333-84184) that was filed with the SEC on March 12, 2002, and incorporated herein by reference.

(9)
Filed as an exhibit to the registrant’s proxy statement that was filed with the SEC pursuant to Section 14 (a) of the Securities Act on November 12, 1998 (File No. 0-28560), and incorporated herein by reference.

(10)
Filed as an exhibit to the registrant’s Definitive Proxy Statement that was filed with the SEC pursuant to Section 14 (a) of the Securities Act on October 14, 2003 (File No. 0-28560), and incorporated herein by reference.

(11)	Filed as an exhibit to the registrant’s Form 10-KSB for March 31, 2001 that was filed with the SEC on July 13, 2001 (File No. 0-28560), and incorporated herein by reference.

(12)	Filed as an exhibit to the registrant’s current report on Form 8-K for June 7, 2005 that was filed with the SEC on June 7, 2005 (File No. 0-28560), and incorporated herein by reference.

(13)	Filed as an exhibit to the registrant’s current report on Form 8-K for August 31, 2005 that was filed with the SEC on September 6, 2005 (File No. 0-25860), and incorporated herein by reference.

(24)	Filed as an exhibit to the registrants current report on Form 8-K for March 24, 2006 that was filed with the SEC on March 30, 2006 (File No. 0-25860), and incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Kelly & Company (“Kelly & Co”) for the years ended December 31, 2006 and 2005:

	2006	2005
Audit Fees (1)	$175,000	$100,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$175,0000	$100,000

(1)
Audit Fees: Includes fees for professional services performed by Kelly & Co in fiscal 2006, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-3 or Form S-8.

(2)	Audit-Related Fees: Kelly & Co did not provide any audit-related services.
(3)
Tax Fees: Kelly & Co did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from “Audit-Related” items.

(4)	All Other Fees: Kelly & Co did not provide other permissible work for us that does not meet the above category descriptions.

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

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

1. Report of Independent Registered Public Accounting Firm	F-2

2. Consolidated Financial Statements: Consolidated Balance Sheet as of December 31, 2006	F-3

Consolidated Statements of Operations for the year ended December 31, 2006 and for the period July 26, 2005 (inception) to December 31, 2005	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the year ended December 31, 2006 and for the period July 26, 2005 (inception) to December 31, 2005	F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2006 and for the period July 26, 2005 (inception) to December 31, 2005	F-7

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
BPO Management Services, Inc.

We have audited the accompanying consolidated balance sheet of BPO Management Services, Inc. (a Delaware corporation) as of December 31, 2006 and the related consolidated statements of operations and cash flows for the year ended December 31, 2006 and for the period from July 26, 2005 (inception), to December 31, 2006, and the consolidated statement of stockholders' equity for the period from July 26, 2005 (inception), to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the two years then ended and for the period from July 26, 2005 (inception), to December 31, 2006, and the statement of stockholders' equity for the period from July 26, 2005 (inception), to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses for the year ended December 31, 2006 of $(4,629,006) and for the period from July 26, 2005 (inception) to December 31, 2005 of $(800,520). Despite its negative cash flows from operations of $(1,967,653) for the year ended December 31, 2006 and $(49,536) for the period from July 26, 2005 (inception) to December 31, 2005, the Company has been able to obtain operating capital through private equity funding sources. Management's plans, which are described in Note 15 to the financial statements, include the continued development and eventual implementation of its business plan. The Company has relied upon private equity funding since inception. No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's common stock and borrowing or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Kelly & Company
Costa Mesa, California
April 16, 2007

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2006
Assets

Current assets:
Cash and cash equivalents	$706,197
Accounts receivable (net of allowance for doubtful accounts of $96,351)	743,114
Inventory (net of reserves of $0)	37,960
Income taxes receivable	250,000
Deposits	26,821
Prepaid expenses and other current assets	96,344
Total current assets	1,860,436
Property, plant and equipment, net (Note 3)	509,929
Goodwill	3,532,955
Intangible assets (net of amortization of $76,957)	1,114,698
Other assets	146,722
Total assets	$7,164,740
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt, net of discount of $0	$325,645
Current portion of capital lease obligations	170,976
Accounts payable	1,381,243
Accrued expenses	725,935
Purchase price payable- short-term (Note 2)	977,473
Deferred revenues	334,672
Related party note payable (Note 7)	809,535
Severance obligations payable (Note 5)	543,291
Other current liabilities	25,492
Total current liabilities	5,294,262
Long-term debt , net of current portion	46,402
Capital lease obligations, net of current portion	10,328
Purchase price payable-long-term (Note 2)	179,579
Other long-term liabilities	33,115
Total liabilities	5,923,476
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock A, par value $.01; authorized 1,608,612 shares; 1,574,116 shares issued and outstanding	15,741
Convertible preferred stock B, par value $.01; authorized 1,449,204 shares; 1,449,200 shares issued and outstanding	14,492
Non-convertible preferred stock C, par value $.01; authorized 21,738,000 shares; 916,667 shares issued and outstanding	9,167
Common stock, par value $.01; authorized 150,000,000 shares; 8,619,400 shares issued and outstanding	86,194
Additional paid-in capital	4,993,734
Accumulated deficit	(3,417,600)
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	(100,674)
Total stockholders’ equity	1,601,054
$7,164,740

See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended	From July 26 to
	December 31,	December 31,
	2006	2005

Net revenues:
ECM	$2,713,769	$2,321,834
ITO	1,833,052	-
HRO	164,318	25,700
Total net revenues	4,711,139	2,347,534
Operating expenses:
Cost of services	1,523,983	887,456
Selling, general and administrative	5,737,334	1,230,011
Research and development	19,491	-
Change in estimated severance liability	(223,726)	1,014,281
Share-based compensation	115,694	24,415

Total operating expenses	7,172,777	3,156,163

Operating loss	(2,461,638)	(808,629)

Other (expense) income:
Interest (expense) income, net	(166,174)	7,210
Other	10,732	899

Total other (expense) income	(155,442)	8,109

Loss from operations before income taxes	(2,617,080)	(800,520)
Income tax expense	-	-

Net loss	$(2,617,080)	$(800,520)

Basic and diluted loss per common share:
Net loss per common share	$(0.31)	$(0.12)

Weighted average shares used in computing:
Basic and diluted loss per common share	8,496,119	6,682,788

See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
for the period July 26, 2005 to December 31, 2006

	Preferred Series A		Preferred Series B		Preferred Series C		Common stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Total comprehensive loss
Balance, July 26, 2005	—	$—	—	$—	—	$—	—	$—

Initial shares issued for cash	1,086,900	10,869	—	—	—	—	5,253,350	52,534	1,436,597	—	—	1,500,000	—

Acquisition of ADAPSYS entities	—	—	1,449,200	14,492	—	—	1,449,200	14,492	604,596	—	—	633,580	—

Acquisition of HRO	—	—	—	—	—	—	126,805	1,268	26,451	—	—	27,719	—

Amortization of share-based compensation	—	—	—	—	—	—	—	—	24,415	—	—	24,415	—

Stock warrants issued	—	—	—	—	—	—	—	—	25,570	—	—	25,570	—

Net loss	—	—	—	—	—	—	—	—	—	(800,520)	—	(800,520)	$(800,520)

Foreign currency translation	—	—	—	—	—	—	—	—	—	—	8,294	8,294	8,294

Comprehensive loss-July 26, to December 31, 2005	—	—	—	—	—	—	—	—	—	(800,520)	8,294		$(792,226)

Balance, December 31, 2005	1,086,900	$10,869	$1,449,200	$14,492	$—	$—	$6,829,355	$68,294	$2,117,629	$(800,520)	$8,294	$1,419,058

(Continued on the following page)
See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
for the period July 26, 2005 to December 31, 2006

	Preferred Series A		Preferred Series B		Preferred Series C		Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Total comprehensive (loss)
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value
Amortization of share-based compensation	—	—	—	—	—	—	—	—	103,819	—	—	103,819	—

Acquisition of Digica	—	—	—	—	—	—	362,300	3,623	75,574	—	—	79,197	—

Acquisition of Novus	—	—	—	—	—	—	144,920	1,449	3,551	—	—	5,000	—

Share-based compensation	344,185	3,442	—	—	—	—	—	—	8,433	—	—	11,875	—

Stock dividend	143,031	1,430	—	—	—	—	—	—	(1,430)	—	—	—	—

Conversion of officers’ loans	—	—	—	—	916,667	9,167	—	—	1,530,833	—	—	1,540,000	—

Reverse merger with netGuru	—	—	—	—	—	—	1,282,820	12,828	879,687	—	—	892,515	—

Stock purchase warrants issued	—	—	—	—	—	—	—	—	275,638	—	—	275,638	—

Net loss	—	—	—	—	—	—	—	—	—	(2,617,080)	—	(2,617,080)	$(2,617,080)

Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(108,968)	(108,968)	(108,968)

Comprehensive loss for the year ended December 31, 2006							—	—	—	(2,617,080)	(108,968)		$(2,726,048)

Balance, December 31, 2006	1,574,116	$15,741	1,449,200	$14,492	916,667	$9,167	8,619,395	$86,194	$4,993,734	$(3,417,600)	$(100,674)	$1,601,054

(continued on the following page)
See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended	July 26, 2005 to
	December 31,	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,617,080)	$(800,520)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	160,720	14,233
Recognition of acquired customer contract cost	245,265	719,243
Bad debt expense	121,494	-
Compensation expense recognized on issuance of stock and stock options	115,694	49,985
Amortization of discount on loan	38,572	-
Gain on foreign exchange	-	(7,411)
Changes in operating assets and liabilities:
Accounts receivable	191,336	(39,853)
Prepaid expenses and other current assets	(17,910)	-
Other assets	(55,715)	(5,279)
Accounts payable and accrued expenses	270,997	192,819
Change in severance liability	(484,464)	(68,768)
Other current liabilities	10,391	-
Deferred revenues	111,165	(103,985)
Deferred gain on sale-leaseback	(49,196)	-
Net cash used in operating activities	(1,958,731)	(49,536)
Cash flows from investing activities:
Purchase of property, plant and equipment	(69,831)	(7,839)
Purchase of customer lists	-	(220,702)
Cost of investment held-for-sale - sold	-	124,663
Cash from acquired companies, net of acquisition costs paid	2,394,657	-
Cash paid for acquisition, net of cash acquired	-	(111,321)

Net cash provided by (used in) investing activities	2,324,826	(215,199)
Cash flows from financing activities:
Proceeds from issuance of preferred and common stock	-	1,500,000
Payment on note payable	-	(3,096)
Proceeds from bank debt	287,112	-
Repayment of bank debt	(1,286)
Payment of capital lease obligations	(19,778)	-
Proceeds from stockholder loans	2,340,000	-
Cash distribution to shareholders	(3,502,098)	-
Net cash (used in) provided by financing activities	(896,050)	1,496,904
Effect of exchange rate changes on cash and cash equivalents	3,983	-
Net cash (used in) provided by operations	(525,972)	1,232,169
Cash and cash equivalents, beginning of period	1,232,169	-
Cash and cash equivalents, end of period	$706,197	$1,232,169

(continued on the following page)

Consolidated Statements of Cash Flows (Continuation)

	Year Ended	July 26, 2005 to
	December 31,	December 31,
	2006	2005

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$43,618	$4,145
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrants	$275,638	$25,570
Issuance of Preferred A shares as compensation to officers	$11,875	$-
Issuance of preferred A shares stock dividend	$1,430	$-
Issuance of preferred C shares in partial conversion of bridge loans	$1,540,000	$-
Acquisition of equipment under capital lease	$16,804	$-
Acquisition of companies:
Net assets acquired	$8,110,117	$2,432,119
Net liabilities assumed	$4,995,585	$1,687,218
Note issued toward consideration	$1,157,052	$-
Common stock issued toward consideration	$84,197	$316,790
Preferred stock issued toward consideration	$-	$316,790

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

BPO Management Services, Inc. was incorporated in 1981 in the state of New Jersey and reincorporated in the state of Delaware in 1996 under the name Research Engineers, Inc. Effective February 18, 2000, the Company’s name was changed to netGuru.com and effective February 25, 2000, to netGuru, Inc. On December 15, 2006, netGuru acquired the privately held BPO Management Services, Inc. (“Former BPOMS”) in a reverse merger and changed its name to BPO Management Services, Inc., also referred to as the “Company” or “BPOMS” throughout this document. BPOMS is a provider of business process outsourcing services providing enterprise content management (“ECM”) services, information technology outsourcing (“ITO”) services and human resource outsourcing (“HRO”) services to middle market enterprises located primarily in Canada and in the United States.

For accounting purposes, the acquisition has been treated as a recapitalization of Former BPOMS with Former BPOMS as the acquirer. The historical financial statements prior to December 15, 2006, are those of the Former BPOMS. Since the Former BPOMS began operations on July 26, 2005, pro forma information giving effect to the acquisition, as if the acquisition took place January 1, 2005, is not practicable and therefore not presented. Loss per share for the period July 26, 2005 to December 31, 2005 (“Prior Period 2005”) and all share-related data have been presented giving effect to the recapitalization resulting from the reverse merger.

Principles of Consolidation

The consolidated financial statements include the accounts of BPOMS and its wholly-owned subsidiaries. All significant transactions among the consolidated entities have been eliminated upon consolidation. Each of the following entities is included in consolidation beginning with the respective date of acquisition.

Inception/Acquisition Date

BPO Management Services, Inc.	Inception date: July 26, 2005
Adapsys Document Management LP	July 29, 2005
Adapsys LP	July 29, 2005

Digica, Inc.	January 1, 2006
Novus Imaging Solutions, Inc.	September 30,2006
netGuru, Inc.	December 15, 2006

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

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

The financial statements include certain amounts that are based on management's best estimates and judgments. The most significant estimates are: allocation of the purchase price in business combinations and the related valuation of identifiable intangible assets and the determination of their useful lives, valuation of goodwill arising from a business combination, allowance for uncollectible accounts receivable, estimation of useful lives of fixed assets, test for impairment of goodwill, estimation of the severance liability, valuation of stock options and warrants issued, allocation of equity unit purchase price between preferred and common share and the determination of the valuation reserves on the United States and Canadian income tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value Of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At December 31, 2006, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations approximated their fair value, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date.

Foreign Currency Translation

The financial condition and results of operations of the Company’s foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at the fiscal year-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective fiscal years. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive (loss) in the consolidated statements of stockholders’ equity and comprehensive loss. Gains and losses resulting from foreign currency transactions are included in operations and are not material for fiscal 2006 and for the Prior Period 2005.

Cash and Cash Equivalents

The Company considers all liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances at financial institutions that management believes possess high-credit quality.  As of December 31, 2006, the Company's cash and cash equivalents were deposited primarily in six financial institutions. Although a portion of the related cash balances are federally insured, the Company maintains amounts on deposit in excess of federally insured limits.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

Computer equipment	2-5 years
Computer software	2-3 years
Office equipment and furniture	3-10 years

Assets subject to capital lease agreements and leasehold improvements are amortized over the lesser of the life of the asset or the term of the lease.

Goodwill

The Company, upon its inception, adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption.

The Company is required to perform reviews for impairment annually, or more frequently when events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The evaluation of goodwill impairment involves assumptions about the fair values of assets and liabilities of each reporting unit. If these assumptions are materially different from actual outcomes, the carrying value of goodwill will be incorrect. In addition, the Company’s results of operations could be materially affected by the write-down of the carrying amount of goodwill to its estimated fair value.

The Company assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and determined that there was no impairment to goodwill. As of December 31, 2006, the Company’ goodwill balance was $3,532,955.

Impairment or Disposal of Long-Lived Assets

The Company accounts for its long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

Revenue Recognition

The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists; (2) delivery of the product or service has been completed and no significant obligations remain; (3) the Company’s price to the buyer is fixed or determinable; and (4) collection is reasonably assured. The Company’s revenues arise from the following segments: ECM solutions including collaborative software products and services and FAO, ITO services and HRO services.

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

In October 1997, the Accounting Standards Executive Committee (“AcSEC”) of the AICPA issued Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” SOP 97-2 distinguishes between significant and insignificant vendor obligations as a basis for recording revenue, with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. The Company determines the fair value of each element in multi-element transactions based on vendor-specific objective evidence (“VSOE”). VSOE for each element is based on the price charged when the same element is sold separately.

In 1998, the AICPA issued SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” which modifies SOP 97-2 to allow for use of the residual method of revenue recognition if certain criteria have been met. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the transaction fee is recognized as revenue.

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

Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to nine months. The Company did not have any fixed price contracts at December 31, 2006. Fees for certain services are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer's fee is determinable. The customer's fee is negotiated at the onset of the arrangement.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

Allowance for Doubtful Accounts Receivable

The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on its analysis of their credit history. The Company reviews its accounts receivable balances and the collectibility of these balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, the Company’s understanding of the general business conditions of its customers and its communications with their customers, the Company estimates the recoverability of these balances. When recoverability is uncertain, the Company records bad debt expenses and increases the allowance for accounts receivable by an amount equal to the amount estimated to be unrecoverable. If the historical data the Company uses to calculate the allowance provided for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected.

Concentration of Risk

The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable balances. Two of the Company’s customers accounted for 15.87% and 10.43%, respectively, of the Company’s consolidated net sales in fiscal 2006.

In Prior Period 2005, one customer accounted for approximately 74% of the Company’s net sales. No other customer accounted for more than 10% of consolidated net sales.

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

Research and Development

The Company’s research and development (“R&D”) costs consist mainly of software developers’ salaries. The Company follows the provisions of SFAS No. 86 to capitalize software development costs when technological feasibility has been established and to stop capitalization when the product is available for general release to customers. The Company expenses development costs when they are related to enhancement of existing software products.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method and/or if converted method based upon the weighted-average fair value of the Company’s common shares during the period. See Note 11 “Loss Per Share” for the computation of EPS.

Comprehensive Income (Loss)

The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires changes in foreign currency translation adjustments, which are reported separately in stockholders’ equity, to be included in other comprehensive income (loss).

Share-Based Compensation

The Company accounts for share-based compensation to employees pursuant to SFAS No.123(R), “Share Based Payment,”which requires that all share-based compensation to employees, including grants of employee stock options, be recognized as expense in the Company’s financial statements based on their respective grant date fair values. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, share based compensation for 2006 has been reduced by estimated forfeitures.

SFAS 123(R) requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes-Merton option pricing model, which incorporates various assumptions including volatility, expected life, expected dividend and interest rates. As a private company, Former BPOMS did not have a history of market prices of its common stock, and as such, the Company used an estimated volatility in accordance with SAB No. 107 “Share Based Payment.” In 2006, the Company used the volatility of the stock price of netGuru, BPOMS’ predecessor company, adjusted to remove the effects of divestitures, cash distributions, and the reverse merger which BPOMS deems not representative of the events that would take place during expected term of the options that were valued. The expected life of awards was based on the simplified method as defined in SAB No. 107. The risk-free interest rate assumption was based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption was based on the company’s history and expectation of not paying any dividends in the foreseeable future. Forfeitures were estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses the straight line amortization model to record expenses under this statement and recognized share-based compensation expense for the stock options granted in 2006 and Prior Period 2005 in the amounts of $103,819 and $24,415, respectively. The Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense if there are any modifications or cancellation of the underlying unvested securities. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

The fair value of the Company’s stock options granted to employees was estimated using the following assumptions:

Expected Dividend yield	—
Expected volatility	125%
Risk-free interest rate	4.6% - 5.03%
Expected option lives (in years)	7.0
Estimated forfeiture rate	7.0%

All share-based compensation expense was recorded in selling, general and administrative expense.

Valuation of the Company’s Common Shares at the Time of Grant

Prior to Merger, the Company granted its common stock as partial consideration for the acquisition of Digica in January 2006 and Novus Imaging Solutions, Inc., in October 2006. The fair values of these grants were determined based on recent sales of the Company’s securities.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

Segment Reporting

The Company applies the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. See Note 10 “Segment and Geographic Data” for a description of and disclosures regarding the Company’s significant reportable segments.

Reclassifications

Certain reclassifications have been made to the fiscal 2005 consolidated financial statements to conform to the fiscal 2006 presentation. The primary reclassifications relate to the presentation of the three business segments and the presentation of share and per share data giving effect to the one-for-fifteen reverse merger.

Impact of Recently Issued Accounting Standards

AccountingChanges and Error Correctionss

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” an amendment to Accounting Principles Bulletin Opinion (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We implemented SFAS No. 154 in fiscal year beginning January 1, 2006. SFAS No. 156 did not have a material impact on our financial position, results of operations or cash flows.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. SFAS No. 155 is effective for us beginning January 1, 2007. We are currently evaluating the impact this new Standard but believe that it will not have a material impact on our financial position, results of operations, or cash flows.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 also describes the manner in which it should be initially applied. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal years beginning after September 15, 2006, and is effective for us beginning January 1, 2007. We do not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us beginning January 1, 2007. We are is currently assessing the potential impact that adoption of FIN 48 will have on our financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 157 will have on our financial position, results of operations or cash flows.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

Effects of Prior Year Misstatements When Quantifying Current Year Misstatements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that adoption of SAB No. 108 will have on our financial position, results of operations or cash flows.

Accounting for Defined Benefit Pension and Other Postretirment Plans

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. SFAS No. 158 will be effective for us beginning January 1, 2007. We are currently assessing the potential impact that adoption of SFAS No. 158 will have on our financial position, results of operations or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to and plan to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. We are currently assessing the impact of the adoption of SFAS 159 on our financial position, results of operations or cash flows.

(2)	BUSINESS COMBINATIONS

In August 2005, the Company completed the purchase of all the voting equity interest of ADAPSYS Transaction Processing, Inc. and ADAPSYS Document Management, Inc., (the "Adapsys entities"), privately held providers of data and document management solutions by acquiring all of their outstanding capital stock for a total purchase price of $1,319,048. The Adapsys entities' results of operations have been included in the consolidated financial statements since the date of acquisition. In addition to adding the Adapsys data and document management solutions capability with its long term Canada-based customer relationships, this acquisition enabled the company to offer a high quality, cost-effective service utilizing its near shore delivery model to its US customers.

The purchase price consisted of cash in the amount of $659,899 and preferred stock, common stock and options valued at $659,149. The value of the 2 million shares of preferred Series B stock, 2 million shares of common stock and options to purchase 168,000 common shares issued all at fair value based on the cash price paid for a comparable number of shares of Company's common stock at formation in July 2005.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

The following table presents the allocation of the acquisition price, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values as of the date of acquisition:

Cash and cash equivalents	574,147
Accounts receivable	454,931
Acquired contract	964,508
Other current assets	424
Property, plant and equipment	60,888
Other assets	125,297
Goodwill	826,071
Total assets acquired	3,006,266
Note payable to bank	79,011
Accounts payable and other accrued liabilities	525,158
Estimated termination liability	1,083,049
Total liabilities assumed	1,687,218
Net assets acquired	1,319,048

Customer contract at December 31, 2005, represents the unrealized portion of the purchase price allocated to the customer contract. This customer contract had 6.5 months remaining when it was acquired in August 2005 and expired in February 2006. Under this agreement, the Company determined the fair value of the customer contract based upon an income approach in which an estimated gross profit margin of 60% was utilized. The gross profit estimate was based on the SIC average computer service industry gross profit margins over a 5 year period. During Prior Period 2005, the Company expensed $719,243 of this amount based on the actual revenue recognized on the contract during the period.

The purchase price and costs associated with the Adapsys entities acquisition exceeded the Company's allocation of the fair value of net assets acquired by $826,071, which was assigned to goodwill. The $826,071 of goodwill is not expected to be deductible for United States income tax, state income tax or Canadian income tax purposes.

In January 2006, the Company completed its acquisition of all of the outstanding equity interests of Digica, Inc. (“Digica”), a privately-held provider of information technology outsourcing services based in Branchburg, New Jersey. Under the terms of the purchase agreement, the Company paid $400,000 in cash and issued 362,300 shares of the Company’s common stock in exchange for all outstanding equity of Digica.

The fair value of the shares of the Company’s common stock issued in this acquisition was determined using sales of shares of the Company’s common stock and the estimated value of common shares previously issued in other acquisitions. The following table summarizes estimated fair values of the assets acquired and liabilities assumed from Digica at the date of acquisition:

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

Current assets	$210,212
Property, plant and equipment	179,638
Other non current assets	33,115
Goodwill	333,689
Identifiable intangible assets	145,231
Total assets acquired	901,885

Current liabilities	377,659
Other non current liabilities	33,115
Long-term debt	11,914
Total liabilities assumed	422,688
Net assets acquired	$479,197

Acquired identifiable intangible assets in the amount of $145,231 were assigned to customer contracts, with an estimated useful life of three years with no residual value. The purchase price and costs associated with the Digica acquisition exceeded the Company's allocation of the fair value of net assets acquired by $333,689, which was assigned to goodwill. The $333,689 assigned to goodwill is not expected to be deductible for United States income tax purposes.

In October 2006, the Company completed its acquisition of all of the outstanding equity interests of Novus Imaging Solutions (“Novus”), a provider of document imaging, microfilming and records management solutions located in Winnipeg, Canada. As consideration for the acquisition of Novus, the Company agreed to pay the shareholders of Novus, approximately $865,234 in cash, 144,920 shares of BPOMS common stock valued at approximately $5,000. In addition, the sellers of Novus are entitled to an earnout cash payment of approximately $291,819, of which 112,238 is payable within the first 12 months after acquisition and the remainder $179,579 is payable within the second 12 months after acquisition, subject to certain conditions. The following table summarizes estimated fair values of the assets acquired and liabilities assumed from Novus at the date of acquisition:

Current assets	$342,042
Property, plant and equipment	132,710
Goodwill	852,241
Total assets acquired	1,326,993

Current liabilities	102,237
Total liabilities assumed	102,237
Net assets acquired	$1,224,756

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

The purchase price and costs associated with the Novus acquisition exceeded the Company's allocation of the fair value of net assets acquired by $852,241, which was assigned to goodwill. The $4852,241 assigned to goodwill is not expected to be deductible for United States income tax, state income tax or Canadian income tax purposes.

The stock purchase agreement pursuant to which the Company acquired Novus provides for the cash portion of the purchase price to be paid upon the earlier of March 1, 2007 and the closing of a one million dollars investment in the Company by persons other than the Company’s then current shareholders. If the cash portion of the purchase price is not paid when due, then the sellers of Novus will have the right to rescind their sale of Novus to the Company and to purchase for $1.00 from the Company all of the assets and liabilities of ADAPSYS’ Deines business. As of December 31, 2006, the total amount payable to the sellers of Novus was approximately $1,157,052. On February 28, 2007, the sellers agreed to extend the due date of the cash payment to April 30, 2007.

On December 15, 2006, the Company completed a reverse merger with netGuru, in which it exchanged its outstanding common and preferred shares for the outstanding common and preferred shares of netGuru. The Company consolidated netGuru’s two business units, Web4, a provider of document management and enterprise collaboration technology, with the Company’s document management business headquartered in Winnipeg Canada, and netGuru Systems, a provider of contract computer programming staff and solutions to corporate enterprises, with the Company’s Information Technology business headquartered in Branchburg, NJ. The following table summarizes estimated fair values of the assets acquired and liabilities assumed from netGuru at the date of acquisition:

Current assets	$3,278,200
Property, plant and equipment	80,273
Other non current assets	59,706
Identifiable intangible assets	827,172
Goodwill	1,635,888
Total assets acquired	5,881,239

Current liabilities	4,421,464
Other non current liabilities	49,196
Total liabilities assumed	4,470,660
Net assets acquired	$1,410,579

The purchase price includes the value of a 7-year stock purchase warrant that the Company issued as finder’s fee for the transaction. The warrant is exercisable into 47,619 shares of the Company’s common stock and was valued at $119,271 using the Black-Scholes-Merton option pricing model. A value of $827,172 was assigned to the eReview collaborative software technology as an identifiable intangible asset with an estimated useful life of five years and no residual value. Purchase price in excess of the net assets acquired in the amount of $1,635,888 was assigned to goodwill, which is not expected to be deductible for United States income tax, state income tax purposes. The allocation of purchase price is based on preliminary dates and could change when final valuation is determined.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

(3)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, as of December 31, 2006 consisted of the following:

Furniture and fixtures	43,416
Office equipment	530,661
Assets under capital lease	16,804
Leasehold improvements	20,561
611,442
Less accumulated depreciation and amortization	(101,513)
Property, plant and equipment, net	$509,929

The Company acquired the remaining balance of deferred gain on sale and leaseback of a facility on December 15, 2006, along with the acquisition of netGuru, Inc. This deferred gain was recognized in its entirety in December 2006, when the Company terminated the lease and moved its corporate headquarters to a new location.

(4)	DEBT

Long-term debt

Long-term debt, including capital lease obligations, consisted of the following at December 31, 2006:

a. Credit facility from Bank of Nova Scotia, secured by assets of the Company, variable annual interest rate of 7% at December 31, 2006	$256,804
b. Operating line of credit from Bank of Nova Scotia, secured by assets of the Company, variable annual interest rate of 7.25% at December 31, 2006	47,505
c. Loan from Business Development Bank of Canada, expiring May 21, 2010, variable annual interest rate of 11.25% at December 31, 2006	58,754
d. Collateralized loan payable to Chrysler Financial, expiring March 2008, fixed interest rate of 13.9%	8,984
e. Capital lease obligations maturing at dates ranging from November 30, 2009 to December 31, 2011, secured by the leased assets	541,094
Total long-term debt before unamortized discount	913,141

Less: Unamortized discount	-
Long-term debt	913,141
Less: current portion	(418,183)
$494,958

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

a.	Credit facility from Bank of Nova Scotia

Adapsys LP has a credit facility with Bank of Nova Scotia. The credit facility is an operating line of credit with a maximum availability of approximately $258,000, secured by all present and future personal property of the Company and carries an annual interest rate of Canadian prime rate plus 1%, which amounted to 7% at December 31, 2006. The credit facility is subject to two covenants, the borrowing base covenant and the tangible net worth covenant. The borrowing base covenant limits the Company’s operating loans not to exceed the lesser of $258,000 or the operating limit of the borrowing base, defined as an amount equivalent to 75% of the Company’s certain accounts receivables less security interest or charges or specific payables which have or may have priority over the bank’s security. The tangible net worth covenant requires the Company to maintain a tangible net worth in excess of approximately $429,000. Tangible net worth is defined by the bank as stockholders’ equity less amounts due from related parties, investment in affiliates and intangible assets as defined by the bank. At December 31, 2006, the Company was not in compliance with the tangible net worth or the borrowing base covenants, and had an outstanding balance of approximately $ 256,804.

b.	Operating line of credit from Bank of Nova Scotia

Adapsys Document Management LP (“ADM”) has a operating line of credit with the Bank of Nova Scotia. The operating line of credit has a maximum availability of approximately $129,000, secured by all present and future personal property of the Company and carries an annual interest rate of Canadian prime rate plus 1.25% which amounted to 7.25% at December 31, 2006. The operating line is subject to two covenants, the borrowing base covenant and the tangible net worth covenant. The borrowing base covenant limits ADM’s operating loans not to exceed the lesser of $129,000 or the operating limit of the borrowing base, defined as an amount equivalent to 75% of ADM’s certain accounts receivables less security interest or charges or specific payables which have or may have priority over the bank’s security. The tangible net worth covenant requires ADM to maintain a tangible net worth in excess of approximately $129,000. Tangible net worth is defined by the bank as stockholders’ equity less amounts due from related parties, investment in affiliates and intangible assets as defined by the bank. At December 31, 2006, ADM was not in compliance with the tangible net worth covenant but was in compliance with the borrowing base covenant and had an outstanding balance of approximately $47,505 under this operating line.

c.	Term Loan from Business Development Bank of Canada

ADM has a term loan with the Business Development Bank of Canada that expires on May 21, 2010. The interest rate on this loan is bank’s floating rate plus 3.25% and monthly principal re-payments are approximately $1,433. At December 31, 2006, the annual rate of interest on this loan was 11.25% and the balance outstanding was approximately $58,754. The loan is secured by a general security agreement from ADM and joint and several personal guarantees in the amount of approximately $43,000 by two former principals of ADM who were also the Company’s 5% shareholders. The Company issued a 7-year warrant to purchase 5,435 shares of the Company’s common stock (7,500 pre-merger shares) at an exercise price of $0.03 per share to each of these shareholders in return for their loan guarantees.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

d.	Loan Payable to Chrysler Financial

Digica has a loan payable to Chrysler Financial collateralized by a vehicle with a net book value of $12,000. The loan has a fixed annual interest rate of 13.9% and matures in March 2008. At December 31, 2006, the loan balance was $8,984.

e.	Capital leases

Capital leases consist primarily of equipment leases for the U.S. entities. The Company added approximately $17,000 to capital leases in fiscal 2006.

Long-term debt, excluding unamortized discount, and capital lease obligations mature in each of the following years ending December 31 (in thousands):

	Long-Term Debt	Capital Lease Obligations

2007	$325,645	$172,767
2008	17,160	7,120
2009	14,756	5,404
2010	14,486	-
2011	-	-
Thereafter	-	-
Total minimum payments	$372,047	$185,291

Less: amount representing interest		(3,987)
Present value of minimum capital lease payments		$181,304

(5)	ESTIMATED SEVERANCE LIABILITY

As part of the acquisition of the ADAPSYS entities, the Company acquired the remaining term of a contract to provide services to IATA. This contract expired in February 2006. As a result of the expiration of this contract, the Company terminated 36 employees. The Company believes that it has a termination obligation to certain of these terminated employees. The Company recorded the estimated liability as part of the allocation of the purchase price of the ADAPSYS entities in August 2005, and reduces the liability as individual prior employees and the Company reach agreement on the amount of termination payment due. The Company believes that the balance of $543,291 at December 31, 2006 of the termination liability is sufficient to satisfy the remaining amounts due.

(6)	STOCKHOLDERS’ EQUITY

In connection with the Merger, on December 15, 2006, the Company issued an aggregate 7,336,575 shares of its common stock to the holders of the common stock of Former BPOMS and 1,567,095 of its Series A preferred shares, 1,449,200 of its Series B preferred shares, and 916,666 of its Series C preferred shares to the holders of shares the respective series of preferred stock of Former BPOMS, in exchange for their shares of common and preferred stock, respectively, of Former BPOMS. For each share of the common stock of Former BPOMS, the holder thereof received 0.7246 of the Company’s common shares. For each share of the Series A and Series B convertible preferred stock of Former BPOMS, the holder thereof received 0.7246 shares of the Company’s preferred stock in the corresponding series. For each share of the Series C non-convertible preferred stock of Former BPOMS, the holder thereof received one share of the Company’s preferred stock in the corresponding series.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

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

In August 2005, the Company issued a 7-year warrant that vested upon issuance, to purchase 121,733 shares of the Company’s common stock at an exercise price of $0.0345 per share. The warrant was issued towards finder’s fee for the acquisition of the ADAPSYS entities and was valued at $25,570, using the Black-Scholes-Merton valuation model, with the value included in the purchase price of the ADAPSYS entities.

In August 2006, September 2006, October 2006, November 2006 and December 2006, the Company issued 7-year warrants to purchase an aggregate of 71,254; 60,384; 48,307; 9,662 and 443,253 shares of the Company’s common stock, respectively, at an exercise price of $0.0345 per share, pursuant to the bridge loan agreement (See Note 7). The warrants vested upon issuance. The total warrant value determined using the Black-Scholes-Merton option pricing model, a volatility of 125%, risk-free interest rates ranging from 4.16% to 5.03%, and the expected term of 7 years was $154,037. The warrant value has been recorded as a discount to the bridge loan and is being amortized to interest expense over the term of the bridge loan. At December 31, 2006, the unamortized loan discount was $115,465.

In December 2006, the Company issued a 7-year warrant to purchase an aggregate of 47,619 shares of the Company’s common stock, at an exercise price of $0.63 as finder’s fee in the acquisition of netGuru. The warrant is exercisable into 47,619 shares of the Company’s common stock and was valued at $119,271 using the Black-Scholes-Merton option pricing model, a volatility of 125%, risk-free interest rate of 5.03%, and the expected term of 7 years.

As a result of the Merger, the Company acquired from its predecessor, netGuru, an obligation to issue shares under fully vested warrants to purchase an aggregate of 49,003 shares of the Company’s common stock. The warrants were issued by netGuru in financing transactions or as compensation for services rendered by non-employees. The weighted average exercise price of these warrants is $11.95 and the warrants expire at various dates through December 23, 2009.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

The following table summarizes the fair value of warrant issuances and the assumptions used in determining fair value:

Grant date	Shares underlying under warrants	Exercise price per share	Estimated life (in years)	Volatility	Risk-free rate	Fair value of warrants(a)
August 2005	121,733	$0.03	7.0	125%	4.2%	$25,570
August 2006	71,254	$0.03	7.0	125%	4.2%	$15,271
September 2006	60,384	$0.03	7.0	125%	4.2%	$12,942
October 2006	48,307	$0.03	7.0	125%	4.2%	$10,343
November 2006	9,662	$0.03	7.0	125%	4.2%	$2,071
December 2006	443,253	$0.03 to $0.63	6.0 to 7.0	125%	5.03%	$235,001
Total	754,593

(a)	Fair value was determined using the Black-Scholes-Merton option-pricing model.

The following table summarizes the warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 26, 2005	-	$-
Issued	121,733	0.03
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2005	121,733	0.03
Issued	632,860	0.08
Acquired in Merger	49,003	11.95
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2006	803,596	$0.80	8.4	$0.72

Exercisable at December 31, 2006	803,596	$0.80	8.4	$0.72

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

Stock Option Plans

The Company has adopted the following employee stock option plans:

	Adopted	Terminates	Shares Authorized

BPO Management Services, Inc.Stock Option Plan (the “BPOMS Plan”)	August 2005	August 2015	1,956,420
NetGuru, Inc. 2003 Stock Option Plan (the “2003 Plan”)	December 2003	December 2013	1,000,000
NetGuru, Inc. 2000 Stock Option Plan (the “2000 Plan”)	December 2000	November 2010	1,000,000
Research Engineers, Inc. 1998 Stock Option Plan (the “1998 Plan”)	December 1998	November 2008	1,000,000
Research Engineers, Inc. 1997 Stock Option Plan (the “1997 Plan”)	February 1997	February 2007	600,000

Each plan provides for the granting of shares as either incentive stock options or non-qualified stock options. Options under all plans generally vest over three to four years, though the vesting periods may vary from option to option, and are exercisable subject to continued employment and other conditions. As of December 31, 2006, there were no shares available for grant under the BPOMS Plan. There were 1,000,000 shares available for grant under the 2003 Plan, 999,000 shares available for grant under the 2000 Plan, 883,000 shares available for grant under the 1998 Plan, and 377,000 shares available for grant under the 1997 Plan.

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 26, 2005	-	$-
Issued	1,521,660	0.03
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2005	1,521,660	0.03
Issued	434,760	0.03
Acquired in Merger *	22,570	46.13
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2006	1,978,990	$0.56	8.8	$288,850

Exercisable at December 31, 2006	566,020	$1.87	8.7	$111,525

* Non-employee options acquired as part of Merger.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

As a result of the Merger, the Company acquired from its predecessor, netGuru, an obligation to issue shares under fully vested non-qualified stock options to purchase an aggregate of 22,570 shares of the Company’s common stock. These options were issued to non-employees for services provided to the predecessor. The weighted average exercise price of these options is $46.13 and the options expire at various dates through February 18, 2010.

No options were exercised in fiscal 2006 or in the Prior Period 2005.

The weighted average grant-date fair value of options granted during fiscal 2006 was $0.21.

The Company accounts for share-based compensation to employees pursuant to SFAS No.123(R), “Share Based Payment,” which requires that all share-based compensation to employees, including grants of employee stock options, be recognized as expense in the Company’s financial statements based on their respective grant date fair values. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest stock based compensation for 2006 has been reduced by estimated forfeitures.

The Company has elected to use the Black-Scholes-Merton option pricing model to determine the fair value of the Company’s stock options granted to employees. It uses the straight line amortization model to record expenses under this statement and recognized share-based compensation expense in its consolidated statements for 2006 and Prior Period 2005 in the amounts of $103,819 and $24,415, respectively. Total compensation cost related to non-vested stock option awards not yet recognized as of December 31, 2006 was $255,122, which is expected to be recognized over the weighted average period of 2.74 years. The Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense if there are any modifications or cancellation of the underlying unvested securities. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

(7)	RELATED PARTY TRANSACTIONS

On August 18, 2006, the Company entered into a bridge loan agreement with Patrick Dolan and James Cortens. Pursuant to the bridge loan agreement, Messrs. Dolan and Cortens and/or their assigns may, in their discretion, provide personal guarantees for a portion of or all of a bridge loan of up to $3,000,000 that may be arranged in favor of BPOMS. The personal guarantees are subject to the bridge loan meeting the conditions specified in the bridge loan agreement, which include but are not limited to the granting of a first lien on all the assets of BPOMS. As of December 31, 2006, the Company has drawn a total of $2,340,000 from this bridge loan facility.

Under the terms of the bridge loan agreement, Messrs. Dolan and Cortens received seven-year warrants to purchase shares of the Company’s common stock equal to one-third of the amount drawn on the bridge loan, at an exercise price of $0.03 per share (adjusted for the merger exchange ratio). In addition, BPOMS also agreed to pay Messrs. Dolan and Cortens a cash fee of 3% of the amounts drawn on the bridge loan. As of December 31, 2006, of the total $70,200 in loan fees, $21,000 has been paid and $49,200 has been accrued.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

The following table lists the bridge loans made available to the Company by Messrs. Dolan and Cortens, 3% fees on each tranche and warrants issued to them by the Company pursuant to the bridge loan agreement (See Note 6):

	Date	Loan amount	3% fees	Post-merger shares issuable under warrants

Patrick Dolan	August 25, 2006	250,000	$7,500	60,384
Patrick Dolan	September 20, 2006	250,000	7,500	60,384
Patrick Dolan	October 10, 2006	200,000	6,000	48,307
Patrick Dolan	December 14, 2006	1,400,000	42,000	338,147
James Cortens	September 11, 2006	40,000	1,200	9,662
James Cortens	December 14, 2006	100,000	3,000	24,154
James Cortens	December 20, 2006	100,000	3,000	33,334
Totals		2,340,000	$70,200	574,372

The total warrant value of $154,037 has been reduced as a discount to the bridge loan and is being amortized to interest expense over the term of the bridge loan.  At December 31, 2006, the unamortized loan discount was $115,465.

Subsequent to the Merger and pursuant to the provisions of the bridge loan agreement, Messrs. Dolan and Cortens purchased shares of Series C of BPOMS. The purchase price was $1,540,000 or the amount of additional equity required to meet the $1,500,000 capital surplus requirement. The number of shares of Series C preferred stock issued for this purchase price was equal to 916,667 shares at $1.68 per share. The per share price was the price equal to 50% of the volume weighted average closing price of netGuru common stock, using the closing prices for the five days prior to the consummation of the transaction.

The bridge loan agreement provides that if a bridge loan is outstanding, BPOMS will not prepay any other debt of the company, other than a stockholder loan, trade payables, the existing operating capital line of credit and other specified loans and leases. In addition, BPOMS has agreed that 25% of the net proceeds from any debt or equity financing transactions will be applied to the balance of any stockholder loan and then to the balance of the bridge loan.

Concurrently with the bridge loan agreement, BPOMS entered into a participation agreement with Patrick Dolan, James Cortens, Brian Meyer and Donald West pursuant to which BPOMS agreed that, at any time prior to the closing of the merger, Messrs. Meyer and West may choose to participate in the rights and obligations under the bridge loan agreement on a pro rata basis up to their respective proportionate stockholdings in BPOMS. In accordance with the participation agreement, when we and BPOMS signed the merger agreement, Messrs. Meyer and West each received a seven-year warrant to purchase up to 5,435 shares of the common stock of BPOMS at a purchase price of $0.03 per share in consideration for their personal guarantee of an existing loan made to ADAPSYS Document Management LP by Business Development Bank of Canada. The participation agreement also provides that if BPOMS at any time repays any portion of the bridge loan or a stockholder loan, it must also concurrently make a proportionate repayment of the existing bank loan made to ADAPSYS Document Management LP.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

(8)	RETIREMENT PLANS

The Company and certain of its subsidiaries have adopted qualified cash or deferred 401(k) retirement savings plans. The domestic plan covers substantially all domestic employees who have attained age 21 and have had one year of service. Employees may contribute up to 15% of their compensation. The Company does not make matching contributions to the plan, except in one domestic subsidiary, where it matches 100% of the employee contribution up to a maximum of 4%. For the year ended December 31, 2006, the Company contributions to the plan amounted to $27,043.

(9)	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under non-cancelable operating leases. The facility leases include options to extend the lease terms and provisions for payment of property taxes, insurance and maintenance expenses.

At December, 2006, future minimum annual rental commitments under these lease obligations were as follows (in thousands):

Year ending December 31:
2007	$413,951
2008	257,366
2009	258,567
2010	207,270
2011	31,140
Thereafter	1,375
$1,169,670

Rent expense was $451,425 and $81,637 for the year ended December 31, 2006 and Prior Period 2005, respectively.

Litigation

Morrison et al. v. Skytrack Systems, Inc. et al. (File No. CI 06-01-47005) was filed against BPOMS, ADAPSYS, and Adapsys Transaction Processing, Inc. (formerly Skytrack Systems, Inc.) and certain affiliates of BPOMS on May 12, 2006 in the Court of Queen’s Bench of Manitoba in the City of Winnipeg by a total of 28 former employees of ADAPSYS L.P., a partnership of which ADAPSYS Transaction Processing, Inc. serves as general partner. As of the date of this document the Company has reached settlements with 5 of the original 28 plaintiffs leaving 23 plaintiffs (the “Remaining Plaintiffs”). The Remaining Plaintiffs allege that their employment was terminated in February of 2006 without either reasonable notice or compensation in lieu of reasonable notice, and that the defendants acted unfairly and improperly in effecting the termination. The Remaining Plaintiffs seek unspecified damages for severance payments and lost employment benefits allegedly arising out of the termination.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

As of the date of this disclosure the Company has filed a statement of defense. On March 8, 2007, the Remaining Plaintiffs filed a Motion for summary judgment and a Motion to strike the statement of defense. The Company is contesting those Motions. In addition, in June 2006, the Company filed a Motion to have BPOMS removed as a defendant in this action on the basis that it was not the employer of the plaintiffs. That Motion was adjourned to enable the parties to negotiate a possible settlement. At the time of this disclosure, no dates have been set for hearings on these Motions.

A separate action was filed on May 12, 2006 by two other former employees of ADAPSYS L.P., but has since been settled.

The Company believes that ADAPSYS L.P. had a termination obligation to certain of these prior employees and recorded the estimated liability as part of the allocation of the purchase price of the ADAPSYS entities in August 2005. The liability continues to be reduced as the Company reaches agreements with the Remaining Plaintiffs regarding the amount due and believes that the $504,677 balance at December 31, 2006 of the termination liability is sufficient to satisfy the remaining amounts due. However, due to uncertainty regarding the litigation process, the outcome of each of these matters is unpredictable and could be unfavorable in which event we could be required to pay damages and other expenses in amounts that could adversely affect our financial condition.

Other Litigation

The Company is a party to various litigations arising in the normal course of business. Management believes the disposition of these matters will not have a material impact on the Company’s consolidated financial condition or results of operations.

(10)	INCOME TAXES

The components of loss from continuing operations before income taxes are as follows for the years ended December 31, (in thousands):

	2006	2005

United States	$(2,210)	$-
Foreign	(407)	-
Total	(2,617)	-

The (benefit) provision for taxes on income from continuing operations is comprised of the following for the years ended December 31, (in thousands):

	2006	2005
Current:
Federal	$-	$-
State	8	-
Foreign	-	-
	8	-
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total	$8	$-

The reported (benefit) provision for taxes on income from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows for the years ended December 31, (in thousands):

	2006	2005

Income tax benefit at statutory rate	$(889)	$-
State taxes, net of federal benefits	(137)	-
Change in valuation allowance	918	-
Research and development credits		-
Other	108	-
Total	$-	$-

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences for continuing operations at December 31 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Accruals and Reserves	$68	-
Depreciation	5
Net operating loss carryforwards	1,844	-
Research and development credit carryforwards	172	-
Other	3	-
Total deferred tax assets	2,122	-
Less: valuation allowance	(1,625)	-
Net deferred tax assets	467	-

Deferred tax liabilities:
Amortization of intangibles	(467)
Other	-	-
Total deferred tax liabilities	(467)	-

Net Deferred Tax Asset / Liability	$-	-

At December 31, 2006, the Company had tax net operating loss carryforwards of approximately $4.8 million for federal income tax purposes and $1.5 million for state income tax purposes, and $0.4 million for foreign tax purposes which expire at varying dates beginning in 2019, 2007, and 2011 respectively. Due to the “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.

In addition to the net operating loss carryforwards, the Company has, for federal income tax purposes, approximately $138,000 of research and development credit carryforwards, which expire at varying dates beginning in 2013 and $34,000 of federal alternative minimum tax credit carryforwards which have an indefinite life.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of March 31, 2006, the Company had provided a valuation allowance of approximately $1.6 million to reduce the net deferred tax assets due in part to the potential expiration of certain tax credits and net operating loss carryforwards prior to their utilization.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

(11)	SEGMENT AND GEOGRAPHIC DATA

The Company is a business process outsourcing services provider. The Company’s operating segments are:

•	ECM

•	ITO and

•	HRO

The Company applies the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. The Company’s management monitors unallocable expenses related to the Company’s corporate activities in a separate “Corporate,” which is reflected in the tables below.

The significant components of worldwide operations by reportable operating segment are:

	For the year ended December 31, 2006	July 26, 2005 to December 31, 2005
Net revenues

ECM	$2,713,769	$2,321,834
ITO	1,833,052	-
HRO	164,318	25,700
Consolidated	$4,711,139	$2,347,534

Operating loss

ECM	$(650,551)	$(462,915)
ITO	(355,393)	-
HRO	(777,336)	(233,016)
Corporate	(678,358)	(112,698)
Consolidated	$(2,461,638)	$(808,629)

Depreciation and amortization expense

ECM	$41,787	$13,945
ITO	108,109	-
HRO	-	-
Corporate	10,824	288
Consolidated	$160,720	$14,233

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

The Company’s operations are based in foreign and domestic subsidiaries and branch offices in the U.S., Canada and Germany. The following are significant components of worldwide operations by geographic location:

	For the Year Ended December 31,	July 26, 2005 to December 31,
	2006	2005
Net revenue
United States & Canada	$4,833,936	$2,347,534
Europe	1,024	-
Consolidated	$4,834,960	$2,347,534

Export sales
United States	$-	$-

At December 31,
Long-lived assets	2006
United States	$5,638,220
Europe	25,874

Consolidated	$5,664,094

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

(12)	LOSS PER SHARE

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company’s common shares during the period.

The following table illustrates the computation of basic and diluted net loss per share for the year ended December 31, 2006 and for the Prior Period 2005:

	Year Ended December 31, 2006	July 26, 2005 to December 31, 2005
Numerator:
Net loss -- numerator for basic and diluted net loss per share	$(2,617,080)	$(800,520)

Denominator:

Denominator for basic and diluted net loss per share - weighted average number of common shares outstanding during the year	8,496,119	6,682,788

Basic and diluted net loss per share	$(0.31)	$(0.12)

Options, warrants and convertible preferred stock to purchase 4,392,932 shares outstanding at December 31, 2006 were excluded from the computation of diluted EPS because the effect would have been antidilutive. Options, warrants and their equivalents amounting to 2,716,923 were excluded from the computations of diluted loss per share for fiscal 2005 because the effect would have been antidilutive.

(13)	LIQUIDITY

The Company incurred net losses from operations of $2,461,638 and $808,629 and used cash in operations of $1,958,731 and $49,536 in 2006 and Prior Period 2005, respectively. The Company has funded its operations from the private placement of shares of its common stock and preferred stock and through the founders bridge loan facility established in August 2006. During the next twelve months, the Company anticipates raising capital necessary to grow its business and complete additional acquisitions by issuing its securities and/or debt in one or more private transactions. The Company has retained C. E. Unterberg, Towbin as its investment banker to lead this effort.

In the event that such transaction(s) do not take place at all and/or are unreasonably delayed, the Company’s future capital requirements will depend upon many factors. These factors include but are not limited to sales and marketing efforts, the development of new products and services, possible future corporate mergers or strategic acquisitions or divestitures, the progress of research and development efforts, and the status of competitive products and services.  If the Company’s anticipated financing transactions do not take place at all and/or are unreasonably delayed, the Company may not have adequate funds to extinguish all remaining liabilities of the Company and fund its current operations going forward.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

Although the Company expects to meet its operating capital needs by additional equity and/or debt transactions, additional draw down on the founders’ bridge loan facility, and current economic resources, there can be no assurance that funds required will be available on terms acceptable to the Company, if at all. If the Company is unable to raise sufficient funds on acceptable terms, it may be not be able to complete its business plan. If equity financing is available to the Company on acceptable terms, it could result in additional dilution to the Company’s existing stockholders.

This uncertainty, recurring losses from operations, limited cash resources, and an accumulated deficit, among other factors, raised doubt about the Company’s ability to continue as a going concern and led the Company’s independent registered public accounting firm to include an explanatory paragraph related to the Company’s ability to continue as a going concern in their report that accompanies these financial statements. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for the Company to raise additional debt or equity financing to the extent needed for the Company’s continued operations or for planned expansion, particularly if the Company is unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect the Company’s business, prospects, financial condition, results of operations and cash flows.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BPO MANAGEMENT SERVICES, INC

Dated: April 17, 2007	/s/ Patrick A. Dolan
Patrick A. Dolan, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick A. Dolan	Chairman of the Board, Chief Executive Officer	April 17, 2007
Patrick A. Dolan	(principal executive officer), and Director

/s/ James Cortens	President, Secretary and Director	April 17, 2007
James Cortens

/s/ Donald Rutherford	Chief Financial Officer	April 17, 2007
Donald Rutherford	(principal financial and accounting officer)

/s/ Dale Paisley	Director	April 17, 2007
Dale Paisley

INDEX TO EXHIBITS FILED WITH THIS FORM 10-KSB

Exhibit No.	Description

21	Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002