Form 10KSB/A
period 2006-12-31
BPO Management Services
filed 2007-04-25
CIK 1015920

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common equity on March 30, 2007 was $3,399,711. The registrant has no outstanding non-voting common equity.

The number of shares outstanding of the registrant’s only class of common stock, $0.01 par value, was 8,619,400 on April 16, 2007.

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

In the fourth quarter ended December 31, 2006, we granted to an officer a 7-year warrant exercisable for an aggregate of 33,333 shares of our common stock with an exercise price of $0.03, pursuant to a bridge loan agreement. In the fourth quarter ended December 31, 2006, we also granted to two employees stock options convertible into 434,760 shares of common stock at an exercise price of $0.03 per share vesting over 0 to 4 years from the date of grant.

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

We assessed the fair values of our three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and concluded that as of December 31, 2006, there was no impairment to goodwill. As of December 31, 2006, goodwill balance was 4,083,822.

Goodwill activity was as follows:

At December 31, 2005	$826,071

Additions from acquisitions	3,337,871

Exchange differences	(80,120)

At December 31, 2006	$4,083,822

Intangible assets activity was as follows:

At December 31, 2005	$219,162

Additions from acquisitions	972,403

Amortization	(76,957)

Exchange differences	90

At December 31, 2006	$1,114,698

Amortization of intangible assets expected to be charged to the results of operations in upcoming years:

Fiscal years ending December 31,

2007	$242,383
2008	240,843
2009	184,733
2010	184,733
2011	184,733
2012 and beyond	77,273
$1,114,698

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

Operating expenses

The following table presents our operating expenses and the percentage of total net revenues:

	Year Ended December 31,
	2006	2005
Operating expenses
Cost of services	$1,523,983	$887,456
% of total net revenues	32.3%	37.8%

Selling, general and administrative expenses	$5,737,335	$1,230,011
% of total net revenues	121.8%	52.4%
Research and development expenses	19,491	-
% of total net revenues	0.4%	-%
Share-based compensation expense	598,031	24,415
% of total net revenues	12.7%	1.0%
Change in estimated severance liability	(223,726)	1,014,281
% of total net revenues	(4.7)%	43.2%

Total operating expenses	$7,655,114	$3,156,163
% of total net revenues	162.5%	134.4%

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

Share-based compensation expense

We recorded share-based compensation expense of $598,031 in fiscal 2006 compared to $24,415 in the Prior Period 2005. Share-based compensation expense in fiscal 2006 included $353,478 in convertible preferred A shares issued as compensation to officers.

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

Operating Loss by Segment

Consolidated operating loss in the ECM segment increased to $610,858 from $464,915 due to the additional expenses in fiscal 2006 as a result of a full year of operations compared to five months’ operations in Prior Period 2005. The increase in operating loss in the ITO segment to $355,393 in fiscal 2006 from none in Prior Period 2005 is primarily due to the operating loss from Digica which was purchased by BPOMS in 2006. The increase in operating expenses in HRO segment in fiscal 2006 to $777,336 from $233,016 is due to a full year of operations in fiscal 2006 compared to one month of operations in Prior Period 2005. Corporate expenses increased to $1,160,695 in fiscal 2006 from $112,698 in Prior Period 2005 primarily due to increased professional fees and share based compensation expense. The following table details operating loss by segment:

	Year Ended December 31, 2006	% of Total	July 26, 2005 to December 31, 2005	% of Total
Operating loss

ECM	$(650,551)	22.1%	$(462,915)	57.2%
ITO	(355,393)	12.1%	-	-
HRO	(777,336)	26.4%	(233,016)	28.8%
Corporate	(1,160,695)	39.4%	(112,698)	13.9%
Consolidated	$(2,943,975)	100.0%	$(808,629)	100.0%

Other expense (income)

The following table presents our other expense (income) and its percentage of total net revenues:

	Year Ended December 31, 2006	July 26, 2005 to December 31, 2005
Other expense (income)
Interest expense, net	$366,942	$(7,210)
% of total net revenues	7.8%	(0.3)%
Other income	$(10,732)	$(899)
% of total net revenues	(0.2)%	(0.0)%
Total other expense	$356,211	$(8,109)
% of total net revenues	7.6%	(0.3)%

Interest expense, net

Net interest expense increased by $374,152 (5,189.4%) in fiscal 2006 to $366,942 from net interest income of $7,210 in Prior Period 2005 primarily due to $73,879 in loan origination fees and $19,541in interest expense on bridge loans. In addition, $241,670 of interest expense in fiscal 2006 related to the amortization of the value of warrants issued pursuant to bridge loans and loan guarantees. In 2007, in addition to interest on future borrowing, we anticipate interest expense will increase due to the interest on capital leases.

Income taxes

In fiscal 2006 and in Prior Period 2005, we recorded no income tax expense since we had net losses from operations.

Liquidity and Capital Resources

Our principal sources of liquidity at December 31, 2006 consisted of $706,197 in cash and cash equivalents. Cash and cash equivalents decreased by $525,972 during fiscal 2006. We incurred net losses from operations of $2,943,975 and $808,629 and used cash in operations of $1,947,682 and $49,536 in 2006 and Prior Period 2005, respectively.

The primary reasons for cash used in operations during fiscal 2006 were net loss of $3,300,186 that included non-cash charges related to recognition of cost related to the contract acquired from ADP of $245,265, depreciation and amortization expense of $160,720, share-based compensation expense of $598,031, bad debt expense of $109,005, and amortization of loan discount of $241,670. In addition, the timing differences in the payment of our current liabilities and collection of our current assets also contributed to the cash used in operations.

The primary reason for cash used in operations during the Prior Period 2005 was net loss of $800,520 which included $719,243 of costs related to the anticipated termination in February 2006 of one large contract acquired from the ADP in 2005.

Net cash provided by investing activities in fiscal 2006 was $2,324,827, primarily due to cash acquired from Digica, Novus and netGuru acquisitions, net of $400,000 in cash payments. In Prior Period 2005, net cash used in investing activities was $215,199, primarily due to the acquisition of the ADAPSYS entities, net of cash acquired.

Net cash used in financing activities during fiscal 2006 was $915,637, which primarily resulted from a cash distribution to our stockholders in the amount of $3,502,098 offset by cash proceeds from bridge loans of $2,340,000 and cash proceeds of $267,525 from a bank line. In the Prior Period 2005, cash provided by financing activities consisted primarily of the initial investment of $1,500,000 by Messrs. Dolan and Cortens for which we issued preferred and common shares.

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

The following table summarizes our contractual obligations and commercial commitments at December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-Term Debt *	$372,047	$325,645	$31,916	$14,486	$-
Capital Lease Obligations **	185,291	172,767	12,524	-	-
Operating Leases	1,169,670	413,951	515,933	238,411	1,375
Novus purchase price payable	1,157,052	977,473	179,579	-	-
Bridge loan payable***	800,000	800,000	-	-	-
Short-term loan payable	125,000	125,000	-	-	-
Total Contractual Cash Obligations	$3,809,060	$2,814,836	$739,952	$252,897	$1,375

*	Excludes debt discount of $9,794 related to warrants issued.
**	Represents future minimum lease payments excluding deductions for imputed interest of $3,987.
***	Excludes debt discount of $408,843 related to value of warrants issued.

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

We have limited cash resources, and these resources may quickly diminish in the future. Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services and possible future strategic acquisitions. As of December 31, 2006, we had negative working capital of $3,137,580 and an accumulated deficit of $4,100,706. As of that date, we had $706,197 in cash and cash equivalents and $743,114 in accounts receivable, net of allowance for doubtful accounts.

We recorded a net operating loss of $2,943,975 and used $1,947,682 of cash in operating activities during fiscal 2006. There is no assurance that we will be able to generate sufficient operating cash in future quarters. We believe that current and future available capital resources will not be adequate to fund our operations for the next twelve months. We do not have any debt instruments in place that we could use for future borrowings. We are currently seeking additional capital in order to continue our operations, complete our planned acquisitions and execute our business plan. It may be difficult for us to obtain additional equity or debt financing. Any terms of such a financing could be dilutive and unfavorable to our stockholders.

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

We have incurred net losses since our inception in July 26, 2005. Our accumulated deficit through December 31, 2006 was $4,100,706, and as of that date we had a total shareholders’ equity of $2,455,095.

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

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for services rendered during the last two fiscal years to our company in all capacities as an employee by our Chief Executive Officers, President and the two most highly compensated executive officers (collectively, the “named executive officers”) as of the end of fiscal 2006, shown below:

		Annual Compensation
Name and	Fiscal Year Ended December	Salary	Bonus	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Principal Position	31,	($)	($)	($)	($)	($)	($)	($)	($)

Patrick A. Dolan,
Chairman, Chief	2006	---	---	186,041	---	---	---	---	186,041
Executive Officer	2005	---	---	---	114,150	---	---	---	114,150
James Cortens
President, Secretary,	2006	---	---	167,437	---	---	---	---	167,437
Director	2005	---	---	---	76,100	---	---	---	76,100
Koushik Dutta
Chief Technology	2006	110,130	---	---	---	---	---	3,269	113,399
Officer	2005	114,231	---	---	---	---	---	3,427	117,658
Amrit K. Das (5)
Former Chairman,	2006	259,121	---	---	---	---	---	13,518 (3)	272,639
Former Chief Executive	2005	212,000	---	---	---	---	---	34,432 (4)	246,432
Former President
Bruce K. Nelson (6)
Former Chief Financial	2006	127,000	150,975	---	---	---	---	3,810	281,785
Officer, Former Secretary	2005	127,500	---	---	---	---	---	3,825	131,325

(1)	The costs of certain benefits are not included because they did not exceed $10,000 in the case of each named executive officer.
(2)	Shares of Series A preferred stock.
(3)	Includes $7,810 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $5,708 in company contributions to the 401(k) plan.
(4)	Includes $6,324 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $5,300 in company contributions to the 401(k) plan.
(5)	Mr. Das resigned from his position of Chairman, Chief Executive Officer and President upon the Merger.
(6)	Mr. Nelson resigned from his position of Secretary upon Merger and from the position of Chief Financial Officer on January 26, 2007.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Class of Common Stock
Patrick A Dolan	4,631,210	(1)	45.1%
James Cortens	2,997,062	(2)	32.0%
Don West	1,925,310	(3)	20.2%
Brian Meyer	867,515	(4)	9.5%

All directors and executive officers as a group (2 persons)	7,628,271	(1)(2)	69.4%

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

The value of the warrants issued to Messrs. Dolan and Cortens was determined using the Black-Scholes-Merton option pricing model and recorded as a discount to the bridge loan. The discount is being amortized to interest expense over the term of the bridge loan, which the Company expects to be paid off by the end of April 2007. At December 31, 2006, the unamortized balance in loan discount was $408,843.

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

ITEM 13.	EXHIBITS.

Exhibit Number	Description
2.1	Stock Purchase Agreement dated March 27, 2000 between the registrant, Allegria Software, Inc. and GRAL, Inc. (1)

2.2	Stock Purchase Agreement dated September 22, 2006, between the Registrant and Sellers of Novus Imaging Solutions, Inc. (15)

2.3	Stock Purchase Agreement dated December 30, 2005, between the Registrant and Sellers of Digica, Inc. (15)

3.1	Second Restated Certificate of Incorporation of NGRU, as filed with the Secretary of State of the State of Delaware on December 14, 2006 (3)

3.2	Bylaws of the registrant (2)

3.3	Action With Respect To Bylaws, as certified by the registrant’s Secretary on October 22, 2004 (4)

3.4	Certificate of Merger, as filed with the Secretary of State of the State of Delaware on December 15, 2006 (3)

3.5	Certificate of Amendment ot Articles of Incorporation, as filed with the Secretary of State of the State of Delaware on December 15, 2006 (3)

10.1	Outsourcing Services Agreement, dated December 15, 2006, between DFH and the registrant (3)

10.2	Value-Added Reseller Agreement between REL and Web4

10.3	Transition Agreement, dated December 15, 2006, between DFH and BPOMS/HRO, Inc.

10.4	Promissory Note, dated December 15, 2006, between DFH and the registrant (3)

10.5	Common Stock Purchase Warrant dated December 13, 2002 issued by the registrant in favor of Laurus Master Fund, Ltd. (5)

10.6	Common Stock Purchase Warrant dated July 31, 2003 issued by the registrant in favor of Laurus Master Fund, Ltd. (6)

Exhibit Number	Description
10.7	Common Stock Purchase Warrant dated December 23, 2004 issued by the registrant in favor of Laurus Master fund, Ltd. (7)

10.8	Research Engineers, Inc. 1997 Stock Option Plan (8) (#)

10.9	Research Engineers, Inc. 1998 Stock Option Plan (9) (#)

10.10	netGuru, Inc. 2000 Stock Option Plan (8) (#)

10.11	netGuru, Inc. 2003 Stock Option Plan (10) (#)

10.12	Employment Agreement dated June 1, 2001, by and between the registrant and Amrit K. Das (11) (#)

10.13	Description of Salary and Bonus Programs for Executive Officers for Fiscal Year 2006 (12) (#)

10.14	Description of Non-Employee Director Regular Compensation (#)

10.15	Form of Change in Control and Executive Retention Agreement approved effective as of June 1, 2005 between netGuru, Inc. and each of Amrit K Das, Santanu Das, Clara Young and Bruce K. Nelson (12) (#)

Exhibit Number	Description
10.16	Summary of special compensation approved August 31, 2005 for executive officers and special committee members. (13) (#)

10.17	Employment Agreement dated March 24, 2006 by and between the registrant and Bruce K. Nelson (14) (#)

10.18	Employment Agreement dated July 28, 2005 by and between the Registrant and Patrick A. Dolan (15) (#)

10.19	Employment Agreement dated July 28, 2005 by and between the Registrant and James Cortens (15) (#)

10.20	Employment Agreement dated October 2, 2006 by and between the Registrant and James Buchanan (15) (#)

10.21	Employment Agreement dated December 13, 2006 by and between the Registrant and Koushick Dutta (15) (#)

10.22	Letter of Agreement Dated January 19, 2007 to Extend Purchase Payment for the Purchase of Novus Imaging Solutions, Inc. (15) (#)

10.23	Letter of Agreement Dated February 28, 2007 to Extend Purchase Payment for the Purchase of Novus Imaging Solutions, Inc. (15) (#)

21	Subsidiaries of the registrant (*)

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(#)	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

*	Filed herewith.

(1)	Filed as an exhibit to the registrant’s Form 10-KSB for March 31, 2000 that was filed with the SEC on June 26, 2000 (File No. 0-28560), and incorporated herein by reference.

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

(11)	Filed as an exhibit to the registrant’s Form 10-KSB for March 31, 2001 that was filed with the SEC on July 13, 2001 (File No. 0-28560), and incorporated herein by reference.

(12)	Filed as an exhibit to the registrant’s current report on Form 8-K for June 7, 2005 that was filed with the SEC on June 7, 2005 (File No. 0-28560), and incorporated herein by reference.

(13)	Filed as an exhibit to the registrant’s current report on Form 8-K for August 31, 2005 that was filed with the SEC on September 6, 2005 (File No. 0-25860), and incorporated herein by reference.

(14)	Filed as an exhibit to the registrant’s current report on Form 8-K for March 24, 2006 that was filed with the SEC on March 30, 2006 (File No. 0-25860), and incorporated herein by reference.

(15)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB for December 31, 2006 that was filed with the SEC on April 18, 2007 (File No. 0-28560, and incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Kelly & Company (“Kelly & Co”) for the years ended December 31, 2006 and 2005:

	2006	2005
Audit Fees (1)	$175,000	$100,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$175,0000	$100,000

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

Kelly & Company
Costa Mesa, California
April 16, 2007

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2006
Assets

Current assets:
Cash and cash equivalents	$706,197
Accounts receivable (net of allowance for doubtful accounts of $96,351)	743,114
Inventory (net of reserves of $0)	37,960
Income taxes receivable	250,000
Deposits	26,821
Prepaid expenses and other current assets	96,344
Total current assets	1,860,436
Property, plant and equipment, net (Note 3)	509,929
Goodwill	4,083,822
Intangible assets (net of amortization of $76,957)	1,114,698
Other assets	146,723
Total assets	$7,715,608
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt, net of discount of $2,867	$322,778
Current portion of capital lease obligations	170,976
Accounts payable	1,381,243
Accrued expenses	725,935
Purchase price payable- short-term (Note 2)	977,473
Deferred revenues	334,672
Related party notes payable, net of discount of $408,843 (Note 7)	516,157
Severance obligations payable (Note 5)	543,291
Other current liabilities	25,491
Total current liabilities	4,998,016
Long-term debt , net of current portion and net of discount of $6,927	39,475
Capital lease obligations, net of current portion	10,328
Purchase price payable-long-term (Note 2)	179,579
Other long-term liabilities	33,115
Total liabilities	5,260,513
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock A, par value $.01; authorized 1,608,612 shares; 1,574,116 shares issued and outstanding	15,741
Convertible preferred stock B, par value $.01; authorized 1,449,204 shares; 1,449,200 shares issued and outstanding	14,492
Non-convertible preferred stock C, par value $.01; authorized 21,738,000 shares; 916,667 shares issued and outstanding	9,167
Common stock, par value $.01; authorized 150,000,000 shares; 8,619,400 shares issued and outstanding	86,194
Additional paid-in capital	6,537,527
Accumulated deficit	(4,100,706)
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	(107,320)
Total stockholders’ equity	2,455,095
$7,715,608

See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended	From July 26 to
	December 31,	December 31,
	2006	2005

Net revenues:
ECM	$2,713,769	$2,321,834
ITO	1,833,052	-
HRO	164,318	25,700
Total net revenues	4,711,139	2,347,534
Operating expenses:
Cost of services	1,523,983	887,456
Selling, general and administrative	5,737,335	1,230,011
Research and development	19,491	-
Change in estimated severance liability	(223,726)	1,014,281
Share-based compensation	598,031	24,415

Total operating expenses	7,655,114	3,156,163

Operating loss	(2,943,975)	(808,629)

Other (expense) income:
Interest (expense) income, net	(366,943)	7,210
Other	10,732	899

Total other (expense) income	(356,211)	8,109

Loss from operations before income taxes	(3,300,186)	(800,520)
Income tax expense	-	-

Net loss	$(3,300,186)	$(800,520)

Basic and diluted loss per common share:
Net loss per common share	$(0.39)	$(0.12)

Weighted average shares used in computing:
Basic and diluted loss per common share	8,496,119	6,682,788

See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
for the period July 26, 2005 to December 31, 2006

	Preferred Series A		Preferred Series B		Preferred Series C		Common stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Total comprehensive loss
Balance, July 26, 2005	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—

Initial shares issued for cash	1,086,900	10,869	—	—	—	—	5,253,350	52,534	1,436,597	—	—	1,500,000	—

Acquisition of ADAPSYS entities	—	—	1,449,200	14,492	—	—	1,449,200	14,492	604,596	—	—	633,580	—

Acquisition of HRO	—	—	—	—	—	—	126,805	1,268	26,451	—	—	27,719	—

Amortization of share-based compensation	—	—	—	—	—	—	—	—	24,415	—	—	24,415	—

Stock warrants issued	—	—	—	—	—	—	—	—	25,570	—	—	25,570	—

Net loss	—	—	—	—	—	—	—	—	—	(800,520)	—	(800,520)	$(800,520)

Foreign currency translation	—	—	—	—	—	—	—	—	—	—	8,294	8,294	8,294

Comprehensive loss-July 26, to December 31, 2005	—	—	—	—	—	—	—	—	—	(800,520)	8,294		$(792,226)

Balance, December 31, 2005	1,086,900	$10,869	$1,449,200	$14,492	$—	$—	$6,829,355	$68,294	$2,117,629	$(800,520)	$8,294	$1,419,058

(Continued on the following page)
See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
for the period July 26, 2005 to December 31, 2006 (Continuation)

	Preferred Series A		Preferred Series B		Preferred Series C		Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Total comprehensive (loss)
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value
Balance, December 31, 2005	1,086,900	$10,869	$1,449,200	$14,492	$—	$—	$6,829,355	$68,294	$2,117,629	$(800,520)	$8,294	$1,419,058	—

Amortization of share-based compensation	—	—	—	—	—	—	—	—	244,553	—	—	244,553	—

Acquisition of Digica	—	—	—	—	—	—	362,300	3,623	75,574	—	—	79,197	—

Acquisition of Novus	—	—	—	—	—	—	144,920	1,449	147,384	—	—	148,833	—

Share-based compensation	344,185	3,442	—	—	—	—	—	—	350,036	—	—	353,478	—

Stock dividend	143,031	1,430	—	—	—	—	—	—	(1,430)	—	—	—	—

Conversion of officers’ loans	—	—	—	—	916,667	9,167	—	—	1,530,833	—	—	1,540,000	—

Reverse merger with netGuru	—	—	—	—	—	—	1,282,820	12,828	1,293,097	—	—	1,305,925	—

Stock purchase warrants issued	—	—	—	—	—	—	—	—	779,851	—	—	779,851	—

Net loss	—	—	—	—	—	—	—	—	—	(3,300,186)	—	(3,300,186)	$(3,300,186)

Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(115,614)	(115,614)	(115,614)

Comprehensive loss for the year ended December 31, 2006							—	—	—	(3,300,186)	(115,614)		$(3,415,800)

Balance, December 31, 2006	1,574,116	$15,741	1,449,200	$14,492	916,667	$9,167	8,619,395	$86,194	$6,537,527	$(4,100,706)	$(107,320)	$2,455,095

See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended	July 26, 2005 to
	December 31,	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,300,186)	$(800,520)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	160,720	14,233
Recognition of acquired customer contract cost	245,265	719,243
Bad debt expense	121,494	-
Compensation expense recognized on issuance of stock and stock options	598,031	49,985
Amortization of discount on loan	241,670	-
Gain on foreign exchange	-	(7,411)
Change in estimate - severance liability	(223,726)	-
Changes in operating assets and liabilities:
Accounts receivable	191,336	(39,853)
Prepaid expenses and other current assets	(17,910)	-
Other assets	(55,715)	(5,279)
Accounts payable and accrued expenses	279,717	192,819
Change in severance liability	(260,738)	(68,768)
Other current liabilities	10,391	-
Deferred revenues	111,165	(103,985)
Deferred gain on sale-leaseback	(49,196)	-
Net cash used in operating activities	(1,947,682)	(49,536)
Cash flows from investing activities:
Purchase of property, plant and equipment	(69,831)	(7,839)
Purchase of customer lists	-	(220,702)
Cost of investment held-for-sale - sold	-	124,663
Cash from acquired companies, net of acquisition costs paid	2,394,658	-
Cash paid for acquisition, net of cash acquired	-	(111,321)

Net cash provided by (used in) investing activities	2,324,827	(215,199)
Cash flows from financing activities:
Proceeds from issuance of preferred and common stock	-	1,500,000
Payment on note payable	-	(3,096)
Proceeds from bank debt	267,525	-
Repayment of bank debt	(1,286)
Payment of capital lease obligations	(19,778)	-
Proceeds from stockholder loans	2,340,000	-
Cash distribution to shareholders	(3,502,098)	-
Net cash (used in) provided by financing activities	(915,637)	1,496,904
Effect of exchange rate changes on cash and cash equivalents	12,520	-
Net cash (used in) provided by operations	(525,972)	1,232,169
Cash and cash equivalents, beginning of period	1,232,169	-
Cash and cash equivalents, end of period	$706,197	$1,232,169

(continued on the following page)

Consolidated Statements of Cash Flows (Continuation)

	Year Ended	July 26, 2005 to
	December 31,	December 31,
	2006	2005

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$43,618	$4,145
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrants	$779,851	$25,570
Issuance of preferred A shares as compensation to officers	$353,478	$-
Issuance of preferred A shares stock dividend	$1,430	$-
Issuance of preferred C shares in partial conversion of bridge loans	$1,540,000	$-
Acquisition of equipment under capital lease	$16,804	$-
Acquisition of companies:
Net assets acquired	$8,667,358	$2,432,119
Net liabilities assumed	$4,995,585	$1,687,218
Note issued toward consideration	$1,157,052	$-
Common stock issued toward consideration	$228,030	$316,790
Preferred stock issued toward consideration	$-	$316,790

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and determined that there was no impairment to goodwill. As of December 31, 2006, the Company’ goodwill balance was $4,083,822.

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

SFAS 123(R) requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes-Merton option pricing model, which incorporates various assumptions including volatility, expected life, expected dividend and interest rates. As a private company, Former BPOMS did not have a history of market prices of its common stock, and as such, the Company used an estimated volatility in accordance with SAB No. 107 “Share Based Payment.” In 2006, the Company used the volatility of the stock price of netGuru, BPOMS’ predecessor company, adjusted to remove the effects of divestitures, cash distributions, and the reverse merger which BPOMS deems not representative of the events that would take place during expected term of the options that were valued. The expected life of awards was based on the simplified method as defined in SAB No. 107. The risk-free interest rate assumption was based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption was based on the company’s history and expectation of not paying any dividends in the foreseeable future. Forfeitures were estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses the straight line amortization model to record expenses under this statement and recognized share-based compensation expense for the stock options granted in 2006 and Prior Period 2005 in the amounts of $244,553 and $24,415, respectively. The Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense if there are any modifications or cancellation of the underlying unvested securities. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

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

Accounting Changes and Error Correctionss

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

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

The following table presents the allocation of the acquisition price, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values as of the date of acquisition:

Cash and cash equivalents	$574,147
Accounts receivable	454,931
Acquired contract	964,508
Other current assets	424
Property, plant and equipment	60,888
Other assets	125,297
Goodwill	826,071
Total assets acquired	3,006,266
Note payable to bank	79,011
Accounts payable and other accrued liabilities	525,158
Estimated termination liability	1,083,049
Total liabilities assumed	1,687,218
Net assets acquired	$1,319,048

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

In September 2006, the Company completed its acquisition of all of the outstanding equity interests of Novus Imaging Solutions (“Novus”), a provider of document imaging, microfilming and records management solutions located in Winnipeg, Canada. As consideration for the acquisition of Novus, the Company agreed to pay the shareholders of Novus, approximately $865,234 in cash, 144,920 shares of BPOMS common stock valued at approximately $148,833. In addition, the sellers of Novus are entitled to an earnout cash payment of approximately $291,819, of which 112,238 is payable within the first 12 months after acquisition and the remainder $179,579 is payable within the second 12 months after acquisition, subject to certain conditions. The following table summarizes estimated fair values of the assets acquired and liabilities assumed from Novus at the date of acquisition:

Current assets	$342,042
Property, plant and equipment	132,710
Goodwill	996,073
Total assets acquired	1,470,825

Current liabilities	102,237
Total liabilities assumed	102,237
Net assets acquired	$1,368,588

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

The purchase price and costs associated with the Novus acquisition exceeded the Company's allocation of the fair value of net assets acquired by $996,073, which was assigned to goodwill. The $996,073 assigned to goodwill is not expected to be deductible for United States income tax, state income tax or Canadian income tax purposes.

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

Current assets	$3,278,200
Property, plant and equipment	80,273
Other non current assets	59,706
Identifiable intangible assets	827,172
Goodwill	2,049,297
Total assets acquired	6,294,648

Current liabilities	4,421,464
Other non current liabilities	49,196
Total liabilities assumed	4,470,660
Net assets acquired	$1,823,988

The purchase price includes the value of a 7-year stock purchase warrant that the Company issued as finder’s fee for the transaction. The warrant is exercisable into 47,619 shares of the Company’s common stock and was valued at $119,271 using the Black-Scholes-Merton option pricing model. A value of $827,172 was assigned to the eReview collaborative software technology as an identifiable intangible asset with an estimated useful life of five years and no residual value. Purchase price in excess of the net assets acquired in the amount of $2,049,297 was assigned to goodwill, which is not expected to be deductible for United States income tax or state income tax purposes. The allocation of purchase price is based on preliminary data and could change when final valuation is determined.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

(3)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, as of December 31, 2006 consisted of the following:

Furniture and fixtures	$43,416
Office equipment	530,661
Assets under capital lease	16,804
Leasehold improvements	20,561
611,442
Less accumulated depreciation and amortization	(101,513)
Property, plant and equipment, net	$509,929

The Company acquired the remaining balance of deferred gain on sale and leaseback of a facility on December 15, 2006, along with the acquisition of netGuru, Inc. This deferred gain was recognized in its entirety in December 2006, when the Company terminated the lease and moved its corporate headquarters to a new location.

(4)	DEBT

Long-term debt

Long-term debt, including capital lease obligations, consisted of the following at December 31, 2006:

a. Credit facility from Bank of Nova Scotia, secured by assets of the Company, variable annual interest rate of 7% at December 31, 2006	$256,804
b. Operating line of credit from Bank of Nova Scotia, secured by assets of the Company, variable annual interest rate of 7.25% at December 31, 2006	47,505
c. Loan from Business Development Bank of Canada, expiring May 21, 2010, variable annual interest rate of 11.25% at December 31, 2006	58,754
d. Collateralized loan payable to Chrysler Financial, expiring March 2008, fixed interest rate of 13.9%	8,984
e. Capital lease obligations maturing at dates ranging from November 30, 2009 to December 31, 2011, secured by the leased assets	181,304
Total long-term debt before unamortized discount	553,351

Less: Unamortized discount	(9,794)
Long-term debt	543,557
Less: current portion	(493,754)
$49,803

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

c.	Term Loan from Business Development Bank of Canada

ADM has a term loan with the Business Development Bank of Canada that expires on May 21, 2010. The interest rate on this loan is bank’s floating rate plus 3.25% and monthly principal re-payments are approximately $1,433. At December 31, 2006, the annual rate of interest on this loan was 11.25% and the balance outstanding was approximately $58,754. The loan is secured by a general security agreement from ADM and joint and several personal guarantees in the amount of approximately $43,000 by two former principals of ADM who were also the Company’s 5% shareholders. The Company issued a 7-year warrant to purchase 5,435 shares of the Company’s common stock at an exercise price of $0.03 per share to each of these shareholders in return for their loan guarantees. The warrants, valued at approximately $11,049, were recorded as a discount to the term loan. The value of the warrants is being  amortized to interest expense over the term of the loan. Unamoritzed discount at December 31, 2006 was approximately $9,794.

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

Long-term debt, excluding unamortized discount, and capital lease obligations mature in each of the following years ending December 31:

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

During 2006, the Company settled with some of the terminated employees and made payments to them during the year totaling $191,324.  Pursuant to the settlement agreements, the Company is required to make remaining payments to these individuals in 2007 totaling $138,752.  During 2006, the Company also paid $82,941 in professional fees and benefits related to the severance liability.

Based on the settlements reached and amount of professional and other fees incurred during 2006, the Company reduced its severance liability estimate at December 31, 2006 by $223,726.  This amount is shown as a reduction to operating expense on the Company’s consolidated statement of operations for the year ended December 31, 2006. The Company believes that the severance liability balance of $543,291 at December 31, 2006 is sufficient to satisfy the remaining amounts due.

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

In August 2006, the Company issued 7-year warrants to purchase an aggregate of 10,870 shares of the Company’s common stock at an exercise price of $0.0345 per share, in consideration for guaranteeing the term loan from the Business Development Bank of Canada (see note 4C). The warrants were valued at $11,049. The value of the warrants was recorded as a discount to the term loan and is being amortized to interest expense over its term. At December 31, 2006, the unamortized balance of the discount was $9,794.

In August 2006, September 2006, October 2006, November 2006 and December 2006, the Company issued 7-year warrants to purchase an aggregate of 60,384; 60,384; 48,307; 9,662 and 443,253 shares of the Company’s common stock, respectively, at an exercise price of $0.0345 per share, pursuant to the bridge loan agreement (See Note 7). The warrants vested upon issuance. The total warrant value determined using the Black-Scholes-Merton option pricing model, a volatility of 125%, risk-free interest rates ranging from 4.16% to 5.03%, and the expected term of 7 years was $649,531. The warrant value has been recorded as a discount to the bridge loan and is being amortized to interest expense over the term of the bridge loan. At December 31, 2006, the unamortized loan discount was $408,843.

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

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

The following table summarizes the fair value of warrant issuances and the assumptions used in determining fair value:

Grant date	Shares underlying under warrants	Exercise price per share	Estimated life (in years)	Volatility	Risk-free rate	Fair value of warrants(a)
August 2005	121,733	$0.03	7.0	125%	4.2%	$25,570
August 2006	71,254	$0.03	7.0	125%	4.2%	$72,430
September 2006	60,384	$0.03	7.0	125%	4.2%	$61,380
October 2006	48,307	$0.03	7.0	125%	4.2%	$49,104
November 2006	9,662	$0.03	7.0	125%	4.2%	$9,821
December 2006	443,253	$0.03 to $0.63	6.0 to 7.0	125%	5.03%	$587,116
Total	754,593

(a)	Fair value was determined using the Black-Scholes-Merton option-pricing model.

The following table summarizes the warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 26, 2005	-	$-
Issued	121,733	0.03
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2005	121,733	0.03
Issued	632,860	0.08
Acquired in Merger	49,003	11.95
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2006	803,596	$0.80	8.4	$1.34

Exercisable at December 31, 2006	803,596	$0.80	8.4	$1.34

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

The Company has elected to use the Black-Scholes-Merton option pricing model to determine the fair value of the Company’s stock options granted to employees. It uses the straight line amortization model to record expenses under this statement and recognized share-based compensation expense in its consolidated statements for 2006 and Prior Period 2005 in the amounts of $244,553 and $24,415, respectively. Total compensation cost related to non-vested stock option awards not yet recognized as of December 31, 2006 was $594,550, which is expected to be recognized over the weighted average period of 2.82 years. The Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense if there are any modifications or cancellation of the underlying unvested securities. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

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

The total warrant value of $649,531 has been recorded as a discount to the bridge loan and is being amortized to interest expense over the term of the bridge loan.  At December 31, 2006, the unamortized loan discount was $408,843.

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

(10)	INCOME TAXES

The components of loss from continuing operations before income taxes are as follows for the years ended December 31,

	2006	2005

United States	$(2,852,476)	$-
Foreign	(447,710)	-
Total	$(3,330,186)	$-

The (benefit) provision for taxes on income from continuing operations is comprised of the following for the years ended December 31, (in thousands):

	2006	2005
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total	$-	$-

The reported (benefit) provision for taxes on income from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows for the years ended December 31, (in thousands):

	2006	2005

Income tax benefit at statutory rate	$(1,122,063)	$-
State taxes, net of federal benefits	(148,024)	-
Change in valuation allowance	996,084	-
Research and development credits	-	-
Other	274,003	-
Total	$-	$-

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences for continuing operations at December 31 are as follows:
	2006	2005
Deferred tax assets:
Accruals and Reserves	$68,012	-
Depreciation	5,306	-
Net operating loss carryforwards	1,922,298	-
Research and development credit carryforwards	172,340	-
Other	2,156	-
Total deferred tax assets	2,170,122	-
Less: valuation allowance	(1,702,994)	-
Net deferred tax assets	467,118	-

Deferred tax liabilities:
Amortization of intangibles	(467,118)	-
Other	-	-
Total deferred tax liabilities	(467,118)	-

Net Deferred Tax Asset / Liability	$-	-

At December 31, 2006, the Company had tax net operating loss carryforwards of approximately $4,858,462 for federal income tax purposes and $1,580,667 for state income tax purposes, and $447,710 for foreign tax purposes which expire at varying dates beginning in 2019, 2007, and 2011 respectively. Due to the “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.

In addition to the net operating loss carryforwards, the Company has, for federal income tax purposes, approximately $138,000 of research and development credit carryforwards, which expire at varying dates beginning in 2013 and $34,000 of federal alternative minimum tax credit carryforwards which have an indefinite life.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of December 31, 2006, the Company had provided a valuation allowance of approximately $1,702,994 to reduce the net deferred tax assets due in part to the potential expiration of certain tax credits and net operating loss carryforwards prior to their utilization.

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

The significant components of worldwide operations by reportable operating segment are:

	For the year ended December 31, 2006	July 26, 2005 to December 31, 2005
Net revenues

ECM	$2,713,769	$2,321,834
ITO	1,833,052	-
HRO	164,318	25,700
Consolidated	$4,711,139	$2,347,534

Operating loss

ECM	$(650,551)	$(462,915)
ITO	(355,393)	-
HRO	(777,336)	(233,016)
Corporate	(1,160,695)	(112,698)
Consolidated	$(2,943,975)	$(808,629)

Depreciation and amortization expense

ECM	$41,787	$13,945
ITO	108,109	-
HRO	-	-
Corporate	10,824	288
Consolidated	$160,720	$14,233

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

The Company’s operations are based in foreign and domestic subsidiaries and branch offices in the U.S., Canada and Germany. The following are significant components of worldwide operations by geographic location:

	For the Year Ended December 31,	July 26, 2005 to December 31,
	2006	2005
Net revenue
United States & Canada	$4,710,115	$2,347,534
Europe	1,024	-
Consolidated	$4,711,139	$2,347,534

Export sales
United States	$-	$-

At December 31,
Long-lived assets	2006
United States	$5,829,297
Europe	25,874

Consolidated	$5,855,171

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year Ended December 31, 2006 and For the Period July 26, 2005 to December 31, 2005

(12)	LOSS PER SHARE

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

The following table illustrates the computation of basic and diluted net loss per share for the year ended December 31, 2006 and for the Prior Period 2005:

	Year Ended December 31, 2006	July 26, 2005 to December 31, 2005
Numerator:
Net loss -- numerator for basic and diluted net loss per share	$(3,300,186)	$(800,520)

Denominator:

Denominator for basic and diluted net loss per share - weighted average number of common shares outstanding during the year	8,496,119	6,682,788

Basic and diluted net loss per share	$(0.39)	$(0.12)

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

The Company incurred net losses from operations of $2,943,975 and $808,629 and used cash in operations of $1,947,682 and $49,536 in 2006 and Prior Period 2005, respectively. The Company has funded its operations from the private placement of shares of its common stock and preferred stock and through the founders bridge loan facility established in August 2006. During the next twelve months, the Company anticipates raising capital necessary to grow its business and complete additional acquisitions by issuing its securities and/or debt in one or more private transactions. The Company has retained C. E. Unterberg, Towbin as its investment banker to lead this effort.

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
BPO MANAGEMENT SERVICES, INC

Dated: April 25, 2007	/s/ Patrick A. Dolan
Patrick A. Dolan, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick A. Dolan	Chairman of the Board, Chief Executive Officer	April 25, 2007
Patrick A. Dolan	(principal executive officer), and Director

/s/ James Cortens	President, Secretary and Director	April 25, 2007
James Cortens

/s/ Donald Rutherford	Chief Financial Officer	April 25, 2007
Donald Rutherford	(principal financial and accounting officer)

/s/ Dale Paisley	Director	April 25, 2007
Dale Paisley

INDEX TO EXHIBITS FILED WITH THIS AMENDMENT NO. 1 TO FORM 10-KSB

Exhibit No.	Description

21	Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002