Form 10QSB
period 2007-03-31
BPO Management Services
filed 2007-05-21
CIK 1015920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

                 1290 N HANCOCK STREET, ANAHEIM HILLS, CA 92630
                    (Address of principal executive offices)

                                 (714) 974-2670
                (Issuer's telephone number, including area code)

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

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 8,619,400 on May 10, 2007.

Transitional Small Business Disclosure Format (Check one)       Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.  Financial Statements...............................................   3

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2007 and 2006 (unaudited).............   3

         Condensed Consolidated Balance Sheet as of
         March 31, 2007  (unaudited)........................................   4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2007 and 2005 (unaudited).............   5

         Notes to Condensed Consolidated Financial Statements (unaudited)...   7

Item 2.  Management's Discussion and Analysis or Plan of Operation..........  20

Item 3.  Controls and Procedures............................................  29

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  30

Item 3.  Defaults Upon Senior Securities....................................  30

Item 4.  Submission of Matters to a Vote of Security Holders ...............  30

Item 5.  Other Information .................................................  30

Item 6.  Exhibits ..........................................................  30

Signatures..................................................................  31

Exhibits Attached to this Quarterly Report on Form 10-QSB...................  32



PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                         -----------------------------------
                                                               2007               2006
                                                         ----------------   ----------------
Revenues:
  Enterprise content management (a)                      $     1,009,771    $     1,069,378
  IT outsourcing services                                        980,305            441,115
  Human resource outsourcing services                             10,518            111,375
                                                         ----------------   ----------------
        Total revenues                                         2,000,594          1,621,868
                                                         ----------------   ----------------

Operating expenses:
  Cost of services provided                                      902,473            419,640
  Selling, general and administrative                          1,843,587          1,654,642
  Research and development                                        66,011                  -
  Share-based compensation                                        53,999             19,976

                                                         ----------------   ----------------
        Total operating expenses                               2,866,070          2,094,258
                                                         ----------------   ----------------

        Loss from operations                                    (865,476)          (472,390)
                                                         ----------------   ----------------

Interest (expense) income
  Related parties                                                (35,671)                 -
  Other (net)                                                   (468,623)             2,125
Other income                                                      12,239               (243)
                                                         ----------------   ----------------

Total interest and other (expense) income                       (492,055)             1,882
                                                         ----------------   ----------------


        Net loss                                         $    (1,357,531)   $      (470,508)
                                                         ================   ================

Basic and diluted net loss per common share              $         (0.16)   $         (0.07)
                                                         ================   ================

Basic and diluted weighted average common
  shares outstanding                                           8,619,400          7,131,277
                                                         ================   ================


Note (a): Enterprise content management revenue in the quarter ended March 31, 2006 includes $414,566 in revenue from a contract that ended February 2006.

            See accompanying notes to condensed consolidated financial statements.




                                 BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                 MARCH 31, 2007,
                                                                                   (UNAUDITED)
                                                                                 ---------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents                                                      $      612,017
  Accounts receivable (net of allowance for doubtful accounts of
    $110,526)                                                                         1,111,299
  Inventory (net of reserves of $0)                                                      44,575
  Prepaid expenses and other current assets                                             296,732
                                                                                 ---------------
        Total current assets                                                          2,064,623

Equipment, net                                                                          834,380
Goodwill                                                                              4,115,041
Intangible assets (net of accumulated amortization of $139,302)                       1,055,557
Other assets                                                                             53,251
                                                                                 ---------------
                                                                                 $    8,122,852
                                                                                 ===============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt, net of discount of $2,891                   $      307,334
  Current portion of capital lease obligations                                           92,712
  Accounts payable                                                                    2,061,266
  Accrued expenses                                                                      538,145
  Amount due former Novus shareholders, current portion                                 977,473
  Deferred revenues                                                                     458,429
  Related party notes payable, net of discount of $163,939                            1,161,061
  Severance obligations payable                                                         490,755
  Other current liabilities                                                               9,741
                                                                                 ---------------
        Total current liabilities                                                     6,096,916

Long-term debt, net of current portion and net of discount of $6,264                     36,181
Capital lease obligations, net of current portion                                       426,136
Amount due former Novus shareholders                                                    179,579
Other long-term liabilities                                                              33,115
                                                                                 ---------------
        Total liabilities                                                             6,771,927
                                                                                 ---------------
Commitments and contingencies (Note 9)
Stockholders' equity:
  Convertible preferred stock, Series A, par value $.01; authorized
    1,608,612 shares; 1,605,598 shares issued and outstanding                            16,056
  Convertible preferred stock, Series B, par value $.01; authorized
    1,449,204 shares;  1,449,204 shares issued and outstanding                           14,492
  Non-convertible preferred stock, Series C, par value $.01; authorized
    21,738,000 shares; 916,667 shares issued and outstanding                              9,167
  Common stock, par value $.01; authorized 150,000,000 shares;
    8,619,400 shares issued and outstanding                                              86,194
  Additional paid-in capital                                                          6,776,395
  Accumulated deficit                                                                (5,458,237)
  Accumulated other comprehensive loss:
    Cumulative foreign currency translation adjustments                                 (93,142)
                                                                                 ===============
        Total stockholders' equity                                                    1,350,925
                                                                                 ---------------
                                                                                 $    8,122,852
                                                                                 ===============

                          See accompanying notes to condensed consolidated financial statements.



                                    BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)


                                                                                  THREE MONTHS          THREE MONTHS
                                                                                     ENDED                 ENDED
                                                                                 MARCH 31, 2007        MARCH 31, 2006
                                                                                 --------------        --------------

Cash flows from operating activities:
  Net loss                                                                       $  (1,357,531)        $    (470,508)
  Adjustments to reconcile loss from continuing operations
    to net cash provided by (used in) operating activities:
      Depreciation                                                                      46,130                42,759
      Amortization of intangible assets                                                 60,572               245,265
      Increase in the reserve for doubtful accounts                                      6,503                     -
      Non-cash compensation expense recognized on issuance of stock options             53,999                19,976
      Amortization of loan discount                                                    430,802                     -
      Changes in operating assets and liabilities:
        Accounts receivable                                                           (371,675)             (218,474)
        Income tax receivable                                                          250,000                     -
        Prepaid expenses and other current assets                                        9,660               (19,238)
        Pending business combination direct costs                                     (182,776)                    -
        Other assets                                                                    87,815                  (939)
        Accounts payable                                                               677,233              (224,511)
        Accrued expenses                                                              (189,385)              244,200
        Deferred revenues                                                              127,648                25,934
        Payments of severance liability                                                (57,221)                    -
        Other current liabilities                                                      (22,898)               (2,612)
                                                                                 --------------        --------------
                Net cash used in operating activities                                 (431,124)             (358,148)
                                                                                 --------------        --------------

Cash flows from investing activities:
  Purchase of equipment                                                                 (6,713)              (52,062)
  Payments for business combinations direct costs                                       (1,102)             (375,595)
                                                                                 --------------        --------------
                Net cash used in investing activities                                   (7,815)             (427,657)
                                                                                 --------------        --------------

Cash flows from financing activities:
  Proceeds from bank loans                                                                   -               292,721
  Repayment of bank loans                                                              (22,507)                    -
  Repayment of capital lease obligations                                               (22,545)              (11,456)
  Proceeds from related party loans                                                    400,000                     -
                                                                                 --------------        --------------
                Net cash provided by financing activities                              354,948               281,265
                                                                                 --------------        --------------

  Effect of exchange rate changes on cash and cash equivalents                         (10,189)               (6,720)
                                                                                 --------------        --------------

                Net cash used in operations                                            (94,180)             (511,260)
                                                                                 --------------        --------------

Cash and cash equivalents, beginning of period                                         706,197             1,223,169
                                                                                 --------------        --------------
Cash and cash equivalents, end of period                                         $     612,017         $     711,909
                                                                                 ==============        ==============

                                           (continued on the following page)



                                    BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continuation)
                                                      (Unaudited)


                                                                                  THREE MONTHS          THREE MONTHS
                                                                                     ENDED                 ENDED
                                                                                 MARCH 31, 2007        MARCH 31, 2006
                                                                                 --------------        --------------

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                                                     $      19,562         $       2,654
                                                                                 ==============        ==============
    Income taxes                                                                 $           -         $           -
                                                                                 ==============        ==============

Supplemental disclosure of non-cash investing and financing activities:
  Acquisition of equipment under capital leases                                  $     360,090         $           -
  Issuance of warrants                                                           $     185,187         $           -
  Preferred Stock Series A dividend                                              $         315         $         310
  Acquisition of a company:
    Net assets acquired                                                          $           -         $     901,885
    Net liabilities assumed                                                      $           -         $     422,688
    Common stock issued as consideration for acquisition                         $           -         $      79,197

                        See accompanying notes to condensed consolidated financial statements.

                                                           6

                 BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

BPO Management Services, Inc and Subsidiaries (the "Company") was incorporated in Delaware and commenced operations on July 26, 2005. On December 15, 2006, the Company entered into a merger agreement with netGuru, Inc. (netGuru). The shareholders of the Company received aggregate netGuru equity comprised of 7,336,575 shares of common stock, 1,567,095 shares of Series A preferred stock, 1,449,200 shares of Series B preferred stock, and 916,666 shares of Series C preferred stock, which represented the majority of the outstanding shares after the merger. Therefore, the merger was treated as a "reverse merger" and the previously outstanding shares of netGuru were treated as an equity transaction by the Company. The Company is a provider of business process outsourcing services offering enterprise content management ("ECM") services, information technology outsourcing ("ITO") services and human resource outsourcing ("HRO") services to middle market enterprises located primarily in the United States and Canada.

For accounting purposes, the acquisition has been treated as a recapitalization of Former BPOMS with Former BPOMS as the acquirer. The historical financial statements prior to December 15, 2006, are those of the Former BPOMS which began operations on July 26, 2005. All share-related data has been presented giving effect to the recapitalization resulting from the reverse merger.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Item 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The interim financial statements should be read in conjunction with the Company's consolidated financial statements and related footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of BPOMS and its wholly-owned subsidiaries. All significant intercompany accounts, transactions and profits among the consolidated entities have been eliminated upon consolidation. Each of the following entities is included in consolidation as of the Company's formation or the subsidiary's date of acquisition.

                COMPANY                      INCEPTION/ACQUISITION DATE
                -------                      --------------------------
        BPO Management Services, Inc.        Inception date: July 26, 2005
        Adapsys Document Management LP       Acquired: July 29, 2005
        Adapsys LP                           Acquired: July 29, 2005
        Digica, Inc.                         Acquired: January 1, 2006
        Novus Imaging Solutions, Inc.        Acquired: September 30, 2006
        netGuru, Inc.                        Acquired: December 15, 2006

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. Our most significant assumptions are employed in determining values for uncollectible accounts receivable, depreciation, intangible asset valuation and useful lives, goodwill impairments contingencies, determination of the remaining severance obligation, valuation of share based payments revenue recognition and the valuation of liabilities resulting from a business combination as well as estimates used in applying our revenue recognition policy . The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates. In estimating the fair value of stock-based payments, we use the current quoted market price of our underlying common share for stock awards, and the Black-Scholes Option Pricing Model for stock options and warrants. We estimate our expected volatility of our common share based on the average volatilities of similar entities for an appropriate period following their going public; and we estimate the expected term of the option, taking into account both the contractual term of the option and the effects of employees' expected exercise and post-vesting employment termination behavior.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At March 31, 2007, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations approximated their fair value, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date.

FOREIGN CURRENCY TRANSLATION

The financial position and operating results of all foreign operations are consolidated using the local currencies of the countries in which the Company operates as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation adjustments are recorded directly into a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations and were not material for the three months ended March 31, 2007 and 2006.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances at financial institutions that management believes possess high-credit quality. At March 31, 2007, the Company had $249,808 on deposit that exceeded the United States (FDIC) federal insurance limit. At March 31, 2007, the Company has $13,394 (the accounts are in Canadian dollars with a value of $15,475 CDN) on deposit that exceeded the Canadian (CDIC) insurable limit of $100,000 CDN per entity per bank. The Canadian funds insurance is limited to Canadian currency deposits only and does provide coverage to money master high interest savings accounts (money market accounts) but all accounts are considered in the overall limitation per entity per bank.


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

Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to nine months. The Company did not have any fixed price contracts at March 31, 2007. Fees for certain services are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer's fee is determinable. The customer's fee is negotiated at the onset of the arrangement.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company sells its products and services to its customers on credit terms; granting credit to those who are identified credit worthy based on an analysis of the entities credit history. A provision is made for an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based upon its historical collection experience and a review of the current collectibility status of accounts receivable - trade. Specific accounts receivable that are eventually determined to be uncollectible are charged against the allowance for doubtful accounts when identified. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

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

RESEARCH AND DEVELOPMENT

The Company's research and development ("R&D") costs consist mainly of software developers' salaries. The Company follows the provisions of SFAS No. 86 to capitalize software development costs when technological feasibility has been established and to stop capitalization when the product is available for general release to customers. The Company expenses development costs when they are related to enhancement of existing software products.

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

SHARE-BASED COMPENSATION

The Company accounts for share-based compensation to employees pursuant to SFAS No.123(R), "Share Based Payment," which requires that all share-based compensation to employees, including grants of employee stock options, be recognized as expense in the Company's financial statements based on their respective grant date fair values. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, share based compensation for 2006 has been reduced by estimated forfeitures.

SFAS 123(R) requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes-Merton option pricing model, which incorporates various assumptions including volatility, expected life, expected dividend and interest rates. As a private company, Former BPOMS did not have a history of market prices of its common stock, and as such, the Company used an estimated volatility in accordance with SAB No. 107 "Share Based Payment." In 2006, the Company used the volatility of the stock price of netGuru, BPOMS' predecessor company, adjusted to remove the effects of divestitures, cash distributions, and the reverse merger which BPOMS deems not representative of the events that would take place during expected term of the options that were valued. The expected life of awards was based on the simplified method as defined in SAB No. 107. The risk-free interest rate assumption was based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption was based on the company's history and expectation of not paying any dividends in the foreseeable future. Forfeitures were estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses the straight line amortization method to record expenses under this statement and recognized share-based compensation expense. The fair value of the Company's stock options granted to employees was estimated using the following assumptions:

        Expected Dividend yield                          --
        Expected volatility                              125%
        Risk-free interest rate                          4.6%-5.03%
        Expected option lives (in years)                 7
        Estimated forfeiture rate                        7%

For the three months ended March 31, 2007 and 2006, respectively, the Company recognized $53,999 and $19,976 in share-based compensation expense. The Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense if there are any modifications or cancellation of the underlying unvested securities. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions. Share-based compensation expense was recorded in selling, general and administrative expense.

VALUATION OF THE COMPANY'S COMMON SHARES AT THE TIME OF GRANT

The Company granted shares of its common stock as partial consideration for the acquisition of Digica in January 2006. The fair values of these grants were determined based on recent sales of the Company's securities.

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

RETIREMENT PLANS

The Company and certain of its United States subsidiaries have qualified cash or deferred 401(k) retirement savings plans. The plans cover substantially all United States employees who have attained age 21 and have one year of service. Employees may contribute up to 15% of their compensation. The Company does not make matching contributions to the plan, except in one subsidiary, where it matches 100% of the employee contribution up to a maximum of 4%. For the quarters ended March 31, 2007 and 2006, the Company contributions to the plan amounted to $6,465 and $7,257, respectively.


RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 2006 consolidated financial statements to conform to the fiscal 2007 presentation. The primary reclassifications relate to the presentation of the three business segments and the presentation of share and per share data giving effect to the one-for-fifteen reverse stock split, the reverse merger of BPOMS into netGuru, Inc. and the resulting recapitalization of equity.

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB Statement No. 128, Earnings Per Share, we calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of March 31, 2007 and 2006, all potentially dilutive common stock equivalents amounted to 4,775,127 and 2,978,602 shares, respectively.

The following table illustrates the computation of basic and diluted net loss per share:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                        --------------------------------
                                                             2007              2006
                                                        --------------    --------------
        Numerator:
        Net Loss                                        $  (1,357,531)    $    (470,508)
        Less:
          Preferred Dividends paid in stock                   (31,797)                -
        Loss and numerator used in computing basic
          and diluted loss per share
                                                        $  (1,389,328)    $    (470,508)
                                                        ==============    ==============


        Denominator:
        Denominator for basic and diluted net loss per share -
          Weighted average number of common shares
          outstanding                                       8,619,400         7,131,277
                                                        ==============    ==============

        Basic and diluted net loss per share            $       (0.16)    $       (0.07)
                                                        ==============    ==============

                                       12

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the company reported net losses in both the reporting periods:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                        --------------------------------
                                                             2007              2006
                                                        --------------    --------------
    Options to purchase shares of common stock                783,400           212,778
    Warrants to purchase shares of common stock               936,929           170,736
    Shares of convertible preferred stock - Series A        1,605,598         1,145,888
    Shares of convertible preferred stock - Series B        1,449,200         1,449,200
                                                        --------------    --------------
         Total                                              4,775,127         2,978,602
                                                        ==============    ==============

COMPREHENSIVE INCOME (LOSS)

The net loss reflected on our Consolidated Statements of Operations substantially represents the total comprehensive loss for the periods presented.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS



      ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

In June 2006, the FASB issued Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning January 1, 2007. The Company believes that adoption of FIN 48 will not have a material effect on its financial position, results of operations or cash flows.

      FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. Adoption of SFAS No. 157 did not have a material effect on our financial position, results of operations or cash flows.

3.    DEBT

SHORT-TERM RELATED PARTY DEBT

Short-term related party debt consisted of the following at March 31, 2007:

a. Notes payable to 2 officers, who are also significant
   shareholders, secured by all assets of the Company,
   interest rate of 9%, effective interest rate of 42%           $    1,200,000
b. Note payable to a former owner of an acquired
   Subsidiary, secured by the Company's main operating
   account and related proceeds, which has not been
   perfected, interest rate of 10%                                      125,000
                                                                 --------------

       Total short-term related party debt before
          Unamortized discount                                        1,325,000

          Less: Unamortized discount                                   (163,939)
                                                                 --------------
                                                                 $    1,161,061
                                                                 --------------

Long-term debt, including capital lease obligations, consisted of the following at March 31, 2007:

a. Credit facility from Bank of Nova Scotia,
   secured by assets of the Company, variable
   annual interest rate of 7% at March 31, 2007                  $      196,280
b. Operating line of credit from Bank of Nova Scotia,
   secured by assets of the Company, variable annual
   interest rate of 7.25% at March 31, 2007                              94,042
c. Loan from Business Development Bank of Canada,
   expiring May 21, 2010, variable annual interest
   rate of 11.25% at March 31, 2007                                      54,924
d. Collateralized loan payable to Chrysler Financial,
   expiring March 2008, fixed interest rate of 13.9%                      7,424
e. Capital lease obligations maturing at dates ranging
   from November 30, 2009 to December 31, 2011, secured
   by the leased assets                                                 658,429
                                                                  -------------

       Total long-term debt before unamortized discount
         and imputed interest                                         1,011,099
       Less: Imputed interest and unamortized discount                 (148,736)
                                                                  -------------
                  Long-term debt                                        862,363
                  Less: current portion                                 400,046
                                                                  -------------
                                                                  $     462,317
                                                                  -------------

A.    CREDIT FACILITY FROM BANK OF NOVA SCOTIA

Adapsys LP has a credit facility with Bank of Nova Scotia. The credit facility is an operating line of credit with a maximum availability of approximately $258,000, secured by all present and future personal property of the Company and carries an annual interest rate of Canadian prime rate plus 1%, which amounted to 7% at March 31, 2007. The credit facility is subject to two covenants, the borrowing base covenant and the tangible net worth covenant. The borrowing base covenant limits the Company's operating loans not to exceed the lesser of $258,000 or the operating limit of the borrowing base, defined as an amount equivalent to 75% of the Company's certain accounts receivables less security interest or charges or specific payables which have or may have priority over the bank's security. The tangible net worth covenant requires the Company to maintain a tangible net worth in excess of approximately $429,000. Tangible net worth is defined by the bank as stockholders' equity less amounts due from related parties, investment in affiliates and intangible assets as defined by the bank. At March 31, 2007, the Company was not in compliance with the tangible net worth or the borrowing base covenants, and had an outstanding balance of approximately $196,280.

B.    OPERATING LINE OF CREDIT FROM BANK OF NOVA SCOTIA

Adapsys Document Management LP ("ADM") has a operating line of credit with the Bank of Nova Scotia. The operating line of credit has a maximum availability of approximately $129,000, secured by all present and future personal property of the Company and carries an annual interest rate of Canadian prime rate plus 1.25% which amounted to 7.25% at March 31, 2007. The operating line is subject to two covenants, the borrowing base covenant and the tangible net worth covenant. The borrowing base covenant limits ADM's operating loans not to exceed the lesser of $129,000 or the operating limit of the borrowing base, defined as an amount equivalent to 75% of ADM's certain accounts receivables less security interest or charges or specific payables which have or may have priority over the bank's security. The tangible net worth covenant requires ADM to maintain a tangible net worth in excess of approximately $129,000. Tangible net worth is defined by the bank as stockholders' equity less amounts due from related parties, investment in affiliates and intangible assets as defined by the bank. At March 31, 2007, ADM was not in compliance with the tangible net worth covenant but was in compliance with the borrowing base covenant and had an outstanding balance of approximately $94,042 under this operating line.

C.    TERM LOAN FROM BUSINESS DEVELOPMENT BANK OF CANADA

ADM has a term loan with the Business Development Bank of Canada that expires on May 21, 2010. The interest rate on this loan is bank's floating rate plus 3.25% and monthly principal re-payments are approximately $1,433. At March 31, 2007, the annual rate of interest on this loan was 11.25% and the balance outstanding was approximately $54,924. The loan is secured by a general security agreement from ADM and joint and several personal guarantees in the amount of approximately $43,000 by two former principals of ADM who were also the Company's 5% shareholders. The Company issued a 7-year warrant to purchase 5,435 shares of the Company's common stock at an exercise price of $0.03 per share to each of these shareholders in return for their loan guarantees. The warrants, valued at approximately $11,049, were recorded as a discount to the term loan. The value of the warrants is being amortized to interest expense over the term of the loan. Unamortized discount at March 31, 2007 was approximately $9,155.

D.    LOAN PAYABLE TO CHRYSLER FINANCIAL

Digica has a loan payable to Chrysler Financial collateralized by a vehicle with a net book value of $12,000. The loan has a fixed annual interest rate of 13.9% and matures in March 2008. At March 31, 2007, the loan balance was $7,424.

E.    CAPITAL LEASES

Capital leases consist primarily of equipment leases for the U.S. entities. The Company added approximately $360,090 to capital leases in the first quarter of fiscal 2007.

Long-term debt, excluding unamortized discount, and capital lease obligations mature in each of the following years ending March 31:

                                    Long-Term Debt     Capital Lease Obligations

2008                                $      310,225     $     142,446
2009                                        17,287           141,376
2010                                        14,883           139,660
2011                                        10,275           134,256
2012                                             -           100,692
Thereafter                                       -                 -
                                    --------------     --------------
Total minimum payments              $      352,670     $     658,430
Less: amount representing interest                          (139,581)
                                                       --------------
Present value of minimum capital lease payments        $     518,849
                                                       --------------

4.    ESTIMATED SEVERANCE LIABILITY

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

The Company believes that the severance liability balance of $490,755 at March 31, 2007 is sufficient to satisfy the remaining amounts due.

5.    CONCENTRATION OF SALES AND CREDIT RISK

The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable balances. None of the Company's customers accounted for more than 10% of the Company's consolidated net sales during the three months ended March 31, 2007.

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

7.    SEGMENT AND GEOGRAPHIC DATA

The Company is a business process outsourcing services provider. The Company's operating segments are:

      o     ECM
      o     ITO and
      o     HRO

The Company applies the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. The Company's management monitors unallocable expenses related to the Company's corporate activities in a separate "Corporate," which is reflected in the tables below.

The significant components of worldwide operations by reportable operating segment are:

                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                        --------------------------------
                                                             2007              2006
                                                        --------------    --------------
        NET REVENUES
        ECM (a)                                         $   1,009,771     $   1,069,378
        ITO                                                   980,305           441,115
        HRO                                                    10,518           111,375
                                                        --------------    --------------
                Consolidated                            $   2,000,594     $   1,621,868
                                                        ==============    ==============

        OPERATING LOSS
        ECM                                             $    (365,573)    $     (56,500)
        ITO                                                   (16,644)         (103,298)
        HRO                                                   (70,816)         (279,953)
        Corporate                                            (412,443)          (32,639)
                                                        --------------    --------------
                Consolidated                            $    (865,476)    $    (472,390)
                                                        ==============    ==============

        DEPRECIATION AND AMORTIZATION EXPENSE
        ECM                                             $      21,832     $       8,226
        ITO                                                    29,139            29,913
        HRO                                                     2,598                 -
        Corporate                                              53,133             4,620
                                                        --------------    --------------
                Consolidated                            $     106,702     $      42,759
                                                        ==============    ==============

(a) ECM revenue for the quarter ended March 31, 2006 includes $414,566 in revenue from a contract that ended in February 2006

The Company's operations are based in foreign and domestic subsidiaries and branch offices in the U.S., Canada and Germany. The following are significant components of worldwide operations by geographic location:

                                                  FOR THE THREE MONTHS
                                                     ENDED MARCH 31,
                                             --------------------------------
                                                  2007              2006
                                             --------------    --------------
        NET REVENUE
        North America                        $   1,884,311     $   1,621,868
        Europe                                     116,283                 -
                                             --------------    --------------
                Consolidated                 $   2,000,594     $   1,621,868
                                             ==============    ==============

        EXPORT SALES
        North America                        $           -     $           -
                                             ==============    ==============


                                                   AT                AT
                                                MARCH 31,       DECEMBER 31,
        LONG-LIVED ASSETS                         2007              2006
                                             --------------    --------------
        North America                        $   6,034,339     $   5,638,220
        Europe                                      23,890            25,874
                                             --------------    --------------

                Consolidated                 $   6,058,229     $   5,664,094
                                             ==============    ==============

8.    COMMITMENTS AND CONTINGENCIES

Financial Results, Liquidity and Management's Plan activities

The Company has incurred losses for the three-month periods ended March 31, 2007 and 2006 of $1,357,531 and $470,508, respectively. Despite its negative cash flows from operations for the three-month periods ended March 31, 2007 and 2006 of $431,124 and $358,148, reactively , the Company has been able to obtain operating capital through a private debt funding source, the sale of shares of its common stock and through the exercise of warrants to purchase shares of its common stock. Management's plans include the continued development and implementation of its business plan.

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


Amount due former Novus shareholders

The purchase agreement pursuant to which the Company acquired Novus provides for the cash portion of the purchase price to be paid on the earlier of the extended date of May 18, 2007 or the closing of a one million dollars investment in the Company by persons other than the Company's current shareholders. If the cash portion of the purchase price is not paid when required, then the former owners of Novus will have the right to rescind the Novus sales agreement and to purchase for $1.00 from the Company all of the assets and liabilities of the Deines business unit.

OPERATING LEASES

The Company leases certain facilities and equipment under non-cancelable operating leases. The facility leases include options to extend the lease terms and provisions for payment of property taxes, insurance and maintenance expenses.

At March 2007, future minimum annual rental commitments under these lease obligations were as follows:

For the twelve months ending March 31:

        2008                           $    342,183
        2009                                256,935
        2010                                258,859
        2011                                170,864
        2012                                  3,503
        Thereafter                              914
                                       ------------
                                       $  1,033,258
                                       ============

Rent expense was $150,218 and $184,103 for the three months ended March 31, 2007 and 2006, respectively.


LITIGATION

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

The Company is currently the defendant in three Canadian civil lawsuits, all of which involve individuals who were former employees of the Adapsys entities. The basis for all three lawsuits by the former employees is the amount and timing of payments due them from the Company resulting from their termination. The Company believes that it has created an adequate liability to cover the amounts that will eventually be determined to be due the still remaining plaintiffs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

      o     Our ability to continue as a going concern;
      o Our ability to obtain additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future;
      o Our ability to successfully implement our business plans and the possibility of strategic acquisitions;
      o     Our ability to attract and retain strategic partners and alliances;
      o     Our ability to hire and retain qualified personnel;
      o     The risks of uncertainty of protection of our intellectual property;
      o Risks associated with existing and future governmental regulation to which we are subject; and
      o Uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

OVERVIEW

We were incorporated in 1981 under the name Research Engineers, Inc. and changed our name to netGuru, Inc. in 2000. On December 15, 2006, we acquired all of the outstanding common stock of privately held BPO Management Services, Inc. ("Former BPOMS") in a reverse merger ("Merger"). Upon Merger, we adopted the accounting acquirer's year end of December 31. We are a Delaware corporation.

We provide business process outsourcing (BPO) services to enterprises in the United States and Canada. "BPO" refers to the outsourcing of entire business processes, typically to reduce cost and/or to improve the performance of that process. Our objective is to provide a comprehensive suite of BPO functions to support the back-office business requirements of middle-market enterprises throughout North America and Europe on an outsourced and/or recurring revenue basis.

Our primary business offerings are:

      o Document and data management solutions, also known as enterprise content management or "ECM" including Finance and Accounting Services Outsourcing or "FAO";
      o     Information technology services outsourcing or "ITO"; and
      o     Human resources outsourcing or "HRO".

CRITICAL ACCOUNTING POLICIES

We have identified the following as accounting policies that are the most critical to aid in understanding and evaluating our financial results:

      o     revenue recognition;
      o     allowance for doubtful accounts receivable; and
      o     impairment of long-lived assets, including goodwill.

      REVENUE RECOGNITION

      We derive revenues from:

      o Enterprise content management services, including collaborative software products and services;
      o     IT outsourcing services; and
      o     Human resources outsourcing services.

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

      DELIVERY HAS OCCURRED OR SERVICES HAVE BEEN PERFORMED

We perform all services or deliver all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. Professional consulting services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer's designated location.

      THE FEE FOR THE ARRANGEMENT IS FIXED OR DETERMINABLE

Prior to recognizing revenue, a customer's fee is either fixed or determinable under the terms of the written contract. Fees for most monthly services, professional consulting services, and equipment sales are fixed under the terms of the written contract. Fees for certain services are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer's fee is determinable. The customer's fee is negotiated at the outset of the arrangement.

      COLLECTIBILITY IS REASONABLY ASSURED

We determine that collectibility is reasonably assured prior to recognizing revenue. We assess collectibility on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer's financial position and ultimately its ability to pay. We do not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue will be recognized on a cash basis.

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

We recognize revenues from our IT services primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as we perform IT services. Certain IT services contracts may be fixed price contracts where we would measure progress toward completion by mutually agreed upon pre-determined milestones and recognize revenue upon reaching those milestones. Our fixed price IT contracts typically are for a short duration of one to nine months. We did not have any uncompleted fixed price IT contracts at March 31, 2007.

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

      IMPAIRMENT OF LONG-LIVED ASSETS INCLUDING GOODWILL

At inception, we adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. Pursuant to SFAS No. 142, we were required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption.

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

We assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and determined that there was no impairment to goodwill. As of March 31, 2007, our goodwill account balance was $4,115,041.

                      CONSOLIDATED RESULTS OF OPERATIONS -
    THREE MONTHS ENDED MARCH 31, 2007 VS. THREE MONTHS ENDED MARCH 31, 2006

The privately held Former BPOMS began operations in July 26, 2005 and merged with the then publicly-held netGuru, Inc. on December 15, 2006 in a reverse merger ("Merger"). For accounting purposes, the acquisition has been treated as a recapitalization of Former BPOMS with Former BPOMS as the acquirer. The historical financial statements prior to December 15, 2006, are those of the Former BPOMS.

Certain reclassifications have been made to the fiscal 2006 consolidated financial statements to conform to the fiscal 2007 presentation. The primary reclassifications relate to the presentation of the three business segments and the presentation of share and per share data giving effect to the one-for-fifteen reverse stock split, the Merger, and the resulting recapitalization of equity.

The following entities of BPOMS are included in the consolidated results of operations from the date of their respective acquisitions:

                                                         ACQUISITION DATE
                                                    -------------------------

        ADAPSYS Document Management LP                   July 29, 2005
        ADAPSYS LP                                       July 29, 2005
        Digica, Inc.                                     January 1, 2006
        Novus Imaging Solutions, Inc.                    September 30,2006
        netGuru, Inc.                                    December 15, 2006

During the quarter ended March 31, 2007 the Company incurred a number of expenses that are not necessarily indicative of its ongoing activities, rather, the result of acquisition activities or because the economies of planned consolidation had been delayed while negotiations for equity financing continued. These include:

      o Legal fees in excess of an estimated normal run-rate, estimated to be approximately $80,000;
      o     Moving expenses of approximately $15,000;
      o     Interest charges of approximately $54,000;
      o     Incremental payroll costs of $59,000; and
      o Increased operating expenses associated with the ongoing integration of the Novus and netGuru business units.

Additionally, during the quarter ended March 31, 2007, the Company incurred non-cash expenses that were not incurred in the same quarter in fiscal 2006. These included amortization of deferred debt discount of $430,802, compensation expense recognized on issuance of stock options of $53,999, and amortization of intangible assets of $60,572.

Net Revenues

      The following table presents our net revenues by operating segment:

                                          THREE MONTHS ENDED MARCH 31,
                                        --------------------------------
                                             2007              2006
                                        --------------    --------------
      NET REVENUES

        ECM (a)                         $   1,009,771     $   1,069,378
        % of total net revenues                 50.5%             65.9%

        ITO                                   980,305           441,115
        % of total net revenues                 49.0%             27.2%

        HRO                             $      10,518     $     111,375
        % of total net revenues                  0.5%              6.9%
                                        --------------    --------------
          Total net revenues            $   2,000,594     $   1,621,868
                                        ==============    ==============

      Note (a): ECM revenue in the quarter ended March 31, 2006 includes $414,566 in revenue from a contract that ended February 2006.

      Total net revenues increased by $378,725 (23.4 %) to $2,000,594 during the three months ended March 31, 2007 from $1,621,869 during the same period in the prior year. Our total net revenues primarily consisted of net revenues from (1) enterprise content management (2) IT Outsourcing services and (3) human resource outsourcing services.

    ENTERPRISE CONTENT MANAGEMENT ("ECM")

      Net revenue from ECM products and services during the three months ended March 31, 2007 decreased by $59,607 or 5.6% to $1,009,771 from $1,069,378 during the three months ended March 31, 2006. Excluding the effect of the terminated Adapsys contract in the first quarter of fiscal 2006, ECM net revenues increased by $354,959 or 54.2%. Net revenue in the ECM business segment in the first quarter of fiscal 2007 also includes net revenue from Novus Imaging Solutions, Inc. ("Novus") which was acquired in October 2006 and net revenues from netGuru, Inc. ("netGuru"), which was acquired in December 2006. The ECM segment includes our ECM solutions group and our collaborative software products and related services. The majority of our ECM solutions group services and our collaborative software revenue are generated from service-oriented projects where the revenue is recognized only upon the completion of specific project deliverables. The timing of these projects and the completion and recognition of revenue from various size projects creates variability in our ECM solutions group services revenues and collaborative software net revenues between quarters and fiscal years.

      In addition, the Company is working on completing a previously announced acquisition in this segment, which, if completed, is expected to significantly increase both revenues and profitability of this segment in the near future.

    IT OUTSOURCING SERVICES ("ITO")

      Net revenue from ITO increased 122.2% to $980,305 during the first quarter of fiscal 2007 from $441,115 in the first quarter of fiscal 2006. The ITO segment includes approximately $453,000 of revenues from our newly acquired IT operations in Massachusetts in the first quarter of fiscal 2007 which were absent in the first quarter of fiscal 2006 and approximately $86,000 in higher revenues from the Digica operations.

    HUMAN RESOURCE OUTSOURCING SERVICES ("HRO")

      During the first quarter of fiscal 2007, net revenues from HRO declined 90.6% to $10,518 from $111,375 during the first quarter of fiscal 2006. The HRO segment currently consists of a small project/consulting group that delivers HRO related services to our clients on a project basis. We have developed a strong pipeline of HRO related opportunities which we estimate will bring increasing revenues in future periods. In addition, we are working to complete a previously announced acquisition, which upon completion, is expected to form the cornerstone of our HRO offering in the future and bring increasing revenues and profitability to this segment.

OPERATING EXPENSES

      The following table presents our operating expenses and the percentage of total net revenues:

                                                  THREE MONTHS ENDED MARCH 31,
                                                --------------------------------
                                                     2007              2006
                                                --------------    --------------
OPERATING EXPENSES
  Cost of services                              $     902,473     $     419,640
  % of total net revenue                                45.1%             25.9%

  Selling, general and administrative expenses  $   1,843,587     $   1,654,642
  % of total net revenue                                92.2%            102.0%

  Research and development expenses                    66,011                 -
  % of total net revenue                                 3.3%                -%

  Share-based compensation expense                     53,999            19,976
  % of total net revenue                                 2.7%              1.2%

  Total operating expenses                      $   2,866,070     $   2,094,258
  % of total net revenue                               143.5%            129.2%

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative ("SG&A") expenses increased by $188,945 (11.4%) to $1,843,587 during the first quarter of fiscal 2007 from $1,654,642 during the first quarter of fiscal 2006 primarily due to higher professional fees and higher intangible amortization expense from the assets acquired in the previous year, and higher business integration expense associated with the consolidation of the newly acquired business operations. Additionally, SG&A expenses in the first quarter of fiscal 2007 included those of Novus in the amount of $193,721 and of entities acquired from netGuru in the amount of $228,350 that were not present in the first quarter of 2006 since they were acquired in the fourth quarter ended December 2006.

    RESEARCH AND DEVELOPMENT EXPENSES

      Research and development ("R&D") expenses consist primarily of software developers' wages. In the first quarter of fiscal 2006 there were no R&D expenses since the Web4 division which is the primary generator of R&D expense was acquired in the fourth quarter of fiscal 2006. We anticipate that R&D expenses will be approximately $645,000 in 2007.

    SHARE-BASED COMPENSATION EXPENSE

      We recorded share-based compensation expense of $53,999 in the first quarter of fiscal 2007 compared to $19,976 in the same period in the prior year.

OPERATING LOSS BY SEGMENT

      Operating loss in the ECM segment increased to $365,573 in the first quarter of fiscal 2007 from $56,499 due to the absence of contribution from a large contract that ended in February 2006 as well as higher business integration expenses and an increase in the ratio of lower margin third party product sales compared to higher margin project revenues in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The decrease in operating loss in the ITO segment to $16,644 in the first quarter of fiscal 2007 from $103,297 in the first quarter of fiscal 2006 is primarily due to higher revenues from acquired entities and organic growth in the ITO segment during the first quarter of fiscal 2007 compared to the same period in the prior year. The decrease in operating loss in the HRO segment is primarily due to decrease in salaries in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Corporate expenses increased to $412,443 in the first quarter of fiscal 2007 from $32,540 in the first quarter of 2006 primarily due to additional employees in the corporate headquarters, increased professional fees, intangible amortization expense and share-based compensation expense. The following table details the operating loss by segment:

                                       THREE MONTHS ENDED MARCH 31,

                              2007        % OF TOTAL     2006        % OF TOTAL
                          --------------  ----------  ------------   ----------
ECM                            (365,573)     42.2%        (56,499)      11.9%
ITO                             (16,644)      1.9%       (103,297)      21.9%
HRO                             (70,816)      8.2%       (279,953)      59.3%
Corporate                      (412,443)     47.7%        (32,541)       6.9%
                          --------------              ------------
  Consolidated                 (865,476)    100.0%       (472,290)     100.0%
                          ==============              ============

OTHER EXPENSE (INCOME)

      The following table presents our other expense (income) and its percentage of total net revenues:

                                                  THREE MONTHS ENDED MARCH 31,
                                                --------------------------------
                                                     2006              2005
                                                --------------    --------------
OTHER EXPENSE (INCOME)
  Interest expense, net                         $     504,294     $      (2,125)
  % of total net revenue                                25.2%             (0.1)%

  Other income                                  $     (12,239)    $         243
  % of total net revenue                                (0.6)%            (0.0)%

  Total other expense                           $     492,055     $      (1,882)
  % of total net revenue                                24.6%             (0.1)%

    INTEREST EXPENSE, NET

      Net interest expense increased by $506,419 in the first quarter of fiscal 2007 to $504,294 from net interest income of $2,125 in the first quarter of fiscal 2006 primarily due to $430,802 in amortization of the value of warrants issued pursuant to bridge loans, $23,671in interest expense on bridge loans, $18,320 in interest expense related to purchase price payable to sellers of Novus and $12,000 in loan origination fees.

    INCOME TAXES

      In first quarter of fiscal 2007 and fiscal 2006, we recorded no income tax expense since we had incurred net losses from operations.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal sources of liquidity at March 31, 2007 consisted of $612,017 in cash and cash equivalents. Cash and cash equivalents decreased by $94,180 during the first quarter of fiscal 2007. We incurred net losses from operations of $865,476 and $472,389 and used cash in operations of $431,124 and $358,148 in the first quarter of 2007 and 2006, respectively.

      The primary reasons for cash used in operations during the first quarter of fiscal 2007 were: net loss of $1,357,531 that included non-cash charges related amortization of the loan discount in the amount of $430,802, depreciation and amortization expense of $106,702, and share-based compensation expense of $53,999. In addition, the timing differences in the payment of our current liabilities and collection of our current assets also contributed to the cash used in operations.

      The primary reason for cash used in operations during the first quarter of 2006 was net loss of $470,508 which included $245,265 of cost allocated to one large contract acquired from the ADAPSYS entities in 2005.

      Net cash used in investing activities in the first quarter of fiscal 2007 was $7,815, primarily for purchase of property, plant and equipment. In the first quarter of 2006, net cash used in investing activities was $427,657, primarily due to the payment to acquire Digica, net of cash acquired.

      Net cash provided by financing activities during the first quarter of 2007 was $354,948 compared to $281,265 in the first quarter of 2006. In the first quarter of fiscal 2007, we received $400,000 in cash proceeds from bridge loans and repaid bank debt in the amount of $22,508. The bridge loan was provided by Mr. Dolan, our chief executive officer and we issued a warrant to purchase 133,333 shares of common stock pursuant to the bridge loan agreement.

      We have funded our operations primarily from the private placement of shares of our common stock and preferred stock and through the founders bridge loan facility established in August 2006. During the next twelve months, we anticipate raising capital necessary to grow our business and complete additional acquisitions by issuing our equity securities and/or debt in one or more private transactions. We have retained C. E. Unterberg, Towbin as our investment banker to spearhead this effort.

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

      Although we expect to meet our operating capital needs by additional private equity and/or debt transactions, additional draw down on the founders' bridge loan facility, and current economic resources, there can be no assurance that funds required will be available on terms acceptable to us, if at all. If we are unable to raise sufficient funds on acceptable terms, we may be not be able to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

      This uncertainty, recurring losses from operations, limited cash resources, and an accumulated deficit, among other factors, raised doubt about our ability to continue as a going concern and led our independent registered public accounting firm to include an explanatory paragraph related to our ability to continue as a going concern in their report that accompanied our financial statements for the year ended December 31, 2006. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows.

      The following table summarizes our contractual obligations and commercial commitments at March 31, 2007:

                                                       LESS THAN                                  AFTER
                                           TOTAL         1 YEAR      1-3 YEARS     4-5 YEARS     5 YEARS
Long-term debt                             352,670       310,225        32,170        10,275             -

Capital lease obligations*                 658,429       142,446       281,036       234,948             -

Operating leases                         1,033,258       342,183       515,794       174,366           914

Novus purchase price payable             1,157,052       977,473       179,579             -             -

Short term loan payable                    125,000       125,000             -             -             -

Bridge loan payable**                    1,200,000     1,200,000             -             -             -
                                       ------------  ------------  ------------  ------------  ------------

Total contractual obligations            4,526,409     3,097,327     1,008,579       419,589           914
                                       ============  ============  ============  ============  ============

* Excludes imputed interest of $139,580
** Excludes debt discount of $163,939


ITEM 3.  CONTROLS AND PROCEDURES

      Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934.

      During the first quarter of fiscal 2007, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2007, we received cash proceeds of $400,000 from Mr. Patrick Dolan as bridge loan. Pursuant to the bridge loan agreement, we issued Mr. Dolan a 7-year warrant to purchase 133,333 shares of our common stock. The exercise price of the shares is $0.035 and the warrant vested immediately. Using the Black-Scholes Merton option valuation model, a volatility of 125%, risk free rate of 4.75% and the fair value at grant date of $1.40 per share, we valued the warrant to be approximately $185,187. The value of the warrant was recorded as a discount to the bridge loan and is being amortized over the term of the loan. Unamortized loan discount balance at March 31, 2007 was $163,989. In addition to the warrant Mr. Dolan is also entitled to a 3% loan guarantee fee, amounting to $12,000, which has been accrued as of March 31, 2007.

In January 2007, we also issued 309 shares of Series A preferred stock as paid-in-kind dividend to Messrs. Dolan and Cortens based on 1,543,251 shares of Series A preferred stock outstanding as of December 31, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
Number      Description
------      -----------

 10.1 Employment Agreement dated January 26, 2007, by and between the registrant and Donald Rutherford (1)

 31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

 31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
--------------------
  (1) Filed as an exhibit to our Current Report on Form 8-K for January 31, 2007, and incorporated herein by reference.
  (2)  Attached as an exhibit to this Form 10-QSB.

                                   SIGNATURES
                                   ----------

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2007                      BPO MANAGEMENT SERVICES, INC.


                                        By: /s/ Donald W. Rutherford
                                            ------------------------
                                            Donald W. Rutherford
                                            Chief Financial Officer
                                            (principal financial officer and
                                            duly authorized officer)

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