Form 10QSB
period 2007-06-30
BPO Management Services
filed 2007-08-15
CIK 1015920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE

TRANSITION PERIOD FROM _______________ to _______________

Commission file number: 0-28560

BPO MANAGEMENT SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	22-2356861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 9,004,368 on August 1, 2007.Transitional Small Business Disclosure Format (Check one).   Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Page

Item 1. Financial Statements	3
Condensed Consolidated Statements of Operations for the three and six months ended
June 30, 2007 and 2006 (unaudited)	3

Condensed Consolidated Balance Sheet as of June 30, 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
2007 and 2006 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operation	23

Item 3. Controls and Procedures	23

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures	35

Exhibits Attached to this Quarterly Report on Form 10-QSB	36

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006

Revenues:
Enterprise content management	$1,352,273	$727,952	$2,362,044	$1,797,330
IT outsourcing services	1,000,608	428,483	1,980,913	869,598
Human resource outsourcing servicing	3,299	111,306	13,817	222,681
Total revenues	2,356,180	1,267,741	4,356,774	2,889,609

Operating expenses:
Cost of services provided	971,014	545,475	1,873,487	965,115
Selling, general and administrative	2,309,092	1,291,576	4,152,679	2,946,218
Research and development	27,355	-	93,366	-
Share-based compensation	92,744	19,977	146,743	39,953
Total operating expenses	3,400,266	1,857,028	6,266,276	3,951,286
Loss from operations	(1,044,026)	(589,287)	(1,909,502)	(1,061,677)

Interest expense (income)
Related parties	26,926	-	62,597	-
Amortization of related party debt discount	163,940	-	594,029	-
Other (net)	48,811	7,121	87,345	4,996
Other Expense	12,253	668	14	911
Total interest and other expense	251,930	7,789	$743,985	5,907

Net loss	$(1,295,956)	$(597,076)	$(2,653,487)	$(1,067,584)

Basic and diluted net loss per share	$(0.15)	$(0.08)	$(0.31)	$(0.11)

Basic and diluted weighted average common	8,621,527	7,131,277	8,623,630	9,925,000

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,266,044
Restricted cash	1,948,434
Accounts receivable, net of allowance for doubtful accounts of
$110,998	2,916,262
Inventory consisting of finished goods, net of reserves of $0	158,442
Prepaid expenses and other current assets	189,715
Total current assets	10,478,897
Equipment, net of accumulated depreciation of $1,505,767	951,810
Goodwill	9,703,283
Intangible assets, net of amortization of $140,670	1,010,030
Other Assets	97,689
$22,241,708

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of discount of $3,154	$277,545
Current portion of capital lease obligations	92,955
Accounts payable	2,992,668
Accrued expenses	1,005,785
Accrued interest related party	62,384
Accrued dividend payable-related party	75,186
Amount due former shareholders of acquired companies	1,886,301
Income taxes payable	229,506
Deferred revenues	928,966
Related party notes payable	1,200,000
Severence obligations payable	480,015
Total current liabilities	9,231,311
Long-term debt, net of current portion and net of discount of $6,046	30,225
Capital lease obligations, net of current portion	402,345
Total liabilities	9,663,881
Commitments and contingencies (Note 9)
Stockholders equity:
Convertible preferred stock, Series A, par value $.01; authorized
1,608,612 shares;1,605,598 shares issued and outstanding	16,378
Convertible preferred stock, Series B, par value $.01; authorized
1,449,204 shares;1,449,204 shares issued and outstanding	14,492
Non-convertible preferred stock, Series C, par value $.01; authorized
21,378,000 shares; 916,667 shares issued and outstanding	9,167
Convertible preferred stock, Series D, par value $.01; authorized
1,500,000 shares;1,458,334 shares issued and outstanding	14,583
Common stock, par value $.01; authorized 150,000,000 shares;
8,619,400 shares issued and outstanding	90,046
Additional paid-in capital	19,585,232
Accumulated deficit	(6,754,193)
Accumulated other comprehensive loss, foreign currency translation adjustments	(397,877)
Total stockholders ' equity	12,577,827
$22,241,708

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006

Cash flows used in operating activities:
Net loss	$(2,653,487)	$(1,067,584)
Adjustment to reconcile net loss from continuing operations
to net cash provided by (used in) operating activities:
Depreciation expense	68,443	42,932
Amortization of intangible assets	104,668	277,655
Non-cash compensation expense recognized on issuance
of stock options	146,741	39,953
Amortization of loan discount	594,031	-
Changes in operating assets and liabilities:
Accounts receivable	(167,234)	171,806
Inventory	540	-
Income tax receivable	250,000	-
Prepaid expenses and other current assets	(2,513)	-
Other assets	45,393	52,696
Accounts payable	(366,412)	(31,506)
Accrued expenses	348,743	-
Deferred revenue	(178,780)	22,115
Amount due former shareholders of acquired companies	179,579	-
Income taxes payable	(7,725)	-
Payments of severence liability	(293,738)	(45,526)
Net cash used in operating activities	(1,931,753)	(537,459)

Cash flows used in investing activities:
Purchase of property and equipment, net	(303,969)	(125,470)
Purchase obligation payment - Novus	(962,571)	-
Restricted deposit of purchase obligation - DocuCom	(1,948,434)
Cash paid for business combinations, net of cash acquired	(2,947,422)	(375,593)
Net cash used in investing activities	(6,162,396)	(501,063)

Cash flows from financing activities
Repayment of bank loans	(179,483)	-
Payment of notes payable	-	(3,075)
Assets acquired under capital lease obligations	360,090	-
Repayment of capital lease obligations	(46,090)	-
Proceeds from related party loan	400,000	-
Proceeds from issuance of preferred stock, net of cash paid
for commissions and direct costs	12,410,033	-
Net cash provided by (used in) financing activities	12,944,550	(3,075)
Effect of exchange rate changes on cash and cash equivalents	(290,555)	-
Net increase in cash	4,559,846	(1,041,597)
Cash and cash equivalents, beginning of period	706,197	1,232,169
Cash and cash equivalents, end of period	$5,266,043	$190,572

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$56,023	$4,394

Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing
activities:
Acquisition of equipment under capital leases	$360,090	$-
Issuance of warrants	$185,187	$-
Preferred Stock Series A dividend	$636	$626
Business combinations:
Net assets acquired	$2,393,691	$901,885
Net liabilities assumed	$2,973,910	$422,688
Common stock issued as consideration for acquisition	$400,000

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Item 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The interim financial statements should be read in conjunction with the Company's consolidated financial statements and related footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

COMPANY	INCEPTION/ACQUISITION DATE

BPO Management Services, Inc.	Inception date: July 26, 2005
Adapsys Document Management LP	Acquired: July 29, 2005
Adapsys LP	Acquired: July 29, 2005
Digica, Inc.	Acquired: January 1, 2006
Novus Imaging Solutions, Inc.	Acquired: September 30, 2006
NetGuru Systems, Inc.	Acquired: December 15, 2006
Research Engineers, GmbH	Acquired: December 15, 2006
DocuCom Imaging Solutions, Inc.	Acquired: June 21, 2007
Human Resource Micro-Systems, Inc.	Acquired: June 29, 2007

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. Our most significant assumptions are employed in determining values for uncollectible accounts receivable, depreciation, intangible asset valuation and useful lives, goodwill impairments contingencies, determination of the remaining severance obligation, valuation of share based payments revenue recognition and the valuation of liabilities resulting from a business combination as well as estimates used in applying our revenue recognition policy. The estimation process requires assumptions to be made about future events and conditions, and, as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates. In estimating the fair value of stock-based payments, we use the current quoted market price of our underlying common share for stock awards, and the Black-Scholes-Merton Option Pricing Model for stock options and warrants. We estimate our expected volatility of our common share based on the average volatilities of similar entities for an appropriate period following their going public; and we estimate the expected term of the option, taking into account both the contractual term of the option and the effects of employees' expected exercise and post-vesting employment termination behavior.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At June 30, 2007, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations approximated their fair value, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date.

FOREIGN CURRENCY TRANSLATION

The financial position and operating results of all foreign operations are consolidated using the local currencies of the countries in which the Company operates as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation adjustments are recorded directly into a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations and were not material for the three and six months ended June 30, 2007 and 2006.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances at financial institutions that management believes possess high-credit quality. At June 30, 2007, the Company had $6,007,867 on deposit that exceeded the United States (FDIC) federal insurance limit. At June 30, 2007, the Company has $569,150 (the accounts are in Canadian dollars with a value of $602,722 CDN) on deposit that exceeded the Canadian (CDIC) insurable limit of $100,000 CDN per entity per bank. The Canadian funds insurance is limited to Canadian currency deposits only and does provide coverage to money master high interest savings accounts (money market accounts) but all accounts are considered in the overall limitation per entity per bank.

RESTRICTED CASH

CDN $1,800,000 is payable to the previous shareholders of DocuCom, $900,000 payable in three months and $900,000 payable in nine months from the date of the acquisition. These payments are guaranteed by a letter of credit for which the Company deposited as security $1,948,434 which is invested in a certificate of deposit and is shown on the balance sheet as restricted cash. In addition, $500,000 has been deposited in an escrow account for the benefit of the prior shareholders of HRMS and is subject to offsets in accordance with the share purchase agreement.

REVENUE RECOGNITION

The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists; (2) delivery of the product or service has been completed and no significant obligations remain; (3) the Company's price to the buyer is fixed or determinable; and (4) collection is reasonably assured. The Company's revenues arise from the following segments: ECM solutions including collaborative software products and services, ITO services and HRO services.

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

SHARE-BASED COMPENSATION

The Company accounts for share-based compensation to employees pursuant to SFAS No.123(R), "Share Based Payment," which requires that all share-based compensation to employees, including grants of employee stock options, be recognized as expense in the Company's financial statements based on their respective grant date fair values. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, share based compensation for 2007 has been reduced by estimated forfeitures.

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

Expected Dividend yield	--
Expected volatility	123%
Risk-free interest rate	4.6%-5.03%
Expected option lives (in years)	7
Estimated forfeiture rate	7%

For the three months ended June 30, 2007 and 2006, the Company recognized $92,744, and $19,977, respectively, in share-based compensation expense. For the six months ended June 30, 2007 and 2006, the Company recognized $146,743 and $39,953, respectively, in share-based compensation expense. The Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense if there are any modifications or cancellation of the underlying unvested securities. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions. Share-based compensation expense was recorded in selling, general and administrative expense.

VALUATION OF THE COMPANY'S COMMON SHARES AT THE TIME OF GRANT

The Company granted shares of its common stock as partial consideration for the acquisition of Digica Inc. in January 2006 and the acquisition of Human Resource Micro-Systems, Inc. in June of 2007. The fair values of these grants were determined based on recent sales of the Company's securities immediately preceding the dates of closing.

SEGMENT REPORTING

The Company applies the provisions of SFAS No. 131, "Disclosures about Segments  of an Enterprise and Related Information." SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. See Note 8 "Segment and Geographic Data" for a description of and disclosures regarding the Company's significant reportable segments.

RETIREMENT PLANS

The Company and certain of its United States subsidiaries have qualified cash or deferred 401(k) retirement savings plans. The plans cover substantially all United States employees who have attained age 21 and have one year of service. Employees may contribute up to 15% of their compensation. The Company does not make matching contributions to the plan, except in one subsidiary, where it matches 100% of the employee contribution up to a maximum of 4% of the employee’s salary . For the quarters ended June 30, 2007 and 2006, the Company contributions to the plan amounted to $6,636 and $7,261, respectively. For the six months ended June 30,  2007 and 2006, the Company contributions to the plan amounted to $13,101 and $14,518, respectively. Certain of its Canadian subsidiaries have defined contribution pension plans whereby after a qualification period the company contributes an amount which vary from 2% to 8% of the employees annual earnings. For the three months ended June 30, 2007 and 2006, the Company contributions to the plan amounted to $12,336 and $7,678, respectively. For the six months ended June 30, 2007 and 2006, the Company contributions to the plan amounted to $20,683 and $22,343, respectively.

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

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of June 30, 2007 and 2006, all potentially dilutive common stock equivalents amounted to 102,469,199 and 4,645,999 shares, respectively.

The following table illustrates the computation of basic and diluted net loss per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006

Numerator:
Net loss	$(1,295,956)	$(597,076)	$(2,653,487)	$(1,067,584)
Less:
Preferred dividends paid in stock	(32,112)	-	(63,594)	-
Loss and numerator used in computing basis
and diluted loss per share	$(1,328,068)	$(597,076)	$(2,717,081)	$(1,067,584)

Denominator:
Denominator for basic and diluted net loss per share-
weighted average number of common shares
outstanding	8,621,527	7,131,277	8,623,630	9,925,000

Basic and diluted net loss per share	(0.15)	(0.08)	(0.32)	(0.11)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the company reported net losses in all the reporting periods:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006

Options to purchase shares of common stock	2,487,002	1,978,990	2,487,002	1,978,990
Warrants to purchase shares of common stock	95,436,953	49,003	95,436,953	49,003
Shares of convertible preferred stock - Series A	1,637,710	1,168,806	1,637,710	1,168,806
Shares of convertible preferred stock - Series B	1,449,200	1,449,200	1,449,200	1,449,200
Shares of convertible preferred stock - Series D	23,333,341	-	23,333,341	-

Total	124,344,206	4,645,999	124,344,206	4,645,999

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

3.    BUSINESS COMBINATIONS

On June 21, 2007, the Company purchased 100% of the issued and outstanding capital stock of DocuCom Imaging Solutions Inc. a Canadian corporation (“DocuCom”) for a total purchase price of Cdn$2,761,097 (approximately US$2.58 million). The DocuCom results of operations have been included in the consolidated financial statements since the date of acquisition. In addition to adding the DocuCom data and document management solutions capability with its long term Canada-based customer relationships, the acquisition enhanced the Company’s ability to offer high quality, cost-effective service utilizing its near shore delivery model to its US customers.

The purchase price consisted of cash in the amount of Cdn$961,097 (approximately US$910,000), at closing on June 21, 2007. The purchase agreement also provided that the Company pay the selling shareholders Cdn$900,000 (approximately US$840,000) three months after closing and Cdn$900,000 (approximately US$840,000) nine months after closing. The Company secured the subsequent payments through a bank-issued irrevocable standby letter of credit in favor of the selling shareholders in the aggregate amount of Cdn$1,800,000 (approximately US$1.68 million). The letter of credit was securitized by the deposit of $1,948,434 that is shown on the balance sheet as restricted cash.

The following table presents the preliminary allocation of the acquisition price, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values as of the date of acquisition:

Cash and cash equivalents	$-
Accounts receivable	1,579,611
Acquired contracts	-
Other current assets	172,888
Property, plant and equipment	204,419
Other assets	-
Goodwill	3,592,996
Total assets acquired	5,549,914

Note payable to bank	420,610
Accounts payable and other accrued liabilities	2,247,173
Estimated termination liability	-
Total liabilities assumed	2,667,783

Net assets acquired	$2,882,131

The purchase price and costs associated with the DocuCom acquisition exceeded the Company's preliminary allocation of the fair value of net assets acquired by $3,592,996, which was assigned to goodwill. The amount ultimately assigned to goodwill is not expected to be deductible for United States income tax, state income tax or Canadian income tax purposes.

The following unaudited pro forma financial information presents the combined results of operations of the Company and DocuCom for the year ended December 31, 2006 and for the six months ended June 30, 2007 as if the acquisition had occurred on January 1, 2006 and January 1, 2007, respectively.

Unaudited Pro Forma Statement of Operations For the Twelve Months Ended December 31, 2006:

	BPOMS	DocuCom	Pro Forma

Revenues	$4,711,139	$13,066,960	$17,778,099

Net Income (Loss)	$(3,300,186)	$(355,249)	$(3,655,435)

Basic and diluted loss per
common share	$(0.39)	$-	$(0.43)

Basic and diluted weighted average
common shares outstanding	8,496,119	-	8,496,119

Unaudited Pro Forma Statement of Operations For the Six Months Ended June 30, 2007:

	BPOMS	DocuCom	Pro Forma

Revenues	$4,356,774	$7,134,492	$11,491,266

Net Income (Loss)	$(2,653,487)	$(36,290)	$(2,689,777)

Basic and diluted loss per
common share	$(0.31)	$-	$(0.31)

Basic and diluted weighted average
common shares outstanding	8,623,630	-	8,623,630

On June 29, 2007, the Company purchased 100% of the issued and outstanding capital stock of Human Resource Micro-Systems, Inc., a California corporation (“HRMS”). The aggregate purchase price was $2,000,000, of which amount the Company paid the selling shareholders $1,100,000 and issued them 384,968 shares of the Company’s restricted common stock valued at $400,000 (based upon the volume-weighted average closing bid price of the common stock during the ten consecutive trading days immediately preceding the closing). The Stock Purchase Agreement provided that the selling shareholders be paid the remaining $500,000 12 months after closing through an escrow account, subject to offset with respect to any claims for indemnity by the Company under the terms of the Stock Purchase Agreement.

 The HRMS product delivers customizable software solutions for domestic and global mid-market organizations seeking to optimize their human resources service delivery and is being integrated with the Company’s existing human resources outsourcing services based in San Francisco, California in order to broaden the Company’s HRO offering to its customers. Since HRMS was purchased at the end of the reporting period, its results of operations have not been included in the condensed consolidated statements of operations of BPOMS. The following table presents the preliminary allocation of the acquisition price, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values as of the date of acquisition:

Current assets	$434,834
Property, plant and equipment	1,939
Other non-current assets	-
Goodwill	2,026,465
Identifiable intangible assets	-
Total assets acquired	2,463,238

Current liabilities	306,127
Other non-current liabilities	-
Long-term debt	-
Total liabilities assumed	306,127

Net assets acquired	$2,157,111

Acquired identifiable intangible assets in the amount of $0 were assigned to customer contracts pending valuation. The purchase price and costs associated with the HRMS acquisition exceeded the Company's allocation of the fair value of net assets acquired by $2,026,465, which was assigned to goodwill. The amount ultimately assigned to goodwill is not expected to be deductible for United States income tax purposes.

The following unaudited pro forma financial information presents the combined results of operations of the Company and HRMS for the year ended December 31, 2006 and for the six months ended June 30, 2007 as if the acquisition had occurred on January 1, 2006 and January 1, 2007, respectively.

Unaudited Pro Forma Statement of Operations For the Twelve Months Ended December 31, 2006:

	BPOMS	HRMS	Pro Forma

Revenues	$4,711,139	$1,229,598	$5,940,737

Net Income (Loss)	$(3,300,186)	$35,583	$(3,264,603)

Basic and diluted loss per
common share	$(0.39)	$0.09	$(0.37)

Basic and diluted weighted average
common shares outstanding	8,496,119	384,968	8,881,087

Unaudited Pro Forma Statement of Operations For the Six Months Ended June 30, 2007:

	BPOMS	HRMS	Pro Forma

Revenues	$4,356,774	$682,361	$5,039,135

Net Income (Loss)	$(2,653,487)	$(3,189)	$(2,656,676)

Basic and diluted loss per
common share	$(0.32)	$(0.01)	$(0.31)

Basic and diluted weighted average
common shares outstanding	8,238,662	384,968	8,623,630

Both acquisitions took place close to the end of the period and the Company has not concluded its study of the valuation of the assets acquired and the liabilities assumed.

4.    DEBT

SHORT-TERM RELATED PARTY DEBT

Short-term related party debt consisted of the following at June 30, 2007:

Notes payable to 2 officers, who are also significant
shareholders, secured by all assets of the Company,
bearing an annual interest rate of 9%	$1,200,000

Long-term debt, including capital lease obligations, consisted of the following at June 30, 2007:

a. Credit facility from Bank of Nova Scotia, secured
by assets of the Company, variable annual interest
rate of 7% at June 30, 2007	$130,968
b. Note payable to a former owner of an acquired subsidiary, secured by the Company's main operating account and
related proceeds, which has not been perfected, bearing
an annual interest rate of 10%	125,000
c. Loan from Business Development Bank of Canada,
expiring May 21, 2010, variable annual interest
rate of 11.25% at June 30, 2007	55,203
d. Collateralized loan payable to Chrysler Financial,
expiring March 2008, fixed interest rate of 13.9%	5,808
e. Capital lease obligations maturing at dates ranging
from November 30, 2009 to December 31, 2011, secured
by the leased assets	618,308

Total long-term debt before unamortized discount
and inputed interest	935,287
Less: Imputed interest and unamortized discount	(132,217)

Long-term debt	803,070
Less: current portion	370,500

$432,570

RELATED PARTY NOTES PAYABLE

In August 2006 the Company entered into an agreement with two individuals who are officers, directors, and significant shareholders for a bridge loan not to exceed $3,000,000. From the inception of that agreement through January 30, 2007 a total of $2,740,000 was advanced to the Company. The loan agreement provided for principal and accrued and unpaid interest were due and payable April 30, 2007. The loan agreement is unsecured. The unpaid principal of $1,200,000 and accrued and unpaid interest of $122,251 as of June 30, 2007 are due and payable on demand. The amount due under the loan agreement has both a face and stated value of $1,200,000 as of June 30, 2007. The stated fixed interest rate is 9.00% per annum for the three and six month periods ended June 30, 2007. For financial reporting purposes the effective interest rate yield was 55% and 105% per annum for the three and six month periods ended June 30, 2007. The loan agreement was not in effect during either the three or six month periods ending June 30, 2006

Common share purchase warrants (collectively the Warrants) to purchase one share of the Company’s common stock, par value $0.01 per share (the Common Stock), at an exercise price of $0.035 per share that are exercisable on issuance were granted in conjunction with the loan agreement. The total funds borrowed from the related parties amounted to $2,740,000. The associated Warrants are exercisable for 707,704 shares of common stock. The Warrants, which expire seven years after issuance, were assigned a value of $834,717, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: a term of seven years, risk-free rate range of 4.16% - 5.03%, volatility of 125%, and dividend yield of zero. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to the Warrants was allocated based on their relative fair values. The discount on the loan agreement for the Warrants was accreted to interest expense, using the effective interest method, over the initial term of the loan agreement (original loan agreement due date was April 30, 2007) Total interest expense recognized relating to the accretion of the Warrants discount for the three and six month periods ending June 30, 2007 was $163,940 and $594,030, respectively. There was no interest expense related to the accretion of the Warrant discount for the three and six month periods ending June 30, 2006.

The loan agreement provided that if the Company required additional equity in order to meet certain surplus requirements needed to accomplish the reverse merger with netGuru; it could offer the related parties the opportunity to convert a portion of the outstanding loan agreement amount then payable at an aggregate conversion price equal to 50% of the fair value of the common stock at the adjusted closed market price on the day immediately preceding the conversion of the loan agreement amounts. A total of $1,540,000 was converted into 916,667 shares of the Company’s Series C preferred stock in December 2006 (conversion price of $1.68 per share of Series C preferred stock is based on a adjusted closing price of the common stock on the day immediately preceding the conversion of $3.36). Under the loan agreement, the Series C Preferred stock is redeemable, in whole or in part, at the option of the Company at an initial redemption price of 125% of the amount so converted. Pursuant to the terms of the Company's Series D preferred stock equity financing, the consent of the holders of such shares is required prior to the Company redeeming any of the Series C preferred stock. The Company incurred a $82,200 loan fee of 3% of the total amount borrowed under the loan agreement which was paid to the related parties.

Under the loan agreement the Company was required to pay an amount equal to an amount not less than 25% of the net proceeds it received from all subsequent debt and equity financings towards the retirement of the then outstanding principal and accrued and unpaid interest (Note 5). Any unwaived failure by the Company to make any such payment would constitute a material breach of the loan agreement. In connection with the consummation of the Series D preferred stock equity financing on June 13, 2007, the two individuals waived this loan agreement covenant. The waiver related solely to the Series D preferred stock financing.

A.    CREDIT FACILITY FROM BANK OF NOVA SCOTIA

Adapsys LP has a credit facility with Bank of Nova Scotia. The credit facility is an operating line of credit with a maximum availability of approximately $300,000, secured by all present and future personal property of the Company and carries an annual interest rate of Canadian prime rate plus 1%, which amounted to 7% at June 30, 2007. The credit facility is subject to two covenants, the borrowing base covenant and the tangible net worth covenant. The borrowing base covenant limits the Company's operating loans not to exceed the lesser of $300,000 or the operating limit of the borrowing base, defined as an amount equivalent to 75% of the Company's certain accounts receivables less security interest or charges or specific payables which have or may have priority over the bank's security. The tangible net worth covenant requires the Company to maintain a tangible net worth in excess of approximately $429,000. Tangible net worth is defined by the bank as stockholders' equity less amounts due from related parties, investment in affiliates and intangible assets as defined by the bank. At June 30, 2007, the Company was not in compliance with the tangible net worth or the borrowing base covenants, and had an outstanding balance of approximately $130,968.

B.    NOTE PAYABLE TO A FORMER OWNER OF AN ACQUIRED SUBSIDIARY

In conjunction with the reverse merger with NetGuru, Inc. in December 2006, a note in the amount of $125,000 was issued to the former owner, secured by the Company’s main operating account and related proceeds, which has not been perfected, bearing an annual interest rate of 10% and which was repaid in July 2007.

C.    TERM LOAN FROM BUSINESS DEVELOPMENT BANK OF CANADA

ADM has a term loan with the Business Development Bank of Canada that expires on May 21, 2010. The interest rate on this loan is bank's floating rate plus 3.25% and monthly principal re-payments are approximately $1,433. At June 30, 2007, the annual rate of interest on this loan was 11.25% and the balance outstanding was approximately $55,203. The loan is secured by a general security agreement from ADM and joint and several personal guarantees in the amount of approximately $43,000 by two former principals of ADM who were also the Company's 5% shareholders. The Company issued a 7-year warrant to purchase 5,435 shares of the Company's common stock at an exercise price of $0.03 per share to each of these shareholders in return for their loan guarantees. The warrants, valued at approximately $11,049, were recorded as a discount to the term loan. The value of the warrants is being amortized to interest expense over the term of the loan. Unamortized discount at June 30, 2007 was approximately $9,209.

D.    LOAN PAYABLE TO CHRYSLER FINANCIAL

Digica has a loan payable to Chrysler Financial collateralized by a vehicle with a net book value of $10,500. The loan has a fixed annual interest rate of 13.9% and matures in March 2008. At June 30, 2007, the loan balance was $5,808.

E.    CAPITAL LEASES

Capital leases consist primarily of equipment leases for the U.S. entities. The Company added approximately $360,090 to capital leases in the first quarter of fiscal 2007.

Long-term debt, excluding unamortized discount, and capital lease obligations mature in each of the following years ending June 30:

	Long-Term	Capital Lease
	Debt	Obligations

2008	$277,545	$140,898
2009	15,769	140,350
2010	14,456	135,677
2011	-	134,256
2012	-	67,128
Thereafter	-	-
Total minimum payments	$307,770	$618,309
Less: amount representing interest		(123,009)

Present value of minimum capital lease payments		$495,300

5.    CAPITAL STOCK

In January 2006 the Company issued 362,300 common shares as part of the purchase consideration for Digica, Inc.

In September 2006 the Company issued 144,920 common shares as part of the purchase consideration for Novus Imaging Solutions, Inc.

In December 2006 the Company issued 916,666 Series C Convertible Preferred Stock to two individuals that are officers and significant shareholders for $1,540,000.

In December 2006 the Company issued 1,282,820 common shares in exchange for the shares of NetGuru, Inc. in the reverse merger transaction.

In June 2007 the Company issued 384,968 common shares as part of the purchase consideration for Human Resource Micro-Systems, Inc.

In June 2007 the Company privately placed shares of Series D Convertible Preferred Stock and various common stock and Series D-2 preferred stock purchase warrants to a limited number of institutional investors for gross proceeds of approximately $14,000,000. The shares of Series D Convertible Preferred Stock are convertible into approximately 23.3 million shares of our common stock. The three-year Series A Warrants (initial exercise price of $.90 per share) are exercisable for the purchase of up to approximately 11.7 million shares of our common stock. The five-year Series B Warrants (initial exercise price of $1.25 per share) are exercisable for the purchase of up to approximately 23.3 million shares of common stock. If exercised in full, the aggregate Series A Warrant and Series B Warrant proceeds will be approximately $40 million.

The investors were also granted a one-year option (in the form of Series J Warrants) to purchase up to $21 million of Series D-2 Convertible Preferred Stock, which is convertible into approximately 23.3 million shares of common stock. At the closing and in connection with such option, the Company granted the investors three-year Series C warrants (initial exercise price of $1.35 per share), which are exercisable for the purchase of up to approximately 11.7 million shares of common stock, and five-year Series D Warrants (initial exercise price of $1.87 per share), which are exercisable for the purchase of up to approximately 23.3 million shares of common stock. The Series C Warrants and the Series D warrants vest only upon the exercise of the Series J Warrants. If exercised in full, the aggregate Series C Warrant and Series D Warrant proceeds will be approximately $60 million.

The Company intends to use the proceeds to complete previously announced acquisitions, fund additional growth in accordance with its business plan, and for general working capital requirements.

6.    CONCENTRATION OF SALES AND CREDIT RISK

The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable balances. None of the Company's customers accounted for more than 10% of the Company's consolidated net sales during the three months ended June 30, 2007.

7.    DEFERRED REVENUES

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

8.    SEGMENT AND GEOGRAPHIC DATA

The Company is a business process outsourcing services provider. The Company's operating segments are:

o	Enterprise content management (ECM)
o	Information Technology services outsourcing (ITO) and
o	Human resources outsourcing (HRO)

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

The significant components of worldwide operations by reportable operating segment are:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenues
ECM	$1,206,791	$727,952	$2,362,044	$1,797,330
ITO	1,146,090	428,483	1,980,913	869,598
HRO	3,299	111,306	13,817	222,681
Consolidated	$2,356,180	$1,267,741	$4,356,774	$2,889,609

Operating loss
ECM	$(138,148)	$(216,983)	$(503,721)	$(273,483)
ITO	(169,140)	(83,936)	(185,784)	(187,234)
HRO	(77,694)	(258,258)	(148,510)	(538,211)
Corporate	(659,044)	(30,110)	(1,071,487)	(62,749)
Consolidated	$(1,044,026)	$(589,287)	$(1,909,502)	$(1,061,677)

Depreciation and amortization expense
ECM	$17,336	$6,100	$39,168	$14,326
ITO	35,823	7,497	64,962	37,410
HRO	2,561	-	5,159	-
Corporate	62,222	577	115,355	5,197
Consolidated	$117,942	$14,174	$224,644	$56,933

The Company's operations are based in foreign and domestic subsidiaries and branch offices in the U.S., Canada and Germany. The following are significant components of worldwide operations by geographic location:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenues
North America	$2,127,584	$1,267,741	$4,011,895	$2,889,609
Europe	228,596	-	344,879	-
Consolidated	$2,356,180	$1,267,741	$4,356,774	$2,889,609

	At	At
	June 30,	December 31,
Long-Lived Assets	2007	2006
North America	$10,633,088	$5,638,220
Europe	-	25,874
Consolidated	$10,633,088	$5,664,094

9.    COMMITMENTS AND CONTINGENCIES

Financial Results, Liquidity and Management's Plan activities

The Company has incurred net losses in the six month period ended June 30, 2007 of $2,653,487 and a negative cash flow from operations of $1,931,753 over the same period. The Company has been able to obtain operating capital through a private debt funding source, the sale of shares of its common stock and through the exercise of warrants to purchase shares of its common stock. Management's plans include the continued development and implementation of its business plan.

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

AMOUNT DUE FORMER SHAREHOLDERS OF ACQUIRED COMPANIES

The purchase agreements pursuant to which the Company acquired certain companies provides for the cash portion of the purchase price to be paid in installments within the year.

OPERATING LEASES

The Company leases certain facilities and equipment under non-cancelable operating leases. The facility leases include options to extend the lease terms and provisions for payment of property taxes, insurance and maintenance expenses.

At June 2007, future minimum annual rental commitments under these lease obligations were as follows:

For the twelve months ending June 30:

2008	$601,991
2009	405,886
2010	258,557
2011	116,242
2012	2,749
Thereafter	229

$1,385,654

For the three months June 30, 2007 and 2006 rent expense was $158,415 and $62,075, respectively. For the six months ended June 30, 2007 and 2006 rent expense was $308,633 and 246,178, respectively.

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

OVERVIEW

The Company was incorporated in Delaware and commenced operations on July 26, 2005. On December 15, 2006, the Company acquired all of the outstanding common stock of publicly-held NetGuru, Inc. in a reverse merger ("Merger"). Upon the closing of the Merger, we adopted Former BPOMS’ (as the accounting acquirer) the accounting year end of December 31.

We provide business process outsourcing (BPO) services to enterprises in the United States, Canada and Europe. "BPO" refers to the outsourcing of entire business processes, typically to reduce cost and/or to improve the performance of that process. Our objective is to provide a comprehensive suite of BPO functions to support the back-office business requirements of middle-market enterprises throughout North America and Europe on an outsourced and/or recurring revenue basis.

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

We assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and determined that there was no impairment to goodwill. As of June 31, 2007, our goodwill account balance was $9,889,709.

CONSOLIDATED RESULTS OF OPERATIONS -
THREE MONTHS ENDED JUNE 30, 2007 VS. THREE MONTHS ENDED JUNE 30, 2006

The privately held Former BPOMS began operations in July 26, 2005 and merged with the then publicly-held netGuru, Inc. on December 15, 2006 in a reverse merger ("Merger"). For accounting purposes, the acquisition has been treated as a recapitalization of Former BPOMS with Former BPOMS as the accounting acquirer. The historical financial statements prior to December 15, 2006, are those of the Former BPOMS.

Certain reclassifications have been made to the fiscal 2006 consolidated financial statements to conform to the fiscal 2007 presentation. The primary reclassifications relate to the presentation of the three business segments and the presentation of share and per share data giving effect to the one-for-fifteen reverse stock split, the Merger, and the resulting recapitalization of equity.

The following entities of BPOMS are included in the consolidated results of operations from the date of their respective acquisitions:

COMPANY	INCEPTION/ACQUISITION DATE

BPO Management Services, Inc.	Inception date: July 26, 2005
Adapsys Document Management LP	Acquired: July 29, 2005
Adapsys LP	Acquired: July 29, 2005
Digica, Inc.	Acquired: January 1, 2006
Novus Imaging Solutions, Inc.	Acquired: September 30, 2006
NetGuru Systems, Inc.	Acquired: December 15, 2006
Research Engineers, GmbH	Acquired: December 15, 2006
DocuCom Imaging Solutions, Inc.	Acquired: June 21, 2007
Human Resource Micro-Systems, Inc.	Acquired: June 29, 2007

Net Revenues

The following table presents our net revenues by operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenues
ECM	$1,352,273	$727,952	$2,362,044	$1,797,330
% of total net	57.4%	57.4%	54.2%	62.2%
revenues

ITO	1,000,608	428,483	1,980,913	869,598
% of total net revenues	42.5%	33.8%	45.5%	30.1%
revenues

HRO	3,299	111,306	13,817	222,681
% of total net revenues
revenues	0.1%	8.8%	0.3%	7.7%
Total net revenues	$2,356,180	$1,267,741	$4,356,774	$2,889,609

Total net revenues increased by $1,088,439 or 86% to $2,356,180 during the three months ended June 30, 2007 from $1,267,741 during the same period in the prior year. Total net revenues increased by $1,467,165 or 51% to $4,356,774 during the six months ended June 30, 2007 from $2,889,609 during the same period in the prior year. Our total net revenues primarily consisted of net revenues from (1) enterprise content management, (2) IT Outsourcing services and (3) human resource outsourcing services.

ENTERPRISE CONTENT MANAGEMENT ("ECM")

Net revenue from ECM products and services during the three months ended June 30, 2007 increased by $478,836 or 66% to $1,206,791 from $727,952 during the three months ended June 30, 2006. During the six months ended June 30, 2007 net revenue increased by $419,232 or 23% to $2,216,562 from $1,797,330 during the same period in the prior year. Net revenue in the ECM business segment in fiscal 2007 also includes net revenue from Novus Imaging Solutions, Inc. ("Novus") which was acquired in October 2006 and net revenues from netGuru, Inc. ("netGuru"), which was acquired in December 2006. The ECM segment includes our ECM solutions group and our collaborative software products and related services. The majority of our ECM solutions group services and our collaborative software revenue are generated from service-oriented projects where the revenue is recognized only upon the completion of specific project deliverables. The timing of these projects and the completion and recognition of revenue from various size projects creates variability in our ECM solutions group services revenues and collaborative software net revenues between quarters and fiscal years.

In addition, the Company completed the acquisition of DocuCom on June 21, 2007. The results of DocuCom operations from June 21 to June 30, 2007 have little impact on the results of this segment, but are expected to increase revenues of this segment in succeeding periods.

IT OUTSOURCING SERVICES ("ITO")

Net revenue from ITO during the three months ended June 30, 2007 increased by $717,607 or 167% to $1,146,090 from $428,483 during the three months ended June 30, 2006. During the six months ended June 30, 2007 net revenue increased by $1,256,797 or 145% to $2,126,395 from $869,598 during the same period in the prior year. Increases were primarily due to the additional revenues from NetGuru Systems, Inc. acquired in December 2006 in conjunction with the reverse merger with NetGuru Inc.

HUMAN RESOURCE OUTSOURCING SERVICES ("HRO")

During the second quarter of fiscal 2007, net revenues from HRO declined 97% to $3,299 from $111,306 during the second  quarter of fiscal 2006 and 94% to $13,817 from $222,681 during the six months ended June 30, 2007. The HRO segment prior to the HRMS acquisition consisted consists of a small project/consulting group that delivered HRO related services to our clients on a project basis. While no significant projects were undertaken during the three and six months ended June 30, 2007, we have developed a pipeline of HRO related opportunities which we estimate will bring increased revenues in future periods. The acquisition of HRMS which took place June 29, 2007, is expected to form the cornerstone of our HRO offering in the future and bring increasing revenues to this segment in succeeding periods.

OPERATING EXPENSES

The following table presents our operating expenses and the percentage of total net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenues
ECM	$1,352,273	$727,952	$2,362,044	$1,797,330
% of total net	57.4%	57.4%	54.2%	62.2%
revenues

ITO	1,000,608	428,483	1,980,913	869,598
% of total net revenues	42.5%	33.8%	45.5%	30.1%
revenues

HRO	3,299	111,306	13,817	222,681
% of total net revenues
revenues	0.1%	8.8%	0.3%	7.7%
Total net revenues	$2,356,180	$1,267,741	$4,356,774	$2,889,609

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by $1,017,516 (79%) to $2,309,092 during the second quarter of fiscal 2007 from $1,291,576 during the second quarter of fiscal 2006 primarily due to higher professional fees and higher intangible amortization expense from the assets acquired in the previous year, and higher business integration expense associated with the consolidation of the newly acquired business operations. Additionally, SG&A expenses in the second quarter of fiscal 2007 included those of Novus and DocuCom in the amount of $242,266 and of entities acquired from netGuru in the amount of $304,364 that were not present in the second quarter of 2006 since they were acquired in the fourth quarter ended December 2006 and DocuCom was acquired in June 2007.

Selling, general and administrative ("SG&A") expenses increased by $1,206,461 (41%) to $4,152,679 during the first six months of fiscal 2007 from $2,946,218 during the first six months of fiscal 2006 primarily due to higher professional fees and higher intangible amortization expense from the assets acquired in the previous year, and higher business integration expense associated with the consolidation of the newly acquired business operations. Additionally, SG&A expenses in the first six months of fiscal 2007 included those of Novus and DocuCom in the amount of $435,987 and of entities acquired from netGuru in the amount of $532,714 that were not present in the first six months of 2006 since they were acquired in the fourth quarter ended December 2006 and DocuCom was acquired in June 2007.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses consist primarily of software developers' wages. In the first quarter and the first six months of fiscal 2006 there were no R&D expenses since the Web4 division which is the primary generator of R&D expense was acquired in the fourth quarter of fiscal 2006.

SHARE-BASED COMPENSATION EXPENSE

We recorded share-based compensation expense of $92,744 in the second quarter of fiscal 2007 compared to $19,977 in the same period in the prior year. We recorded share-based compensation expense of $146,743 in the first six months of fiscal 2007 compared to $39,953 in the same period in the prior year. Grants of employee stock options are recognized as expense in the Company’s financial statements based on their respective grant date fair values and are charged to compensation expense based on awards that are ultimately expected to vest.

OPERATING LOSS BY SEGMENT

Operating loss in the ECM segment decreased to $138,148 in the second quarter of fiscal 2007 from $216,983 second quarter of 2006 primarily due to higher margin project revenues in the second quarter 2007, along with higher business integration expenses and an increase in the ratio of lower margin third party product sales during the second quarter of fiscal 2006. The increase in operating loss in the ITO segment to $169,140 in the second quarter of fiscal 2007 from $83,936 in the second quarter of fiscal 2006 is primarily due to higher revenues from acquired entities and organic growth in the ITO segment during the second quarter of fiscal 2007 compared to the same period in the prior year. The decrease in operating loss in the HRO segment is primarily due to decrease in salaries in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. Corporate expenses increased to $659,044 in the second quarter of fiscal 2007 from $30,110 in the second quarter of 2006 primarily due to additional employees in the corporate headquarters, increased professional fees, intangible amortization expense and share-based compensation expense. The following table details the operating loss by segment:

	Three Months Ended June 30,
	2007	% of Total	2006	% of Total
Operating loss
ECM	$(138,148)	13.2%	$(216,983)	36.8%
ITO	(169,140)	16.2%	(83,936)	14.2%
HRO	(77,694)	7.4%	(258,258)	43.8%
Corporate	(659,044)	63.1%	(30,110)	5.1%
Consolidated	$(1,044,026)	100.0%	$(589,287)	100.0%

Operating loss in the ECM segment increased to $503,721 in the first six months of fiscal 2007 from $273,483 in the second quarter of 2006 primarily due to higher margin project revenues in the second quarter 2007, along with higher business integration expenses and an increase in the ratio of lower margin third party product sales during the first six months of fiscal 2006. The operating loss in the ITO segment of $185,784 in the first six months of fiscal 2007 is little changed from $187,234 in the same period in the prior year. The decrease in operating loss in the HRO segment is primarily due to decrease in salaries in the first six months of fiscal 2007 compared to the first six months of fiscal 2006. Corporate expenses increased to $1,071,487 in the first six months of fiscal 2007 from $62,749 in the first six months of 2006 primarily due to additional employees in the corporate headquarters, increased professional fees, intangible amortization expense and share-based compensation expense. The following table details the operating loss by segment:

	Six Months Ended June 30,
	2007	% of Total	2006	% of Total

Operating loss
ECM	$(503,721)	26.4%	$(273,483)	25.8%
ITO	(185,784)	9.7%	(187,234)	17.6%
HRO	(148,510)	7.8%	(538,211)	50.7%
Corporate	(1,071,487)	56.1%	(62,749)	5.9%
Consolidated	$(1,909,502)	100.0%	$(1,061,677)	100.0%

OTHER EXPENSE (INCOME)

The following table presents our other expense (income) and its percentage of total net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Other Expense (Income)
Related parties interest	$26,926	$-	$62,597	$-
% of total net revenues	1.1%	0.0%	1.4%	0.0%

Other interest, net	$212,751	$7,121	$681,374	$4,996
% of total net revenues	9.0%	0.6%	15.6%	0.2%

Other income	$12,253	$668	$14	$911
% of total net revenues	0.05%	0.1%	0.0%	0.0%

Total other expense (income)	$251,930	$7,789	$743,985	$5,907
% of total net revenues	10.7%	0.6%	17.1%	0.2%

INTEREST EXPENSE, NET

Net interest expense increased by $244,141 in the second quarter of fiscal 2007 to $251,930 from net interest expense of $7,789 in the second quarter of fiscal 2006 primarily due to $163,939 in amortization of the value of warrants issued pursuant to bridge loans, $26,926 in interest expense on bridge loans, $19,529 in interest expense related to purchase price payable to sellers of Novus.

Net interest expense increased by $738,078 in the first six months of fiscal 2007 to $743,985 from net interest expense of $5,907 in the first six months of fiscal 2006 primarily due to $594,029 in amortization of the value of warrants issued pursuant to bridge loans, $50,597 in interest expense on bridge loans, $37,848 in interest expense related to purchase price payable to sellers of Novus and $12,000 in loan origination fees.

INCOME TAXES

In the second quarter and first six months of fiscal 2007 and fiscal 2006, we recorded no income tax expense since we had incurred net losses from operations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity at June 30, 2007 consisted of $5,266,044 in cash and cash equivalents. Cash and cash equivalents increased by $4,559,847 in the first six months of fiscal 2007. We incurred net losses from operations of $1,909,502 and $1,061,677 and used cash in operations of $1,931,752 and $537,459 in the first six months of 2007 and 2006, respectively.

The primary reasons for cash used in operations during the first six months of fiscal 2007 were: net loss of $2,653,487 that included non-cash charges related amortization of the loan discount in the amount of $594,031, depreciation and amortization expense of $173,111, and share-based compensation expense of $146,741. In addition, the timing differences in the payment of our current liabilities and collection of our current assets also contributed to the cash used in operations.

The primary reasons for cash used in operations during the first six months of fiscal 2006 were: net loss of $1,067,584, depreciation and amortization expense of $320,587, and share-based compensation expense of $39,953. In addition, the timing differences in the payment of our current liabilities and collection of our current assets also contributed to the cash used in operations.

Net cash used in investing activities in the first six months of fiscal 2007 was $4,613,962, primarily for purchase of DocuCom, Novus, HRMS and property and equipment.

Net cash used in investing activities in the first six months of fiscal 2006 was $501,063, primarily for purchase of Digica and $125,470 for the purchase of property and equipment.

Net cash provided by financing activities during the first six months of 2007 was $13,344,550 of which $12,410,033 came from the net proceeds from the sale of $14,000,000 of preferred shares. In the first six months of fiscal 2007, we received $400,000 in cash proceeds from bridge loans and repaid bank debt in the amount of $179,483. The bridge loan was provided by Mr. Dolan, our chief executive officer and we issued a warrant to purchase 133,333 shares of common stock pursuant to the bridge loan agreement.

We have funded our operations primarily from the private placement of shares of our common stock and preferred stock and through the founders bridge loan facility established in August 2006. During the next twelve months, we anticipate raising capital necessary to grow our business and complete additional acquisitions by issuing our equity securities and/or debt.

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

The following table summarizes our contractual obligations and commercial commitments at June 30, 2007:

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$182,770	$152,545	$30,225	$-	$-

Capital lease obligations*	495,300	95,208	214,526	185,566	-

Operating leases	1,385,655	601,991	664,444	118,991	229

Purchase price payable -
Novus and DocuCom	1,886,301	1,886,301	-	-	-

Short-term loan payable	125,000	125,000	-	-	-

Bridge loan payable	1,200,000	1,200,000	-	-	-

Total contractual obligations	$5,275,026	$4,061,045	$909,195	$304,557	$229

     *Excludes imputed interest of $123,009

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934.

During the second quarter of fiscal 2007, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2007, we received cash proceeds of $400,000 from Mr. Patrick Dolan as bridge loan. Pursuant to the bridge loan agreement, we issued Mr. Dolan a 7-year warrant to purchase 133,333 shares of our common stock. The exercise price of the shares is $0.035 and the warrant vested immediately. Using the Black-Scholes Merton option valuation model, a volatility of 125%, risk free rate of 4.75% and the fair value at grant date of $1.40 per share, we valued the warrant to be approximately $185,187. The value of the warrant was recorded as a discount to the bridge loan and is being amortized over the term of the loan. Unamortized loan discount balance at June 30, 2007 was $0. In addition to the warrant Mr. Dolan is also entitled to a 3% loan guarantee fee, amounting to $12,000, which has been accrued as of June 30, 2007.

In January 2007, we also issued 309 shares of Series A preferred stock as paid-in-kind dividends to Messrs. Dolan and Cortens based on 1,543,251 shares of Series A preferred stock outstanding as of December 31, 2006.

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

BPO MANAGEMENT SERVICES, INC.

Date: August 14, 2007	By:	/s/ Donald W. Rutherford
Chief Financial Officer
(principal financial officer and duly authorized officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-QSB

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)