Form 10QSB
period 2007-09-30
BPO Management Services
filed 2007-11-14
CIK 1015920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE

TRANSITION PERIOD FROM __________ to __________

Commission file number: 0-28560

BPO MANAGEMENT SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	22-2356861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 N HANCOCK STREET, ANAHEIM HILLS, CA 92807
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

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 12,171,034 on November 14, 2007.Transitional Small Business Disclosure Format (Check one).     Yes [   ] No [X]

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

Revenues:
Enterprise content management	$3,504,953	$492,908	$5,866,997	$2,290,238
IT outsourcing services	880,978	458,269	2,861,891	1,327,867
Human resource outsourcing servicing	246,371	10,114	260,188	232,795

Total revenues	4,632,302	961,291	8,989,076	3,850,900

Operating expenses:
Cost of services provided	2,563,277	376,438	4,436,764	1,341,553
Selling, general and administrative	3,054,506	1,003,089	7,207,185	3,949,307
Research and development	168,371	-	261,738	-
Share-based compensation	112,118	(4,439)	258,861	35,514

Total operating expenses	5,898,272	1,375,088	12,164,548	5,326,374

Loss from operations	(1,265,970)	(413,797)	(3,175,472)	(1,475,474)

Interest expense (income)
Related parties	27,222	-	89,819	-
Amortization of related party debt discount	-	-	594,029	-
Other, net	(11,300)	26,898	76,045	31,894
Other income	(3,115)	(911)	(3,102)	-

Total interest and other expense (income)	$12,807	$25,987	$756,791	$31,894

Net loss	$(1,278,777)	$(439,784)	$(3,932,263)	$(1,507,368)

Basic and diluted net loss per share	$(0.14)	$(0.04)	$(0.45)	$(0.15)

Basic and diluted weighted average common
shares outstanding	9,004,368	9,927,174	8,750,543	9,894,091

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

2007
ASSETS
Current assets:
Cash and cash equivalents	$6,102,487
Restricted cash	922,888
Accounts receivable, net of allowance for doubtful accounts of $138,934	3,672,086
Inventory consisting of finished goods, net of reserves of $0	184,220
Prepaid expenses and other current assets	287,627
Total current assets	11,169,309

Equipment, net of accumulated depreciation of $194,893	1,058,555
Goodwill	10,179,091
Intangible assets, net of accumulated amortization of $266,194	960,751
Other assets	33,155

$23,400,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of discount of $3,367	$141,943
Current portion of capital lease obligations	132,263
Accounts payable	2,327,226
Accrued expenses	1,266,252
Accrued interest-related party	9,450
Accrued dividend payable-related party	11,392
Amount due former shareholders of acquired companies	1,101,771
Deferred revenues	1,655,185
Related party notes payable	1,200,000
Severance obligations payable	272,912
Other current liabilities (Income taxes payable)	245,013
Total current liabilities	8,363,407

Long-term debt, net of current portion and net of discount of $5,613	28,058
Capital lease obligations, net of current portion	415,776
Total liabilities	8,807,241

Commitments and contingencies (Note 9)

Stockholders' equity
Convertible preferred stock, Series A, par value $.01; authorized
1,608,612 shares; 1,605,598 shares issued and outstanding	16,056
Convertible preferred stock, Series B, par value $.01; authorized
1,449,204 shares; 1,449,204 shares issued and outstanding	14,492
Non-convertible preferred stock, Series C, par value $.01; authorized
21,378,000 shares; 916,667 shares issued and outstanding	9,167
Convertible preferred stock, Series D, par value $.01; authorized
1,500,000 shares; 1,458,334 shares issued and outstanding	14,583
Convertible preferred stock, Series D-2, par value $.01; authorized
1,500,000 shares; 375,000 shares issued and outstanding	3,750
Common stock, par value $.01; authorized 150,000,000 shares;
9,004,368 shares issued and outstanding	90,044
Additional paid-in capital	22,916,997
Accumulated deficit	(8,032,969)
Accumulated other comprehensive loss, foreign currency translation adjustments	(438,500)
Total stockholders' equity	14,593,620

$23,400,861

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
Cash flows from operating acitvities:
Net loss	$(3,932,263)	$(1,507,368)
Adjustments to reconcile loss from continuing operations
to net cash provided by (used in) operating activities:
Depreciation	175,248	263,501
Amortization of intangible assets	153,947	311,777
Non-cash compensation expense recognized on issuance of stock options	258,861	35,514
Amortization of loan discount	594,031	-

Changes in operating assets and liabilities:
Accounts receivable	(1,097,353)	(244,889)
Inventory	(25,238)	-
Income tax receivable	250,000	-
Prepaid expenses and other current assets	(103,721)	-
Other assets	113,568	(107,257)
Accounts payable	(1,027,744)	482,864
Accrued expenses	614,748	(67,401)
Accrued interest related parties	90,119	-
Accrued dividends related parties	(69,870)	-
Deferred revenues	371,890	226,231
Amount due former shareholders of acquired companies	179,579	-
Income tax payable	7,782	-
Payments of severance liability	(500,841)	(92,295)
Net cash used in operating activities	(3,947,257)	(699,323)

Cash flows from investing activities:
Purchase of property and equipment, net	(516,847)	(279,014)
Purchase obligation payment - Novus	(962,571)	-
Purchase obligation payment - DocuCom	(917,338)	-
Restricted deposit of purchase obligation - DocuCom	(922,888)	-
Cash paid for acquisitions, net of cash acquired	(2,952,429)	(2,050,071)
Net cash used in investing activities	(6,272,073)	(2,329,085)

Cash flows from financing activities:
Proceeds from bank loans	-	269,369
Repayment of bank loans	(317,251)	-
Proceeds (payment) of notes payable	-	902,386
Repayment of capital lease obligations	(68,928)	-
Proceeds from related party loans	400,000	516,693
Acquisition of capital leases	435,666	291,817
Proceeds from issuance of preferred stock, net of cash paid for direct costs	15,737,910	-
Distributions to related parties	(240,598)	-
Issuance of common stock in acquisition	-	148,285
Net cash provided by financing activities	15,946,799	2,128,550
Effect of exchange rate changes on cash and cash equivalents	(331,178)	-
Net increase (decrease) in cash	5,396,290	(899,858)
Cash and cash equivalents, beginning of period	706,197	1,232,169
Cash and cash equivalents, end of period	$6,102,487	$332,311

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$114,132	$47,771

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment under capital leases	$435,666	$-
Issuance of warrants	$185,187	$-
Preferred Stock Series A dividend	$957	$757
Acquisition of a company:
Net assets acquired	$2,236,115	$1,243,927
Net liabilities assumed	$3,138,627	$524,925
Common stock issued as consideration for acquisition	$400,000	$5,000

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

For accounting purposes, the acquisition has been treated as a recapitalization of BPO Management Services, Inc., prior to the merger with netGuru (Former BPOMS) with Former BPOMS as the acquirer. The historical financial statements prior to December 15, 2006, are those of the Former BPOMS which began operations on July 26, 2005. All share-related data has been presented giving effect to the recapitalization resulting from the reverse merger.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Item 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The interim financial statements should be read in conjunction with the Company's consolidated financial statements and related footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

COMPANY	INCEPTION/ACQUISITION DATE

BPO Management Services, Inc. (the "Company")	Inception date: July 26, 2005
Adapsys Document Management LP ("ADM")	Acquired: July 29, 2005
Adapsys LP ("ADP")	Acquired: July 29, 2005
Digica, Inc. ("Digica")	Acquired: January 1, 2006
Novus Imaging Solutions, Inc. ("Novus")	Acquired: September 30, 2006
NetGuru Systems, Inc. ("netGuru")	Acquired: December 15, 2006
Research Engineers, GmbH ("GmbH")	Acquired: December 15, 2006
DocuCom Imaging Solutions, Inc. ("DocuCom")	Acquired: June 21, 2007
Human Resource Micro-Systems, Inc. ("HRMS")	Acquired: June 29, 2007

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At September 30, 2007, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations approximated their fair value, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date.

FOREIGN CURRENCY TRANSLATION

The financial position and operating results of all foreign operations are consolidated using the local currencies of the countries in which the Company operates as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation adjustments are recorded directly into a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations and were not material for the three and nine months ended September 30, 2007 and 2006.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances at financial institutions that management believes possess high-credit quality. At September 30, 2007, the Company had $5,658,761 on deposit that exceeded the United States (FDIC) federal insurance limit. At September 30, 2007, the Company had no accounts on deposit that exceeded the Canadian (CDIC) insurable limit of $100,000 CDN per entity per bank. The Canadian funds insurance is limited to Canadian currency deposits only and does provide coverage to money master high interest savings accounts (money market accounts) but all accounts are considered in the overall limitation per entity per bank.

RESTRICTED CASH

CDN $900,000 is payable to the previous shareholders of DocuCom nine months from the date of the acquisition. This payment is guaranteed by a letter of credit for which the Company deposited as security a forward contract for the purchase of Cdn $900,000 purchased by the company at a cost of approximately $923,000 and shown on the balance sheet as restricted cash.  In addition, $500,000 has been deposited in an escrow account for the benefit of the prior shareholders of HRMS and is subject to offsets in accordance with the Share Purchase Agreement.

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

Expected Dividend yield	--
Expected volatility	124%
Risk-free interest rate	4.6%-5.03%
Expected option lives (in years)	7
Estimated forfeiture rate	7%

For the three months ended September 30, 2007 and 2006, the Company recognized $112,118, and $(4,439), respectively, in share-based compensation expense. For the nine months ended September 30, 2007 and 2006, the Company recognized $258,861 and $35,514, respectively, in share-based compensation expense. The Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense if there are any modifications or cancellation of the underlying unvested securities. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions. Share-based compensation expense was recorded in selling, general and administrative expense.

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

RETIREMENT PLANS

The Company and certain of its United States subsidiaries have qualified cash or deferred 401(k) retirement savings plans. The plans cover substantially all United States employees who have attained age 21 and have one year of service. Employees may contribute up to 15% of their compensation. The Company does not make matching contributions to the plan, except in one subsidiary, where it matches 100% of the employee contribution up to a maximum of 4% of the employee’s salary. For the quarters ended September 30, 2007 and 2006, the Company contributions to the plan amounted to $6,559 and $6,149, respectively.  For the nine months ended September 30, 2007 and 2006, the Company contributions to the plan amounted to $19,660 and $20,667, respectively.  Certain of its Canadian subsidiaries have defined contribution pension plans whereby after a qualification period the company contributes an amount which vary from 2% to 8% of the employees annual earnings.  For the three months ended September 30, 2007 and 2006, the Company contributions to the plan amounted to $12,620 and $7,988, respectively.  For the nine months ended September 30, 2007 and 2006, the Company contributions to the plan amounted to $33,303 and $30,331, respectively.

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

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of September 30, 2007 and 2006, all potentially dilutive common stock equivalents amounted to 133,344,209 and 5,853,371 shares, respectively.

The following table illustrates the computation of basic and diluted net loss per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

Numerator:
Net loss	$(1,278,777)	$(439,784)	$(3,932,263)	$(1,507,368)
Less:
Preferred dividends paid in stock	32,754	-	96,348	-
Loss and numerator used in computing basis
and diluted loss per share	$(1,246,023)	$(439,784)	$(3,835,914)	$(1,507,368)

Denominator:
Denominator for basic and diluted net loss per share-
weighted average number of common shares outstanding	9,004,368	9,927,174	8,750,543	9,894,091

Basic and diluted net loss per share	(0.14)	(0.04)	(0.44)	(0.15)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the company reported net losses in all the reporting periods:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

Options to purchase shares of common stock	2,487,002	2,100,000	2,487,002	2,100,000
Warrants to purchase shares of common stock	98,436,953	253,371	98,436,953	253,371
Shares of convertible preferred stock - Series A	1,637,710	1,500,000	1,637,710	1,500,000
Shares of convertible preferred stock - Series B	1,449,200	2,000,000	1,449,200	2,000,000
Shares of convertible preferred stock - Series D	23,333,344	-	23,333,344	-
Shares of convertible preferred stock - Series D-2	6,000,000	-	6,000,000	-

Total	133,344,209	5,853,371	133,344,209	5,853,371

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

The purchase price consisted of cash in the amount of Cdn$961,097 (approximately US$910,000), at closing on June 21, 2007. The purchase agreement also provided that the Company pay the selling shareholders Cdn$900,000 (approximately US$840,000) three months after closing and Cdn$900,000 (approximately US$840,000) nine months after closing. The Company secured the subsequent payments through a bank-issued irrevocable standby letter of credit in favor of the selling shareholders in the aggregate amount of Cdn$1,800,000 (approximately US$1.68 million). The letter of credit was securitized by the deposit of $1,955,955 that is shown on the balance sheet as restricted cash.

On June 29, 2007, the Company purchased 100% of the issued and outstanding capital stock of Human Resource Micro-Systems, Inc., a California corporation (“HRMS”). The aggregate purchase price was $2,000,000, of which amount the Company paid the selling shareholders $1,100,000 and issued them 384,968 shares of the Company’s restricted common stock valued at $400,000 (based upon the volume-weighted average closing bid price of the common stock during the ten consecutive trading days immediately preceding the closing). The Stock Purchase Agreement provided that the selling shareholders be paid the remaining $500,000 twelve months after closing through an escrow account, subject to offset with respect to any claims for indemnity by the Company under the terms of the Stock Purchase Agreement.

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

The following table presents the preliminary allocation of the acquisition price, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values as of the date of acquisition:

	DocuCom	HRMS

Cash and cash equivalents	$-	$15,702
Accounts receivable	1,579,611	252,008
Acquired contracts	-	-
Other current assets	172,888	8,876
Property, plant and equipment	204,419	2,611
Goodwill	3,762,693	2,351,587
Identifiable intangible assets	-	-
Total assets acquired	5,719,611	2,630,784

Note payable to bank	420,610	-
Accounts payable and other accrued liabilities	2,247,173	470,844
Estimated termination liability	-	-
Total liabilities assumed	2,667,783	470,844

Net assets acquired	$3,051,828	$2,159,940

Acquired identifiable intangible assets in the amount of $0 were assigned to customer contracts pending valuation. The purchase price and costs associated with the DocuCom and HRMS acquisitions exceeded the Company's preliminary allocation of the fair value of net assets acquired by $3,762,693 and $2,351,587, respectively, which was assigned to goodwill. The amount ultimately assigned to goodwill is not expected to be deductible for United States income tax, state income tax or Canadian income tax purposes.

The following unaudited pro forma financial information presents the combined results of operations of the Company, DocuCom and HRMS for the quarter ended September 30, 2007 and 2006 as if the acquisitions had occurred on July 1, 2007 and July 1, 2006, respectively.

Unaudited Pro Forma Statement of Operations For the Three Months Ended September 30, 2007:

	BPOMS	DocuCom	HRMS	Pro Forma

Revenues	$1,666,560	$2,719,666	$246,076	$4,632,302

Net Income (Loss)	$(1,285,811)	$163,927	$(156,893)	$(1,278,777)

Basic and diluted loss per
common share	$(0.15)	$-	$(0.41)	$(0.14)

Basic and diluted weighted average
common shares outstanding	8,619,400	-	384,968	9,004,368

Unaudited Pro Forma Statement of Operations For the Three Months Ended September 30, 2006:

	BPOMS	DocuCom	HRMS	Pro Forma

Revenues	$961,291	$2,386,450	$312,229	$3,659,970

Net Income (Loss)	$(439,784)	$(140,647)	$15,935	$(564,496)

Basic and diluted loss per
common share	$(0.04)	$-	$0.04	$(0.05)

Basic and diluted weighted average
common shares outstanding	9,927,174	-	384,968	10,312,142

The following unaudited pro forma financial information presents the combined results of operations of the Company, DocuCom and HRMS for the nine months ended September 30, 2007 and 2006 as if the acquisitions had occurred on January 1, 2007 and January 1, 2006, respectively.

Unaudited Pro Forma Statement of Operations For the Nine Months Ended September 30, 2007:

	BPOMS	DocuCom	HRMS	Pro Forma

Revenues	$6,023,334	$9,854,158	$795,930	$16,673,422

Net Income (Loss)	$(3,939,297)	$127,637	$(399,250)	$(4,210,910)

Basic and diluted loss per
common share	$(0.47)	$-	$(1.04)	$(0.48)

Basic and diluted weighted average
common shares outstanding	8,365,575	-	384,968	8,750,543

Unaudited Pro Forma Statement of Operations For the Nine Months Ended September 30, 2006:

	BPOMS	DocuCom	HRMS	Pro Forma

Revenues	$3,850,900	$9,856,986	$900,781	$14,608,667

Net Income (Loss)	$(1,507,368)	$71,109	$67,450	$(1,378,809)

Basic and diluted loss per
common share	$(0.16)	$-	$0.18	$(0.14)

Basic and diluted weighted average
common shares outstanding	9,509,123	-	384,968	9,894,091

Both acquisitions took place close to the end of the second quarter and the Company has not concluded its study of the valuation of the assets acquired and the liabilities assumed.

4.  DEBT

SHORT-TERM RELATED PARTY DEBT

Short-term related party debt consisted of the following at September 30, 2007:

Notes payable to 2 officers, who are also significant
shareholders, secured by all assets of the Company,
bearing an annual interest rate of 9%		$1,200,000

Long-term debt, including capital lease obligations, consisted of the following at September 30, 2007:

a.	Credit facility from Royal Bank of Canada, stated interest at a
	floating rate plus 1.05%, (totaling 7.3% at September 30, 2007),
	secured by assets of the Company	$120,972
b.	Loan from Business Development Bank of Canada, stated
	interest at a floating rate plus 3.25%, (totaling 11.50% at
	September 30, 2007), secured by assets and personal guarantees	53,873
	of the Company, expiring May 21, 2010
c.	Collateralized loan payable to Chrysler Financial,
	expiring March 2008, fixed interest rate of 13.9%	4,136
d.	Capital lease obligations maturing at dates ranging
	from November 30, 2009 to December 31, 2011, secured
	by the leased assets	666,966

	Total long-term debt before unamortized discount
	and inputed interest	845,947
	Less: Imputed interest and unamortized discount	(127,907)

	Long-term debt	718,040
	Less: current portion	274,206

		$443,834

RELATED PARTY NOTES PAYABLE

In August 2006 the Company entered into an agreement with two individuals who are officers, directors, and significant shareholders for a bridge loan not to exceed $3,000,000.  From the inception of that agreement through January 30, 2007 a total of $2,740,000 was advanced to the Company.  The loan agreement provided for principal and accrued and unpaid interest were due and payable April 30, 2007.  The loan agreement is unsecured.  The unpaid principal of $1,200,000 and accrued and unpaid interest of $9,450 as of September 30, 2007 are due and payable on demand. The amount due under the loan agreement has both a face and stated value of $1,200,000 as of September 30, 2007.  The stated fixed interest rate is 9.00% per annum for the three and nine month periods ended September 30, 2007.  For financial reporting purposes the effective interest rate yield was 9% and 64% per annum for the three and nine month periods ended September 30, 2007.  The loan agreement was not in effect during either the three or nine month periods ending September 30, 2006

Common share purchase warrants (collectively the Warrants) to purchase one share of the Company’s common stock, par value $0.01 per share (the Common Stock), at an exercise price of $0.035 per share that are exercisable on issuance were granted in conjunction with the loan agreement. The total funds borrowed from the related parties amounted $2,740,000.  The associated Warrants are exercisable for 707,704 shares of common stock. The Warrants, which expire seven years after issuance, were assigned a value of $834,717, estimated using the Black-Scholes-Merton valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes-Merton valuation model: a term of seven years, risk-free rate range of 4.16% - 5.03%, volatility of 125%, and dividend yield of zero. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to the Warrants was allocated based on their relative fair values. The discount on the loan agreement for the Warrants was accreted to interest expense, using the effective interest method, over the initial term of the loan agreement (original loan agreement due date was April 30, 2007) Total interest expense recognized relating to the accretion of the Warrants discount for the three and nine month periods ending September 30, 2007 was $0 and $594,030, respectively.  There was no interest expense related to the accretion of the Warrant discount for the three and nine month periods ending September 30, 2006.

The loan agreement provided that if the Company required additional equity in order to meet certain surplus requirements needed to accomplish the reverse merger with netGuru; it could offer  the related parties the opportunity to convert  a  portion of  the outstanding loan agreement amount then payable at an aggregate conversion price equal to 50% of the fair value of the common stock at the adjusted closed market price on the day immediately preceding the conversion of the loan agreement amounts.  A total of $1,540,000 was converted into 916,667 shares of the Company’s Series C preferred stock in December 2006 (conversion price of $1.68 per share of Series C preferred stock is based on an adjusted closing price of the common stock on the day immediately preceding the conversion of $3.36).  The Company incurred an $82,200 loan fee of 3% of the total amount borrowed under the loan agreement which was paid to the related parties.

Under the loan agreement, the Company was required to pay an amount equal to an amount not less than 25% of the net proceeds it received from all subsequent debt and equity financings towards the retirement of the then outstanding principal and accrued and unpaid interest (Note 5).  Any unwaived failure by the Company to make any such payment would constitute a material breach of the loan agreement. In connection with the consummation of the Series D preferred stock equity financing on June 13, 2007, the two individuals waived this loan agreement covenant.  The waiver related solely to the Series D preferred stock financing.

A.  CREDIT FACILITY FROM THE ROYAL BANK OF CANADA

Docucom Imaging Solutions Inc. (“DocuCom”) has a revolving Operating Line with the Royal Bank of Canada with a maximum availability of $1,000,000 and carries an annual interest rate of the Royal Bank of Canada prime rate plus 1.05%, which amounted to 7.30% at September 30, 2007.  The credit facility is secured by a General Security Agreement signed by DocuCom as well as a guarantee and postponement of claim for $500,000 in the name of Novus Imaging Solutions Inc. (“Novus”) which is also supported by a General Security Agreement signed by Novus.  The Borrowing Limit on the credit facility is 75% of the good accounts receivable of the company.  At September 30, 2007, DocuCom had an outstanding balance of approximately $120,972 which did not exceed the borrowing limit.

B.  TERM LOAN FROM BUSINESS DEVELOPMENT BANK OF CANADA

Adapsys Document Management LP (“ADM”) has a term loan with the Business Development Bank of Canada that expires on May 21, 2010. The interest rate on this loan is bank's floating rate plus 3.25% and monthly principal re-payments are approximately $1,433. At September 30, 2007, the annual rate of interest on this loan was 11.50% and the balance outstanding was approximately $53,984. The loan is secured by a general security agreement from ADM and joint and several personal guarantees in the amount of approximately $43,000 by two former principals of ADM who were also the Company's 5% shareholders. The Company issued a 7-year warrant to purchase 5,435 shares of the Company's common stock at an exercise price of $0.03 per share to each of these shareholders in return for their loan guarantees. The warrants, valued at approximately $11,049, were recorded as a discount to the term loan. The value of the warrants is being amortized to interest expense over the term of the loan. Unamortized discount at September 30, 2007 was approximately $8,980.

C.  LOAN PAYABLE TO CHRYSLER FINANCIAL

Digica Inc. has a loan payable to Chrysler Financial collateralized by a vehicle with a net book value of $9,750. The loan has a fixed annual interest rate of 13.9% and matures in March 2008. At September 30, 2007, the loan balance was $4,136.

D.  CAPITAL LEASES

Capital leases consist primarily of equipment leases for the U.S. entities. The Company added approximately $360,090 to capital leases in the first quarter of fiscal 2007.

Long-term debt, excluding unamortized discount, and capital lease obligations mature in each of the following years ending September 30:

	Long-Term	Capital Lease
	Debt	Obligations

2008	$141,942	$184,835
2009	16,834	179,995
2010	11,225	134,543
2011	-	134,256
2012	-	33,338
Thereafter	-	-
Total minimum payments	$170,001	$666,966
Less: amount representing interest		(118,927)

Present value of minimum capital lease payments		$548,039

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

Through amendments to each of the Series J Warrants to Purchase Shares of Preferred Stock issued to the investors who purchased shares of the Company’s Series D Convertible Preferred Stock on June 13, 2007 (which Series J Warrants were issued in connection with such share purchases), the Company voluntarily reduced the per-share warrant exercise price payable upon exercise of its Series J Warrant from $14.40 to $9.60, effective only for exercises thereof during the period between September 28, 2007 and October 10, 2007.  This reduced warrant exercise price only applied for up to seventy-five percent (75%) of the Series J Warrants then held by each investor and the original exercise price of $14.40 per share was automatically re-applied to any Series J Warrants not exercised at the reduced price.

The Company also amended each of the Series C Warrants to purchase shares of Common Stock and Series D Warrants to purchase shares of Common Stock, all of which were also issued in connection with the purchases of the Series D Convertible Preferred Stock on June 13, 2007, to provide that, in the event that an investor exercised any portion of the Series J Warrants at the reduced exercise price, the per-share warrant exercise price payable upon exercise of its Series C Warrant was reduced from $1.35 to $0.01 and the per-share warrant exercise price payable upon exercise of its Series D Warrant was reduced from $1.87 to $1.10 for the same percentage of the investor’s Series C Warrants and Series D Warrants as the percentage of Series J Warrants then exercised by such investor during the reduced warrant price period.   Any applicable reduced warrant exercise price for the Series C Warrants and Series D Warrants applies for the remainder of their respective terms.

As of September 30, 2007, the period end of this Current Report, an investor had exercised certain of their Series J Warrants at the reduced exercise price and acquired an aggregate of 375,000 shares of the Company Series D-2 Convertible Preferred Stock for an aggregate of approximately $3.6 million. The anti-dilution provisions of the investors' agreements were waived for such reduced exercise prices.

6.  CONCENTRATION OF SALES AND CREDIT RISK

The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable balances. None of the Company's customers accounted for more than 10% of the Company's consolidated net sales during the three months ended September 30, 2007.

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

The significant components of worldwide operations by reportable operating segment are:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenues
ECM	$3,504,953	$492,908	$5,866,997	$2,290,238
ITO	880,978	458,269	2,861,891	1,327,867
HRO	246,371	10,114	260,188	232,795
Consolidated	$4,632,302	$961,291	$8,989,076	$3,850,900

Operating loss
ECM	$(361,629)	$(274,161)	$(865,350)	$(615,644)
ITO	(1,384)	(52,302)	(187,168)	(252,536)
HRO	(339,551)	(45,854)	(488,061)	(503,065)
Corporate	(563,406)	(41,480)	(1,634,893)	(104,229)
Consolidated	$(1,265,970)	$(413,797)	$(3,175,472)	$(1,475,474)

Depreciation and amortization expense
ECM	$45,859	$11,651	$39,168	$25,977
ITO	31,591	74,380	64,962	111,790
HRO	2,580	-	5,159	-
Corporate	62,227	2,598	115,355	7,795
Consolidated	$142,257	$88,629	$224,644	$145,562

The Company's operations are based in foreign and domestic subsidiaries and branch offices in the U.S., Canada and Germany. The following are significant components of worldwide operations by geographic location:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenues
North America	$4,367,847	$961,291	$8,496,025	$3,850,900
Europe	264,455	-	493,051	-
Consolidated	$4,632,302	$961,291	$8,989,076	$3,850,900

	At	At
	September 30,	December 31,
Long-Lived Assets	2007	2006
North America	$12,207,230	$5,829,298
Europe	24,322	25,874
Consolidated	$12,231,552	$5,855,172

9.  COMMITMENTS AND CONTINGENCIES

Financial Results, Liquidity and Management's Plan activities

The Company has incurred losses in the nine month ended September 30, 2007 of $3,932,263. The Company has been able to obtain operating capital through a private debt funding source, the sale of shares of its common stock and through the exercise of warrants to purchase shares of its common stock. Management's plans include the continued development and implementation of its business plan.

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

At September 2007, future minimum annual rental commitments under these lease obligations were as follows:

For the twelve months ending September 30:

2008	$491,047
2009	332,335
2010	198,486
2011	72,449
2012	2,422
Thereafter	-

$1,096,739

For the three months September 30, 2007 and 2006 rent expense was $266,956 and $112,278, respectively.  For the nine months ended September 30, 2007 and 2006 rent expense was $581,121 and 344,735, respectively.

LITIGATION

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 10:  SUBSEQUENT EVENT

Through amendments to each of the Series J Warrants to Purchase Shares of Preferred Stock issued to the investors who purchased shares of the Company’s Series D Convertible Preferred Stock on June 13, 2007 (which Series J Warrants were issued in connection with such share purchases), the Company voluntarily reduced the per-share warrant exercise price payable upon exercise of its Series J Warrant from $14.40 to $9.60, effective only for exercises thereof during the period between September 28, 2007 and October 10, 2007.  This reduced warrant exercise price only applied for up to seventy-five percent (75%) of the Series J Warrants then held by each investor and the original exercise price of $14.40 per share was automatically re-applied to any Series J Warrants not exercised at the reduced price.

The Company also amended each of the Series C Warrants to purchase shares of Common Stock and Series D Warrants to purchase shares of Common Stock, all of which were also issued in connection with the purchases of the Series D Convertible Preferred Stock on June 13, 2007, to provide that, in the event that an investor exercised any portion of the Series J Warrants at the reduced exercise price, the per-share warrant exercise price payable upon exercise of its Series C Warrant was reduced from $1.35 to $0.01 and the per-share warrant exercise price payable upon exercise of its Series D Warrant was reduced from $1.87 to $1.10 for the same percentage of the investor’s Series C Warrants and Series D Warrants as the percentage of Series J Warrants then exercised by such investor during the reduced warrant price period.   Any applicable reduced warrant exercise price for the Series C Warrants and Series D Warrants applies for the remainder of their respective terms.

As of September 30, 2007, the period end of this Current Report, an investor had exercised certain of their Series J Warrants at the reduced exercise price and acquired an aggregate of 375,000 shares of the Company Series D-2 Convertible Preferred Stock for an aggregate of approximately $3.6 million.

In October 2007, subsequent to the period for this Current Report, additional investors exercised certain of their Series J Warrants at the reduced exercise price and acquired an aggregate of 354,167 shares of the Company Series D-2 Convertible Preferred Stock for an aggregate of approximately $3.4 million.

The Company used the proceeds to complete the acquisition of Blue Hill Data Services, Inc.

Through a Stock Purchase Agreement, entered into as of October 10, 2007, the Company purchased the issued and outstanding capital stock of Blue Hill Data Services, Inc., a privately-held data center outsourcing services company, based in Pearl River, New York (“Blue Hill”).  At or about the closing date, the Company transferred approximately $11 million of value, as follows:  (i) cash payments to the current selling stockholders of approximately $6.6 million; (ii) a 15-month promissory note in the initial principal amount of $1 million, subject to offset in favor of the Company with respect to any claims for indemnity by the Company under the terms of the Stock Purchase Agreement; (iii) cash payment through Blue Hill in the amount of approximately $1.4 million to its former stockholder; and (iv) 2,666,666 shares of the Company’s restricted common stock valued at approximately $1.8 million (based upon the volume-weighted average closing bid price of the common stock during the ten consecutive trading days immediately preceding the closing).  The promissory note bears interest from and after January 1, 2009, at the rate of 9% per annum and is “secured” by a document to be held in escrow, styled as a confession of judgment.  The principal of the note, less any offsets, is, at the selling stockholders’ option, convertible into restricted shares of the Company’s common stock, the number of which is to be calculated in the same manner as the shares issued at closing were calculated.

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

We assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and determined that there was no impairment to goodwill. As of September 30, 2007, our goodwill account balance was $10,179,091.

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2007 VS. THREE MONTHS ENDED SEPTEMBER 30, 2006 AND NINE MONTHS ENDED SEPTEMBER 30, 2007 VS. NINE MONTHS ENDED SEPTEMBER 30, 2006

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

The following entities of BPOMS are included in the consolidated results of operations from the date of their respective acquisitions:

COMPANY	INCEPTION/ACQUISITION DATE

BPO Management Services, Inc. (the "Company")	Inception date: July 26, 2005
Adapsys Document Management LP ("ADM")	Acquired: July 29, 2005
Adapsys LP ("ADP")	Acquired: July 29, 2005
Digica, Inc. ("Digica")	Acquired: January 1, 2006
Novus Imaging Solutions, Inc. ("Novus")	Acquired: September 30, 2006
NetGuru Systems, Inc. ("netGuru")	Acquired: December 15, 2006
Research Engineers, GmbH ("GmbH")	Acquired: December 15, 2006
DocuCom Imaging Solutions, Inc. ("DocuCom")	Acquired: June 21, 2007
Human Resource Micro-Systems, Inc. ("HRMS")	Acquired: June 29, 2007

NET REVENUES

The following table presents our net revenues by operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenues
ECM	$3,504,953	$492,908	$5,866,997	$2,290,238
% of total net revenues	75.7%	51.3%	65.3%	59.5%

ITO	880,978	458,269	2,861,891	1,327,867
% of total net revenues	19.0%	47.7%	31.8%	34.5%

HRO	246,371	10,114	260,188	232,795
% of total net revenues	5.3%	1.1%	2.9%	6.0%

Total net revenues	$4,632,302	$961,291	$8,989,076	$3,850,900

Total net revenues increased by $3,671,011 or 382% to $4,632,302 during the three months ended September 30, 2007 from $961,291 during the same period in the prior year. Total net revenues increased by $5,138,176 or 133% to $8,989,076 during the nine months ended September 30, 2007 from $3,850,900 during the same period in the prior year. Our total net revenues primarily consisted of net revenues from (1) enterprise content management, (2) IT Outsourcing services and (3) human resource outsourcing services.

ENTERPRISE CONTENT MANAGEMENT ("ECM")

Net revenue from ECM products and services during the three months ended September 30, 2007 increased by $3,012,045 or 611% to $3,504,953 from $492,908 during the three months ended September 30, 2006. During the nine months ended September 30, 2007 net revenue increased by $3,576,759 or 156% to $5,866,997 from $2,290,238 during the same period in the prior year. Net revenue in the ECM business segment in fiscal 2007 also includes net revenue from Novus Imaging Solutions, Inc. ("Novus") which was acquired in October 2006, net revenues from netGuru, Inc. ("netGuru"), which was acquired in December 2006 and net revenues from DocuCom Imaging Solutions, Inc. (“DocuCom”) which was acquired in June of 2007.  Net revenue increases attributable to these companies acquired subsequent to September 30, 2006 amounted to $2,960,677 in the three months ended September 30, 2007 and $4,267,782 in the nine months ended September 30, 2007.  The ECM segment includes our ECM solutions group and our collaborative software products and related services. The majority of our ECM solutions group services and our collaborative software revenue are generated from service-oriented projects where the revenue is recognized only upon the completion of specific project deliverables. The timing of these projects and the completion and recognition of revenue from various size projects creates variability in our ECM solutions group services revenues and collaborative software net revenues between quarters and fiscal years.

IT OUTSOURCING SERVICES ("ITO")

Net revenue from ITO during the three months ended September 30, 2007 increased by $422,709 or 92% to $880,978 from $458,269 during the three months ended September 30, 2006. During the nine months ended September 30, 2007 net revenue increased by $1,534,024 or 116% to $2,861,891 from $1,327,867 during the same period in the prior year.  Increases were primarily due to the additional revenues from NetGuru Systems, Inc. acquired in December 2006 in conjunction with the reverse merger with NetGuru Inc.

HUMAN RESOURCE OUTSOURCING SERVICES ("HRO")

During the third quarter of fiscal 2007, net revenues from HRO increased $236,257 or 2336% to $246,371 from $10,114 during the third  quarter of fiscal 2006 and increased $27,393 or 12% to $260,188 from $232,795 during the nine months ended September 30, 2007. The increase is due to the acquisition of HRMS which took place June 29, 2007 and is expected to continue offering increasing revenues to this segment in succeeding periods.

OPERATING EXPENSES

The following table presents our operating expenses and the percentage of total net revenues:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating Expenses
Cost of services provided expenses	$2,563,277	$376,438	$4,436,764	$1,341,553
% of total net revenues	55.3%	39.2%	49.4%	34.8%

Selling, general and administrative expenses	$3,054,506	$1,003,089	$7,207,185	$3,949,307
% of total net revenues	65.9%	104.3%	80.2%	102.6%

Research and development expenses	$168,371	$-	$261,738	$-
% of total net revenues	3.6%	0.0%	2.9%	0.0%

Share-based compensation expense	$112,118	$(4,439)	$258,861	$35,514
% of total net revenues	2.4%	-0.5%	2.9%	0.9%

Total operating expenses	$5,898,272	$1,375,088	$12,164,548	$5,326,374
% of total net revenues	127.3%	143.0%	135.3%	138.3%

COST OF SERVICES PROVIDED EXPENSES

Cost of services provided expenses increased by $2,186,839 or 581% to $2,563,277 during the third quarter of fiscal 2007 from $376,438 during the third quarter of fiscal 2006 primarily due to acquisitions of Novus, DocuCom, HRMS and of entities acquired from NetGuru subsequent to the third quarter of fiscal 2006.

Cost of services provided expenses increased by $3,095,211 or 231% to $4,436,764 during the nine months of fiscal 2007 from $1,341,553 during the nine months of fiscal 2006 primarily due to acquisitions of Novus, DocuCom, HRMS and of entities acquired from NetGuru subsequent to the nine months of fiscal 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by $2,051,417 or 205% to $3,054,506 during the third quarter of fiscal 2007 from $1,003,089 during the third quarter of fiscal 2006 primarily due to higher professional fees and higher intangible amortization expense from the assets acquired in the previous year, and higher business integration expense associated with the consolidation of the newly acquired business operations. Additionally, SG&A expenses in the third quarter of fiscal 2007 included those of Novus, DocuCom and HRMS in the amount of $1,017,175 and of entities acquired from netGuru in the amount of $316,746 that were not present in the third quarter of 2006 since they were acquired in the fourth quarter ended December 2006 and DocuCom and HRMS were acquired in June 2007.

Selling, general and administrative ("SG&A") expenses increased by $3,257,878 or 82% to $7,207,185 during the first nine months of fiscal 2007 from $3,949,307 during the first nine months of fiscal 2006 primarily due to higher professional fees and higher intangible amortization expense from the assets acquired in the previous year, and higher business integration expense associated with the consolidation of the newly acquired business operations. Additionally, SG&A expenses in the first nine months of fiscal 2007 included those of Novus, DocuCom and HRMS in the amount of $1,453,161 and of entities acquired from netGuru in the amount of $822,082 that were not present in the first nine months of 2006 since they were acquired in the fourth quarter ended December 2006 and DocuCom and HRMS were acquired in June 2007.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses consist primarily of software developers' wages. In the first quarter and the first nine months of fiscal 2006 there were no R&D expenses since the Web4 division which is the primary generator of R&D expense was acquired in the fourth quarter of fiscal 2006.

SHARE-BASED COMPENSATION EXPENSE

We recorded share-based compensation expense of $112,118 in the third quarter of fiscal 2007 compared to $(4,439) in the same period in the prior year.  We recorded share-based compensation expense of $258,861 in the first nine months of fiscal 2007 compared to $35,514 in the same period in the prior year.  Grants of employee stock options are recognized as expense in the Company’s financial statements based on their respective grant date fair values and are charged to compensation expense based on awards that are ultimately expected to vest.

OPERATING LOSS BY SEGMENT

Operating loss in the ECM segment increased to $361,629 in the third quarter of fiscal 2007 from $274,161 third quarter of 2006 primarily due to higher business integration expenses with the acquisition of DocuCom in June 2007. The decrease in operating loss in the ITO segment to $1,384 in the third quarter of fiscal 2007 from $52,302 in the third quarter of fiscal 2006 is primarily due to higher revenues from acquired entities and organic growth in the ITO segment during the third quarter of fiscal 2007 compared to the same period in the prior year. The increase in operating loss in the HRO segment is primarily due to an increase in salaries in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 and higher business integration expenses with the acquisition of HRMS in June 2007. Corporate expenses increased to $563,406 in the third quarter of fiscal 2007 from $41,480 in the third quarter of 2006 primarily due to additional employees in the corporate headquarters, increased professional fees, intangible amortization expense and share-based compensation expense. The following table details the operating loss by segment:

	Three Months Ended September 30,
	2007	% of Total	2006	% of Total
Operating loss
ECM	$(361,629)	28.6%	$(274,161)	66.3%
ITO	(1,384)	0.1%	(52,302)	12.6%
HRO	(339,551)	26.8%	(45,854)	11.1%
Corporate	(563,406)	44.5%	(41,480)	10.0%
Consolidated	$(1,265,970)	100.0%	$(413,797)	100.0%

Operating loss in the ECM segment increased to $865,350 in the first nine months of fiscal 2007 from $615,644 in the third quarter of 2006 primarily due to higher business integration expenses with the acquisition of DocuCom in June 2007, and the entities acquired from netGuru during the fourth quarter of 2006. The operating loss in the ITO segment of $187,168 in the first nine months of fiscal 2007 decreased from $252,536 in the same period in the prior year. The  operating loss in the HRO segment of 488,061 in the first nine months of fiscal 2007 is little changed from $503,065 in the same period in the prior year. Corporate expenses increased to $1,634,893 in the first nine months of fiscal 2007 from $104,229 in the first nine months of 2006 primarily due to additional employees in the corporate headquarters, increased professional fees, intangible amortization expense and share-based compensation expense. The following table details the operating loss by segment:

	Nine Months Ended September 30,
	2007	% of Total	2006	% of Total

Operating loss
ECM	$(865,350)	27.3%	$(615,644)	41.7%
ITO	(187,168)	5.9%	(252,536)	17.1%
HRO	(488,061)	15.4%	(503,065)	34.1%
Corporate	(1,634,893)	51.5%	(104,229)	7.1%
Consolidated	$(3,175,472)	100.0%	$(1,475,474)	100.0%

INTEREST AND OTHER EXPENSE

      The following table presents our interest and other expense and its percentage of total net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Other Expense (Income)
Related parties interest	$27,222	$-	$89,819	$-
% of total net revenues	0.6%	0.0%	1.0%	0.0%

Amortization of related
party debt discount	$-	$-	$594,029	$-
% of total net revenues	0.0%	0.0%	6.6%	0.0%

Other interest, net	$(11,300)	$26,898	$76,045	$31,894
% of total net revenues	-0.2%	2.8%	0.8%	0.8%

Other income	$(3,115)	$(911)	$(3,102)	$-
% of total net revenues	-0.1%	-0.1%	0.0%	0.0%

Total other expense (income)	$12,807	$25,987	$756,791	$31,894
% of total net revenues	0.3%	2.7%	8.4%	0.8%

TOTAL INTEREST AND OTHER EXPENSE

Total interest and other expense decreased by $13,180 in the third quarter of fiscal 2007 to $12,807 from $25,987 in the third quarter of fiscal 2006 primarily due to interest income earned on the restricted time deposit with no corresponding interest income in the same period in 2006.

Total interest and other expense increased by $724,897 in the first nine months of fiscal 2007 to $756,791 from $31,894 in the first nine months of fiscal 2006 primarily due to $594,029 in amortization of the value of warrants issued pursuant to bridge loans, $89,819 in interest expense on bridge loans and interest on lease obligations and bank debt.

INCOME TAXES

In the third quarter and first nine months of fiscal 2007 and fiscal 2006, we recorded no income tax expense since we had incurred net losses from operations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity at September 30, 2007 consisted of $6,102,487 in cash and cash equivalents. Cash and cash equivalents increased by $5,396,290 in the first nine months of fiscal 2007. We incurred net losses from operations of $3,175,472 and $1,475,474 and used cash in operations of $3,947,257 and $699,323 in the first nine months of 2007 and 2006, respectively.

The primary reasons for cash used in operations during the first nine months of fiscal 2007 were: net loss of $3,932,263 that included non-cash charges related amortization of the loan discount in the amount of $594,031, depreciation and amortization expense of $329,195, and share-based compensation expense of $258,861. In addition, the timing differences in the payment of our current liabilities and collection of our current assets also contributed to the cash used in operations.

The primary reasons for cash used in operations during the first nine months of fiscal 2006 were: net loss of $1,507,368, depreciation and amortization expense of $575,278, and share-based compensation expense of $35,514. In addition, the timing differences in the payment of our current liabilities and collection of our current assets also contributed to the cash used in operations.

Net cash used in investing activities in the first nine months of fiscal 2007 was $6,272,073, primarily for purchase of DocuCom, Novus, HRMS and property and equipment.

Net cash used in investing activities in the first nine months of fiscal 2006 was $2,329,085, primarily for purchase of Digica and $279,014 for the purchase of property and equipment.

Net cash provided by financing activities during the first nine months of 2007 was $15,946,799 of which $15,737,910 came from the net proceeds from the sale of $17,600,000 of preferred shares. In the first nine months of fiscal 2007, we received $400,000 in cash proceeds from bridge loans and repaid bank debt in the amount of $317,251. The bridge loan was provided by Mr. Dolan, our chief executive officer and we issued a warrant to purchase 133,333 shares of common stock pursuant to the bridge loan agreement.

In lieu of procuring mezzanine financing from otherwise unaffiliated third parties in order to finance our acquisition of Blue Hill Data Services, Inc. (as originally contemplated by the seven institutional investors who purchased shares of our Series D Convertible Preferred Stock on June 13, 2007 and us as of June 13, 2007, the date on which we closed our Series D Convertible Preferred Stock private placement with such institutional investors), we provided an enhanced opportunity to obtain such financing from these seven institutional investors.  Through amendments to each of our Series J Warrants to Purchase Shares of Preferred Stock (“Series J Warrants”) issued to these investors on June 13, 2007 (which Series J Warrants were issued in connection with the Series D Convertible Preferred Stock purchases), we voluntarily reduced the per-share warrant exercise price payable upon exercise by any such investor of its Series J Warrant from $14.40 to $9.60, effective only for exercises thereof during the period between September 28, 2007 and October 10, 2007 (the “Reduced Warrant Price Period”).  This reduced warrant exercise price only applied for up to seventy-five percent (75%) of the Series J Warrants then held by each such institutional investor and the original exercise price of $14.40 per share automatically re-applied to any Series J Warrants not exercised at the reduced price during the Reduced Warrant Price Period.  Since we believed that we would obtain the funds we needed to complete the acquisition from the exercise of these Series J Warrants, we agreed that we will not procure such mezzanine financing or any other financing which is not permitted by the terms of the Series D Convertible Preferred Stock Purchase Agreement dated as of June 13, 2007, entered into by these institutional investors and us.

We also amended each of our Series C Warrants to Purchase Shares of Common Stock (“Series C Warrants”) and Series D Warrants to Purchase Shares of Common Stock (“Series D Warrants”), all of which were also issued in connection with such purchases of our Series D Convertible Preferred Stock on June 13, 2007 to these seven institutional investors, to provide that, in the event that the investor holding such warrant exercises any portion of its Series J Warrant during the Reduced Warrant Price Period, the per-share warrant exercise price payable upon exercise of its Series C Warrant was reduced from $1.35 to $0.01 and the per-share warrant exercise price payable upon exercise of its Series D Warrant was reduced from $1.87 to $1.10 for the same percentage of such investor’s Series C Warrant and Series D Warrant as the percentage as the percentage of the Series J Warrant exercised by such investor during the Reduced Warrant Price Period.  For example, if an institutional investor exercised one-quarter (1/4) of its Series J Warrant during the Reduced Warrant Price Period, the per-share exercise price for its Series C Warrant and Series D Warrant was reduced for one-quarter (1/4) of its Series C Warrant and Series D Warrant.  Any applicable reduced warrant exercise price for the Series C Warrants and Series D Warrants will apply for the remainder of their respective terms.

During the Reduced Warrant Price Period, six institutional investors exercised certain of their Series J Warrants at the reduced exercise price and acquired an aggregate of approximately 729,167 shares of our Series D-2 Convertible Preferred Stock for an aggregate of approximately $7.0 million.  In October 2007, one of the institutional investors exercised a portion of its Series C Warrant at the reduced exercise price and acquired an aggregate of 500,000 shares of our common stock.

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

Although we expect to meet our operating capital needs by additional private equity and/or debt transactions, and current economic resources, there can be no assurance that funds required will be available on terms acceptable to us, if at all. If we are unable to raise sufficient funds on acceptable terms, we may be not be able to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

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

The following table summarizes our contractual obligations and commercial commitments at September 30, 2007:

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$170,001	$141,942	$28,059	$-	$-

Capital lease obligations*	548,039	136,826	254,652	156,561	-

Operating leases	1,096,739	491,047	530,821	74,871	-

Purchase price payable -
Novus and DocuCom	1,101,771	1,101,771	-	-	-

Bridge loan payable	1,200,000	1,200,000	-	-	-

Total contractual obligations	$4,116,550	$3,071,586	$813,532	$231,432	$-

*Excludes imputed interest of $118,927

ITEM 3.  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934.

During the third quarter of fiscal 2007, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2007, we recorded the following paid-in-kind dividends to Messrs. Dolan and Cortens: 32,754 shares of our Series A Preferred Stock, based on a calculated 1,637,710 shares of Series A Preferred Stock that would be outstanding as of June 30, 2007. Once we have obtained the approval of the requisite number of shares (and classes) of our equity to increase the number of authorized shares of our Series A Preferred Stock, we will issue the number of shares of Series A Preferred Stock covered by the paid-in-kind dividend recorded in June 2007 and September 2007.

In late September and early October 2007, we issued 729,167 Shares of our Series D-2 Convertible Preferred Stock to six institutional investors, based upon their partial exercise of their Series J Warrants, for gross proceeds of approximately $7.0 million.  In October 2007, we issued 500,000 of our common shares to an institutional investor, based upon its partial exercise of its Series C Warrant, for gross proceeds of approximately $5,000.

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
______________
(1)  Attached as an exhibit to this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007	BPO MANAGEMENT SERVICES, INC.

By: /s/ Donald W. Rutherford Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-QSB

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002