Form 10KSB
period 2007-12-31
BPO Management Services
filed 2008-04-15
CIK 1015920

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number: 0-28560

BPO MANAGEMENT SERVICES, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2356861 (I.R.S. Employer Identification No.)

1290 N. Hancock, Ste 200, Anaheim, CA (Address of principal executive offices)	92807 (Zip Code)

(714) 974-2670
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of exchange on which registered
None	None

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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $16,469,001.

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common equity on April 8, 2008 was $3,167,759. The registrant has no outstanding non-voting common equity.

The number of shares outstanding of the registrant’s only class of common stock, $0.01 par value, was 12,671,034 on April 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:
None

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

BPO MANAGEMENT SERVICES, INC.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements can often be identified by their use of words such as “may”, “will”, “expects”, “plans”, “estimates”, “intends”, “believes” or “anticipates”, and variations or negatives of these words.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning anticipated sources of revenue, and our estimates, assumptions and judgments. All forward-looking statements involve risks and uncertainties that are difficult to predict. Those risks and uncertainties include, among others, the matters discussed below under the caption “Risk Factors” and elsewhere in this Report.  All forward-looking statements speak only as of the date of this Report, and are based on the information available to us at that time. Such information is subject to change, and we will not necessarily inform you of such changes. The forward-looking statements are not guarantees of future events and, therefore, the Company’s performance could differ materially and adversely from those contemplated by any forward-looking statements as a result of various factors, some of which are discussed in this Report and the other filings that we make from time to time with the Securities and Exchange Commission, which you should carefully review. We undertake no obligation to publicly revise or update any forward-looking statement for any reason.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

We were incorporated in 1981 under the name Research Engineers, Inc., changed our name to netGuru, Inc. in 2000 and to BPO Management Services, Inc. (“BPOMS” or the “Company”) on December 15, 2006 immediately following our reverse merger with privately-held BPO Management Services (“Former BPOMS”).  Former BPOMS was incorporated in July 2005.  We are a Delaware corporation. Our principal business address is 1290 North Hancock, Suite 200, Anaheim, California 92807 and telephone number is (714) 974-2670.

We provide business process outsourcing (BPO) services to middle-market enterprises in North America.  BPO refers to the outsourcing of entire business processes, typically to reduce cost and/or improve the performance of that process.  Our objective is to provide a comprehensive suite of BPO functions to support the back-office business requirements of middle-market enterprises throughout North America on an outsourced and/or recurring revenue basis.

Privately-held BPO Management Services was established on July 26, 2005 and thereafter grew  principally through acquisitions.  For the purposes of this section we refer to the current publicly-held BPO Management Services, Inc. as “BPOMS,” the “Company”,  “we,” “our,” or “us,” and the former privately-held BPO Management Services, Inc. as the “Former BPOMS.”

In August 2005, Former BPOMS acquired all of the outstanding stock of Adapsys Transaction Processing, Inc. and Adapsys Document Management, Inc. (collectively, “ADAPSYS”), providers of document management solutions located in Winnipeg, Canada.  In February 2006, as anticipated at the time of acquisition, the sole legacy customer contract of ADAPSYS Transaction Processing ended.  The Adapsys Transaction Processing entity has had no ongoing operations since that time.  All of our document management business is being provided through Adapsys Document Management (“ADM”).

In November 2005, Former BPOMS purchased the assets of BPO Management Services CA, a provider of human resources outsourcing services based in San Francisco, California.

In December 2005, Former BPOMS purchased the assets of Deines Imaging (“Deines”), a Canada-based provider of document imaging, microfilming and records management solutions from Critical Control, and combined this business with ADM.

In January 2006, Former BPOMS acquired all of the outstanding stock of Digica, Inc., a provider of information technology outsourcing services based in Branchburg, New Jersey (“Digica”).

In October 2006, Former BPOMS purchased all of the outstanding stock of Novus Imaging Solutions (“Novus”), a provider of document imaging, microfilming and records management solutions located in Winnipeg, Canada, whose business operations were then consolidated with the former Deines Imaging business operations of ADM.

On December 15, 2006, netGuru, Inc. acquired all of the outstanding common stock of Former BPOMS in a reverse merger and changed its name to BPO Management Services, Inc.  BPOMS began trading under the symbol BPOM.

On June 21, 2007, we purchased all of the issued and outstanding capital stock of DocuCom Imaging Soulutions Inc. (“DocuCom”)  DocuCom is a provider of digital and film-based document management solutions, offering document management products and services to government and middle-market enterprises located throughout Canada.

On June 29, 2007, we acquired all of the outstanding stock of Human Resource Micro-Systems, Inc. (“HRMS”).  HRMS combines best practice human resource and technical expertise to design, develop, and implement Human Resource Information System (“HRIS”) products and services that provides comprehensive HRIS software solutions to human resource departments across a broad range of middle-market industries with an installed base of more than 100 middle-market companies located throughout the United States.

On October 10, 2007, we acquired all of the outstanding stock of Blue Hill Data Services, Inc. (“Blue Hill”).  Blue Hill is a full-service data center outsourcing provider with customers located throughout the United States representing a wide range of industries.  We intend to consolidate the operations of our existing Information Technology Outsourcing business unit with Blue Hill’s operations to create additional capability for both new and existing customers and generate additional economic efficiencies.  Additionally, Blue Hill’s SAS70 Type II data center facility will allow us to expand our IT outsourcing footprint with existing customers as well as enable us to target new and larger enterprises, yielding important future growth opportunities with significantly larger contract values.

In December 2007 Digica was merged with Blue Hill such that at December 31, 2007 our principal subsidiaries were the two ADAPSYS entities, Digica, Novus, Netguru Systems, DocuCom, HRMS, and Blue Hill.  On January 1, 2008 the two ADAPSYS entities. Novus and DocuCom were amalgamated into one ECM subsidiary BPO Management Services, Ltd.

Products and Services

Our strategic objectives are: (1) to become the leading provider of BPO services to support the back-office business requirements of North American middle-market enterprises, and (2) to continue to grow through a combination of organic growth and accretive acquisitions.

We provide BPO services to support the back-office business requirements of enterprises in North America.  “BPO” refers to the outsourcing of entire business processes, typically to reduce cost and/or to improve the performance of that process.  Our objective is to provide a comprehensive suite of BPO functions to support the back-office business requirements of middle-market enterprises throughout North America on an outsourced or recurring revenue basis.

We believe the market for BPO services has grown rapidly in recent years and will continue to grow in the near future.  We estimate that in 2007 BPO services was a $75 billion market in North America which, we believe, will continue to grow at 15% per year.

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

Although the BPO services market generally is dominated by large “Tier 1” providers who focus on the largest enterprises and governmental agencies, we believe those companies are not addressing the back-office needs of middle-market businesses.  We define the middle market as businesses with revenues between $100 million and $3 billion and with 100 to 7,000 employees, which we estimate includes approximately 30,000 businesses in the United States.  We believe middle-market companies spend more per employee on back-office services (such as healthcare, IT services, staff benefits and payroll) than their larger counterparts and receive fewer benefits and less service in return.  By outsourcing back-office business functions, these companies can obtain better functionality and breadth of service at a lower total cost.

We believe this middle market is underserved since the dominant Tier 1 BPO service providers are focused on the largest companies and government agencies, while other large BPO service providers generally offer a single, narrowly focused BPO solution, and the smaller BPO service providers offer only a few BPO services.  Our goal is to acquire some of these smaller BPO service providers and integrate them under our umbrella in order to increase the depth and breadth of our BPO services offering, our geographic coverage and ultimately become the BPO service provider of choice to this market.

The BPO services industry is highly competitive.  Leading Tier 1 BPO service providers such as International Business Machines, Accenture, Electronic Data Services, and Affiliate Computer Services dominate the marketplace, competing for very large contracts from Global 1000 enterprises and government agencies.  Competition for BPO services provided to middle-market enterprises - our target market - is highly fragmented, consisting of a few large companies providing a narrowly focused solution and thousands of small, mostly privately-held, companies offering a reduced subset of services and solutions.  BPO service providers in this middle market compete on the basis of quality of service and price for a selected BPO function.  We believe that the customer benefits that accrue from the depth, breadth, and quality of our BPO service offerings will differentiate us from the many companies who provide only a few BPO services or focus on a particular industry.

We anticipate that as the Company grows our typical annual revenues per-customer contract will be from $500,000 to $5,000,000 with an initial contract term of three to five years.  Given historic industry contract renewal rates, which we believe exceeds 95%, and typical customer reluctance in changing service providers for important business functions, we anticipate that once obtained, substantially all contracts should mature into long-term engagements resulting in a long-term recurring revenue stream.

Because our expected typical per-customer contract revenues will be below that of the Tier 1 providers, we do not expect to encounter significant competition from the Tier 1 providers, who built their organizations to sell and service Global 1000 enterprises, and are not expected to be responsive or cost-competitive for our expected potential customer base.

BPO service engagements require selling to high “C” level executives and, so, we have a small targeted senior sales team led by experienced individuals in each functional area.  We have established a rigorous method of profiling opportunities based on a variety of characteristics and metrics, which allows us to quickly identify and focus on those opportunities which we believe represent the highest probability of success.

Most of our services are provided by our employees, a few of whom we lease on a professional employer organization (“PEO”) basis from another outsourcing provider.  Under this arrangement, the PEO is the actual employer and provides payroll, benefits, and workers’ compensation insurance to these employees, who are in turn leased to us.  Some of our services are provided to customers through suppliers managed by us, where appropriate for business or economic reasons.  For example, payroll services, 401(k) plan administration, and software systems may be provided in such a manner.

Currently our BPO service offerings consist of (1) human resources outsourcing, (2) enterprise content management including finance and accounting outsourcing, and (3) IT outsourcing.

Human Resources Outsourcing (“HRO”)

We offer all of the standard 22 human resource-related services that the HR function is required to provide to the enterprise, including all tactical, transaction-intensive activities which consume approximately 80% of the time spent by most HR organizations which provide this function in-house.  These services are offered as a complete outsource or through the selective implementation of specific human resource services “HRO Select.”   Our service offering includes: employee benefits administration, employee data management, payroll administration, education and training programs, recruiting services, integration of HR information systems with other enterprise applications, employee help desk and self service portal, and consulting services.  Complementing our domain expertise are our HR information systems and a centralized technology hosting capability.

Our HR Advocate product delivers customizable software solutions for domestic and global mid-market organizations seeking to optimize their human resources service delivery.  HR Advocate can be deployed as a licensed web-based application, desktop application, or it can be delivered on demand as a hosted service.  The fully integrated and flexible structure accommodates sophisticated data collection and reporting in a secure environment.  The modular design of HR Advocate, with user-defined configuration and customization options, allows organizations to implement an HRIS that best meets their business needs.

Modules include training, position control, succession planning, organization chart, and interfaces to payroll, time and attendance, and benefit carriers and administrators.  Our web products include a portal application for content management, and employee/manager self-service with configurable workflow processes for increasing employee communication and reducing HR administration.  Web based recruiting tools include web site job posting, on-line application and hiring manager access to requisition and applicant data.

Enterprise Content Management (“ECM”)

We provide a full suite of services designed to address the data and records management business challenges for large enterprises and governmental agencies, from initial consultation through implementation and support.  Our imaging and data capture solutions allow customers to transform paper or other media-based documents into digital information stored in a document repository with application specific indexing, making it instantaneously available throughout a customer’s computer network.  Workflow and electronic forms solutions eliminate paper forms and capture indexing, routing and tracking information electronically.  Our document collaboration technology, specifically our eReview technology, allows virtual customer workgroups - comprising both internal colleagues, external customers and business partners - with a secure ability to simultaneously or asynchronously meet, review and mark-up documents extracted from many different enterprise applications which have been stored in a document management repository.

Our Web4 Division’s eReview and ForReview collaborative software products help change the way business people conduct their day-to-day business.  Once installed at a host location, our eReview collaborative software enables a host and other participants to engage in real-time Web-based conferencing and document sharing anywhere and anytime in over 150 widely used document formats.  eReview allows our customers to bridge physical distances in their global business environments by enabling decision makers to communicate without costly and time consuming travel to geographically dispersed locations.  Complementing eReview, our WebWorks software provides comprehensive project-based document and team management functions.  Our collaborative products can be implemented as stand-alone enterprise solutions or as an integrated system working in concert with other products and the solutions can be hosted by us or implemented and supported at customer locations.

As part of our ECM offering, we provide accounts payable invoice processing solutions for enterprises in multiple business sectors and an enhanced loan processing solution for financial service providers.  Our accounts payable invoice processing solution allows customers to scan incoming invoices and capture important information from this image, such as, invoice date, invoice number, purchase order number, and invoice total.  This information is automatically loaded directly into the customers’ accounts payable, document management, or other back-end system.  This solution also provides the ability to automatically match purchase orders with invoices, eliminating labor intensive manual matching and allows customers to process all invoices the day they are received, maintaining relevant audit data, such as, scanned invoice image, batch number, date received, and other data captured from key invoice fields -- not manually, but automatically with high-powered document scanners.  Our process management/workflow solution for financial service providers works in conjunction with their existing computing systems to reduce costs and improve the time it takes to process a loan application, as well as providing a better cross-selling infrastructure capability, generating additional revenue opportunities and an enhanced customer service experience.

Information Technology Outsourcing (“ITO”)

Through our existing ITO offering, we support, host, and manage all related information technology infrastructure components, networks and applications on a 24/7 basis from a secure data center facility located in Pearl River, New York, with high-speed, redundant fiber-based connectivity to a MCI mega-center providing instantaneous backup and recovery capability.  This enables us to standardize, support, and integrate with other customer enterprise applications all of our customer information systems required to support the customer’s back-office business functions.  We also offer remote managed services to support other business application servers, networks and related desktop environment, specializing in IBM iSeries and Intel-based servers which are predominant in middle-market enterprises.  Hosting and managed application support services offered by us provide a secure, rapidly implemented, and cost-effective method of application delivery and management.  Through this service customers are able to access scanned images, human resources records, accounting information, or other documents from any computer or office location via a secure web or private network connection.  These services are offered on an on-demand basis.

In addition, we have obtained additional capabilities as a result of our recently completed acquisition of Blue Hill.  Blue Hill has been recognized by industry analysts as a quality provider of data center outsourcing services for middle-market enterprises.  Its core services include enterprise-scale mainframe/server hosting, wide-area network management and dedicated business recovery solutions provided under long-term, recurring-revenue-based contracts.  Services are delivered from its Class A, SAS70 Type II audited data center facility encompassing important support and high-availability features such as redundant feeds to utility power and telecom grids, virtually unlimited fiber-based telecom bandwidth, stand-alone back-up power generation and state of the art security and environmental controls.  The facility and 24/7 data center operation are capable of supporting its customers’ critical Sarbanes-Oxley and HIPAA requirements.

We intend to consolidate the operations of our existing ITO business unit with Blue Hill’s operations to create additional capability for both new and existing customers and generate additional economic efficiencies.  Additionally, Blue Hill’s SAS70 Type II data center facility will allow us to expand our IT outsourcing footprint with existing customers as well as enable us to target new and larger enterprises, yielding important future growth opportunities with significantly larger contract values.

Distribution Methods

We believe that middle-market enterprises require a “high touch” customer service approach in conjunction with flexible service offerings specifically tailored to the unique characteristics of their businesses.  At the same time the fundamental drivers of middle market BPO decisions are bottom line cost savings and improved business performance (i.e., faster response times, higher availability and improved business recovery/compliance capability) for the particular business function.  These back-office business functions, when performed in-house, typically create needless expense, regulatory/compliance concerns and result in reduced business performance.

Our back-office BPO solutions are designed to allow our customers to:

•	achieve significant bottom line cost savings;

•	access our domain expertise on a regular basis to address changing business requirements;

•
take advantage of business performance improvements in individual back-office business functions through our workflow optimization approach and implementation of our standardized technology delivery platform; and

•	increase their ability to respond to a dynamic business environment by focusing resources on their core business objectives.

Our business domain experts in each of our business segments (i.e.,  HRO, ECM including FAO, and ITO) design and implement each solution, optimizing process workflow and utilizing elements from our standard technology delivery platform to suit our client’s specific business process requirement as part of the initial outsourcing transition process.  Once implemented, the specific business function is then efficiently delivered, in terms of time and cost, from a centralized BPOMS facility managed and supported by our production staff, on a 24/7/365 days per year basis, enabling our business model of the delivery of outsourced services on a ‘one-to-many’ basis.  This also includes hosting of supporting applications and infrastructure from our hardened data center facility located in Branchburg, New Jersey.  After implementation, customers continue to have access to our business domain experts who regularly monitor customer service levels and changing business requirements.

Additional cost savings are further driven by:

•	Economies of scale and increased purchasing power of BPOMS as compared to our middle-market customers since we are delivering our services across a much broader customer base; and

•
Our lower-cost talent pool created by our on-shore/near-shore/off-shore delivery model.  Through a blended use of our U.S-based business domain experts, our business operations in various locations in Canada, and our off-shore capability in India, we are able to significantly reduce our cost of labor, without compromising responsiveness or service quality.  Typically, this capability is beyond that directly available to middle-market enterprises.

We entered into a services agreement with Research Engineers Ltd., our former India subsidiary (“REL”), which was simultaneously divested to Das Family Holdings (“DFH”) at the time of our merger with netGuru, Inc., to provide us with India-based resources that can be scaled as required to support our customer projects.  We believe this arrangement will allow us to provide a comprehensive BPO service offering that maximizes the advantages of our on-shore, near-shore (Canada) and off-shore (India) outsourcing business model.  We believe that this blended multi-shore delivery capability will enable us to provide middle-market enterprises with capabilities and cost-efficiencies similar in nature to those enjoyed by large, global corporations.

Sales and Marketing

We seek multi-year, recurring revenue BPO service contracts with middle-market enterprises in North America and believe that the middle market offers shorter sales cycles, quicker implementation of services, and greater opportunity for continued growth and margin than the more traditional Tier 1 marketplace.  We target our marketing to middle-market companies with revenues in the range of $100 million to $3 billion and employee populations of 100 to 7,000 staff members and believe approximately 30,000 businesses in the United States meet these criteria.

We believe we are well positioned to benefit from industry trends and continued consolidation in the Business Process Outsourcing industry.  Currently the industry is dominated by large multibillion-dollar service providers (IBM, ACS, Accenture and others) focusing primarily on the largest companies and governmental agencies with minimum annual contract value of $50M.  For middle-market companies the service provider market is comprised of thousands of smaller, under capitalized niche companies - typically focusing on individual segments, such as HR, IT, Document Management or finance functions.

We intend to rapidly achieve critical mass through accretive acquisitions and organic growth and to position us as a leading provider of BPO services for middle-market enterprises.

Our goal is to become the provider of choice, for all of our customers’ back-office needs by offering a full range of integrated services and superior “Customer First” service. The key elements of our strategy include:

Capitalize on Cross-Selling and Recurring Revenue Opportunities.

We constantly seek to deliver the highest level of service to our customers.  Effective and responsive “Customer First” servicing of our middle-market customers has created strong loyalty and the opportunity to cross-sell additional services.  By leveraging our existing customer base, we expect our cross-selling activities to increase our operating efficiency.  Our service offerings are typically multi-year agreements and provide us with a recurring source of revenue and increased visibility with our customers.  Our sales focus is the chief financial officer, who typically has management responsibility for all of the back-office functions within our offering.  We have an aggressive sales culture and our key executives have a long history of delivering strong organic growth.

Further Penetrate the Middle Market.

The Business Process Outsourcing industry is characterized by the use of technology and standardized processes that yield significant cost improvements in back-office functions.  Historically BPO services were only available to large multi-national companies.  With the increasing global acceptance of BPO and cost pressure to improve operating expenses, middle-market companies now represent the fastest growing segment of the BPO market.  This rapid adoption and the limited number of service providers with sufficient critical mass to focus on middle-market companies present many opportunities for service providers.  As more middle-market businesses move to take full advantage of the financial and operational efficiencies associated with BPO, we expect to sell more comprehensive service solutions into this market.  We believe we are in a position that will allow us to meet the needs of these customers and expand our customer base.

Selectively Pursue Strategic Acquisitions.

We intend to continue to pursue strategic acquisitions that project the company into new market areas, broaden our product offerings, and increase our market share within the geographic markets we currently serve.

BPO service engagements require selling to high “C” level executives and, accordingly, we have a small targeted senior sales team led by experienced individuals in each functional area.  We have established a rigorous method of profiling opportunities based on a variety of characteristics and metrics, which allows us to quickly identify and focus on those opportunities which we believe represent the highest probability of success.

Customer Service and Support

We provide services to customers across a wide variety of industry segments such as, financial services, healthcare, manufacturing/logistics and government, to name a few.  Our service offering is applicable to companies in a variety of industry sectors since the back-office business requirements for functions such as human resource management, document management, finance and accounting and information technology are primarily the same across most enterprises.

Our current revenue base is well distributed across our existing customer base.  We have an existing customer base of approximately 1,240 enterprises.

The buyer of our services is typically the chief financial officer, who is the control point for all back-office business functions and understands the potential cost savings and improved business performance that effectively implemented BPO services can provide.  While we seek to outsource discrete back-office business functions in their entirety, thereby generating the desired recurring revenue relationship, new customers often begin with an initial fee-based consulting services engagement in order to address a specific business pain point (for example, an IT systems evaluation or human resources effectiveness study).  During this period, our domain experts seek to build greater confidence in our end-to-end service capabilities and to establish us as a “trusted advisor” to the customer’s chief financial officer.  From this initial engagement, we lead new customers through an outsourcing evaluation study, including suggested workflow improvement, supporting systems implementation and a transition into an outsourced delivery environment for the specific business process.  We believe that this approach allows both organizations the opportunity to grow with one another into an outsourcing relationship, significantly increasing the probability of a long-term and successful business relationship.  In addition, we believe this approach allows us to generate immediate revenues for all transition and migration work, which is sometimes not the case in traditional Tier 1 outsourcing engagements where the provider is forced to recover the cost of the initial transition phase by amortizing it over the expected life of the contract.

Once we have successfully transitioned a specific business function to an outsourced relationship, we seek to expand our customer relationship by offering other back-office support services, which can quickly increase our revenue base within each particular customer engagement.  We anticipate that our typical per-customer contract revenues will be between $0.5 million to $5.0 million of annual revenue, with an initial contract term of three to five years.  Given historic industry contract renewal rates, which we believe exceeds 95%, and the historic reluctance to changing service providers for important business functions, we anticipate that once obtained, substantially all contracts should mature into long-term engagements.  We believe that our expected typical per customer contract revenues will be well below the typical revenues for Tier 1 providers.  Accordingly, we do not expect to encounter significant competition from the Tier 1 providers, who built their organizations to sell and service Global 1000 enterprises, are not expected to be responsive or cost competitive.

Typically, middle-market enterprises face the following problems with respect to their back-office business functions:

•	Significant expense - Non-core back-office business functions, when not managed effectively and efficiently, result in significant expense;

•	Lack of scale - Mid-market companies lack the financial size necessary to benefit from economies of scale and technology investments;

•	Lack of in-house expertise - Expertise required to provide effective and efficient services is not resident in-house as it is often too expensive to have on payroll; and

•
IT intensive - Back-office services require enterprise applications and a robust support function provided from a hardened data center facility to effectively address audit, regulatory, and compliance concerns.

Our solutions address these problems by providing our customers with:

•
Significant savings - Economies of scale, workflow improvements, and standardized technology deployment yield direct cost savings of 20% - 45% to our customers.  In addition, our on-demand service delivery model provides a cost-effective mechanism to handle peak business volumes and increases the ability of our customers to focus resources on core business objectives;

•	Back-office expertise - Improves customer’s back-office business performance by taking advantage of our deep domain expertise;

•	Critical technology expertise - Common delivery platform leverages our technology expertise and provides faster implementation and reduced risk; and

•	Is a “Trusted Advisor” role - Initial consulting arrangement allows clients to ease into outsourcing relationship and reduces perceived risk profile.

In summary, we believe that we compete successfully in the middle market with a value proposition that includes a comprehensive service offering, local sales resources, “high touch” support services and a competitive price package.

Research and Development

Our research and development is primarily related to our Web4 division that we acquired as part of our reverse merger with netGuru, Inc., which is engaged in collaborative software technologies focused on:

•	Enhancing response times in application performance;

•	Incorporating and adding the viewing of new two-dimensional and three-dimensional file formats (including CAD formats);

•	Building open architecture and interfaces for easy migration and integration of legacy systems; and

•	Customizing and integrating our product into large systems integrator applications for OEM opportunities.

We offer a broad range of products and services designed to keep pace with the latest technological advances and address the increasingly sophisticated needs of our customers in all of our targeted markets.  We continually focus on expanding our existing collaborative software product and service offerings with acquired, upgraded, and new products and services, and actively seek opportunities to expand these products and service offerings through acquisitions and strategic alliances.

Our research and development group includes specialists in collaborative software and IT services.  We have established research and development facilities in the U.S., and we contract with outside consultants in India and Russia.  Our off-shore research and development resources in India are used to provide technical support and customer services for our ECM and HRO clients, and to provide IT resources for our projects in the U.S.  These projects require significant man-hours.  Due to the availability of skilled technical resources in India at a fraction of the cost for comparable personnel in the U.S., these projects can be completed in a cost-effective manner.  We believe our off-shore technical resources provide a significant competitive advantage.

Competition

The BPO industry is highly competitive.  Leading Tier 1 BPO service providers such as IBM, Accenture, EDS, and ACS dominate the marketplace, competing for the very large contracts from Global 1000 enterprises and government agencies.  Competition for BPO services provided to middle-market enterprises - our target market - is highly fragmented, consisting of a few large companies providing a narrowly focused solution and thousands of small, mostly privately-held, companies offering a reduced subset of services and solutions.  BPO providers in this middle market compete on the basis of quality of service and price for a selected BPO function.  We believe that the depth and breadth of our BPO offerings differentiate us as able to offer greater customer benefits relative to the many companies who provide only a few BPO services or focus on a particular industry.  In addition, we do not expect to encounter significant competition from Tier 1 providers, who have built their organizations to sell and service Global 1000 enterprises and are generally not responsive to, or cost competitive with middle-market enterprises.

Intellectual Property and Proprietary Rights

We rely primarily on a combination of contract, copyright, trademark and trade secret laws, domain registration, license and confidentiality agreements, and software security measures to protect our proprietary technology.  We require all of our employees and other parties with access to our confidential information to execute agreements prohibiting the unauthorized use or disclosure of our technology.  In addition, we periodically review our proprietary technology for patentability.  Although we currently do not have any patents, we have a pending patent application for eReview.  Our protective measures may be even less effective in the emerging Internet law field.  Internet law is a relatively new and developing area of the law, and online contracting, privacy, and liability issues, among others, are still being resolved.  This lack of certainty is further exacerbated in India, where the use of the Internet is less evolved than in the U.S.  In addition, effective copyright and trade secret protection may not be available in every jurisdiction where we distribute our products, particularly in foreign countries where the laws generally offer no protection or less protection than the laws of the U.S.

Acquisitions

In August 2005, Former BPOMS acquired all of the outstanding stock of the ADAPSYS entities, providers of document management solutions located in Winnipeg, Canada.  In February 2006, as previously planned, the sole legacy customer contract of ADAPSYS Transaction Processing (“ADP”) ended and, as a result, ADP has had no ongoing operations since that time.  All of our new document management business is being provided by ADM.

In November 2005, Former BPOMS purchased the assets of BPO Management Services CA, a provider of human resources outsourcing services based in San Francisco, California.

In December 2005, Former BPOMS purchased the Regina and Winnipeg, Canada-based assets of Deines Imaging, a provider of document imaging, microfilming and records management solutions from Critical Control, and consolidated this business within ADM.

In January 2006, Former BPOMS acquired all of the outstanding stock of Digica, Inc., a provider of information technology outsourcing services based in Branchburg, New Jersey.

In October 2006, Former BPOMS purchased all of the outstanding stock of Novus Imaging Solutions, a provider of document imaging, microfilming, and records management solutions located in Winnipeg, Canada, whose business operations have been consolidated with the former Deines Imaging business operations of ADM.

On December 15, 2006, we completed the merger of Former BPOMS with netGuru, Inc. (“netGuru”) and have consolidated netGuru’s two business units into our operations:  One of those business units,  Web4, a provider of document management and enterprise collaboration technology, was consolidated with our document management business headquartered in Winnipeg Canada. The other business unit, netGuru Systems, a provider of contract computer programming staff and solutions to corporate enterprises, was consolidated with our Information Technology business headquartered in Branchburg, New Jersey.

On June 21, 2007, we purchased all of the issued and outstanding capital stock of DocuCom Imaging Solutions, Inc. (“DocuCom”).  DocuCom is a provider of digital and film-based document management solutions, offering document management products and services to government and middle-market enterprises located throughout Canada.  We plan to merge DocuCom with our existing ECM/document management division based in Winnipeg, Canada.  The net aggregate purchase price, after closing adjustments by the parties, was Cdn$2,761,097 (approximately US$2.58 million), of which amount we paid the selling shareholders Cdn$961,097 (approximately US$900,000), at closing on June 22, 2007.  The purchase agreement provided that we are to pay the selling shareholders Cdn$900,000 (approximately US$840,000) three months after closing and Cdn$900,000 (approximately US$840,000) nine months after closing.  We secured the subsequent payments through a bank-issued irrevocable standby letter of credit in favor of the selling shareholders in the aggregate amount of Cdn$1,800,000 (approximately US$1.68 million).   In connection with the closing, we paid Cdn$450,000 (US$420,000) to retire DocuCom’s credit facility, which also extinguished certain personal guarantees of Raymond Patterson and Martin Mollot, the former senior officers, directors, and, directly and through their family trusts, shareholders of DocuCom.

On June 29, 2007, we acquired all of the outstanding shares of Human Resource Micro-Systems, Inc. (“HRMS”).  HRMS, founded in 1983 and headquartered in San Francisco, California, is an organization of human resource professionals that combine best practice human resource and technical expertise to design, develop, and implement Human Resource Information System (“HRIS”) products and services.  It provides comprehensive HRIS software solutions to human resource departments across a broad range of middle-market industries with an installed base of more than 100 middle-market companies located throughout the United States.  Our plan is to integrate HRMS with our existing human resources outsourcing services based in San Francisco, California.  The aggregate purchase price, subject to a potential post-closing adjustment, was $2,000,000, of which amount we paid the selling shareholders $1,100,000 at closing on June 29, 2007, and issued them 384,968 shares of our restricted common stock valued at $400,000 (based upon the volume-weighted average closing bid price of our common stock during the ten consecutive trading days immediately preceding the closing).  The Stock Purchase Agreement provided that we are to pay the selling shareholders the remaining $500,000 12 months after closing through an escrow account with U.S. Bank, subject to offset in our favor with respect to any claims for indemnity by us under the terms of the Stock Purchase Agreement.

Through a Stock Purchase Agreement, entered into as of October 10, 2007, we purchased all of the stock of Blue Hill Data Services, Inc. (“Blue Hill”), a privately-held data center outsourcing services company, based in Pearl River, New York.  Blue Hill is a full-service data center outsourcing provider with customers located throughout the United States representing a wide range of industries.  We intend to consolidate the operations of our existing Information Technology Outsourcing business unit with Blue Hill’s operations to create additional capability for both new and existing customers and generate additional economic efficiencies.  At or about the closing date, we transferred approximately $11 million of value, as follows:  (i) cash payments to the current selling stockholders of approximately $6.6 million; (ii) our 15-month promissory note in the initial principal amount of $1 million, subject to offset in our favor with respect to any claims for indemnity by us under the terms of the Stock Purchase Agreement; (iii) cash payment through Blue Hill in the amount of approximately $1.4 million to its former stockholder; and (iv) 2,666,666 shares of our restricted common stock valued at approximately $1.8 million (based upon the volume-weighted average closing bid price of our common stock during the ten consecutive trading days immediately preceding the closing).  The promissory note bears interest from and after January 1, 2009, at the rate of 9% per annum and is “secured” by a document to be held in escrow, styled as a confession of judgment.  The principal of the note, less any offsets, is, at the selling stockholders’ option, convertible into restricted shares of our common stock, the number of which is to be calculated in the same manner as the shares issued at closing were calculated.

In December 2007 Digica was merged with Blue Hill such that at December 31, 2007 our principal subsidiaries were the two ADAPSYS entities, Digica, Novus, Netguru Systems, DocuCom, HRMS, and Blue Hill.  On January 1, 2008 the two ADAPSYS entities, Novus and DocuCom were amalgamated into one ECM subsidiary BPO Management Services, Ltd. Our principal business address is 1290 North Hancock, Suite 202, Anaheim, California 92807 and telephone number is (714) 974-2670.

Employees

As of December 31, 2007, we had 151 employees, of whom 146 were full-time employees and 5 were part-time employees, including 6 in product development and related support services, 13 in IT consulting, 18 in sales and marketing, 75 in service and support, and 39 in finance and administration.  As of that date, 70 of our employees were located in the U.S. and 81 were located in international locations.

ITEM 2.	DESCRIPTION OF PROPERTY.

We do not own real property and currently lease the following facilities:

•	1,607 square feet of office space in downtown San Francisco, California, which lease expires in 2010;

•	7,642 square feet of office space/data center facility in Branchburg, New Jersey, which lease expires in 2011;

•	30,000 square feet of office space/data center facility in Pearl River, New York, which lease expires in 2012;

•	8,961 square feet of office space in Winnipeg, Canada, which is leased on a month-to-month basis;

•	10,316 square feet of office space in Winnipeg, Canada, which lease expires in 2008;

•	15,000 square feet of office and production space in Winnipeg, Canada, which lease expires in 2018;

•	200 square feet of office space in Toronto, Canada, which is leased on a month-to-month basis;

•	5,871 square feet of office space in Anaheim, CA, which lease expires in 2013;

•	2,068 square feet of office space in Waltham, MA, which lease expires in 2010;

•	3,530 square feet of office space in San Francisco, California, which lease expires in 2008;

•	14,960 square feet of office space in Toronto, Canada, which lease expires in 2009; and

•	1,049 square feet of office space in Montreal, Canada, which lease expires in 2009.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTC Bulletin Board under the ticker symbol “BPOM.” As of December 31, 2007, there were approximately 28 holders of record of our common stock. Within the holders of record of our common stock are brokerage firms that in turn, hold shares of stock for beneficial owners.

Prior to the Merger, our common stock was listed on the Nasdaq Capital Market under the trading symbol “NGRU.” The following tables sets forth (a) the high and low closing sale prices of a share of our common stock, as reported by The Nasdaq Capital Market for each of the first three quarters of 2006 and the fourth quarter of 2006 up until December 15, 2006, and (b) the high and low bid price of a share of our common stock, as reported by the OTC Bulletin Board, for the balance of the fourth quarter of 2006 and each quarter of 2007 as follows:

	Year Ended December 31,
	2007		2006
	High	Low	High	Low
1 st Quarter (January 1 - March 31)	$3.55	$0.75	$0.33	$0.26
2 nd Quarter (April 1 - June 30)	1.43	0.92	0.51	0.17
3 rd Quarter (July 1 - September 30)	0.95	0.55	0.35	0.14
4 th Quarter (October 1 - December 31)	1.10	0.32	2.60	0.21

Amounts have been adjusted to reflect the 1-for-15 reverse stock split in December 2006.

Dividend Policy
Our present policy is to retain earnings, if any, for the operation and expansion of our business.  Except in connection with the Merger, we have not paid cash dividends on our stock and do not anticipate that we will do so in the foreseeable future.

As long as any shares of Series D and Series D-2 Preferred Stock are outstanding, the Company may not declare, pay or set apart for payment any dividend or make any distribution on any Junior Stock (other than dividends or distributions payable in additional shares of Junior Stock), unless at the time of such dividend or distribution the Company shall have paid all accrued and unpaid dividends on the outstanding shares of Series D and Series D-2 Preferred Stock.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are based on our current expectations, assumptions, estimates, and projections about us and our industry and generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance.

You can identify certain forward-looking statements by our use of forward-looking terminology such as the words “may,” “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “forecasts,” “projects,” “should,” “could,” “seek,” “pro forma,” “goal,” “continues,” “anticipates,” or similar expressions.

These forward-looking statements involve risks and uncertainties and include, in particular, statements about our plans, strategies, and prospects under the headings “Management’s Discussion and Analysis or Plan of Operation” and “Business.”  In addition, the forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

•	Our ability to continue as a going concern;

•
Our ability to obtain additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future;

•	Our ability to successfully implement our business plans and the possibility of strategic acquisitions;

•	Our ability to attract and retain strategic partners and alliances;

•	Our ability to hire and retain qualified personnel;

•	Our ability to integrate recent and future acquisitions;

•	The risks of uncertainty of protection of our intellectual property;

•	Risks associated with existing and future governmental regulation to which we are subject; and

•	Uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect.  Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions, or expectations.  The forward-looking statements involve known and unknown risks, uncertainties and other factors (including but not limited to the factors described in the “Risk Factors” section and elsewhere in this report) that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.  We do not undertake to update, revise or correct any forward-looking statements in any way, including but not limited to reflecting new events or circumstances.

Any of the factors described above or in the “Risk Factors” section of this report could cause our future financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

 We were incorporated in 1981 under the name Research Engineers, Inc., changed our name to netGuru, Inc. in 2000 and to BPO Management Services, Inc. (“BPOMS” or the “Company”) on December 15, 2006 immediately following our reverse merger (the “Merger”) with privately-held BPO Management Services (“Former BPOMS”).  Former BPOMS was incorporated in July 2005. On December 15, 2006, we acquired all of the outstanding common stock of publicly-held NetGuru, Inc. in a reverse merger (“Merger”).  Upon the closing of the Merger, we adopted an accounting year end of December 31, which was the accounting year end of Former BPOMS”, as for accounting purposes, Former BPOMS was the accounting acquirer.

We provide business process outsourcing (BPO) services to enterprises in the United States and Canada.  “BPO” refers to the outsourcing of entire business processes, typically to reduce cost and/or to improve the performance of that process.  Our objective is to provide a comprehensive suite of BPO functions to support the back-office business requirements of middle-market enterprises throughout North America on an outsourced and/or recurring revenue basis.

 Our primary business offerings are:

•	Document and data management solutions, also known as enterprise content management or “ECM” including Finance and Accounting Services Outsourcing or “FAO”;

•	Information technology services outsourcing or “ITO”; and

•	Human resources outsourcing or “HRO.”

Critical Accounting Policies

We have identified the following as accounting policies that are the most critical to aid in understanding and evaluating our financial results:

•	revenue recognition;
•	allowance for doubtful accounts receivable; and
•	impairment of long-lived assets, including goodwill.

Revenue Recognition

We derive revenues from:

•	Enterprise content management services, including collaborative software products and services;
•	IT outsourcing services; and
•	Human resources outsourcing services.

We recognize revenues when the following criteria are met:

•	Persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists;
•	Delivery has been completed and no significant obligations remain;
•	Our price to the buyer is fixed or determinable; and
•	Collection is reasonably assured.

Persuasive Evidence of an Arrangement

We document all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Performed

We perform all services or deliver all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. Professional consulting services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer’s designated location

The Fee for the Arrangement is Fixed or Determinable

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

We recognize revenues from our IT services primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, as we perform IT services. Certain IT services contracts may be fixed price contracts where we would measure progress toward completion by mutually agreed upon pre-determined milestones and recognize revenue upon reaching those milestones. Our fixed price IT contracts typically are for a short duration of one to nine months. We did not have any uncompleted fixed price IT contracts at December 31, 2007.

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

Impairment of Long-Lived Assets Including Goodwill

We account for goodwill and intangible assets according to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. We consider ECM, HRO and ITO to be our reporting units for purposes of testing for impairment.

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

We assessed the fair values of our three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and concluded that as of December 31, 2007,  there was no impairment to goodwill. As of December 31, 2007, goodwill balance was $9,029,142.  In conjunction with the acquisitions of DocuCom, HRMS and Blue Hill during fiscal 2007, the purchase price exceeded the Company’s preliminary allocation of the fair value of net assets acquired by $1,462,693, $758,268 and $1,697,891, respectively, all of which has been temporary assigned to goodwill pending review by an independent valuation group.

Goodwill activity was as follows:

At December 31, 2006	$4,083,822

Additions from acquisitions	4,945,320

At December 31, 2007	$9,029,142

Intangible assets activity was as follows:

At December 31, 2006	$1,114,698

Additions from acquisitions	9,600,000

Amortization	(849,367)

Exchange differences	32,888

At December 31, 2007	$9,898,219

Amortization of intangible assets expected to be charged to the results of operations in upcoming years:

Fiscal years ending December 31,

2008	$1,853,343
2009	1,522,233
2010	1,247,233
2011	1,247,233
2012	1,081,798
2013 and beyond	2,946,380

Consolidated Results of Operations

The Former BPOMS began operations in July 26, 2005 and merged with netGuru, Inc. on December 15, 2006 in a reverse merger (“Merger”). For accounting purposes, the acquisition has been treated as a recapitalization of Former BPOMS with Former BPOMS as the acquirer. The historical financial statements prior to December 15, 2006, are those of the Former BPOMS.

The following entities of BPOMS are included in the consolidated results of operations from the date of their respective acquisitions:

Company	Inception/Acquisition Date

BPO Management Services, Inc. (the "Company")	Inception date: July 26, 2005
Adapsys Document Management LP ("ADM")	Acquired: July 29, 2005
Adapsys LP ("ADP")	Acquired: July 29, 2005
Digica, Inc. ("Digica")	Acquired: January 1, 2006
Novus Imaging Solutions, Inc. ("Novus")	Acquired: September 30, 2006
NetGuru Systems, Inc. ("netGuru")	Acquired: December 15, 2006
Research Engineers, GmbH ("GmbH")	Acquired: December 15, 2006
DocuCom Imaging Solutions, Inc. ("DocuCom")	Acquired: June 21, 2007
Human Resource Micro-Systems, Inc. ("HRMS")	Acquired: June 29, 2007
Blue Hill Data Services, Inc. ("Blue Hill")	Acquired: October 10, 2007

Since the Former BPOMS began operations on July 26, 2005, pro forma information giving effect to the acquisition, as if the acquisition took place January 1, 2005, is not practicable and therefore not presented. All prior period share and per share data have been revised giving effect to the Merger.

Net Revenues

The following table presents our net revenues by operating segment:

	For The Year Ended
	December 31,
Net revenues	2007	2006

ECM	$10,141,210	$2,713,769
% of total net revenues	61.6%	57.6%

ITO	5,616,239	1,833,052
% of total net revenues	34.1%	38.9%

HRO	711,552	164,318
% of total net revenues	4.3%	3.5%

Total net revenues	$16,469,001	$4,711,139

Total net revenues increased by $11,757,862 (250%) to $16,469,001 during the year ended December 31, 2007 from $4,711,139 in the year ended December 31, 2006. Our total net revenues primarily consisted of net revenues from (1) Enterprise Content Management (2) IT Outsourcing Services and (3) Human Resource Outsourcing Services.

Enterprise Content Management (“ECM”)

Net revenues from ECM products and services during the year ended December 31, 2007 increased by $7,427,441 or 274% to $10,141,210 from $2,713,769 during the year ended December 31, 2006. The increase in net revenues during the year ended December 31, 2007 was primarily due to approximately $5,546,222 contributed by the acquisition of DocuCom, a reduction of revenues from ADP and ADM of approximately $462,900 and  increases of approximately $2,012,108 from Novus and netGuru collaborative software products and services whose results were included only for three months and 15 days respectively during the year ended December 31, 2006 compared to a full year of results of operations during the year ended December 31, 2007. The majority of our collaborative software revenues are generated from service-oriented projects where the revenue is recognized only upon completion of the entire project. The timing of completion and recognition of revenues from various size projects creates variability in our collaborative software net revenues between quarters and fiscal years.

IT Outsourcing Services (“ITO”)

Net revenues from ITO increased 206% to $5,616,239 during the year ended December 31, 2007 from $1,833,052 during the year ended December 31, 2006 primarily from the acquisition of Blue Hill contributing $1,995,574 and a full year of operations from our ITO operations in Massachusetts compared to fifteen days of revenue from this entity during the year ended December 31, 2006.

Human Resource Outsourcing Services (“HRO”)

Net revenues from HRO increased 333% to $711,552 during the year ended December 31, 2007 from $164,318 during the year ended December 31, 2006. The increase is the result of $697,440 from HRMS that was purchased approximately mid-year in 2007, offset by approximately $150,000 reduction in revenue from the existing HRO segment over the year ended December 31, 2006.

Operating Expenses

The following table presents our operating expenses and the percentage of total net revenues:

	For The Year Ended December 31,
Operating Expenses	2007	2006

Cost of services provided expenses	$8,045,756	$1,523,983
% of total net revenues	48.9%	32.3%

Selling, general and administrative expenses	$11,965,666	$5,576,615
% of total net revenues	72.7%	118.4%

Research and development expenses	$298,211	$19,491
% of total net revenues	1.8%	0.4%

Depreciation and amortization	$1,466,767	$160,720
% of total net revenues	6.6%	2.1%

Share-based compensation expense	$360,721	$598,031
% of total net revenues	2.2%	12.7%

Change in estimated severance liability	$-	$(223,726)
% of total net revenues	0.0%	-4.7%

Total operating expenses	$22,137,121	$7,655,114
% of total net revenues	134.4%	162.5%

Cost of services provided expenses

Cost of services provided expenses increased by $6,521,773 or 428% to $8,045,756 from $1,523,983 primarily due to acquisitions of DocuCom, HRMS and Blue Hill during 2007 and the Novus and NetGuru entities acquired during the fourth quarter of fiscal 2006.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased by $6,389,051 (115%) to $11,965,666 during the year ended December 31, 2007 from $5,576,615 during the year ended December 31, 2006 primarily due to $4,029,876 in SG&A expenses from the acquisitions of DocuCom, HRMS and Blue Hill during the year and a full year of operations for Novus and the netGuru entities that were included for 3 months and 15 days respectively during the year ended December 31, 2006. Additionally, the corporate SG&A expenses during the year ended December 31, 2007 increased by $818,737 over those of the preceding year primarily due to the increase in the corporate structure increasing professional fees and services.

Research and development expenses

Research and development (“R&D”) expenses consist primarily of software developers’ wages. Fiscal 2007 includes a full year’s activities while the year ended December 31, 2006 results included only 15 days of R&D expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $1,306,047 (813%) to $1,466,767 during the year ended December 31, 2007 from $160,720 during the year ended December 31, 2006 primarily due to the valuation allocations of fixed assets and intangible assets acquired in the acquisitions of DocuCom, HRMS and Blue Hill during fiscal 2007.

Share-based compensation expense

We recorded share-based compensation expense of $360,721 during the year ended December 31, 2007 compared to $598,031 during the year ended December 31, 2006. Share-based compensation expense during the year ended December 31, 2006 included $353,478 in shares of Series A Preferred Stock issued as compensation to officers.

Operating Loss by Segment

Consolidated operating loss in the ECM segment increased to $1,617,826 from $650,551 due to the additional expenses during the year ended December 31, 2007 as a result of transitioning the current year acquisitions, in addition to Novus and the NetGuru entities acquired in the fourth quarter of fiscal 2006. The increase in operating loss in the ITO segment to $730,621 during the year ended December 31, 2007 from $355,393 during the year ended December 31, 2006 is primarily due to the acquisition of Blue Hill during fiscal 2007. The increase in operating loss in the HRO segment during the year ended December 31, 2007 to $800,146 from $777,336 is primarily due to the acquisition of HRMS in fiscal 2007. Corporate expenses increased to $2,519,527 during the year ended December 31, 2007 from $1,160,695 during the year ended December 31, 2006 primarily due to increased professional fees and share based compensation expense. The following table details operating loss by segment:

	For The Year Ended December 31,
Operating loss	2007	% of Total	2006	% of Total

ECM	$(1,617,826)	28.5%	$(650,551)	22.1%
ITO	(730,621)	12.9%	(355,393)	12.1%
HRO	(800,146)	14.1%	(777,336)	26.4%
Corporate	(2,519,527)	44.5%	(1,160,695)	39.4%
Consolidated	$(5,668,120)	100.0%	$(2,943,975)	100.0%

Other expense (income)

The following table presents our other expense (income) and its percentage of total net revenues:

	For The Year Ended
	December 31,
Other Expense (Income)	2007	2006

Related parties interest	$117,168	$93,420
% of total net revenues	0.7%	2.0%

Amortization of related
party debt discount	$594,029	$241,670
% of total net revenues	3.6%	5.1%

Other interest, net	$90,903	$31,853
% of total net revenues	0.6%	0.7%

Other income	$(2,011)	$(10,732)
% of total net revenues	0.0%	-0.2%

Total other expense	$800,089	$356,211
% of total net revenues	4.9%	7.6%

Other expense (income)

Other expense increased by $443,878 (125%) during the year ended December 31, 2007 to $800,089 from $356,211 during the same period in the preceding year primarily due to the amortization of related party debt discount that originated in December 2006 and was fully amortized by April of 2007 which related to the value of warrants issued pursuant to bridge loans and loan guarantees by two individuals who are also officers and significant shareholders in the Company.  Interest increased during 2007 due to the acquisition of capital leases and interest on the bridge loans for the entire year.

Income taxes

In the years ended December 31, 2007 and 2006, we recorded no income tax expense since we had net losses from operations.

Liquidity and Capital Resources

Our principal sources of liquidity at December 31, 2007 consisted of $888,043 in cash and cash equivalents, an increase of $181,846 over the $706,197 cash and cash equivalents at December 31, 2006. We incurred net losses from operations of $5,668,120 and $2,943,975 and used cash in operations of $3,786,972 and $1,947,682 in the years ended December 31, 2007 and 2006, respectively.

The primary reasons for cash used in operations during the year ended December 31, 2007 were net loss of $6,468,209 that included non-cash charges related to recognition of cost related to depreciation and amortization expense of $1,466,767, share-based compensation expense of $360,721, bad debt expense of $148,236, and amortization of related party debt discount of $594,029. In addition, the timing differences in the payment of our current liabilities and collection of our current assets also contributed to the cash used in operations.

The primary reasons for cash used in operations during the year ended December 31, 2006 were net loss of $3,300,186 that included non-cash charges related to recognition of cost related to the contract acquired from ADP of $245,265, depreciation and amortization expense of $160,720, share-based compensation expense of $598,031, bad debt expense of $109,005, and amortization of loan discount of $241,670. In addition, the timing differences in the payment of our current liabilities and collection of our current assets also contributed to the cash used in operations.

Net cash used in investing activities during the year ended December 31, 2007 was $10,856,210, primarily due to cash used for the acquisitions of DocuCom, HRMS and Blue Hill.  In the year ended December 31, 2006 cash provided by investing activities was $2,324,827, primarily due to cash acquired from Digica, Novus and netGuru acquisitions, net of $400,000 in cash payments.

Net cash provided by financing activities during the year ended December 31, 2007 was $15,378,614, which primarily resulted from the issuance of Preferred Series D and D-2 Convertible Stock. Net cash used in financing activities during the year ended December 31, 2006 was $915,637, which primarily resulted from a cash distribution to our stockholders in the amount of $3,502,098 offset by cash proceeds from bridge loans of $2,340,000 and cash proceeds of $267,525 from a bank line.

During the year ended December 31, 2007 we funded our operations through the founders’ bridge loan facility and through the placement of convertible preferred shares and a subsequent exercise of warrants attached thereto. During the year ended December 31, 2006 we funded our operations primarily from the private placement of shares of our common stock and preferred stock and through the founders’ bridge loan facility established in August 2006. During the next twelve months, we anticipate raising the additional capital necessary to grow our business and complete additional acquisitions by issuing our equity securities and/or debt in one or more private transactions.

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

This uncertainty, recurring losses from operations, limited cash resources, and an accumulated deficit, among other factors, raised doubt about our ability to continue as a going concern and led our independent registered public accounting firm to include an explanatory paragraph related to our ability to continue as a going concern in their report that accompanies our financial statements. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows.

The following table summarizes our contractual obligations and commercial commitments at December 31, 2007:

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$836,273	$812,156	$24,117	$-	$-

Capital lease obligations*	542,595	149,653	265,919	127,023	-

Operating leases	6,839,935	1,531,140	2,739,806	1,259,199	1,309,790

Purchase price payable -
former shareholders	2,101,771	2,101,771	-	-	-

Bridge loan payable	1,200,000	1,200,000	-	-	-

Total contractual obligations	$11,520,574	$5,794,720	$3,029,842	$1,386,222	$1,309,790

* Excludes imputed interest of $112,927

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

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. SFAS No. 155 is effective for the Company beginning January 1, 2007.  SFAS No. 155 was implemented during 2007 and did not have a material impact on our financial position, results of operations, or cash flows.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 also describes the manner in which it should be initially applied. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal years beginning after September 15, 2006, and is effective for the Company beginning January 1, 2007. The Company implemented SFAS No. 156 during 2007 which did not have a material impact on our financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning January 1, 2007. Due to our net losses in 2007 and 2006, adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

Effects of Prior Year Misstatements When Quantifying Current Year Misstatements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. The adoption of SAB No. 108 did not have a material impact on our financial position, results of operations or cash flows.

Accounting for Defined Benefit Pension and Other Postretirment Plans

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. SFAS No. 158 is effective for the Company beginning January 1, 2007. The adoption of SFAS No. 158 did not have a material impact on our financial position, results of operations or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company is currently assessing the impact of the adoption of SFAS 159 on its financial position, results of operations and cash flows.

Business Combinations, and Non-controlling Interests

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 141R, Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for noncontrolling interests in subsidiaries. We will be required to apply the provisions of the new standards in the first quarter of 2009 and are currently assessing whether it will have an impact on our financial position, results of operations or cash flows.

Off-Balalnce Sheet Arrangements

We do not have any off-balance sheet arrangements

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

We have limited cash resources and these resources may quickly diminish in the future.  Our future capital requirements will depend upon many factors, including possible future strategic acquisitions, sales and marketing efforts, and the development of new products and services.  As of December 31, 2007, we had negative working capital of $5,789,419 and an accumulated deficit of $10,568,915.  As of that date, we had $888,043 in cash and cash equivalents and $4,768,618 in accounts receivable, net of allowance for doubtful accounts.

We recorded a net operating loss of $5,668,120 and used $3,786,972 of cash in operating activities during the year ended December 31, 2007.   Even after the closing of the DocuCom Imaging Solutions Inc. ("DocuCom"), Human Resource MicroSystems, Inc. ("HRMS") and Blue Hill Data Services, Inc. (“Blue Hill”) acquisitions, there is no assurance that we will be able to generate sufficient operating cash in future quarters.

We have a history of losses and an accumulated deficit that may continue in the future even after the recent completion of three acquisitions and that may adversely affect our business, prospects, financial condition, results of operations, cash flow, and stock price.

We have incurred net losses since our inception in July 26, 2005.  Our accumulated deficit through December 31, 2007 was $10,568,915, and as of that date we had a total stockholders’ equity of $17,561,158.

We recorded a net operating loss of $5,668,120 and used $3,786,972 of cash in operating activities during fiscal 2007. There is no assurance that we will be able to generate sufficient operating cash in future quarters. We believe that current and future available capital resources will not be adequate to fund our operations for the next twelve months. We do not have any debt instruments in place that we could use for future borrowings. We are currently seeking additional capital in order to continue our operations, complete our planned acquisitions and execute our business plan. It may be difficult for us to obtain additional equity or debt financing. Any terms of such a financing could be dilutive and unfavorable to our stockholders.

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

We cannot predict the final terms associated with the equity or debt transactions which we are currently seeking in order to complete our planned acquisitions and execute our business plan, or how these terms, if any financing is obtained, might be viewed by the marketplace. Accordingly, such financing activities may add to the volatility of our stock price. Additionally, the price of our common stock could further decline due to the impact of any of the following factors:

•	failure to meet sales goals or operating budgets;

•	decline in demand for our common stock;

•	revenues and operating results failing to meet expectations of securities analysts or investors in any quarter;

•	downward revisions in operating performance estimates or changes in general market conditions;

•	technological innovations by competitors or in competing technologies;

•	failure to integrate acquired entities;

•	investor perception of our industry or prospects; or

•	general economic trends.

Market fluctuations are often unrelated to operating performance and, therefore, are beyond our control.

Our success in our continuing operations depends, in part, on our ability to retain our current management team.

Chairman and Chief Executive Officer, Patrick A. Dolan, and our President and Secretary, James Cortens, are an integral part of our operations and, until the sale of the Series D Preferred Stock have been the primary source of our funding since our inception.  Their experience, expertise, industry knowledge, and historical company knowledge would be extremely difficult to replace if we were to lose the services of either of them.  The precise impact of the loss of services of either of them is extremely difficult to predict, but would likely result in, at a minimum, significant costs to recruit, hire and retain a successor and could impair operating results while the successor was being recruited and transitioning into the position.

The markets in which we currently compete will continue to be highly competitive, which has resulted in significant price competition and may result in reduced revenues or loss of market share.

The BPO services we offer are each highly competitive.  The market for these services is characterized by an increasing number of entrants due to low start-up costs.  Some of our competitors and potential competitors have larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources than those that we have.  Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance.  Our future success will depend significantly upon our ability to increase our share of our target markets and to sell additional products, product enhancements, and services to our customers.  We are experiencing pricing pressures as we work to expand our software products and services market share.  As a result of these pricing pressures, we may experience declines in our revenues, gross margins, and market share.

Our operating results may be adversely affected by exchange rate fluctuations.

We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency.  In order to be included in our consolidated financial statements, these balance sheets are converted, at the then-current exchange rate, into U.S. dollars, and the statements of operations are converted using weighted-average exchange rates for the applicable periods.  Foreign currency denominated sales may result in gains and losses on the conversion to U.S. dollars.  We do not engage in hedging activities to protect against the risk of currency fluctuations.  Therefore, exchange rate fluctuations can have a detrimental effect on our reported operating results.

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

The market prices of securities of technology-based companies like ours tend to be highly volatile.  The market price of our common stock has fluctuated significantly in the past.  In fact, during the 52-week period ended January 29, 2008, the high and low sale prices of a share of our common stock were $1.50 and $0.32, respectively.  Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control.  These factors include, among others, deviations in our results of operations from the estimates of securities analysts, changes in securities analysts’ estimates of our financial performance, changes in market valuations of similar companies, and stock market price and volume fluctuations generally.  Additionally, it is likely that our quarter-to-quarter performance will be unpredictable and contribute to our stock price volatility.

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

As of March 31, 2008, our executive officers and directors and their family members together beneficially owned approximately 44.1% of the issued and outstanding shares of our common stock, as well as 100% of the issued and outstanding shares of our Series A Preferred Stock and 100% of the issued and outstanding shares of our Series C Preferred Stock.  In addition, as of March 31, 2008, the seven institutional investors who participated in the purchase of the Series D Preferred Stock (“Share Sale”), if they elected to exercise all of the warrants issued to them and convert the Series D and Series D-2 Convertible Preferred Stock issued or issuable to them, would beneficially own approximately 90.9% of the issued and outstanding shares of our common stock (assuming that no Series A or Series C Preferred Stock is converted and no stock options or other warrants are exercised).

In addition, each class of our preferred stock is entitled to certain rights, including the following:

•
Series A - Shares of Series A Preferred Stock vote together with shares of common stock on an as-converted basis, with any fractional votes rounded to the nearest share, on matters submitted to a vote of stockholders generally.  Series A holders, voting as a separate class, are entitled to elect two members of our board of directors at each meeting or pursuant to each written consent. The two directors elected by the Series A Preferred stockholders are Messers. Dolan and Cortens. The affirmative vote of a majority of the outstanding shares of Series A Preferred Stock is required prior to:

o	the sale, lease, or other transfer of all or substantially all of our assets;

o	the merger or consolidation of us into or with any other corporation that results in the transfer of more than 50% of our voting power; or

o
the acquisition in any manner or form, including through the issuance of debt and/or stock and/or payment of cash, of all or substantially all of the assets or business or capital stock or ownership interest of another entity or business

Also, the affirmative vote of holders of not less than two-thirds of the outstanding shares of Series A Preferred Stock is required for:

o
the creation of a new class or series of stock that is entitled to dividends or shares in the distribution of assets on a parity with or in priority to the Series A Preferred Stock (other than the Series C Preferred Stock); and

o	the amendment of the terms of the Series A Preferred Stock in a manner that would materially alter or change their powers, preferences, or special rights.

•
Series B - Shares of Series B Preferred Stock vote together with shares of common stock on an as-converted basis, with any fractional votes rounded to the nearest share, on matters submitted to a vote of stockholders generally.  Holders of a majority of outstanding shares of Series B Preferred Stock have the right to appoint an observer to attend all the meetings of our board of directors in a nonvoting capacity, except during any period in which any holder of Series B Preferred Stock serves as a director of ours.

•
Series C - Shares of Series C Preferred Stock have one vote per share and vote together with shares of common stock on matters submitted to a vote of stockholders generally.  In addition, the affirmative vote of a majority of the outstanding shares of Series C Preferred Stock is required prior to any of the following events:  a voluntary or involuntary liquidation, dissolution, or winding up; a merger or consolidation with or into any other corporation or corporations as a result of which our stockholders immediately prior to the consummation of the merger or consolidation hold less than 50% of the voting securities of the surviving entity; and the sale, transfer or lease of all or substantially all of our assets.  Also, the affirmative vote of holders of not less than two-thirds of the outstanding shares of Series C Preferred Stock is required for:

o
the creation of a new class or series of stock that is entitled to dividends or shares in the distribution of assets on a parity with or in priority to the Series C Preferred Stock or that provides for mandatory redemption;

o	the redemption of shares of capital stock other than Series C Preferred Stock; and

o	the amendment of the terms of the Series C Preferred Stock in a manner that would materially alter or change their powers, preferences, or special rights.

•
Series D Convertible Preferred Stock - Except for certain transactions upon which the Series D Convertible Preferred Stock is entitled to vote separately as a class and except as required by the Delaware General Corporation Law, the Series D Convertible Preferred Stock has no voting rights.  The following transactions require the approval of holders of at least 66% of the then-outstanding shares of Series D Convertible Preferred Stock:  authorizing, creating, issuing, or increasing the authorized or issued amount of any class of stock; amending, altering or repealing the provisions of the Series D Convertible Preferred Stock in a way that would adversely affect any right, preference, privilege or voting power of the Series D Convertible Preferred Stock; repurchasing, redeeming or paying dividends or distributions on our common stock or any stock junior to the Series D Convertible Preferred Stock; amending our Certificate of Incorporation or Bylaws in a way that would materially and adversely affect the rights, preferences, privileges and voting power of the Series D Convertible Preferred Stock; reclassifying our outstanding securities; voluntarily filing for bankruptcy, liquidating our assets or making an assignment for the benefit of our creditors; materially changing the nature of our business; and authorizing, approving or entering into a change in control transaction.  For as long as any shares of Series D Convertible Preferred Stock and Series D-2 Convertible Preferred Stock remain outstanding, the holders of such stock, voting together as a single class, are entitled to elect one member of our board of directors.  Mr. Cleveland is currently such director.

•	Series D-2 – Shares of our Series D-2 Convertible Preferred Stock possess the same rights as summarized above for shares of our Series D Convertible Preferred Stock.

As a result, our executive officers, directors and these seven institutional investors have the ability to exert significant influence over matters that could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations or strategic transactions involving our company.  In addition, through their voting power, they may be able to exert significant influence over certain of our business decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets.  Further, the concentration of voting power in the hands of those individuals and investors could have the effect of delaying or preventing a change of control of our company, even if the change of control would benefit our other stockholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

Our common stock may be considered a “penny stock” and may thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
A description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	A brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks, and the significance of the spread between the “bid” and “ask” price;

•	A toll-free telephone number for inquiries on disciplinary actions;

•	Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	Such other information and in such form(including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	The bid and offer quotations for the penny stock;

•	The compensation of the broker-dealer and its salesperson in the transaction;

•	The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	Monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Conversion of Preferred Stock or exercise of outstanding warrants will increase the number of issued shares of common stock, reduce each then existing stockholder’s percent of ownership, and may dilute our share value.

In connection with the Share Sale, we issued 1,458,333.8 shares of our Series D Convertible Preferred Stock, which shares are convertible into approximately 23.3 million shares of our common stock.  In addition, we granted warrants to purchase up to 1,458,333.8 shares Series D-2 Convertible Preferred Stock (which shares are convertible into approximately 23.3 million shares of our common stock) and warrants to purchase up to approximately 71.2 million shares of our common stock if such warrants are exercised in full.  The conversion of any of the shares of our Series D Convertible Preferred Stock, the conversion of any of the shares of our Series D-2 Convertible Preferred Stock after exercise of the Series J Warrants to purchase our Series D-2 Convertible Preferred Stock, or exercise of any of the warrants to purchase common stock granted in connection with the purchase will result in the issuance of shares of our common stock and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  The issuance of common stock upon any such conversion or exercise may have the effect of diluting the value of the shares held by our stockholders and might have an adverse effect on any trading market for our common stock.

ITEM 7.	FINANCIAL STATEMENTS.

Our consolidated financial statements are included in this Form 10-KSB beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. As a result of its assessment, management identified a material weakness in the Company’s internal control over financial reporting. Based on the weakness identified as described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of its assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2007:

• The Company lacked sufficient internal resources to adequately implement segregation of duties within the financial reporting system.
• During 2007 the Company made three major acquisitions, the reporting controls and procedures of which had not been fully integrated with those of the Company
• While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act (“SOX”) and therefore, management could not certify that these controls were correctly implemented. As a result, it was management’s opinion that the lack of documentation did warrant a material weakness in the financial reporting process.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Remediation of Material Weakness
During 2008, the Company will implement the following remediation activities to materially improve, or are reasonably likely to improve, the Company’s internal control over financial reporting:
• Continue the refinement, expansion, and communication of Accounting Policies and Procedures, particular in areas involving complex or technical accounting, and
• Continue to utilize external consultants to assist in the implementation and design of policies and procedures to meet the required documentation and effectiveness requirements for internal controls over financial reporting under the Sarbanes-Oxley Act (“SOX”) and adequately address the lack of segregation of duties within the financial reporting process.
Even with these changes, due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, we expect there will continue to be some risk related to financial disclosures. We believe that such risks have been reasonably mitigated following our implementation of the Sarbanes-Oxley Act requirements in late 2007 and our remediation plans that will be implemented during 2008. However, the process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under the Sarbanes-Oxley Act continues to be complex and subject to significant judgment and may result in the identification in the future of areas where we may need additional resources.
Additionally, due to the complexity and judgment involved in this process, we cannot guarantee we may not find or have pointed out to us either by internal or external resources, or by our auditors following the implementation of the external auditor requirement for their independent assessment of our controls, additional areas needing improvement or resulting in a future assessment that our controls are or have become ineffective as a result of overlooked or newly created significant deficiencies or unmitigated risks.

Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2007 there were no changes in internal control that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION.

None

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers and Key Employees

Our directors, executive officers and key employees as of December 31, 2007, were as follows:

Name	Age	Position

Patrick Dolan	50	Chairman of the Board, Chief Executive Officer, and Director
James Cortens	51	Chief Operating Officer, President, Secretary, Director
Donald Rutherford	68	Chief Financial Officer
Dale Paisley (1)	66	Director
Russell Cleveland	68	Director
Koushik Dutta	44	Chief Technology Officer

(1) Chairman of Audit Committee.

Directors and Executive Officers

Patrick Dolan founded Former BPOMS and has served as its Chief Executive Officer and Chairman of the Board from its inception in July 2005 until the Merger, and since the Merger has served as our Chief Executive Officer and Chairman of the Board.  Prior to co-founding BPOMS, Mr. Dolan served as President and Chief Operating Officer of Infocrossing Inc., a provider of selective information technology outsourcing solutions, from April 2004 through October 2004.  For the two previous years, prior to Infocrossing acquiring ITO Acquisition Corporation, doing business as Systems Management Specialists (“SMS”), a California company, Mr. Dolan served as its Chairman and Chief Executive Officer.  In December 2002, Mr Dolan led a successful management team initiative, in conjunction with Los Angeles-based private equity fund Riordan, Lewis & Haden, to re-purchase SMS from Marconi, plc, which had acquired SMS from its prior owners in June 2000.  Prior to that time, Mr. Dolan was President and Chief Operating Officer of SMS from November 1994.  Mr. Dolan spent the early years of his career with Affiliated Computer Services and, subsequently, SHL Systemhouse.  Mr. Dolan earned a B.S. in economics from New York University.

James Cortens founded Former BPOMS and has served as its Chief Financial Officer, President, and a Director from its inception in July 2005 until the Merger, and since the Merger has served as our Chief Operating Officer, President, Director and , Secretary.  Prior to co-founding BPOMS, Mr. Cortens served as Executive Vice President of Infocrossing Inc., a provider of selective information technology outsourcing solutions, from April 2004 through October 2004.  For the two previous years, prior to Infocrossing acquiring SMS, Mr. Cortens served as its president and director.  In December 2002, Mr. Cortens was part of a successful management team initiative, in conjunction with Los Angeles-based private equity fund Riordan, Lewis & Haden, to re-purchase SMS from Marconi, plc, which had acquired SMS from its prior owners in June 2000.  Prior to that time, Mr. Cortens was Executive Vice President of Business Development of SMS from November 1994.  Mr. Cortens spent the early years of his career with SHL Systemhouse.  Mr. Cortens earned a B.Sc. in computer science from the University of Manitoba.

Donald Rutherford joined BPOMS as Chief Financial Officer on January 29, 2007, brings to BPOMS 35 years of financial experience, and comes from Grant Life Sciences, Inc., a publicly held bio-tech company located in Los Angeles, California, where he served as Chief Financial Officer.  Prior to that, he held numerous senior executive financial positions.  Mr. Rutherford is also a partner with Tatum, LLC, a national executive services firm and a board member and Chairman of the audit committee of Performance Capital Management LLC, a public financial services company.  Mr. Rutherford started his career with Coopers and Lybrand in its Toronto audit practice and is a Chartered Accountant.  He also holds a BASc in industrial engineering from the University of Toronto.

Dale Paisley has been a financial and accounting consultant to primarily small public companies since 2000.  He assists his clients with regulatory reporting with the Securities and Exchange Commission and state regulators and has served as temporary Chief Financial Officer and Chief Executive Officer of several public and private companies.  From October 2002 until December 2003, Mr. Paisley served as president of SoCal Waste Group, Inc., from February 2003 until December 2003, he served as Chief Executive Officer and Chief Financial Officer of USA Biomass Corporation, and from October 2006 to the present he has served as Chief Financial Officer of Amish Naturals, Inc.  He was appointed as a director of the Company in December 2006. Prior to that time, Mr Paisley was a partner in the international accounting firm of Coopers & Lybrand (now PriceWaterhouseCoopers).  Mr. Paisley earned a B.S. in accounting from San Diego State University.

Russell Cleveland is the founder, president, chief executive officer, sole director, and majority shareholder of RENN Capital Group, Inc. (“RENN”).  RENN is the investment adviser to or the manager of all or part of three closed-end mutual funds: (i) Renaissance Capital Growth & Income Fund III, Inc. (AMEX: RCG), (ii) Renaissance US Growth Investment Trust PLC (LSE: RUG), and (iii) US Special Opportunities Trust PLC (LSE: USPU, USPC, USPI, USPZ), and one open-end mutual fund, Premier RENN US Emerging Growth Limited. He also serves on the boards of directors of Renaissance Capital Growth & Income Fund III, Inc. (since 1994), and Renaissance US Growth Investment Trust PLC (since 1996), as well as Access Plans USA, formerly Precis, Inc. (since 2003), a Texas-based, Nasdaq-listed (AUSA), national developer and distributor of quality affordable consumer driven health care programs for individuals, families, affinity groups and employer groups across the nation; CaminoSoft, Corp. (since 2004), a California-based, OTCBB-quoted (CMSF), developer and manufacturer of software solutions that store, manage, and safeguard large quantities of data created in a business and application settings; Cover-All Technologies, Inc. (since 2001), a New Jersey-based, OTCBB-quoted (COVR), provider of state-of-the-art software products, services and solutions to the property and casualty insurance industry; Integrated Security Systems, Inc. (since 2001), a Texas-based, OTCBB-quoted (IZZI), designer, developer, manufacturer, distributor of service security and traffic control products used in the commercial, industrial and government sectors; and Tutogen Medical, Inc. (since 1997), a Florida-based, American Stock Exchange-listed (TTG), designer, developer, processor, manufacturer, and marketer of sterile biological implant products made from human (allograft) and animal (xenograft) tissue. Mr. Cleveland is a chartered financial analyst (CFA) with more than 35 years experience as a specialist in investments in smaller capitalization companies.  A graduate of the Wharton School of Business, he is a past president of the Dallas Association of Investment Analysts and has also authored a number of books, including Finding Midas: Investing in Entrepreneurial CEOs with the Golden Touch, which was released in June, 2007.

Koushik Dutta has served as our Chief Technology Officer since December 15, 2006.  Prior to that, he was our Chief Operating Officer from November 2005 to December 15, 2006.  He has served as Chief Technology Officer of our Web4 division since April 2000.  Prior to that, Mr. Dutta co-founded Allegria Software, Inc. and served as President and Chief Technology Officer of that company from February 1999 to March 2000.  Additionally, Mr Dutta served as Vice President of Research and Development for Advanced Technology Corporation from 1995 to June 1997 and as Senior Manager for Research Engineers International from 1992 to 1995.  Mr. Dutta also co-founded and launched two business ventures, MicroWare and StanSoft.  Mr Dutta is the inventor of eReview, WebWorks, ForReview and Autoproject.  Further Mr. Dutta is the winner of CSI’s (Computer Society of India) prestigious NSTPC award for programming.  Mr. Dutta holds a Bachelors of Technology degree from Indian Institute of Technology and an M.B.A. from Indian Institute of Management.

All directors hold office until the next annual stockholders’ meeting or until their respective successors are elected or until their earlier death, resignation or removal.

There are no family relationships among our directors or among our executive officers.

Code of Business Conduct and Ethics

We have adopted a written code of ethics that governs all of our officers, directors and all employees. The code of ethics is posted on our website at www.bpoms.com ..

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

Audit Committee Matters

Our Audit Committee consists of Mr. Dale Paisley who holds the position of chairman of that committee and Mr. Russell Cleveland. Each of the members of our Audit Committee is “independent” within the meaning of Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers. Our board of directors has determined that Mr. Paisley is an “audit committee financial expert” under SEC rules and meets the NASD’s professional experience requirements.

Independence of Mr. Russell Cleveland

Except in connection with his status with one of the investors in the Share Sale, Mr. Cleveland has never entered into a transaction with us in which he had, or would have, a material direct or indirect interest and there are no material plans, contracts, or arrangements with us in which he is participating.  Except as detailed in the footnotes to the table set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Mr. Cleveland is not related to any (i) of our directors or executive officers, (ii) persons nominated or chosen by us to become directors or executive officers, (iii) beneficial owner of more than 5% of our securities, or (iv) immediate family members to any such persons.

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

Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2007 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that, during our the year ended December 31, 2007, all Section 16(a) filing requirements applicable to our reporting persons were met on a timely basis.

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for services rendered during the last two fiscal years to our company in all capacities as an employee by our Chief Executive Officers, President and the two most highly compensated executive officers (collectively, the “named executive officers”) .

Name and Principal Position	Fiscal Year Ended December 31	Salary ($)		Bonus ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation (1) ($)	Total ($)

Patrick A. Dolan,	2007	225,000	(4)	---	---	618,757	---	---	---	843,757
Chairman, Chief Executive	2006	---		---	186,041	---	---	---	---	186,041
Officer (5)

James Cortens,	2007	200,000	(4)	---	---	618,757	---	---	---	818,757
President, Chief Operating	2006	---		---	167,437	---	---	---	---	167,437
Officer, Secretary, Director (5)

Donald Rutherford,	2007	128,239	---	---	366,094	---	---	---	494,333
Chief Financial Officer (10)	2006	---	---	---	---	---	---	---	---

Koushik Dutta, (6)	2007	140,000	50,000	---	73,809	---	---	---	263,809
Chief Technology Officer	2006	110,130	---	---	---	---	---	3,269	113,399

Amrit K. Das, (7)	2007	---	---	---	---	---	---	---		---
Former Chairman,	2006	259,121	---	---	---	---	---	13,518	(8)	272,639
Former Chief Executive,
Former President

Bruce K. Nelson, (9)	2007	20,723	---	---	---	---	---	---	20,723
Former Chief Financial	2006	127,000	150,975	---	---	---	---	3,810	281,785
Officer, Former Secretary

______________________
(1)	The costs of certain benefits are not included because they did not exceed $10,000 in the case of each named executive officer.

(2)
Includes the dollar amount recognized for financial statement reporting purposes for fiscal year 2006 relating to shares of Series A Preferred Stock computed in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) applying the same valuation model and assumptions applied for financial reporting purposes.

(3)
Includes the dollar amount recognized for financial statement reporting purposes for fiscal year 2007 relating to stock options computed in accordance with FAS 123R applying the same valuation model and assumptions applied for financial reporting purposes, but disregarding any estimate of forfeitures related to service-based vesting conditions.  The values included within this column have not been, and may never be realized. The options might never be exercised and the value received by the executive officer, if any, will depend on the share price on the exercise date.  The fair value of stock options granted to the Company’s employees was estimated using the following assumptions:  expected dividend yield 0; expected volatility 125-127.7%; risk-free interest rate 3.87-4.62%; and expected option lives (in years) 5.  There were no forfeitures during the year.

(4)	Includes $225,000 of accrued base salary for which payment has been deferred for Mr. Dolan and $200,000 of accrued base salary for which payment has been deferred for Mr. Cortens.

(5)	Messrs. Dolan and Cortens do not receive any separate compensation for service as directors.

(6)	Mr. Dutta served as our Chief Operating Officer prior to December 15, 2006.

(7)	Mr. Das resigned from his position of Chairman, Chief Executive Officer, and President upon the Merger.

(8)	Includes $7,810 in premiums paid by us pursuant to a split-dollar life insurance policy established for the benefit of Amrit Das and $5,708 in company contributions to the 401(k) plan.

(9)	Mr. Nelson resigned from his position of Secretary upon the Merger and from the position of Chief Financial Officer on January 26, 2007.

(10)	Mr. Rutherford was appointed Interim Chief Financial Officer on January 26, 2007 on a part-time basis and full-time Chief Financial Officer on June 1, 2007..

Option Grants In Last Fiscal Year

During the year ended December 31, 2007, stock options covering 2,841,344 shares of common stock were granted to named executive officers as shown in the following table:

	Vesting Period Years	Year of Expiry	Number of Options	Exercise Price
Patrick Dolan	2	2017	1,166,666	$0.55
James Cortens	2	2017	1,166,666	$0.55
Koushik Dutta	2	2012	75,000	$1.15
Dale Paisley	1	2012	33,012	$1.15
Don Rutherford	4	2012	400,000	$1.15

Aggregated Option Exercises in Last Fiscal Year

No options were exercised during the year ended December 31, 2007.

Long-Term Incentive Plan Awards

In 2006, no awards were made to the named executive officers under long-term incentive plans.

Outstanding Equity Awards at the End of The year ended December 31, 2007

	Option Awards					Stock Awards
Name and	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Principal Position	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Patrick A. Dolan,	135,863	407,588	---	0.025	8/1/2015	---	---	---	---
Chairman, Chief
Executive Officer
James Cortens	90,575	271,125	---	0.025	8/1/2015	---	---	---	---
President, Secretary,
Director
Donald Rutherford	50,0000	350,000	---	$1.15	4/16/2012	---	---	---	---
Chief Financial
Officer
Koushik Dutta	18,750	56,250	---	$1.15	4/16/2012	---	---	---	---
Chief Technology
Officer
Amrit K. Das	---	---	---	---	---	---	---	---	---
Former Chairman,
Former Chief Executive
Former President
Bruce K. Nelson	---	---	---	---	---	---	---	---	---
Former Chief Financial
Officer, Former Secretary

Directors’ Compensation

The following table sets forth the compensation received during the year ended December 31, 2007 for services rendered as members of the board of directors.

	Director Compensation
Name and	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	($)	($)	($)	($)	($)	($)	($)

Russell Cleveland	---	---	---	---	---	---	55,275
James Cortens	---	---	---	---	---	---	53,750
Patrick Dolan	---	---	---	---	---	---	48,000
Dale Paisley	42,000	---	32,488	---	---	---	48,000

Mr. Paisley is an independent director and receives a remuneration of $3,500 per month for his services to the Company’s board. Mr. Cleveland is an independent director and received no compensation for his services to the Company’s board.

Repricing of Options and SARs

No adjustments to or repricing of stock options previously awarded to named executives occurred in 2007.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Patrick Dolan

We have an employment agreement with Patrick Dolan, dated July 29, 2005. The employment agreement provided that Mr. Dolan serve as BPOMS' Chief Executive Officer for an initial two and one-half year term. The employment agreement includes the following provisions:

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

Upon execution of the employment agreement, Mr. Dolan was granted an option to purchase 750,000 shares of BPOMS' common stock, vesting 25% per year. In the event of a change of control, or if the officer's employment is terminated by BPOMS without cause, or by the officer for good reason, as defined in the agreement, then BPOMS will:

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

James Cortens

We have an employment agreement with James Cortens, dated July 29, 2005. The employment agreement provided that Mr. Cortens serve as BPOMS' President and Secretary for an initial two and one-half year term. The employment agreement includes the following provisions:

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

Upon execution of the employment agreement, Mr. Cortens was granted an option to purchase 500,000 shares of BPOMS' common stock, vesting 25% per year. In the event of a change of control, or if the officer's employment is terminated by BPOMS without cause, or by the officer for good reason, as defined in the agreement, then BPOMS will:

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

In 2007 Mr. Dolan and Mr. Cortens received as dividends on their Series A Convertible Preferred Stock 143,491 shares (82,362 shares were issued and 61,129 shares were accrued pending amendment of the Company’s Certificate of Incorporation) and 53,508 shares (47,395 shares were issued and 6,113 shares were accrued pending amendment of the Company’s Certificate of Incorporation), respectively, of BPOMS’ Series A Convertible Preferred Stock.

Donald Rutherford

We have an employment agreement with Donald W. Rutherford, dated January 26, 2007.  The employment agreement provides that Mr. Rutherford will serve as BPOMS’ Chief Financial Officer effective as of January 29, 2007.  The employment agreement includes the following provisions:

•
Initial base salary of not less than $104,167 and he will devote approximately 50% of his time to the business and affairs of the Company.  Effective on June 1, 2007, or sooner if required by the Company, Mr. Rutherford’s salary is to increase to $166,667 and he will then devote all of his time to the business and affairs of the Company.

•	Annual cash bonus in an amount to be determined by the Company within 30 days of February 28, 2007.

•	Options for the purchase of 400,000 shares of our common stock under the Company’s 2003 Stock Option Plan, vesting ratably every six months during the four years following their grant.

In the event of Mr. Rutherford’s employment with BPOMS is terminated during the during the initial 90 days for any other reason or for no reason, Mr. Rutherford shall be entitled to receive a severance payment equal to two month’s salary; thereafter, Mr. Rutherford shall be entitled to receive a severance payment equal to three months’ salary.

In addition, commencing after such 90-day period, for each period of six months of employment, Mr. Rutherford shall be entitled to receive an additional month’s salary, up to a maximum of six months.

Lastly, upon a termination by the Company for any reason other than for cause or for no reason or without providing Mr. Rutherford with required notice, or for a termination by Mr. Rutherford for cause, Mr. Rutherford shall be entitled to receive the payments disclosed above, plus all cash bonuses, equity, and other compensation covered by the employment agreement will vest immediately and become payable upon the date of termination.

Mr. Rutherford is a limited partner with Tatum LLC (“Tatum”) in Orange County, California, which he joined in January 2000.  During the term of the employment agreement, Mr. Rutherford is expected to remain a partner with Tatum.  In connection with such employment of Mr. Rutherford, the Company entered into an agreement (the “Tatum Agreement”) with Tatum, whereby Tatum is to provide certain resources to the Company, and, in addition to the compensation to be paid to Mr. Rutherford under the employment agreement, the Company is to pay to Tatum a fee equal to 20% of Mr. Rutherford’s salary during the term of the employment agreement.  Further, the Company will tender directly to Tatum 20% of any cash bonuses otherwise payable to Mr. Rutherford during the term of the Tatum Agreement.  The Company has acknowledged to Tatum that Mr. Rutherford is obligated to share with Tatum 20% of any cash proceeds realized by Mr. Rutherford from any equity bonus that the Company may grant to him.  The Tatum Agreement will terminate upon the earlier of Mr. Rutherford ceasing to be an employee of the Company or a partner of Tatum.

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

Upon execution of the employment agreement, Mr. Dutta was granted an incentive option to purchase 75,000 shares of BPOMS' common stock, vesting 25% per six months. In the event of a change of control, or if the officer's employment is terminated by BPOMS without cause, or by the officer for good reason, as defined in the agreement, then BPOMS will:

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

For purposes of the above employment agreements, termination for "cause" means the employee's willful gross misconduct or conviction of a felony that, in either case, results in material and demonstrable damage to the business or reputation of BPOMS, or the willful and continued failure to perform his duties, which failure is not cured within twenty business days after BPOMS delivers to him a written demand for performance that specifically identifies the actions to be performed. Termination for "good reason" means, subject to a ten-business day cure period,

•	the assignment to the employee of duties inconsistent with this Agreement or a change in his titles or authority;

•	any failure by BPOMS to comply with sections of the agreement regarding compensation and benefits in any material way;

•	the requirement of the employee to relocate to any location other than Orange County, California;

•	the failure of BPOMS to comply with and satisfy its obligations regarding any successor to its business and/or assets;

•	any material breach of the agreement by BPOMS; or

•	a change in control of BPOMS.

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

Beneficial Ownership Table

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the beneficial ownership of our capital stock, as of January 29, 2008 by (i) each person known by us to beneficially own 5% or more of our outstanding capital stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, the address for each of the stockholders in the table below is c/o BPO Management Services, Inc., 1290 North Hancock, Suite 202, Anaheim, California 92807.  Unless otherwise indicated in the footnotes to this table and except in cases where community property laws apply, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of capital stock shown as beneficially owned by the stockholder.

As of March 31, 2008, we had 12,671,034 shares of common stock, 1,605,598 shares of Series A Preferred Stock, 1,449,204 shares of Series B Preferred Stock, 916,666 shares of Series C Preferred Stock, 1,427,083.8 shares of Series D Convertible Preferred Stock and 729,167.4 shares of Series D-2 Convertible Preferred Stock issued and outstanding and had granted certain common stock and Series D-2 Convertible Preferred Stock purchase warrants and stock options that were exercisable then or within 60 days thereafter.  Russell Cleveland, a director of ours who was appointed as a result of a financing (as described in the Stock Purchase Agreement as defined below), disclaims beneficial ownership of all shares of Series D Convertible Preferred Stock that were issued in such financing, shares of Series D-2 Convertible Preferred Stock that underlie certain warrants granted in such financing, all shares of common stock into which such preferred shares may be converted, and the common stock underlying certain common stock purchase warrants (See footnotes 7, 8, 22, and 30, below).

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of lass
Executive Officers and Directors:
Common Stock	Patrick A. Dolan	4,988,321(2)	34.0%
Common Stock	James Cortens	3,144,424(3)	23.2%
Common Stock	Donald Rutherford	50,000(4)	*
Common Stock	Koushik Dutta	18,750(5)	*
Common Stock	Dale Paisley	33,012(6)	*
Common Stock	Russell Cleveland	33,333,347(7)	72.5%
Common Stock	All Directors and Executive Officers (6 persons) as a group	41,567,854(8)	84.8%

5% Beneficial Owners:
Common Stock	Don West	1,925,313(9)	14.2%
Common Stock	Brian Meyer	954,282(10)	7.2%
Common Stock	Vision Opportunity Master Fund, Ltd.**	56,666,670(11)	81.7%
Common Stock	Renaissance US Growth Investment Trust PLC	10,416,670(12)	45.1%
Common Stock	Renaissance Capital Growth & Income Fund III, Inc.	8,333,336(13)	39.6%
Common Stock	US Special Opportunities Trust PLC	10,416,670(14)	45.1%
Common Stock	Premier RENN US Emerging Growth Fund Ltd.	4,166,670(15)	24.7%
Common Stock	BridgePointe Master Fund Ltd.**	16,666,670(16)	57.8%
Common Stock	Heller Capital Investments LLC**	10,000,006(17)	44.1%
Common Stock	Everett Huntoon	1,333,333(18)	10.6%
Common Stock	Howard Andrews	1,333,333(19)	10.6%

Executive Officers and Directors:
Series A Preferred Stock	Patrick A. Dolan	1,019,135	63.5%
Series A Preferred Stock	James Cortens	586,463	36.5%
Series A Preferred Stock	All Directors and Executive Officers (6 persons) as a group	1,605,598	100%

5% Beneficial Owners:
Series B Preferred Stock	Don West	907,784(20)	62.6%
Series B Preferred Stock	Brian Meyer	439,813(21)	30.3%

Executive Officers and Directors:
Series C Preferred Stock	Patrick A. Dolan	833,333	90.9%
Series C Preferred Stock	James Cortens	83,333	9.1%
Series C Preferred Stock	All Directors and Executive Officers (6 persons) as a group	916,666	100%

Executive Officers and Directors:
Series D Convertible Preferred Stock	Russell Cleveland	416,666.9(22)	29.2%
Series D Convertible Preferred Stock	All Directors and Executive Officers (6 persons) as a group	416,666.9	29.2%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

5% Beneficial Owners:
Series D Convertible Preferred Stock	Vision Opportunity Master Fund, Ltd.**	708,333.4(23)	49.6%
Series D Convertible Preferred Stock	Renaissance US Growth Investment Trust PLC	130,208.4(24)	9.1%
Series D Convertible Preferred Stock	Renaissance Capital Growth & Income Fund III, Inc.	104,166.7(25)	7.3%
Series D Convertible Preferred Stock	US Special Opportunities Trust PLC	130,208.4(26)	9.1%
Series D Convertible Preferred Stock	Premier RENN US Emerging Growth Fund Ltd.	52,083.4(27)	3.6%
Series D Convertible Preferred Stock	BridgePointe Master Fund Ltd.**	208,333.4(28)	14.6%
Series D Convertible Preferred Stock	Heller Capital Investments LLC**	93,750.1(29)	6.6%

Executive Officers and Directors:
Series D-2 Convertible Preferred Stock	Russell Cleveland	416,666.9(30)	28.6%
Series D-2 Convertible Preferred Stock	All Directors and Executive Officers (6 persons) as a group	416,666.9	28.6%

5% Beneficial Owners:
Series D-2 Convertible Preferred Stock	Vision Opportunity Master Fund, Ltd.**	708,333.4(31)	48.6%
Series D-2 Convertible Preferred Stock	Renaissance US Growth Investment Trust PLC	130,208.4(32)	8.9%
Series D-2 Convertible Preferred Stock	Renaissance Capital Growth & Income Fund III, Inc.	104,166.7(33)	7.1%
Series D-2 Convertible Preferred Stock	US Special Opportunities Trust PLC	130,208.4(34)	8.9%
Series D-2 Convertible Preferred Stock	Premier RENN US Emerging Growth Fund Ltd.	52,083.4(35)	3.6%
Series D-2 Convertible Preferred Stock	BridgePointe Master Fund Ltd.**	208,333.4(36)	14.3%
Series D-2 Convertible Preferred Stock	Heller Capital Investments LLC**	124,500.1(37)	8.6%

* Constitutes less than 1%
** The stockholder has agreed that at no time may it exercise a warrant or convert any shares of Series D Convertible Preferred Stock or Series D-2 Convertible Preferred Stock into common stock if, as a result, it would beneficially own in excess of 9.99% of our then issued and outstanding shares of common stock.  However, on 61 days’ notice to us, the stockholder may waive this limitation.

(1)
As used in this table, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable, and does not necessarily indicate ownership for any other purpose.  In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after January 29, 2008.

(2)
Includes 2,988,975 shares of common stock, 1,019,135 shares of Series A convertible preferred stock, 640,555 shares of common stock underlying warrants and 339,656 shares of common stock underlying options.

(3)
Includes 2,264,375 shares of common stock, 586,463 shares of Series A convertible preferred stock, 67,149 shares of common stock underlying warrants and 226,437 shares of common stock underlying options.

(4)	Includes 50,000 shares of common stock underlying options.

(5)	Includes 18,750 shares of common stock underlying options.

(6)	Includes 33,012 shares of common stock underlying options.

(7)
Includes 416,666.9 shares of Series D Convertible Preferred Stock (which are initially convertible into 6,666,669 shares of common stock), 208,333.4 shares of Series D-2 Convertible Preferred Stock (which are initially convertible into 3,333,334 shares of common stock), warrants to purchase 20,000,008 shares of common stock, and warrants to purchase 208,333.5 shares of Series D-2 Convertible Preferred Stock (which, if fully exercised and converted, are initially convertible into 3,333,336 shares of common stock), all held by Renaissance Capital Growth & Income Fund III, Inc., US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Premier RENN US Emerging Growth Fund Limited, for which RENN Capital Group, Inc. acts as Investment Advisor.  Russell Cleveland is President of RENN Capital Group, Inc. and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(8)	Includes all shares referenced in footnotes 2, 3, 4, 5, 6, and 7, above.

(9)
Includes 565,459 shares of common stock held by Don West, 313,481 shares of common stock held by his wife Sharon West, and 133,154 shares of common held stock by West LTP Trust; 461,149 shares of Series B Preferred Stock held by Don West, 313,481 shares of Series B Preferred Stock held by Sharon West, and 133,154 shares of Series B Preferred Stock held by West LTP Trust; and 5,435 shares of common stock underlying warrants held by Don West.  The address of Mr. West is 1800-181 Bay Street, Toronto, Ontario, M5J 2T9.

(10)
Includes 166,401 shares of common stock held by Brian Meyer and 169,103 shares of common stock held by his wife Lynne Meyer; 270,710 shares of Series B Preferred Stock held by Brian Meyer and 169,103 shares of Series B Preferred Stock held by Lynne Meyer; and 5,435 shares of common stock underlying warrants held by Brian Meyer; and 173,530 shares of common stock underlying options held by Brian Meyer.

(11)
Includes 708,333.4 shares of Series D Convertible Preferred Stock (which are initially convertible into 11,333,334 shares of common stock), 458,334 shares of Series D-2 Convertible Preferred Stock (which are initially convertible into 7,333,344 shares of common stock), warrants to purchase 34,000,002 shares of common stock, and warrants to purchase 249,999.4 shares of Series D-2 Convertible Preferred Stock (which, if fully exercised and converted, are initially convertible into 3,999,990 shares of common stock).  Adam Benowitz, Portfolio Manager of Vision Opportunity Master Fund, Ltd., is the person who has voting and investment control over the shares listed in the table.  The address of Mr. Benowitz is 20 W. 55th Street, 5th floor, New York, New York, 10019.

(12)
Includes 130,208.4 shares of Series D Convertible Preferred Stock (which are initially convertible into 2,083,334 shares of common stock), 65,104.2 shares of Series D-2 Convertible Preferred Stock (which are initially convertible into 1,041,667 shares of common stock), warrants to purchase 6,250,002 shares of common stock, and warrants to purchase 65,104.2 shares of Series D-2 Convertible Preferred Stock (which, if fully exercised and converted, are initially convertible into 1,041,667 shares of common stock).  Russell Cleveland, President and Director of Renaissance US Growth Investment Trust PLC, is the person who has voting and investment control over the shares listed in the table and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(13)
Includes 104,166.7 shares of Series D Convertible Preferred Stock (which are initially convertible into 1,666,667 shares of common stock), 52,083.3 shares of Series D-2 Convertible Preferred Stock (which are initially convertible into 833,333 shares of common stock), warrants to purchase 5,000,002 shares of common stock, and warrants to purchase 52,083.4 shares of Series D-2 Convertible Preferred Stock (which, if fully exercised and converted, are initially convertible into 833,334 shares of common stock).  Russell Cleveland, President of Renaissance Capital Growth & Income Fund III, Inc., is the person who has voting and investment control over the shares listed in the table and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(14)
Includes 130,208.4 shares of Series D Convertible Preferred Stock (which are initially convertible into 2,083,334 shares of common stock), 65,104.2 shares of Series D-2 Convertible Preferred Stock (which are initially convertible into 1,041,667 shares of common stock). warrants to purchase 6,250,002 shares of common stock, and warrants to purchase 65,104.2 shares of Series D-2 Convertible Preferred Stock (which, if fully exercised and converted, are initially convertible into 1,041,667 shares of common stock).  Russell Cleveland, U.S. Portfolio Manager of US Special Opportunities Trust PLC, is the person who has voting and investment control over the shares listed in the table and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(15)
Includes 52,083.4 shares of Series D Convertible Preferred Stock (which are initially convertible into 833,334 shares of common stock), 26,041.7 shares of Series D-2 Convertible Preferred Stock (which are initially convertible into 416,667 shares of common stock), warrants to purchase 2,500,002 shares of common stock, and warrants to purchase 26,041.7 shares of Series D-2 Convertible Preferred Stock (which, if fully exercised and converted, are initially convertible into 416,667 shares of common stock).  Russell Cleveland, President of RENN Capital Group, Inc., the investment advisor of Premier RENN US Emerging Growth Fund Ltd., is the person who has voting and investment control over the shares listed in the table and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(16)
Includes 500,000 shares of common stock, 208,333.4 shares of Series D Convertible Preferred Stock (which are initially convertible into 3,333,334 shares of common stock), 62,500 shares of Series D-2 Convertible Preferred Stock (which are initially convertible into 1,000,000 shares of common stock), warrants to purchase 9,500,002 shares of common stock, and warrants to purchase 145,833.4 shares of Series D-2 Convertible Preferred Stock (which, if fully exercised and converted, are initially convertible into 2,333,334 shares of common stock).  Eric S. Swartz, Director of BridgePointe Master Fund Ltd., is the person who has voting and investment control over the shares listed in the table.  The address of Mr. Swartz is 1120 Sanctuary Parkway, Suite 325, Alpharetta, Georgia, 30004.

(17)
Includes 500,000 shares common stock, 93,750.1 shares of Series D Convertible Preferred Stock (which are initially convertible into 1,500,001 shares of common stock), warrants to purchase 6,000,004 shares of common stock, and warrants to purchase 125,000.1 shares of Series D-2 Convertible Preferred Stock (which, if fully exercised and converted, are initially convertible into 2,000,001 shares of common stock).  Ronald I. Heller, Chief Investment Officer of Heller Capital Investments LLC, is the person who has voting and investment control over the shares listed in the table.  The address of Mr. Heller is 700 East Palisade Avenue, Englewood Cliffs, New Jersey, 07632.

(18)	The address of Mr. Huntoon is 111 Orchard Road, Mt. Kisco, New York 10549.

(19)	The address of Mr. Andrews is 10 Quail Hollow Lane, West Nyack, New York 10994.

(20)
Includes 461,149 shares of Series B Preferred Stock held by Don West, 313,481 shares of Series B Preferred Stock held by Sharon West, and 133,154 shares of Series B Preferred Stock held by West LTP Trust.  The address of Mr. West is 1800-181 Bay Street, Toronto, Ontario, M5J 2T9.

(21)	Includes 270,710 shares of Series B Preferred Stock held by Brian Meyer and 169,103 shares of Series B Preferred Stock held by Lynne Meyer.

(22)
Includes 416,666.9 shares of Series D Convertible Preferred Stock held by Renaissance Capital Growth & Income Fund III, Inc., US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Premier RENN US Emerging Growth Fund Limited, for which RENN Capital Group, Inc. acts as Investment Advisor.  Russell Cleveland is President of RENN Capital Group, Inc. and, therefore, may be considered a beneficial owner of such shares.  Russell Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(23)
Includes 708,333.4 shares of Series D Convertible Preferred Stock.  Adam Benowitz, Portfolio Manager of Vision Opportunity Master Fund, Ltd., is the person who has voting and investment control over the shares listed in the table.  The address of Mr. Benowitz is 20 W 55th Street, 5th floor, New York, New York, 10019.

(24)
Includes 130,208.4 shares of Series D Convertible Preferred Stock.  Russell Cleveland, President and Director of Renaissance US Growth Investment Trust PLC, is the person who has voting and investment control over the shares listed in the table and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(25)
Includes 104,166.7 shares of Series D Convertible Preferred Stock.  Russell Cleveland, President of Renaissance Capital Growth & Income Fund III, Inc., is the person who has voting and investment control over the shares listed in the table and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(26)
Includes 130,208.4 shares of Series D Convertible Preferred Stock.  Russell Cleveland, U.S. Portfolio Manager of US Special Opportunities Trust PLC, is the person who has voting and investment control over the shares listed in the table and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(27)
Includes 52,083.4 shares of Series D Convertible Preferred Stock.  Russell Cleveland, President of RENN Capital Group, Inc., the investment advisor of Premier RENN US Emerging Growth Fund Ltd., is the person who has voting and investment control over the shares listed in the table and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(28)
Includes 208,333.4 shares of Series D Convertible Preferred Stock.  Eric S. Swartz, Director of BridgePointe Master Fund Ltd., is the person who has voting and investment control over the shares listed in the table.  The address of Mr. Swartz is 1120 Sanctuary Parkway, Suite 325, Alpharetta, Georgia, 30004.

(29)
Includes 93,750.1 shares of Series D Convertible Preferred Stock.  Ronald I. Heller, Chief Investment Officer of Heller Capital Investments LLC, is the person who has voting and investment control over the shares listed in the table.  The address of Mr. Heller is 700 East Palisade Avenue, Englewood Cliffs, New Jersey, 07632.

(30)
Includes 208,333.4 shares of Series D-2 Convertible Preferred Stock and 208,333.5 shares of Series D-2 Convertible Preferred Stock underlying warrants held by Renaissance Capital Growth & Income Fund III, Inc., US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Premier RENN US Emerging Growth Fund Limited, for which RENN Capital Group, Inc. acts as Investment Advisor.  Russell Cleveland is President of RENN Capital Group, Inc. and, therefore, may be considered a beneficial owner of such shares.  Russell Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(31)
Includes 458,334 shares of Series D-2 Convertible Preferred Stock and 249,999.4 shares of Series D-2 Convertible Preferred Stock underlying warrants.  Adam Benowitz, Portfolio Manager of Vision Opportunity Master Fund, Ltd., is the person who has voting and investment control over the shares listed in the table.  The address of Mr. Benowitz is 20 W. 55th Street, 5th floor, New York, New York, 10019.

(32)
Includes 65,104.2 shares of Series D-2 Convertible Preferred Stock and 65,104.2 shares of Series D-2 Convertible Preferred Stock underlying warrants.  Russell Cleveland, President and Director of Renaissance US Growth Investment Trust PLC, is the person who has voting and investment control over the shares listed in the table and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(33)
Includes 52,083.3 shares of Series D-2 Convertible Preferred Stock and 52,083.4 shares of Series D-2 Convertible Preferred Stock underlying warrants.  Russell Cleveland, President of Renaissance Capital Growth & Income Fund III, Inc. is the person who has voting and investment control over the shares listed in the table and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(34)
Includes 65,104.2 shares of Series D-2 Convertible Preferred Stock and 65,104.2 shares of Series D-2 Convertible Preferred Stock underlying warrants.  Russell Cleveland, U.S. Portfolio Manager of US Special Opportunities Trust PLC, is the person who has voting and investment control over the shares listed in the table and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(35)
Includes 26,041.7 shares of Series D-2 Convertible Preferred Stock and 26,041.7 shares of Series D-2 Convertible Preferred Stock underlying warrants.  Russell Cleveland, President of RENN Capital Group, Inc., the investment advisor of Premier RENN US Emerging Growth Fund Ltd., is the person who has voting and investment control over the shares listed in the table and, therefore, may be considered a beneficial owner of such shares.  Mr. Cleveland disclaims such beneficial ownership.  The address of Mr. Cleveland is 8080 N. Central Expressway, Suite 210, Dallas, Texas, 75206.

(36)
Includes 62,500 shares of Series D-2 Convertible Preferred Stock and 145,833.4 shares of Series D-2 Convertible Preferred Stock underlying warrants.  Eric S. Swartz, Director of BridgePointe Master Fund Ltd., is the person who has voting and investment control over the shares listed in the table.  The address of Mr. Swartz is 1120 Sanctuary Parkway, Suite 325, Alpharetta, Georgia, 30004.

(37)
Includes 124,500.1 shares of Series D-2 Convertible Preferred Stock underlying warrants.  Ronald I. Heller, Chief Investment Officer of Heller Capital Investments LLC, is the person who has voting and investment control over the shares listed in the table.  The address of Mr. Heller is 700 East Palisade Avenue, Englewood Cliffs, New Jersey, 07632.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2007. The existing equity compensation plans include our BPO Management Services, Inc. Stock Option Plan (“BPOMS Plan”), 1996 Stock Option Plan, 1997 Stock Plan, 1998 Stock Option Plan, 2000 Stock Option Plan, and 2003 Stock Option Plan (together “the option plans”).

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

Options outstanding under equity compensation plans that were not approved by security holders at December 31, 2007, were 5,002,954 at a weighted average exercise price per share of $0.61.

Warrants outstanding under equity compensation plans that were not approved by security holders at December 31, 2007, were 2,332,779 at a weighted average exercise price per share of $1.35 issued as consideration for finder’s fees, business advisory services, investor relations and in conjunction with the sale of Series D and Series D-2 Convertible Preferred Stock.

There were no options outstanding under equity compensation plans approved by security holders at December 31, 2007 (see Note 6 “Stockholders’ Equity” of Notes to Consolidated Financial Statements included in this report for further information regarding the option plans).

The option plans permit grants of both incentive stock options and non-qualified stock options. Options under all plans generally vest over four years, though the vesting periods may vary from person to person, and are exercisable subject to continued service and other conditions.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Under the terms of the bridge loan agreement, if the bridge loan and personal guarantees are made, then Messrs. Dolan and Cortens and/or their assigns will receive a seven-year warrant to purchase a number of shares of common stock of BPOMS equal to one-third of the amount drawn on the bridge loan, at an exercise price of $0.03 per share (subject to adjustment for stock splits and the like). In addition, BPOMS will pay to Messrs. Dolan and Cortens and/or their assigns a cash fee of 3% of the amount that is drawn on the bridge loan and interest on the outstanding loan amount at an annual rate of 9%.

On August 25, 2006, September 21, 2006, October 10, 2006 and December 14, 2006, bridge loans in the aggregate principal amount of $2,100,000 were made to BPOMS by a limited liability company controlled by Mr. Dolan and personally guaranteed by Mr. Dolan. In accordance with the terms of the bridge loan agreement, Mr. Dolan received warrants to purchase up to an aggregate of 507,222 shares of BPOMS common stock and is entitled to a $63,000 cash fee, of which $21,000 was paid in 2006 and the remainder was paid during 2007.

On September 11, 2006, December 14, 2006, and December 20, 2006, Mr. Cortens made to BPOMS bridge loans in the aggregate amount of $240,000. In accordance with the terms of the bridge loan agreement, Mr. Cortens received warrants to purchase up to 67,149 shares of BPOMS common stock and is entitled to a $7,200 cash fee, all of which was paid during 2007.

The value of the warrants issued to Messrs. Dolan and Cortens was determined using the Black-Scholes-Merton option pricing model and recorded as a discount to the bridge loan. The discount is being amortized to interest expense over the term of the bridge loan, which the Company expects to be paid off by the end of April 2007. At December 31, 2007 and 2006, the unamortized balance in loan discount was $0 and $408,843, respectively.

The bridge loan agreement also provides that if Former BPOMS required additional equity in order to meet the condition under the merger agreement that Former BPOMS have at least $1,500,000 in capital surplus immediately prior to the closing of the merger, then Messrs. Dolan and Cortens and/or their assigns have the right, but not the obligation, to purchase shares of Series C of Former BPOMS (or, if the merger has occurred, of netGuru). The purchase price would equal the amount of additional equity required to meet the $1,500,000 capital surplus requirement. The number of shares of Series C issued for such purchase price would be equal to the purchase price divided by 50% of the value of the Former BPOMS common stock (or, if the merger has occurred, the market value of the netGuru common stock). On December 15, 2006, upon successful completion of the merger of Former BPOMS with netGuru, Messrs. Dolan and Cortens elected to convert $1,540,000 of the bridge loan into 916,667 shares of Series C non-convertible preferred stock. See note 6 of the Notes to Consolidated Financial Statements. At December 31, 2007 and 2006, the balance owed on the bridge loan was $1,200,000 and $800,000, respectively.

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

(11)	Filed as an exhibit to the registrant’s Form 10-KSB for March 31, 2001 that was filed with the SEC on July 13, 2001 (File No. 0-28560), and incorporated herein by reference.

(12)	Filed as an exhibit to the registrant’s current report on Form 8-K for June 7, 2005 that was filed with the SEC on June 7, 2005 (File No. 0-28560), and incorporated herein by reference.

(13)	Filed as an exhibit to the registrant’s current report on Form 8-K for August 31, 2005 that was filed with the SEC on September 6, 2005 (File No. 0-25860), and incorporated herein by reference.

(14)	Filed as an exhibit to the registrant’s current report on Form 8-K for March 24, 2006 that was filed with the SEC on March 30, 2006 (File No. 0-25860), and incorporated herein by reference.

(15)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB for December 31, 2006 that was filed with the SEC on April 18, 2007 (File No. 0-28560, and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by Kelly & Company (“Kelly & Co”) for the years ended December 31, 2007 and 2006:

	2007	2006
Audit Fees (1)	$211,620	$175,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$211,620	$175,000

(1)
Audit Fees: Includes fees for professional services performed by Kelly & Co in the year ended December 31, 2007, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-3 or Form S-8.

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

We have audited the accompanying consolidated balance sheet of BPO Management Services, Inc. (a Delaware corporation) as of December 31, 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of BPO Management Services, Inc. as of December 31, 2006, were audited by other auditors whose report dated April 16, 2007, on those statements included an explanatory paragraph that described the Company had incurred net losses since inception, and had incurred negative cash flows from operations since inception, discussed in Note 13 to those financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring operating losses, a working capital deficit and an accumulated deficit of $10.6 million as of December 31, 2007. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
April 15, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
BPO Management Services, Inc.

 We have audited the accompanying BPO Management Services, Inc. (a Delaware corporation) consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income (loss) and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the Company’s results of operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the year ended December 31, 2006 of $(4,629,006).  Despite its negative cash flows from operations of $(1,967,653) for the year ended December 31, 2006 the Company has been able to obtain operating capital through private equity funding sources. Management's plans, which are described in Note 13 to the December 31, 2006 financial statements, included the continued development and eventual implementation of the Company’s business plan. From inception through December 31, 2006 the Company relied upon private equity funding. No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's common stock and borrowing or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/s/ Kelly & Company

Kelly & Company
Costa Mesa, California
April 16, 2007

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

2007
ASSETS
Current assets:
Cash and cash equivalents	$888,043
Restricted cash	922,888
Accounts receivable, net of allowance for doubtful accounts of $347,797	4,768,618
Inventory consisting of finished goods	268,160
Prepaid expenses and other current assets	417,041
Total current assets	7,264,750

Equipment, net of accumulated depreciation of $718,913	4,834,941
Goodwill	9,029,142
Intangible assets, net of accumulated amortization of $931,268	9,898,219
Other assets	38,449
$31,065,501
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of discount of $3,405	$812,156
Current portion of capital lease obligations	149,653
Accounts payable	3,540,827
Accrued expenses	1,927,451
Accrued interest-related party	36,672
Accrued dividend payable-related party	446,464
Amount due former shareholders of acquired companies	2,101,771
Deferred revenues	2,509,885
Related party notes payable	1,200,000
Severance obligations payable	72,199
Other current liabilities (Income taxes payable)	257,091
Total current liabilities	13,054,169

Long-term debt, net of current portion and net of discount of $4,825	24,117
Capital lease obligations, net of current portion	392,942
Purchase price payable-long term	-
Other long-term liabilities	33,115
Total liabilities	13,504,343
Commitments and contingencies (Note 9)
Stockholders' equity
Convertible preferred stock, Series A, par value $.01; authorized
2,308,612 shares; 1,703,874 shares issued and outstanding	17,039
Convertible preferred stock, Series B, par value $.01; authorized
1,449,204 shares; 1,449,204 shares issued and outstanding	14,492
Non-convertible preferred stock, Series C, par value $.01; authorized
21,378,000 shares; 916,667 shares issued and outstanding	9,167
Convertible preferred stock, Series D, par value $.01; authorized
1,500,000 shares; 1,458,334 shares issued and outstanding	14,583
Convertible preferred stock, Series D-2, par value $.01; authorized
1,500,000 shares; 729,167 shares issued and outstanding	7,292
Common stock, par value $.01; authorized 150,000,000 shares;
12,171,034 shares issued and outstanding	121,711
Additional paid-in capital	27,499,524
Accumulated deficit	(10,568,915)
Accumulated other comprehensive income, foreign currency translation adjustments	446,265
Total stockholders' equity	17,561,158
$31,065,501

See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenues:
Enterprise content management	$10,141,210	$2,713,769
IT outsourcing services	5,616,239	1,833,052
Human resource outsourcing servicing	711,552	164,318

Total revenues	16,469,001	4,711,139

Operating expenses:
Cost of services provided	8,045,756	1,523,983
Selling, general and administrative	11,965,666	5,576,615
Research and development	298,211	19,491
Depreciation and amortization	1,466,767	160,720
Change in estimated severance liability	-	(223,726)
Share-based compensation	360,721	598,031

Total operating expenses	22,137,121	7,655,114

Loss from operations	(5,668,120)	(2,943,975)

Interest expense (income)
Related parties	117,168	93,420
Amortization of related party debt discount	594,029	241,670
Other, net	90,903	31,853
Other income	(2,011)	(10,732)

Total interest and other expense, net	$800,089	$356,211

Net loss	$(6,468,209)	$(3,300,186)

Foreign currency translation gain (loss)	553,586	(115,614)

Comprehensive loss	$(5,914,623)	$(3,415,800)

Basic and diluted net loss per share	$(0.67)	$(0.39)

Basic and diluted weighted average common
shares outstanding	9,513,749	8,496,119

See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Preferred Series D-2		Common Stock				Accum. Other
	# of	Par	# of	Par	# of	Par	# of	Par	# of	Par	# of	Par		Retained	Comp
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	APIC	Earnings	Income	Total

Balance, December 31, 2005	1,086,900	$10,869	1,449,204	$14,492	-	$-	-	$-	-	$-	6,829,360	$68,294	$2,117,629	$(800,520)	$8,294	$1,419,058

Amortization of share																244,553
based compensaation													244,553
Acquisition of Digica											362,300	3,623	75,574			79,197
Acquisition of Novus											144,920	1,449	147,384			148,833
Share based compensation	344,185	3,442											350,036			353,478
Stock dividend	143,031	1,430											(1,430)			-
Conversion of officers' loans					916,667	9,167							1,530,833			1,540,000
Reverse merger with netGuru											1,282,820	12,828	1,293,097			1,305,925
Stock purchase warrants issued													779,851			779,851
Net loss														(3,300,186)		(3,300,186)
Currency translation adjustment															(115,614)	(115,614)

Balance, December 31, 2006	1,574,116	$15,741	1,449,204	$14,492	916,667	$9,167	-	$-	-	$-	8,619,400	$86,194	$6,537,527	$(4,100,706)	$(107,320)	$2,455,095

Amortization of share
based compensation													360,721			360,721
Stock dividend on
Preferred A shares	129,758	1,298											(1,298)			-
Warrants issued																185,187
with bridge loans													185,187
Issued Preferred Series D shares							1,458,334	14,583					12,395,447			12,410,030
Acquisition of HRMS											384,968	3,850	396,150			400,000
Preferred Series C dividend													(165,971)			(165,971)
Issued Preferred Series D-2 shares									729,167	7,292			6,397,650			6,404,942
Issued common stock											500,000	5,000				5,000
Acquisition of Blue Hill											2,666,666	26,667	1,773,333			1,800,000
Preferred Series D dividend													(309,918)			(309,918)
Preferred Series D-2 dividend													(69,304)			(69,304)
Net loss														(6,468,209)		(6,468,209)
Foreign currency translation															553,586	553,586

Balance, December 31, 2007	1,703,874	$17,039	1,449,204	$14,492	916,667	$9,167	1,458,334	$14,583	729,167	$7,292	12,171,034	$121,711	$27,499,524	$(10,568,915)	$446,265	$17,561,158

See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating acitvities:
Net loss	$(6,468,209)	$(3,300,186)
Adjustments to reconcile loss from continuing operations
to net cash provided by (used in) operating activities:
Depreciation	617,400	160,720
Amortization of intangible assets	849,367	-
Recognition of acquired customer contract cost	-	245,265
Increase in the reserve for doubtful accounts (bad debt expense)	251,446	121,494
Non-cash compensation expense recognized on issuance of stock options	360,721	598,031
Amortization of loan discount	594,031	241,670
Change in estimate - severance liability	-	(223,726)

Changes in operating assets and liabilities:
Accounts receivable	(1,503,990)	191,336
Inventory	(109,178)	-
Income tax receivable	250,000	-
Prepaid expenses and other current assets	(233,134)	(17,910)
Other assets	305,344	(55,715)
Accounts payable	(51,114)	279,717
Accrued expenses	1,120,807	-
Accrued interest related parties	117,341	-
Deferred revenues	581,194	111,165
Income tax payable	2,094	-
Payments of severance liability	(471,092)	(260,738)
Deferred gain on sale-leaseback	-	(49,196)
Other current liabilities	-	10,391
Net cash used in operating acitivities	(3,786,972)	(1,947,682)

Cash flows from investing activities:
Purchase of equipment, net	(201,502)	(69,831)
Restricted deposit of purchase obligation - DocuCom	(922,888)	-
Cash from (paid) for acquisitions, net of cash acquired	(9,731,820)	2,394,658
Net cash (used in) provided by investing activities	(10,856,210)	2,324,827

Cash flows from financing activities:
Proceeds from bank loans, net	349,020	267,525
Repayment of bank loans	(2,094,002)	(1,286)
Repayment of notes issued to former shareholders	(1,879,909)	-
Proceeds (repayment) of capital lease obligations	(74,598)	(19,778)
Proceeds from related party loans	400,000	-
Proceeds from stockholder loans	-	2,340,000
Proceeds from issuance of preferred stock, net of cash paid
for acquisitions and direct costs	18,814,972	-
Issuance of common stock on conversion of C Warrants	5,000	-
Distributions to related parties	(141,869)	-
Distributions to shareholders	-	(3,502,098)
Net cash provided by (used in) financing activities	15,378,614	(915,637)
Effect of exchange rate changes on cash and cash equivalents (cumulative)	(553,586)	12,520
Net changes in cash and cash equivalents	181,846	(525,972)
Cash and cash equivalents, beginning of period	706,197	1,232,169
Cash and cash equivalents, end of period	$888,043	$706,197

See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$267,388	$43,618
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment under capital leases	$475,800	$16,804
Issuance of warrants	$1,298,291	$779,851
Issuance of preferred A shares as compensation to officers	$129,758	$353,478
Issuance of preferred A shares stock dividend	$1,298	$1,430
Issuance of preferred C shares in partial conversion of bridge loans	$-	$1,540,000
Acquisition of companies:
Net assets acquired	$21,074,430	$8,667,358
Net liabilities assumed	$6,270,903	$4,995,585
Note issued as consideration	$2,680,000	$1,157,052
Common stock issued as consideration	$2,200,000	$228,030

See accompanying notes to consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006

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

Company	Inception/Acquisition Date

BPO Management Services, Inc. (the "Company")	Inception date: July 26, 2005
Adapsys Document Management LP ("ADM")	Acquired: July 29, 2005
Adapsys LP ("ADP")	Acquired: July 29, 2005
Digica, Inc. ("Digica")	Acquired: January 1, 2006
Novus Imaging Solutions, Inc. ("Novus")	Acquired: September 30, 2006
NetGuru Systems, Inc. ("netGuru")	Acquired: December 15, 2006
Research Engineers, GmbH ("GmbH")	Acquired: December 15, 2006
DocuCom Imaging Solutions, Inc. ("DocuCom")	Acquired: June 21, 2007
Human Resource Micro-Systems, Inc. ("HRMS")	Acquired: June 29, 2007
Blue Hill Data Services, Inc. ("Blue Hill")	Acquired: October 10, 2007

Going Concern

The Company incurred net losses from operations of $5,668,120 and $2,943,975 and used cash in operations of $3,786,972 and $1,947,682 in 2007 and 2006, respectively. The Company has funded its operations from the private placement of shares of its common stock and preferred stock and through the founders bridge loan facility established in August 2006. During the next twelve months, the Company anticipates raising capital necessary to grow its business and complete additional acquisitions by issuing its securities and/or debt in one or more private transactions. The Company has retained C. E. Unterberg, Towbin as its investment banker to lead this effort.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value Of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At December 31, 2007, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations approximated their fair value, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date.

Foreign Currency Translation

The financial condition and results of operations of the Company’s foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at the fiscal year-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective fiscal years. Translation adjustments arising from the use of differing exchange rates from period to period. Gains and losses resulting from foreign currency transactions are included in operations for the year ended December 31, 2007 and 2006.

Cash and Cash Equivalents

The Company considers all liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.   The Company maintains its cash balances at financial institutions that management believes possess high-credit quality.  At December 31, 2007, the Company had $1,368,000 on deposit that exceeded the United States (FDIC) federal insurance limit.  At December 31, 2007, the Company had no accounts on deposit that exceeded the Canadian (CDIC) insurable limit of $100,000 CDN per entity per bank.  The Canadian funds insurance is limited to Canadian currency deposits only and does provide coverage to money master high interest savings accounts (money market accounts) but all accounts are considered in the overall limitation per entity per bank.

Restricted Cash

CDN $900,000 is payable to the previous shareholders of DocuCom nine months from the date of the acquisition. This payment is guaranteed by a letter of credit for which the Company deposited as security a forward contract for the purchase of CDN $900,000 purchased by the company at a cost of approximately $923,000 and shown on the balance sheet as restricted cash.

Inventory

Inventory consists primarily of finished goods and is stated at the lower of cost or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

Computer equipment	2-5 years
Computer software	2-3 years
Office equipment and furniture	3-10 years
Leasehold improvements	Shorter of the life of the asset or the term of the lease

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

During 2006, the Company assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and determined that there was no impairment to goodwill. As of December 31, 2007, the Company’s goodwill balance was $9,029,142.  The Company is in the process of obtaining third-party valuations relating to three acquisitions during 2007, thus, the allocation of the purchase price is preliminary and subject to refinement.

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

Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to twelve months. Service contracts are also for periods of up to twelve months. The Company did not have any fixed price contracts at December 31, 2007. Fees for certain services are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer's fee is determinable. The customer's fee is negotiated at the onset of the arrangement.

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

Concentration of Risk

The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable balances. For the year ended December 31, 2007, no single customer accounted for 10% of the Company’s consolidated net sales.

DocuCom purchases the majority of the services it provides from one vendor.  During the year ended December 31, 2007, DocuCom purchased approximately $1.7 million of services from that vendor.

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

The Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty 'in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48") as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company's management has reviewed the Company's tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2006 through 2007.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method and/or if converted method based upon the weighted-average fair value of the Company’s common shares during the period. See Note 12 “Loss Per Share” for the computation of EPS.

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

SFAS 123(R) requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes-Merton option pricing model, which incorporates various assumptions including volatility, expected life, expected dividend and interest rates. As a private company, Former BPOMS did not have a history of market prices of its common stock, and as such, the Company used an estimated volatility in accordance with SAB No. 107 “Share Based Payment.” The Company used the volatility of the stock price of netGuru, BPOMS’ predecessor company, adjusted to remove the effects of divestitures, cash distributions, and the reverse merger which BPOMS deems not representative of the events that would take place during expected term of the options that were valued. The expected life of awards was based on the simplified method as defined in SAB No. 107. The risk-free interest rate assumption was based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption was based on the company’s history and expectation of not paying any dividends in the foreseeable future. Forfeitures were estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses the straight line amortization model to record expenses under this statement and recognized share-based compensation expense for the stock options granted in 2007 and 2006 in the amounts of $360,721 and $598,031, respectively. The Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense if there are any modifications or cancellation of the underlying unvested securities. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

The fair value of the Company’s stock options granted to employees was estimated using the following assumptions:

Expected Dividend yield	—
Expected volatility	123%-125%
Risk-free interest rate	3.87%-5.03%
Expected option lives (in years)	4.0-10.0
Estimated forfeiture rate	7.0%

All share-based compensation expense was recorded in selling, general and administrative expense.

Valuation of the Company’s Common Shares at the Time of Grant

During 2007, the Company granted its common stock as partial consideration for the acquisition of HRMS in June 2007 and Blue Hill in October 2007.  Prior to Merger, the Company granted its common stock as partial consideration for the acquisition of Digica in January 2006 and Novus Imaging Solutions, Inc., in October 2006. The fair values of these grants were determined based on recent sales of the Company’s securities.

Segment Reporting

The Company applies the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. See Note 11 “Segment and Geographic Data” for a description of and disclosures regarding the Company’s significant reportable segments.

Reclassifications

Certain reclassifications have been made to the fiscal 2006 consolidated financial statements to conform to the year ended December 31, 2007 presentation.

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

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. SFAS No. 155 is effective for us beginning January 1, 2007. SFAS No. 155 was implemented during 2007 and did not have a material impact on our financial position, results of operations, or cash flows.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 also describes the manner in which it should be initially applied. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal years beginning after September 15, 2006, and is effective for us beginning January 1, 2007. The implementation of SFAS No. 156 did not have a material impact on our financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us beginning January 1, 2007. Due to the Company’s generated losses for 2007 and 2006, FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

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

Effects of Prior Year Misstatements When Quantifying Current Year Misstatements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. The adoption of SAB No. 108 did not have a material impact on our financial position, results of operations or cash flows.

Accounting for Defined Benefit Pension and Other Postretirment Plans

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. SFAS No. 158 will be effective for us beginning January 1, 2007. The adoption of SFAS No. 158 did not have a material impact on our financial position, results of operations or cash flows.

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

Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SPAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its financial statements, if any, upon adoption of SPAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SPAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its financial statements, if any, upon adoption of SPAS No. 160.

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

Acquired identifiable intangible assets in the amount of $145,231 were assigned to customer contracts, with an estimated useful life of three years with no residual value. The purchase price and costs associated with the Digica acquisition exceeded the Company's allocation of the fair value of net assets acquired by $333,689, which was assigned to goodwill. The $333,689 assigned to goodwill is not expected to be deductible for United States income tax or state income tax purposes.

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

The stock purchase agreement pursuant to which the Company acquired Novus provides for the cash portion of the purchase price to be paid upon the earlier of March 1, 2007 and the closing of a one million dollars investment in the Company by persons other than the Company’s then current shareholders. If the cash portion of the purchase price is not paid when due, then the sellers of Novus will have the right to rescind their sale of Novus to the Company and to purchase for $1.00 from the Company all of the assets and liabilities of ADAPSYS’ Deines business. As of December 31, 2006, the total amount payable to the sellers of Novus was approximately $1,157,052. On February 28, 2007, the sellers agreed to extend the due date of the cash payment to April 30, 2007.  As of December 31, 2007, the Company has estimated that the remaining purchase obligation is approximately $194,000 and recorded on the balance sheet as “Amount due former shareholders of acquired companies”.

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

The purchase price includes the value of a seven-year stock purchase warrant that the Company issued as finder’s fee for the transaction. The warrant is exercisable into 47,619 shares of the Company’s common stock and was valued at $119,271 using the Black-Scholes-Merton option pricing model. A value of $827,172 was assigned to the eReview collaborative software technology as an identifiable intangible asset with an estimated useful life of five years and no residual value. Purchase price in excess of the net assets acquired in the amount of $2,049,297 was assigned to goodwill, which is not expected to be deductible for United States income tax or state income tax purposes. The allocation of purchase price is based on preliminary data and could change when final valuation is determined.

On June 21, 2007, we purchased all of the issued and outstanding capital stock of DocuCom.  DocuCom is a provider of digital and film-based document management solutions, offering document management products and services to government and middle-market enterprises located throughout Canada.  We plan to merge DocuCom with our existing ECM/document management division based in Winnipeg, Canada.  The net aggregate purchase price, after closing adjustments by the parties, was Cdn$2,761,097 (approximately US$2.58 million), of which amount we paid the selling shareholders Cdn$961,097 (approximately US$900,000), at closing on June 22, 2007.  The purchase agreement provided that we are to pay the selling shareholders Cdn$900,000 (approximately US$840,000) three months after closing and Cdn$900,000 (approximately US$840,000) nine months after closing.  We secured the subsequent payments through a bank-issued irrevocable standby letter of credit in favor of the selling shareholders in the aggregate amount of Cdn$1,800,000 (approximately US$1.68 million).   In connection with the closing, we paid Cdn$450,000 (US$420,000) to retire DocuCom’s credit facility, which also extinguished certain personal guarantees of Raymond Patterson and Martin Mollot, the former senior officers, directors, and, directly and through their family trusts, shareholders of DocuCom.  As of December 31, 2007, the remaining installment due the former shareholders of DocuCom is shown on the balance sheet as restricted cash in the amount of $922,888.

On June 29, 2007, we acquired all of the issued and outstanding shares of capital stock of HRMS.  HRMS,  founded in 1983 and headquartered in San Francisco, California, is an organization of human resource professionals that combine best practice human resource and technical expertise to design, develop, and implement Human Resource Information System (“HRIS”) products and services that meet the immediate and ongoing human resource initiatives.  It provides comprehensive HRIS Software Solutions to human resource departments across a broad range of middle-market industries with an installed base of more than 100 middle-market companies located throughout the United States.  Our plan is to integrate HRMS with our existing human resources outsourcing services based in San Francisco, California.  The aggregate purchase price, subject to a potential post-closing adjustment, was $2,000,000, of which amount we paid the selling shareholders $1,100,000 at closing on June 29, 2007, and issued them 384,968 shares of our restricted common stock valued at $400,000 (based upon the volume-weighted average closing bid price of our common stock during the ten consecutive trading days immediately preceding the closing).  The Stock Purchase Agreement provided that we are to pay the selling shareholders the remaining $500,000 12 months after closing through an escrow account with U.S. Bank, subject to offset in our favor with respect to any claims for indemnity by us under the terms of the Stock Purchase Agreement.  The purchase price is also subject to immediate adjustment in the event that HRMS’ net equity (as defined in the Stock Purchase Agreement) as of the closing was less than $80,000 or more than $140,000.  In such event, the sellers shall rebate or we shall increase, as appropriate, the closing cash payment on a dollar-for-dollar basis. The Company is required to use all reasonable efforts to effect the registration of the Registerable Securities as soon as practicable after the Closing Date, and in any event not later than one year after the Closing Date.

Through a Stock Purchase Agreement, entered into as of October 10, 2007, we purchased the issued and outstanding capital stock of Blue Hill, a privately-held data center outsourcing services company, based in Pearl River, New York.  Blue Hill is a full-service data center outsourcing provider with customers located throughout the United States representing a wide range of industries.  We intend to consolidate the operations of our existing Information Technology Outsourcing business unit with Blue Hill’s operations to create additional capability for both new and existing customers and generate additional economic efficiencies.  At or about the closing date, we transferred approximately $11 million of value, as follows:  (i) cash payments to the current selling stockholders of approximately $6.6 million; (ii) our 15-month promissory note in the initial principal amount of $1 million, subject to offset in our favor with respect to any claims for indemnity by us under the terms of the Stock Purchase Agreement; (iii) cash payment through Blue Hill in the amount of approximately $1.4 million to its former stockholder; and (iv) 2,666,666 shares of our restricted common stock valued at approximately $1.8 million (based upon the volume-weighted average closing bid price of our common stock during the ten consecutive trading days immediately preceding the closing).  The promissory note bears interest from and after January 1, 2009, at the rate of 9% per annum and is “secured” by a document to be held in escrow, styled as a confession of judgment.  The principal of the note, less any offsets, is, at the selling stockholders’ option, convertible into restricted shares of our common stock, the number of which is to be calculated in the same manner as the shares issued at closing were calculated.

The following table presents the preliminary allocation of the acquisition price, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values as of the date of acquisition for the three acquisitions during fiscal 2007:

	DocuCom	HRMS	Blue Hill

Cash and cash equivalents	$-	$15,702	$38,061
Accounts receivable	1,579,611	252,008	941,341
Acquired contracts	-	-	-
Other current assets	172,888	8,876	242,070
Property, plant and equipment	204,419	2,611	797,991
Goodwill	1,462,693	758,268	1,697,891
Identifiable intangible assets	2,300,000	1,600,000	9,000,000
Total assets acquired	5,719,611	2,637,465	12,717,354

Debt payable to bank	420,610	-	977,715
Accounts payable and other accrued liabilities	2,247,173	477,525	2,147,880
Estimated termination liability	-	-	-
Total liabilities assumed	2,667,783	477,525	3,125,595

Net assets acquired	$3,051,828	$2,159,940	$9,591,759

Acquired identifiable intangible assets in the amount of $2,300,000, $800,000 and $6,500,000 were assigned to customer contracts and non-compete agreements pending refined valuation.  The purchase price and costs associated with the DocuCom, HRMS and Blue Hill acquisitions exceeded the Company’s preliminary allocation of the fair value of net assets acquired by $1,462,693, $758,268 and $1,697,891, respectively, which was assigned to goodwill.  The Company is in the process of obtaining third-party valuations of the intangible assets and the allocation of the purchase price for these three acquisitions is subject to refinement.  The amount ultimately assigned to goodwill is not expected to be deductible for United States income tax, state income tax or Canadian income tax purposes.

(3)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, as of December 31, 2007 consisted of the following:

2007

Furniture and fixtures	$387,574
Office equipment	3,593,761
Assets under capital lease	492,604
Software	886,185
Vehicles	13,412
Leasehold improvements	180,318
5,553,854
Less accumulated depreciation and amortization	(718,913)
Property, plant and equipment, net	$4,834,941

The Company acquired the remaining balance of deferred gain on sale and leaseback of a facility on December 15, 2006, along with the acquisition of netGuru, Inc. This deferred gain was recognized in its entirety in December 2006, when the Company terminated the lease and moved its corporate headquarters to a new location.  For the years ended December 31, 2007 and 2006, depreciation expense relating to assets under capital lease amounted to $89,794 and $3,394, respectively.  Depreciation expense for all assets for the years ended December 31, 2007 and 2006 amounted to $617,400 and $83,772, respectively.

(4)	DEBT

Short-Term Related Party Debt

Short-term related party debt consisted of the following at December 31, 2007:

Notes payable to 2 officers, who are also significant
	shareholders, secured by all assets of the Company,
	bearing an annual interest rate of 9%	$1,200,000

Long-term debt

Long-term debt, including capital lease obligations, consisted of the following
	at December 31, 2007:

a.	Credit facility from Royal Bank of Canada, stated interest at a
	floating rate plus 1.05%, (totaling 7.05% at December 31, 2007),
	secured by assets of the Company	$795,132
b.	Loan from Business Development Bank of Canada, stated
	interest at a floating rate plus 3.25%, (totaling 11.25% at
	December 31, 2007), secured by assets and personal guarantees	49,371
	of the Company, expiring May 21, 2010
c.	Capital lease obligations maturing at dates ranging
	from November 30, 2009 to December 31, 2011, secured
	by the leased assets	655,522

	Total long-term debt before unamortized discount and inputed interest	1,500,025
	Less: Imputed interest and unamortized discount	(121,157)

	Long-term debt	1,378,868
	Less: current portion	961,809

		$417,059

RELATED PARTY NOTES PAYABLE

In August 2006 the Company entered into an agreement with two individuals who are officers, directors, and significant shareholders for a bridge loan not to exceed $3,000,000.  From the inception of that agreement through January 30, 2007 a total of $2,740,000 was advanced to the Company.  The loan agreement provided for principal and accrued and unpaid interest were due and payable April 30, 2007.  The loan agreement is unsecured.  The unpaid principal of $1,200,000 and accrued and unpaid interest of $36,672 as of December 31, 2007 are due and payable on demand. The amount due under the loan agreement has both a face and stated value of $1,200,000 as of December 31, 2007.  The stated fixed interest rate is 9.00% through August 18, 2008.

Common share purchase warrants (collectively the Warrants) to purchase one share of the Company’s common stock, par value $0.01 per share (the Common Stock), at an exercise price of $0.035 per share that are exercisable on issuance were granted in conjunction with the loan agreement. The total funds borrowed from the related parties amounted $2,740,000.  The associated Warrants are exercisable for 707,704 shares of common stock. The Warrants, which expire seven years after issuance, were assigned a value of $834,717, estimated using the Black-Scholes-Merton valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes-Merton valuation model: a term of seven years, risk-free rate range of 4.16% - 5.03%, volatility of 125%, and dividend yield of zero. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to the Warrants was allocated based on their relative fair values. The discount on the loan agreement for the Warrants was accreted to interest expense, using the effective interest method, over the initial term of the loan agreement (original loan agreement due date was April 30, 2007) Total interest expense recognized relating to the accretion of the Warrants discount for the the year ended December 31, 2007 and 2006 was $594,029 and $241,670, respectively.

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

                A.    CREDIT FACILITY FROM THE ROYAL BANK OF CANADA

Docucom Imaging Solutions Inc. (“DocuCom”) has a revolving Operating Line with the Royal Bank of Canada with a maximum availability of $1,000,000 and carries an annual interest rate of the Royal Bank of Canada prime rate plus 1.05%, which amounted to 7.05% at December 31, 2007.  The credit facility is secured by a General Security Agreement signed by DocuCom as well as a guarantee and postponement of claim for $500,000 in the name of Novus Imaging Solutions Inc. (“Novus”) which is also supported by a General Security Agreement signed by Novus.  The Borrowing Limit on the credit facility is 75% of the good accounts receivable of the Company.  At December 31, 2007, DocuCom had an outstanding balance of approximately $795,132 which did not exceed the borrowing limit.  Interest expense for the period ended December 31, 2007 amounted to $28,365.

                B.    TERM LOAN FROM BUSINESS DEVELOPMENT BANK OF CANADA

Adapsys Document Management LP (“ADM”) has a term loan with the Business Development Bank of Canada that expires on May 21, 2010. The interest rate on this loan is bank's floating rate plus 3.25% and monthly principal re-payments are approximately $1,433. At December 31, 2007, the annual rate of interest on this loan was 11.25% and the balance outstanding was approximately $53,984. The loan is secured by a general security agreement from ADM and joint and several personal guarantees in the amount of approximately $43,000 by two former principals of ADM who were also the Company's 5% shareholders. The Company issued a 7-year warrant to purchase 5,435 shares of the Company's common stock at an exercise price of $0.03 per share to each of these shareholders in return for their loan guarantees. The warrants, valued at approximately $11,049, were recorded as a discount to the term loan. The value of the warrants is being amortized to interest expense over the term of the loan. Unamortized discount at December 31, 2007 and 2006 was approximately $8,980 and $9,794, respectively.

                C.    CAPITAL LEASES

Capital leases consist primarily of equipment leases for the U.S. entities. The Company added approximately $475,800 to capital leases during fiscal 2007.

Long-term debt, excluding unamortized discount, and capital lease obligations mature in each of the following years ending December 31:

	Long-Term	Capital Lease
	Debt	Obligations

2008	$812,156	$199,518
2009	17,023	180,167
2010	7,094	141,582
2011	-	134,255
2012	-	-
Thereafter	-	-
Total minimum payments	$836,273	$655,522
Less: amount representing interest		(112,927)

Present value of minimum capital lease payments		$542,595

Long-term debt and capital lease interest expense for the year ended December 31, 2007 was approximately $41,797 and $55,640, respectively.

(5)	ESTIMATED SEVERANCE LIABILITY

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

Based on the settlements reached and amount of professional and other fees incurred during 2006, the Company reduced its severance liability estimate at December 31, 2006 by $223,726.  This amount is shown as a reduction to operating expense on the Company’s consolidated statement of operations for the year ended December 31, 2006. The Company believes that the severance liability balance of $72,199 at December 31, 2007 is sufficient to satisfy the remaining amounts due.

(6)	STOCKHOLDERS’ EQUITY

In connection with the Merger, on December 15, 2006, the Company issued an aggregate 7,336,575 shares of its common stock to the holders of the common stock of Former BPOMS and 1,567,095 of its Series A preferred shares, 1,449,204 of its Series B preferred shares, and 916,666 of its Series C preferred shares to the holders of shares the respective series of preferred stock of Former BPOMS, in exchange for their shares of common and preferred stock, respectively, of Former BPOMS. For each share of the common stock of Former BPOMS, the holder thereof received 0.7246 of the Company’s common shares. For each share of the Series A and Series B convertible preferred stock of Former BPOMS, the holder thereof received 0.7246 shares of the Company’s preferred stock in the corresponding series. For each share of the Series C non-convertible preferred stock of Former BPOMS, the holder thereof received one share of the Company’s preferred stock in the corresponding series.

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

In June 2007 the Company issued 384,968 common shares valued at $400,000 as part consideration of the purchase price for the acquisition of HRMS.

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

The Company also amended each of the Series C Warrants to purchase shares of Common Stock and Series D Warrants to purchase shares of Common Stock, all of which were also issued in connection with the purchases of the Series D Convertible Preferred Stock on June 13, 2007, to provide that, in the event that an investor exercised any portion of the Series J Warrants at the reduced exercise price, the per-share warrant exercise price payable upon exercise of its Series C Warrant was reduced from $1.35 to $0.01 and the per-share warrant exercise price payable upon exercise of its Series D Warrant was reduced from $1.87 to $1.10 for the same percentage of the investor’s Series C Warrants and Series D Warrants as the percentage of Series J Warrants then exercised by such investor during the reduced warrant price period.   Any applicable reduced warrant exercise price for the Series C Warrants and Series D Warrants applies for the remainder of their respective terms.  The anti-dilution provisions of the investors’ agreements were waived for such reduced exercise prices.

In connection with the sale of the Series D and Series D-2 Convertible Preferred Stock;

(a) As long as any shares of Series D and Series D-2 Preferred Stock are outstanding, the Company may not declare, pay or set apart for payment any dividend or make any distribution on any Junior Stock (other than dividends or distributions payable in additional shares of Junior Stock), unless at the time of such dividend or distribution the Company shall have paid all accrued and unpaid dividends on the outstanding shares of Series D and Series D-2 Preferred Stock.

(b) The Company must maintain financial covenants relating to working capital, capital expenditures, leverage, EBITDA, and fixed charge coverage ratio. The Company believes that it is in compliance with these covenants.

(c) There are penalties if a registration statement under the Securities Act providing for the resale of the Warrant Shares and Conversion Shares is not in effect within 150 days of the sale of the Preferred Stock. The Company has received a waiver of this provision from five of the seven investors and anticipates receipt of a waiver from the remaining two investors.

(d) There are provisions requiring repurchase of the warrants associated with the Series D and Series D-2 Preferred Stock on the occurrence of certain triggering events. These triggering events are under the control of the Company’s board of directors. Provisions relating to the structure of the board of directors are such that holders of the Series D and Series D-2 Preferred Stock or their successors cannot take control of the board so no liability has been recorded in relation to this repurchase requirement.

During September and October 2007, several investors had exercised certain of their Series J Warrants at the reduced exercise price and acquired an aggregate of 729,167 shares of the Company’s Series D-2 Convertible Preferred Stock for an aggregate price of approximately $7.0 million.  The anti-dilution provisions of the investors’ agreements were waived for such reduced exercise prices.

In October 2007 the Company issued 2,666,666 restricted common shares valued at $1.8 million as part of the purchase consideration for Blue Hill.

Warrants

The Company has issued warrants in the past relating to certain acquisitions, issuances of stock, financing activities and as consideration for services to the Company.

In August 2005, the Company issued a seven-year warrant that vested upon issuance, to purchase 121,733 shares of the Company’s common stock at an exercise price of $0.0345 per share. The warrant was issued towards finder’s fee for the acquisition of the ADAPSYS entities and was valued at $25,570, using the Black-Scholes-Merton valuation model, with the value included in the purchase price of the ADAPSYS entities.

In August 2006, the Company issued seven-year warrants to purchase an aggregate of 10,870 shares of the Company’s common stock at an exercise price of $0.0345 per share, in consideration for guaranteeing the term loan from the Business Development Bank of Canada (see note 4C). The warrants were valued at $11,049. The value of the warrants was recorded as a discount to the term loan and is being amortized to interest expense over its term. At December 31, 2007, the unamortized balance of the discount was $8,230.

In August 2006, September 2006, October 2006, November 2006 and December 2006, the Company issued seven-year warrants to purchase an aggregate of 60,384; 60,384; 48,307; 9,662 and 443,253 shares of the Company’s common stock, respectively, at an exercise price of $0.0345 per share, pursuant to the bridge loan agreement (See Note 7). The warrants vested upon issuance. The total warrant value determined using the Black-Scholes-Merton option pricing model, a volatility of 125%, risk-free interest rates ranging from 4.16% to 5.03%, and the expected term of 7 years was $649,531. The warrant value has been recorded as a discount to the bridge loan and is being amortized to interest expense over the term of the bridge loan. At December 31, 2007, the loan discount had been fully amortized.

In December 2006, the Company issued a seven-year warrant to purchase an aggregate of 47,619 shares of the Company’s common stock, at an exercise price of $0.63 as finder’s fee in the acquisition of netGuru. The warrant is exercisable into 47,619 shares of the Company’s common stock and was valued at $119,271 using the Black-Scholes-Merton option pricing model, a volatility of 125%, risk-free interest rate of 5.03%, and the expected term of 7 years.

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

In January 2007, the Company issued a seven-year warrant to purchase an aggregate of 133,333 shares of the Company’s common stock, at an exercise price of $0.0345 in conjunction with additional bridge loan funding from an individual who is an officer and significant shareholder valued at $185,168 using the Black-Scholes-Merton option pricing model, a volatility of 125%, risk-free interest rate of 4.75%, and the expected term of 7 years.

In June 2007, the Company issued 5 & 7-year warrants to purchase an aggregate of 1,166,667 shares of the Company’s common stock, at an exercise price of $0.60 as finders and broker fees in conjunction with the Private funding on June 13, 2007 valued at $1,113,105 using the Black-Scholes-Merton option pricing model, a volatility of 123%, risk-free interest rate of 5.05%, and the expected term of 5-7 years.

The following table summarizes the fair value of warrant issuances and the assumptions used in determining fair value:

	Shares
	underlying	Exercise	Estimated			Fair value
	under	price per	life		Risk-free	of warrants
Grant date	warrants	share	(in years)	Volatility	rate	(a)

August 2005	121,733	$0.03	7.0	125%	4.20%	$25,570
August 2006	71,254	$0.03	7.0	125%	4.20%	72,430
September 2006	60,384	$0.03	7.0	125%	4.20%	61,380
October 2006	48,307	$0.03	7.0	125%	4.20%	49,104
November 2006	9,662	$0.03	7.0	125%	4.20%	9,821
		.03 to
December 2006	443,253	$0.63	6.0 to 7.0	125%	5.03%	587,116
January 2007	133,333	$0.03	7.0	125%	4.75%	185,186
June 2007	1,166,667	$0.60	5.0 to 7.0	123%	5.05%	$1,113,105
Total	2,054,593

(a) Fair value was determined using the Black-Scholes-Merton option pricing model.

The following table summarizes the warrant activity:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding at December 31, 2005	121,733	$0.03

Issued	632,860	0.08
Acquired in Merger	49,003	11.95
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2006	803,596	0.80

Issued	72,758,350	1.43
Exercised	(1,229,167)	5.70
Forfeited	-	-

Outstanding at December 31, 2007	72,332,779	$1.35	3.85	$ 0.92

Exercisable at December 31, 2007	72,332,779	$1.35	3.85	$ 0.92

Stock Option Plans

The Company has adopted the following employee stock option plans:

			Shares
	Adopted	Terminates	Authorized

BPO Management Services, Inc. 2007 Stock
Incentive Plan (the "2007 Plan")	June 2007	June 2017	4,666,667

BPO Management Services, Inc. Stock Option
Plan (the "BPOMS Plan")	August 2005	August 2015	1,956,420

NetGuru, Inc. 2003 Stock Option Plan
(the "2003 Plan")	December 2003	December 2013	1,000,000

NetGuru, Inc. 2000 Stock Option Plan
(the "2000 Plan")	December 2000	November 2010	1,000,000

Research Engineers, Inc. 1998 Stock Option
Plan (the "1998 Plan")	December 1998	November 2008	1,000,000

Research Engineers, Inc. 1997 Stock Option
Plan (the "1997 Plan")	February 1997	February 2007	600,000

Each plan provides for the granting of shares as either incentive stock options or non-qualified stock options. Options under all plans generally vest over three to four years, though the vesting periods may vary from option to option, and are exercisable subject to continued employment and other conditions.

The following is a summary of stock option activity:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding at December 31, 2005	1,521,660	$0.03

Issued	434,760	0.03
Acquired in Merger*	22,570	46.13
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2006	1,978,990	0.56

Issued	3,023,964	0.65
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2007	5,002,954	0.61	8.45	0.18

Exercisable at December 31, 2007	1,094,289	$1.08	7.31	$0.65

* Non-employee options acquired as part of Merger.

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

No options were exercised in the fiscal year 2007 or 2006.

The weighted average grant-date fair value of options granted during the year ended December 31, 2007 and 2006 was $0.65 and $0.21, respectively.

The Company accounts for share-based compensation to employees pursuant to SFAS No.123(R), “Share Based Payment,” which requires that all share-based compensation to employees, including grants of employee stock options, be recognized as expense in the Company’s financial statements based on their respective grant date fair values. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest stock based compensation for 2007 has been reduced by estimated forfeitures.

The Company has elected to use the Black-Scholes-Merton option pricing model to determine the fair value of the Company’s stock options granted to employees. It uses the straight line amortization model to record expenses under this statement and recognized share-based compensation expense in its consolidated statements for 2007 and 2006 in the amounts of $360,721and $244,553, respectively. Total compensation cost related to non-vested stock option awards not yet recognized as of December 31, 2007 was $3,804,320 which is expected to be recognized over the weighted average period of 2.38 years. The Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense if there are any modifications or cancellation of the underlying unvested securities. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

(7)	RELATED PARTY TRANSACTIONS

On August 18, 2006, the Company entered into a bridge loan agreement with Patrick Dolan and James Cortens. Pursuant to the bridge loan agreement, Messrs. Dolan and Cortens and/or their assigns may, in their discretion, provide personal guarantees for a portion of or all of a bridge loan of up to $3,000,000 that may be arranged in favor of BPOMS. The personal guarantees are subject to the bridge loan meeting the conditions specified in the bridge loan agreement, which include but are not limited to the granting of a first lien on all the assets of BPOMS. As of December 31, 2007, the Company has drawn a total of $2,740,000 from this bridge loan facility.

Under the terms of the bridge loan agreement, Messrs. Dolan and Cortens received seven-year warrants to purchase shares of the Company’s common stock equal to one-third of the amount drawn on the bridge loan, at an exercise price of $0.03 per share (adjusted for the merger exchange ratio). In addition, BPOMS also agreed to pay Messrs. Dolan and Cortens a cash fee of 3% of the amounts drawn on the bridge loan. As of December 31, 2007, the loan fees of  $61,200 were paid during fiscal year 2007.

The following table lists the bridge loans made available to the Company by Messrs. Dolan and Cortens, 3% fees on each tranche and warrants issued to them by the Company pursuant to the bridge loan agreement (See note 6):

				Shares
				issuable under
	Date	Loan amount	3% fees	warrants

Patrick Dolan	August 25, 2006	$250,000	$7,500	60,384
Patrick Dolan	September 20, 2006	250,000	7,500	60,384
Patrick Dolan	October 10, 2006	200,000	6,000	48,307
Patrick Dolan	December 14, 2006	1,400,000	42,000	338,147
Patrick Dolan	January 30, 2007	400,000	12,000	133,333

James Cortens	September 11, 2006	40,000	1,200	9,662
James Cortens	December 14, 2006	100,000	3,000	24,154
James Cortens	December 20, 2006	100,000	3,000	33,334
		$2,740,000	$82,200	707,705

The total warrant value of $834,699 has been recorded as a discount to the bridge loan and is being amortized to interest expense over the term of the bridge loan.  For the year ended December 31,2007, the unamortized loan discount and interest expense were $0 and $594,029, respectively.

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

The Company and certain of its subsidiaries have adopted qualified cash or deferred 401(k) retirement savings plans. The domestic plan covers substantially all domestic employees who have attained age 21 and have had one year of service. Employees may contribute up to 15% of their compensation. The Company does make matching contributions to the plan among several of its subsidiaries, where it matches 100% of the employee contribution up to a maximum of 4%. For the year ended December 31, 2007 and 2006, the Company contributions to the plan amounted to $102,418 and $27,043, respectively.

(9)	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under non-cancelable operating leases. The facility leases include options to extend the lease terms and provisions for payment of property taxes, insurance and maintenance expenses.

At December 31, 2007, future minimum annual rental commitments under these lease obligations were as follows:

Year ending December 31:
2008	$1,531,140
2009	1,456,693
2010	1,283,113
2011	924,130
2012	335,070
Thereafter	1,309,790

Rent expense was $1,045,587 and $451,425 for the year ended December 31, 2007 and 2006, respectively.

Litigation

The Company is a party to various litigations arising in the normal course of business. Management believes the disposition of these matters will not have a material impact on the Company’s consolidated financial condition or results of operations.

(10)	INCOME TAXES

The components of loss from continuing operations before income taxes are as follows for the years ended December 31,

	2007	2006

United States	$(5,266,744)	$(2,852,476)
Foreign	(1,201,465)	(447,710)
Total	$(6,468,209)	$(3,300,186)

The (benefit) provision for taxes on income from continuing operations is comprised of the following for the years ended December 31,:

	2007	2006
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-

Deferred:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total	$-	$-

The reported (benefit) provision for taxes on income from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows for the years ended December 31,:

	2007	2006
Income tax benefit at statutory rate	$(2,199,191)	$(1,122,063)
State taxes, net of federal benefits	(331,172)	(148,024)
Change in valuation allowance	2,345,748	996,084
Other	184,615	274,003
Total	$-	$-

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences for continuing operations at December 31 are as follows:

	2007	2006

Deferred tax assets:
Accruals and reserves	$679,040	$68,012
Depreciation	15,603	5,306
Net operating loss carryforwards	3,055,518	1,922,298
Research and development credit carryforwards	172,340	172,340
Other	2,156	2,156
Total deferred tax assets	3,924,657	2,170,112
Less: valuation allowance	(3,621,458)	(1,702,994)
Net deferred tax assets	303,199	467,118

Deferred tax liabilities:
Amortization of intangibles	(303,199)	(467,118)
Total deferred tax liabililties	(303,199)	(467,118)

Net Deferred Tax Asset/Liability	$-	$-

At December 31, 2007, the Company had tax net operating loss carryforwards of approximately $6,579,067 for federal income tax purposes and $2,592,715 for state income tax purposes, and $1,649,175 for foreign tax purposes which expire at varying dates beginning in 2019, 2007, and 2011 respectively. Due to the “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.

In addition to the net operating loss carryforwards, the Company has, for federal income tax purposes, approximately $138,000 of research and development credit carryforwards, which expire at varying dates beginning in 2013 and $34,000 of federal alternative minimum tax credit carryforwards which have an indefinite life.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of December 31, 2007, the Company had provided a valuation allowance of approximately $3,621,458 to reduce the net deferred tax assets due in part to the potential expiration of certain tax credits and net operating loss carryforwards prior to their utilization.

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

The significant components of worldwide operations by reportable operating segment are:

	For the year ended December 31,
	2007	2006

Net revenues
ECM	$10,141,210	$2,713,769
ITO	5,616,239	1,833,052
HRO	711,552	164,318
Consolidated	$16,469,001	$4,711,139

Operating loss
ECM	$(1,617,826)	$(650,551)
ITO	(730,621)	(355,393)
HRO	(800,146)	(777,336)
Corporate	(2,519,527)	(1,160,695)
Consolidated	$(5,668,120)	$(2,943,975)

Depreciation and amortization expense
ECM	$455,002	$41,787
ITO	513,486	108,109
HRO	249,901	-
Corporate	248,378	10,824
Consolidated	$1,466,767	$160,720

The Company’s operations are based in foreign and domestic subsidiaries and branch offices in the U.S., Canada and Germany. The following are significant components of worldwide operations by geographic location:

	For the year ended December 31,
	2007	2006

Net revenues
North America	$15,803,256	$4,710,115
Europe	665,745	1,024
Consolidated	$16,469,001	$4,711,139

	For the year ended December 31,
Long-Lived Assets	2007	2006
North America	$23,777,079	$5,829,298
Europe	23,672	25,874
Consolidated	$23,800,751	$5,855,172

(12)	BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB Statement No. 128, Earnings Per Share, we calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of December 31, 2007 and 2006, all potentially dilutive common stock equivalents amounted to 126,377,323 and 4,392,936 shares, respectively.

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

The following table illustrates the computation of basic and diluted net loss per share for the year ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006

Numerator:
Net loss	$(6,468,209)	$(3,300,186)
Less:
Preferred dividends paid in stock	129,758	-
Loss and numerator used in computing basis
and diluted loss per share	$(6,338,451)	$(3,300,186)

Denominator:
Denominator for basic and diluted net loss per share-
weighted average number of common shares
outstanding	9,513,749	8,496,119

Basic and diluted net loss per share	$(0.67)	$(0.39)

The following table set forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the company reported net losses in both years:

	December 31,
	2007	2006

Options to purchase shares of common stock	5,002,954	566,020
Warrants to purchase shares of common stock	83,221,275	803,596
Shares of convertible preferred stock - Series A	1,703,874	1,574,116
Shares of convertible preferred stock - Series B	1,449,204	1,449,204
Shares of convertible preferred stock - Series D	23,333,344	-
Shares of convertible preferred stock - Series D-2	11,666,672	-

Total	126,377,323	4,392,936

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BPO MANAGEMENT SERVICES, INC

Dated: April 15, 2008	/s/ Patrick A. Dolan
Patrick A. Dolan, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick A. Dolan	Chairman of the Board, Chief Executive Officer	April 15, 2008
Patrick A. Dolan	(principal executive officer), and Director

/s/ James Cortens	President, Secretary and Director	April 15, 2008
James Cortens

/s/ Donald Rutherford	Chief Financial Officer	April 15, 2008
Donald Rutherford	(principal financial and accounting officer)

/s/ Russell Cleveland	Director	April 15, 2008
Russell Cleveland

/s/ Dale Paisley	Director	April 15, 2008
Dale Paisley

INDEX TO EXHIBITS FILED WITH THIS FORM 10-KSB

Exhibit No.	Description

21	Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002