Form 10KSB/A
period 2007-12-31
BPO Management Services
filed 2008-05-02
CIK 1015920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ___________________

Commission file number:  0-28560

BPO MANAGEMENT SERVICES, INC.
(Name of small business issuer in its charter)

Delaware	22-2356861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 N. Hancock, Ste. 200, Anaheim, CA	92807
(Address of principal executive offices)	(Zip Code)

(714) 974-2670
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes  ☐   No  ☒

Check whether the issuer :  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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

DOCUMENTS INCORPORATED BY REFERENCE:
None

Transmittal Small Business Disclosure Format (check one):  Yes  ☐   No  ☒

EXPLANATORY NOTE

This Amendment No. 1 is being filed by BPO Management Services, Inc. (the “Company”) in order to amend and restate Item 13 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the SEC on April 15, 2008 (the “Original Report”).  Except as otherwise expressly stated for the items amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Report.

ITEM 13.             EXHIBITS

Exhibit Number	Description

2.1
Stock Purchase Agreement dated March 27, 2000 between the registrant, Allegria Software, Inc. and GRAL, Inc. (incorporated by reference to Exhibit 2.13 of the registrant’s Annual Report on Form 10-KSB for March 31, 2000, filed on June 26, 2000)

2.2
Stock Purchase Agreement dated September 22, 2006, between the registrant and Sellers of Novus Imaging Solutions, Inc. (incorporated by reference to Exhibit 2.2 of the registrant’s Annual Report on Form 10-KSB for December 31, 2006, filed on April 18, 2007)

2.3
Stock Purchase Agreement dated December 30, 2005, between the registrant and Sellers of Digica, Inc. (incorporated by reference to Exhibit 2.3 of the registrant’s Annual Report on Form 10-KSB for December 31, 2006, filed on April 18, 2007)

3.1
Second Restated Certificate of Incorporation of NGRU, as filed with the Secretary of State of the State of Delaware on December 14, 2006 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K, filed on December 22, 2006)

3.2	Bylaws of the registrant (incorporated by reference to the registrant’s Registration Statement on Form SB-2, May 21, 1996 or amendment thereto June 14, 1996)

3.3
Action With Respect To Bylaws, as certified by the registrant’s Secretary on October 22, 2004 (incorporated by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K, filed October 29, 2004)

3.4
Certificate of Merger, as filed with the Secretary of State of the State of Delaware on December 15, 2006 (incorporated by reference to Exhibit 3.4 of the registrant’s Current Report on Form 8-K, filed on December 22, 2006)

3.5
Certificate of Amendment to Articles of Incorporation, as filed with the Secretary of State of the State of Delaware on December 15, 2006 (incorporated by reference to Exhibit 3.5 of the registrant’s Current Report on Form 8-K, filed on December 22, 2006)

3.6
Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 of the registrant’s Current Report on Form 8-K, filed June 18, 2007)

3.7
Certificate of Designation of the Relative Rights and Preferences of the Series D-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.7 of the registrant’s Current Report on Form 8-K, filed June 18, 2007)

3.8
Certificate of Amendment to Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock of BPO Management Services, Inc., as filed with the Secretary of State of the State of Delaware on April 25, 2008 (incorporated by reference to Exhibit 3.8 of the registrant’s Current Report on Form 8-K, filed April 28, 2008)

3.9
Certificate of Amendment to Certificate of Designation of the Relative Rights and Preferences of the Series D-2 Convertible Preferred Stock of BPO Management Services, Inc., as filed with the Secretary of State of the State of Delaware on April 25, 2008 (incorporated by reference to Exhibit 3.9 of the registrant’s Current Report on Form 8-K, filed April 28, 2008)

10.1
Outsourcing Services Agreement, dated December 15, 2006, between DFH and the registrant (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed on December 22, 2006)

10.2	Value-Added Reseller Agreement between REL and Web4 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K, filed on December 22, 2006)

10.3	Transition Agreement, dated December 15, 2006, between DFH and BPOMS/HRO, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K, filed on December 22, 2006)

10.4	Promissory Note, dated December 15, 2006, between DFH and the registrant (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K, filed on December 22, 2006)

10.5
Common Stock Purchase Warrant dated December 13, 2002 issued by the registrant in favor of Laurus Master Fund, Ltd.  (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K, filed on December 20, 2002)

10.6
Common Stock Purchase Warrant dated July 31, 2003 issued by the registrant in favor of Laurus Master Fund, Ltd.  (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K, filed on August 8, 2003)

10.7
Common Stock Purchase Warrant dated December 23, 2004 issued by the registrant in favor of Laurus Master fund, Ltd.  (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K, filed on December 30, 2004)

10.8	Research Engineers, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-8, filed on March 12, 2002)

10.9	Research Engineers, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit A of the registrant’s Definitive Proxy Statement, filed on November 12, 1998)

10.10	netGuru, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-8, filed on March 12, 2002)

10.11	netGuru, Inc. 2003 Stock Option Plan (incorporated by reference to Appendix A of the registrant’s Definitive Proxy Statement, filed on October 14, 2003)

10.12
Employment Agreement dated June 1, 2001, by and between the registrant and Amrit K.  Das (incorporated by reference to Exhibit 10.12 of the registrant’s Annual Report on Form 10-KSB for March 31, 2001, filed on July 13, 2001)

10.13	Description of Salary and Bonus Programs for Executive Officers for Fiscal Year 2006 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed on June 7, 2005)

10.14	Description of Non-Employee Director Regular Compensation (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K, filed on June 7, 2005)

10.15
Form of Change in Control and Executive Retention Agreement approved effective as of June 1, 2005 between netGuru, Inc. and each of Amrit K Das, Santanu Das, Clara Young and Bruce K.  Nelson (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K, filed on June 7, 2005)

10.16
Summary of special compensation approved August 31, 2005 for executive officers and special committee members (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K,  filed on September 6, 2005)

10.17
Employment Agreement dated March 24, 2006 by and between the registrant and Bruce K.  Nelson (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed on March 30, 2006)

10.18
Employment Agreement dated July 28, 2005 by and between the registrant and Patrick A. Dolan (incorporated by reference to Exhibit 10.18 of the registrant’s Annual Report on Form 10-KSB for December 31, 2006, filed on April 18, 2007)

10.19
Employment Agreement dated July 29, 2005 by and between the registrant and James Cortens (incorporated by reference to Exhibit 10.19 of the registrant’s Annual Report on Form 10-KSB for December 31, 2006, filed on April 18, 2007)

10.20
Employment Agreement dated October 2, 2006 by and between the registrant and James Buchanan (incorporated by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-KSB for December 31, 2006, filed on April 18, 2007)

10.21
Employment Agreement dated December 13, 2006 by and between the registrant and Koushik Dutta (incorporated by reference to Exhibit 10.21 of the registrant’s Annual Report on Form 10-KSB for December 31, 2006, filed on April 18, 2007)

10.22
Letter of Agreement Dated January 19, 2007 to Extend Purchase Payment for the Purchase of Novus Imaging Solutions, Inc. (incorporated by reference to Exhibit 10.22 of the registrant’s Annual Report on Form 10-KSB for December 31, 2006, filed on April 18, 2007)

10.23
Letter of Agreement Dated February 28, 2007 to Extend Purchase Payment for the Purchase of Novus Imaging Solutions, Inc. (incorporated by reference to Exhibit 10.23 of the registrant’s Annual Report on Form 10-KSB for December 31, 2006, filed on April 18, 2007)

10.24
Employment Agreement dated January 26, 2007, by and between the registrant and Donald Rutherford (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K/A, filed July 13, 2007)

10.25	Form of Indemnification Agreement for directors and officers of the registrant (incorporated by reference to Exhibit 10.25 of the registrant’s Current Report on Form 8-K, filed June 18, 2007)

10.26
Series D Convertible Preferred Stock Purchase Agreement dated June 13, 2007 between the registrant and purchasers named therein (incorporated by reference to Exhibit 10.26 of the registrant’s Current Report on Form 8-K, filed June 18, 2007)

10.26a
Schedule of Exceptions to Series D Convertible Preferred Stock Purchase Agreement dated June 13, 2007 (incorporated by reference to Exhibit 10.26a of the registrant’s Current Report on Form 8-K, filed June 18, 2007)

10.27	Registration Rights Agreement dated June 13, 2007 (incorporated by reference to Exhibit 10.27 of the registrant’s Current Report on Form 8-K, filed June 18, 2007)

10.28	Lock-Up Agreement dated June 13, 2007 (incorporated by reference to Exhibit 10.28 of the registrant’s Current Report on Form 8-K, filed June 18, 2007)

10.29	Confirmation and Modification to Registration Rights Agreement dated June 13, 2007 (incorporated by reference to Exhibit 10.29 of the registrant’s Current Report on Form 8-K, filed June 18, 2007)

10.30	Form of Series A Warrant to Purchase Shares of Common Stock dated June 13, 2007 (incorporated by reference to Exhibit 10.30 of the registrant’s Current Report on Form 8-K, filed June 18, 2007)

10.31	Form of Series B Warrant to Purchase Shares of Common Stock dated June 13, 2007 (incorporated by reference to Exhibit 10.31 of the registrant’s Current Report on Form 8-K, filed June 18, 2007)

10.32	Form of Series J Warrant to Purchase Shares of Preferred Stock dated June 13, 2007 (incorporated by reference to Exhibit 10.32 of the registrant’s Current Report on Form 8-K, filed June 18, 2007)

10.33	Form of Series C Warrant to Purchase Shares of Common Stock dated June 13, 2007 (incorporated by reference to Exhibit 10.33 of the registrant’s Current Report on Form 8-K, filed June 18, 2007)

10.34	Form of Series D Warrant to Purchase Shares of Preferred Stock dated June 13, 2007 (incorporated by reference to Exhibit 10.34 of the registrant’s Current Report on Form 8-K, filed June 18, 2007)

10.35	Escrow Agreement dated June 13, 2007 (incorporated by reference to Exhibit 10.35 of the registrant’s Current Report on Form 8-K, filed June 18, 2007)

10.36
Warrant to Purchase Shares of Common Stock dated June 13, 2007, in favor of C.E.  Unterberg, Towbin, Inc. (incorporated by reference to Exhibit 10.36 of the registrant’s Current Report on Form 8-K, filed June 18, 2007)

10.37	Stock Purchase Warrant dated June 13, 2007, in favor of George Logan (incorporated by reference to Exhibit 10.37 of the registrant’s Current Report on Form 8-K, filed June 18, 2007

10.38
Share Purchase Agreement entered into as of June 21, 2007, by and among BPO Management Services, Inc.; DocuCom Imaging Solutions Inc.; Raymond D. Patterson; Martin E.  Mollot; Raymond D.  Patterson, Maureen Patterson, and Martin E. Mollot, as Trustees of the Patterson Family Trust; and Martin E.  Mollot, Judith Mollot, and Raymond D. Patterson, as Trustees of the Mollot Family Trust (incorporated by reference to Exhibit 10.38 of the registrant’s Current Report on Form 8-K, filed June 27, 2007)

10.39
Consulting Agreement made as of June 21, 2007, between DocuCom Imaging Solutions Inc. and Raymond D.  Patterson (incorporated by reference to Exhibit 10.39 of the registrant’s Current Report on Form 8-K, filed June 27, 2007)

10.40
Consulting Agreement made as of June 21, 2007, between DocuCom Imaging Solutions Inc. and Martin E.  Mollot (incorporated by reference to Exhibit 10.40 of the registrant’s Current Report on Form 8-K, filed June 27, 2007)

10.41
Stock Purchase Agreement entered into as of June 29, 2007, by and among BPO Management Services, Inc., Human Resource Micro-Systems, Inc., and Donald C. Helt and Bridget B. Helt, as trustees of the Donald C. and Bridget B. Helt Revocable Trust dated April 24, 2003 (incorporated by reference to Exhibit 10.41 of the registrant’s Current Report on Form 8-K, filed July 6, 2007)

10.42
Registration Rights Agreement entered into as of June 29, 2007, between BPO Management Services, Inc., and Donald C. Helt and Bridget B. Helt, as trustees of the Donald C. and Bridget B. Helt Revocable Trust dated April 24, 2003 (incorporated by reference to Exhibit 10.42 of the registrant’s Current Report on Form 8-K, filed July 6, 2007)

10.43
Escrow Agreement dated as of June 29, 2007, by and among BPO Management Services, Inc., Donald C. Helt and Bridget B. Helt, as trustees of the Donald C. and Bridget B. Helt Revocable Trust dated April 24, 2003, and US. Bank National Association (incorporated by reference to Exhibit 10.43 of the registrant’s Current Report on Form 8-K, filed July 6, 2007)

10.44
Consulting Agreement made as of June 29, 2007, between BPO Management Services, Inc., and Donald C. Helt (incorporated by reference to Exhibit 10.44 of the registrant’s Current Report on Form 8-K, filed July 6, 2007)

10.45
Reformation Agreement effective as of June 13, 2007, among the registrant and the purchasers named therein (incorporated by reference to Exhibit 10.45 of the registrant's Registration Statement on Form SB-2, filed on November 29, 2007)

10.46
Form of Amendment to Series J Warrant to Purchase Shares of Preferred Stock of BPO Management Services, Inc. (incorporated by reference to Exhibit 10.46 of the registrant’s Current Report on Form 8-K, filed October 4 , 2007)

10.47
Form of Amendment to Series C Warrant to Purchase Shares of Common Stock of BPO Management Services, Inc. (incorporated by reference to Exhibit 10.47 of the registrant’s Current Report on Form 8-K, filed October 4 , 2007)

10.48
Form of Amendment to Series D Warrant to Purchase Shares of Common Stock of BPO Management Services, Inc. (incorporated by reference to Exhibit 10.48 of the registrant’s Current Report on Form 8-K, filed October 4 , 2007)

10.49
Stock Purchase Agreement entered into as of October 10, 2007, by and among BPO Management Services, Inc., Everett Huntoon and Howard Andrews (incorporated by reference to Exhibit 10.49 of the registrant’s Current Report on Form 8-K, filed October 16, 2007)

10.50
Consulting Agreement made as of October 10, 2007, between Blue Hill Data Services, Inc. and Everett Huntoon (incorporated by reference to Exhibit 10.50 of the registrant’s Current Report on Form 8-K, filed October 16, 2007)

10.51
Consulting Agreement made as of October 10, 2007, between Blue Hill Data Services, Inc. and Howard Andrews (incorporated by reference to Exhibit 10.51 of the registrant’s Current Report on Form 8-K, filed October 16, 2007)

10.52
Escrow Agreement dated as of October 10, 2007, by and among BPO Management Services, Inc., Everett Huntoon, Howard Andrews, and U.S. Bank National Association (incorporated by reference to Exhibit 10.52 of the registrant’s Current Report on Form 8-K, filed October 16, 2007)

10.53
Standard Multi-Tenant Office Lease - Gross dated November 21, 2007, between Chadwick California, L.P. and BPO Management Services, Inc. (incorporated by reference to Exhibit 10.53 of the registrant’s Current Report on Form SB-2/A, filed January 31, 2008)

10.54
Indenture made November 23, 2007, between Shelter Canadian Properties Limited as agent for HREIT Holdings 65 Corporation, Adapsys Document Management LP, and BPO Management Services, Inc. (incorporated by reference to Exhibit 10.54 of the registrant’s Current Report on Form SB-2/A, filed January 31, 2008)

10.55
Form of Second Amendment to Series J Warrant to Purchase Shares of Preferred Stock of BPO Management Services, Inc. (incorporated by reference to Exhibit 10.55 of the registrant’s Current Report on Form 8-K, filed April 28, 2008)

10.56
Form of Second Amendment to Series C Warrant to Purchase Shares of Common Stock of BPO Management Services, Inc. (incorporated by reference to Exhibit 10.56 of the registrant’s Current Report on Form 8-K, filed April 28, 2008)

10.57
Form of Second Amendment to Series D Warrant to Purchase Shares of Common Stock of BPO Management Services, Inc. (incorporated by reference to Exhibit 10.57 of the registrant’s Current Report on Form 8-K, filed April 28, 2008)

10.58	Reserved

10.59
Form of Amendment to Series A Warrant to Purchase Shares of Common Stock of BPO Management Services, Inc. (incorporated by reference to Exhibit 10.59 of the registrant’s Current Report on Form 8-K, filed April 28, 2008)

10.60
Form of Amendment to Series B Warrant to Purchase Shares of Common Stock of BPO Management Services, Inc. (incorporated by reference to Exhibit 10.60 of the registrant’s Current Report on Form 8-K, filed April 28, 2008)

10.61
Form of Third Amendment to Series J Warrant to Purchase Shares of Preferred Stock of BPO Management Services, Inc. (incorporated by reference to Exhibit 10.61 of the registrant’s Current Report on Form 8-K, filed April 28, 2008)

10.62
Form of Third Amendment to Series C Warrant to Purchase Shares of Common Stock of BPO Management Services, Inc. (incorporated by reference to Exhibit 10.62 of the registrant’s Current Report on Form 8-K, filed April 28, 2008)

10.63
Form of Third Amendment to Series D Warrant to Purchase Shares of Common Stock of BPO Management Services, Inc. (incorporated by reference to Exhibit 10.63 of the registrant’s Current Report on Form 8-K, filed April 28, 2008)

21	Subsidiaries of the registrant (incorporated by reference to Exhibit 21 of the registrant’s Current Report on Form 10-KSB, filed on April 15, 2008)

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (incorporated by reference to Exhibit 32 of the registrant’s Current Report on Form 10-KSB, filed on April 15, 2008)

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BPO MANAGEMENT SERVICES, INC

Dated: May 1, 2008	/s/ Patrick A. Dolan
Patrick A. Dolan, Chief Executive Officer