Form 10-Q
period 2008-03-31
BPO Management Services
filed 2008-05-20
CIK 1015920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such  reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [_] No [X]

Large accelerated filer  [_]                        Accelerated filer     [_]
Non-accelerated filer    [_]                         Smaller reporting company [X]
(Do not check if a smaller reporting company)

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 12,671,034 on May 15, 2008.Transitional Small Business Disclosure Format (Check one).     Yes [_] No [X]

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1-A Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33 33
Item 3. Defaults Upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	33

Signatures	34

Exhibits Attached to this Quarterly Report on Form 10-Q	34

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

Revenues:
Enterprise content management	$4,024,352	$1,009,771
IT outsourcing services	2,877,624	980,305
Human resource outsourcing servicing	380,609	10,518

Total revenues	7,282,585	2,000,594

Operating expenses:
Cost of services provided	3,543,352	902,473
Selling, general and administrative	4,333,817	1,736,885
Research and development	69,702	66,011
Depreciation and amortization	784,429	106,702
Share-based compensation	207,092	53,999

Total operating expenses	8,938,392	2,866,070

Loss from operations	(1,655,807)	(865,476)

Interest and other expense
Related parties	26,852	35,671
Amortization of related party debt discount	-	430,089
Other, net	44,961	38,534
Other income	-	(12,239)

Total interest and other expense	71,813	492,055

Net loss	(1,727,620)	(1,357,531)

Foreign currency translation gain (loss)	(197,004)	10,189

Comprehensive loss	$(1,924,624)	$(1,347,342)

Basic and diluted net loss per share	$(0.14)	$(0.16)

Basic and diluted weighted average common shares outstanding	12,247,121	8,619,400

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$780,823	$888,043
Restricted cash	-	922,888
Accounts receivable, net of allowance for doubtful accounts of $320,404 and $347,797, respectively	5,085,901	4,768,618
Inventory consisting of finished goods	189,274	268,160
Prepaid expenses and other current assets	811,925	417,041
Total current assets	6,867,923	7,264,750

Equipment, net of accumulated depreciation of $1,057,249 and $718,913, respectively	4,443,784	4,834,941
Goodwill	10,078,185	9,029,142
Intangible assets, net of accumulated amortization of $1,377,362 and $931,268, respectively	8,366,971	9,898,219
Other assets	34,663	38,449
	$29,791,527	$31,065,501
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of discount of $3,268 and $3,405, respectively	$1,669,417	$812,156
Current portion of capital lease obligations	152,717	149,653
Accounts payable	4,037,068	3,540,827
Accrued expenses	2,048,422	1,927,451
Accrued interest-related party	63,524	36,672
Accrued dividend payable-related party	592,577	446,464
Amount due former shareholders of acquired companies	1,215,944	2,101,771
Deferred revenues	2,304,869	2,509,885
Related party notes payable	1,200,000	1,200,000
Severance obligations payable	3,896	72,199
Other current liabilities	244,091	257,091
Total current liabilities	13,532,524	13,054,169

Long-term debt, net of current portion and net of discount of $3,814 and $4,825, respectively	373,227	24,117
Capital lease obligations, net of current portion	360,901	392,942
Other long-term liabilities	33,115	33,115
Total liabilities	14,299,767	13,504,343
Commitments and contingencies (Note 7)
Stockholders' equity
Convertible preferred stock, Series A, par value $.01; authorized
2,308,612 shares; 1,737,951and 1,703,874 shares issued and outstanding, respectively	17,380	17,039
Convertible preferred stock, Series B, par value $.01; authorized
1,449,204 shares; 1,449,204 shares issued and outstanding	14,492	14,492
Non-convertible preferred stock, Series C, par value $.01; authorized
21,378,000 shares; 916,667 shares issued and outstanding	9,167	9,167
Convertible preferred stock, Series D, par value $.01; authorized
1,500,000 shares; 1,427,084 and 1,458,334 shares issued and outstanding, respectively	14,271	14,583
Convertible preferred stock, Series D-2, par value $.01; authorized
1,500,000 shares; 729,167 shares issued and outstanding	7,292	7,292
Common stock, par value $.01; authorized 150,000,000 shares;
12,671,034 and 12,171,034 shares issued and outstanding, respectively	126,711	121,711
Additional paid-in capital	27,349,720	27,499,524
Accumulated deficit	(12,296,534)	(10,568,915)
Accumulated other comprehensive income, foreign currency translation adjustments	249,261	446,265
Total stockholders' equity	15,491,760	17,561,158
	$29,791,527	$31,065,501

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating acitvities:
Net loss	$(1,727,620)	$(1,357,531)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	338,336	46,130
Amortization of intangible assets	446,093	60,572
Increase in the reserve for doubtful accounts (bad debt expense)	-	6,503
Non-cash compensation expense recognized on issuance of stock options	207,092	53,999
Amortization of loan discount	-	430,802

Changes in operating assets and liabilities:
Accounts receivable	(317,283)	(371,675)
Inventory	78,886	-
Income tax receivable	-	250,000
Prepaid expenses and other current assets	(381,479)	9,660
Pending business combination direct costs	-	(182,776)
Other assets	(9,619)	87,815
Accounts payable	496,242	677,233
Accrued expenses	120,971	(189,385)
Accrued interest related parties	26,852	-
Deferred revenues	(205,016)	127,648
Income tax payable	(13,000)	-
Payments of severance liability	(68,303)	(57,221)
Other current liabilities	-	(22,898)
Net cash used in operating acitivities	(1,007,848)	(431,124)

Cash flows from investing activities:
Purchase of equipment, net	(447,179)	(6,713)
Payments for business combinations direct costs	-	(1,102)
Release of restricted cash - DocuCom	922,888	-
Net cash provided by (used in) investing activities	475,709	(7,815)

Cash flows from financing activities:
Proceeds from bank loans	1,206,371	-
Repayment of bank loans	-	(22,507)
Repayment of notes issued to former shareholders	(885,827)	-
Proceeds (Repayment) of capital lease obligations	(28,977)	(22,545)
Proceeds from related party loans	-	400,000
Net cash provided by financing activities	291,567	354,948
Effect of exchange rate changes on cash and cash equivalents (cumulative)	133,352	10,189
Net cash provided by (used in) operations	(107,220)	(73,802)
Cash and cash equivalents, beginning of period	888,043	706,197
Cash and cash equivalents, end of period	$780,823	$632,395
See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$54,303	$19,562
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment under capital leases	$-	$360,090
Issuance of warrants	$-	$185,187
Issuance of preferred A shares as compensation to officers	$34,077	$31,482
Issuance of preferred A shares stock dividend	$341	$315

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

BPO Management Services, Inc and Subsidiaries (the "Company" or “BPOMS”) was incorporated in Delaware and commenced operations on July 26, 2005. On December 15, 2006, the Company entered into a merger agreement with netGuru, Inc. (“netGuru”). The shareholders of the Company received aggregate netGuru equity comprised of 7,336,575 shares of common stock (“Common Stock”), 1,567,095 shares of Series A preferred stock, 1,449,200 shares of Series B preferred stock, and 916,666 shares of Series C preferred stock, which represented the majority of the outstanding shares after the merger. Therefore, the merger was treated as a "reverse merger" and the previously outstanding shares of netGuru were treated as an equity transaction by the Company. The Company is a provider of business process outsourcing services offering enterprise content management ("ECM") services, information technology outsourcing ("ITO") services and human resource outsourcing ("HRO") services to middle market enterprises located primarily in the United States and Canada.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The interim financial statements should be read in conjunction with the Company's consolidated financial statements and related footnotes included in our Annual Report on Forms 10-KSB and 10KSB/A for the year ended December 31, 2007.

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

Company	Inception/Acquisition Date

BPO Management Services, Inc. (the "Company")	Inception date: July 26, 2005
Adapsys Document Management LP ("ADM") (1)	Acquired: July 29, 2005
Adapsys LP ("ADP") (1)	Acquired: July 29, 2005
Digica, Inc. ("Digica")	Acquired: January 1, 2006
Novus Imaging Solutions, Inc. ("Novus") (1)	Acquired: September 30, 2006
NetGuru Systems, Inc. ("netGuru")	Acquired: December 15, 2006
Research Engineers, GmbH ("GmbH")	Acquired: December 15, 2006
DocuCom Imaging Solutions, Inc. ("DocuCom") (1)	Acquired: June 21, 2007
Human Resource Micro-Systems, Inc. ("HRMS")	Acquired: June 29, 2007
Blue Hill Data Services, Inc. ("Blue Hill") (2)	Acquired: October 10, 2007
BPO Management Services, Ltd. ("Ltd") (1)	Inception date: January 1, 2008

(1) On January 1, 2008, ADM, ADP, Novus, and DocuCom were amalgamated into one company, BPO Management Services, Ltd.
(2) Effective January 1, 2008, Digica was merged with Blue Hill

GOING CONCERN

The Company incurred net losses from operations of $1,727,620 and $1,357,531 and used cash in operations of $1,007,848 and $431,124 during the three months ended March 31, 2008 and 2007, respectively. The Company has funded its operations from the private placement of shares of its Common Stock and Preferred Stock and through the founders bridge loan facility established in August 2006. During the next twelve months, the Company anticipates raising capital necessary to grow its business and complete additional acquisitions by issuing its securities and/or debt in one or more private transactions. The Company has retained Collins Stewart (formerly C. E. Unterberg, Towbin) as its investment banker to lead this effort.

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

Although the Company expects to meet its operating capital needs by additional equity and/or debt transactions, and current economic resources, there can be no assurance that funds required will be available on terms acceptable to the Company, if at all. If the Company is unable to raise sufficient funds on acceptable terms, it may be not be able to complete its business plan. If equity financing is available to the Company on acceptable terms, it could result in additional dilution to the Company’s existing stockholders.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At March 31, 2008, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations approximated their fair value, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date.

FOREIGN CURRENCY TRANSLATION

The financial condition and results of operations of the Company’s foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at the fiscal year-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective fiscal years. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive (loss) in the consolidated statements of stockholders’ equity and comprehensive loss. Gains and losses resulting from foreign currency transactions are included in operations and were not material for the three months ended March 31, 2008 and 2007.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.   The Company maintains its cash balances at financial institutions that management believes possess high-credit quality.  At March 31, 2008, the Company had $858,028 on deposit that exceeded the United States (FDIC) federal insurance limit.  At March 31, 2008, the Company had no accounts on deposit that exceeded the Canadian (CDIC) insurable limit of Cdn$100,000 per entity per bank.  The Canadian funds insurance is limited to Canadian currency deposits only and does provide coverage to money master high interest savings accounts (money market accounts) but all accounts are considered in the overall limitation per entity per bank.

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

During 2007, the Company assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and determined that there was no impairment to goodwill. As of March 31, 2008, the Company’s goodwill balance was $10,078,185.  The Company obtained third-party valuations relating to three acquisitions during 2007, and has allocated the purchase price in accordance with that valuation.

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

REVENUE RECOGNITION

The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists; (2) delivery of the product or service has been completed and no significant obligations remain; (3) the Company’s price to the buyer is fixed or determinable; and (4) collection is reasonably assured. The Company’s revenues arise from the following segments: ECM solutions including collaborative software products and services and ITO services and HRO services.

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

CONCENTRATION OF RISK

The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable balances. For the three months ended March 31, 2008 and 2007, no single customer accounted for 10% of the Company’s consolidated net sales.

DocuCom purchases the majority of the services it provides from one vendor.  During the three months ended March 31, 2008, DocuCom purchased approximately $1,058,000 of services from that vendor.

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

RESEARCH AND DEVELOPMENT

The Company's research and development ("R&D") costs consist mainly of software developers' salaries. The Company follows the provisions of SFAS No. 86 to capitalize software development costs when technological feasibility has been established and to stop capitalization when the product is available for general release to customers. The Company expenses development costs when they are related to enhancement of existing software products. The Company capitalized software development costs of approximately $167,000 and $0, during the three months ended March 31, 2008 and 2007, respectively.

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

SFAS 123(R) requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes-Merton option pricing model, which incorporates various assumptions including volatility, expected life, expected dividend and interest rates. As a private company, Former BPOMS did not have a history of market prices of its Common Stock, and as such, the Company used an estimated volatility in accordance with SAB No. 107 “Share Based Payment.” The Company used the volatility of the stock price of netGuru, BPOMS’ predecessor company, adjusted to remove the effects of divestitures, cash distributions, and the reverse merger which BPOMS deems not representative of the events that would take place during expected term of the options that were valued. The expected life of awards was based on the simplified method as defined in SAB No. 107. The risk-free interest rate assumption was based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption was based on the Company’s history and expectation of not paying any dividends in the foreseeable future. Forfeitures were estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses the straight line amortization model to record expenses under this statement and recognized share-based compensation expense for the stock options granted during the three months ended March 31, 2008 and 2007 in the amounts of $207,092 and $53,999, respectively. The Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense if there are any modifications or cancellation of the underlying unvested securities. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the three months ended March 31, 2007 condensed consolidated financial statements to conform to the three months ended March 31, 2008.

RETIREMENT PLANS

The Company and certain of its United States subsidiaries have qualified cash or deferred 401(k) retirement savings plans. The plans cover substantially all United States employees who have attained age 21 and have one year of service. Employees may contribute up to 15% of their compensation. The Company does not make matching contributions to the plan, except in one subsidiary, where it matches 100% of the employee contribution up to a maximum of 4% of the employee’s salary.  Certain of its Canadian subsidiaries have defined contribution pension plans whereby after a qualification period the company contributes an amount which vary from 2% to 8% of the employees annual earnings.  For the three months ended March 31, 2008 and 2007, the Company contributions to the plans amounted to $47,648 and $6,465, respectively.

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB Statement No. 128, Earnings Per Share, we calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive Common Stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive Common Stock equivalents would include the Common Stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our Common Stock at the measurement date. As of March 31, 2008 and 2007, all potentially dilutive Common Stock equivalents amounted to 126,377,323 and 4,775,131 shares, respectively.

The following table illustrates the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2008	2007

Numerator:
Net loss	$(1,727,620)	$(1,357,531)
Less:
Preferred dividends paid in stock	34,077	31,797
Loss and numerator used in computing basis and diluted loss per share	$(1,761,697)	$(1,389,328)

Denominator:
Denominator for basic and diluted net loss per share-
weighted average number of common shares outstanding	12,247,121	8,619,400

Basic and diluted net loss per share	$(0.14)	$(0.16)

The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share because to do so would be antidilutive since the company reported net losses in all the reporting periods:

	Three Months Ended March 31,
	2008	2007

Options to purchase shares of common stock	5,002,954	783,400
Warrants to purchase shares of common stock	83,221,275	936,929
Shares of convertible preferred stock - Series A	1,703,874	1,605,598
Shares of convertible preferred stock - Series B	1,449,204	1,449,204
Shares of convertible preferred stock - Series D	23,333,344	-
Shares of convertible preferred stock - Series D-2	11,666,672	-

Total	126,377,323	4,775,131

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands required disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements or results of operations of the Company.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, that would permit a one-year deferral period in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Company’s consolidated financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts.  Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected.  The adoption of SFAS 159 did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of SFAS 161 is required for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its statements of financial position, results of operations and cash flows.

In March 2007, the Emerging Issues Task Force (“EITF”) issued a tentative conclusion on EITF 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development “ and the FASB ratified the tentative conclusion.  EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 07-03 to have a material impact on its statements of financial position, results of operations and cash flows.

3.  BUSINESS COMBINATIONS

On June 21, 2007, the Company purchased 100% of the issued and outstanding capital stock of DocuCom for a total purchase price of Cdn$2,761,097 (approximately US$2.58 million). The DocuCom results of operations have been included in the consolidated financial statements since the date of acquisition. In addition to adding the DocuCom data and document management solutions capability with its long term Canada-based customer relationships, the acquisition enhanced the Company’s ability to offer high quality, cost-effective service utilizing its near shore delivery model to its US customers.

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

On June 29, 2007, the Company purchased 100% of the issued and outstanding capital stock of HRMS. The aggregate purchase price was $2,000,000, of which amount the Company paid the selling shareholders $1,100,000 and issued them 384,968 shares of the Company’s restricted Common Stock valued at $400,000 (based upon the volume-weighted average closing bid price of the Common Stock during the ten consecutive trading days immediately preceding the closing). The Stock Purchase Agreement provided that the selling shareholders be paid the remaining $500,000 twelve months after closing through an escrow account, subject to offset with respect to any claims for indemnity by the Company under the terms of the Stock Purchase Agreement.

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

The following table presents the allocation of the acquisition price, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values as of the date of acquisition for the three acquisitions during fiscal 2007:

	DocuCom	HRMS	Blue Hill

Cash and cash equivalents	$-	$15,702	$38,061
Accounts receivable	1,579,611	252,008	941,341
Acquired contracts	-	-	-
Other current assets	172,888	8,876	242,070
Property, plant and equipment	204,419	302,611	3,297,991
Goodwill	1,462,693	1,558,268	2,397,891
Identifiable intangible assets	2,300,000	500,000	5,800,000
Total assets acquired	5,719,611	2,637,465	12,717,354

Debt payable to bank	420,610	-	977,715
Accounts payable and other accrued liabilities	2,247,173	477,525	2,147,880
Estimated termination liability	-	-	-
Total liabilities assumed	2,667,783	477,525	3,125,595

Net assets acquired	$3,051,828	$2,159,940	$9,591,759

Acquired identifiable intangible assets of DocuCom, HRMS and Blue Hill in the amount of $2,300,000, $500,000 and $5,800,000, respectively, were assigned to customer contracts and non-compete agreements.  The purchase price and costs associated with the DocuCom, HRMS and Blue Hill acquisitions exceeded the Company’s preliminary allocation of the fair value of net assets acquired by $1,462,693, $1,558,268 and $2,397,891, respectively, which was assigned to goodwill.  The Company has obtained third-party valuations of the net assets and the allocation of the purchase price for these three acquisitions.  Preliminary allocations as of December 31, 2007 resulted in adjustments to goodwill during the three months ended March 31, 2008 in the amounts of $800,000 and $700,000 to HRMS and Blue Hill, respectively.  The amount assigned to goodwill is not expected to be deductible for United States income tax, state income tax or Canadian income tax purposes.

The following unaudited pro forma financial information presents the combined results of operations of the Company, DocuCom, HRMS and Blue Hill for the quarter ended March 31, 2007 as if the acquisitions had occurred on January 1, 2007.

Unaudited Pro Forma Statement of Operations For the Three Months Ended March 31, 2007:

	BPOMS	DocuCom	HRMS	Blue Hill	Pro Forma

Revenues	$2,000,594	$3,703,854	$366,819	$2,075,963	$6,071,267

Net Income (Loss)	$(1,357,531)	$(199,729)	$22,348	$264,604	$(1,534,912)

Basic and diluted loss per common share	$(0.16)	$-	$0.06	$0.10	$(0.17)

Basic and diluted weighted average common shares outstanding	8,619,400	-	384,968	2,666,666	9,004,368

4.  DEBT

SHORT-TERM RELATED PARTY DEBT

Short-term related party debt consisted of the following at March 31, 2008 and December 31, 2007:

		2008	2007
Notes payable to two officers, who are also significant
	shareholders, secured by all assets of the Company,
	bearing an annual interest rate of 9%	$1,200,000	$1,200,000

Long-term debt, including capital lease obligations, consisted of the following
	at March 31, 2008 and December 31, 2007:
		2008	2007
a.	Credit facility from Royal Bank of Canada, stated interest at a
	floating rate plus 1.05%, (totaling 6.30% and 7.05% at March 31, 2008 and
	December 31, 2007, respectively) secured by assets of the Company	$1,164,177	$795,132
b.	Loan from Business Development Bank of Canada, stated
	interest at a floating rate plus 3.25%, (totaling 10.50% and 11.25% at
	March 31, 2008 and December 31, 2007, respectively), secured by assets
	and personal guarantees of the Company, expiring May 21, 2010	42,480	49,371
c.	Credit facility from Comerica Bank, stated interest at the
	Comerica Bank prime rate plus 1.00% ranging to 1.25%
	(totaling 6.50%, 6.75% and 6.75% for the operating line,
	term loan and equipment loan, respectively, at March
	31, 2008), secured by assets and guaranty of the Company	843,069	-
d.	Capital lease obligations maturing at dates ranging
	from November 30, 2009 to December 31, 2011, secured
	by the leased assets	612,325	655,522

	Total long-term debt before unamortized discount and imputed interest	2,662,051	1,500,025
	Less: Imputed interest and unamortized discount	(105,788)	(121,157)

	Long-term debt	2,556,263	1,378,868
	Less: current portion	1,822,134	961,809

		$734,128	$417,059

RELATED PARTY NOTES PAYABLE

In August 2006 the Company entered into an agreement with two individuals who are officers, directors, and significant shareholders for a bridge loan not to exceed $3,000,000.  From the inception of that agreement through January 30, 2007 a total of $2,740,000 was advanced to the Company.  The loan agreement provided for principal and accrued and unpaid interest were due and payable April 30, 2007.  The loan agreement is unsecured.  The unpaid principal of $1,200,000 and accrued and unpaid interest of $63,010 as of March 31, 2008 are due and payable on demand. The amount due under the loan agreement has both a face and stated value of $1,200,000 as of March 31, 2008.  The stated fixed interest rate is 9.00% per annum for the three month period ended March 31, 2008.

Common share purchase warrants (collectively the Warrants) to purchase one share of the Company’s Common Stock, par value $0.01 per share at an exercise price of $0.035 per share that are exercisable on issuance were granted in conjunction with the loan agreement. The total funds borrowed from the related parties amounted $2,740,000.  The associated Warrants are exercisable for 707,704 shares of Common Stock. The Warrants, which expire seven years after issuance, were assigned a value of $834,717, estimated using the Black-Scholes-Merton valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes-Merton valuation model: a term of seven years, risk-free rate range of 4.16% - 5.03%, volatility of 125%, and dividend yield of zero. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to the Warrants was allocated based on their relative fair values. The discount on the loan agreement for the Warrants was accreted to interest expense, using the effective interest method, over the initial term of the loan agreement (original loan agreement due date was April 30, 2007) Total interest expense recognized relating to the accretion of the Warrants discount for the three month periods ending March 31, 2008 and 2007 was $0 and $430,802, respectively.

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

a.  Credit Facility From The Royal Bank of Canada

Ltd has a revolving operating line with the Royal Bank of Canada with a maximum availability of Cdn $1,750,000 and carries an annual interest rate of the Royal Bank of Canada prime rate plus 1.05%, which amounted to 6.30% at March 31, 2008.  The credit facility is secured by a general security agreement signed by Ltd., as well as a postponement and assignment of claim from the Company. The borrowing limit on the credit facility is 75% of the good accounts receivable of Ltd.  At March 31, 2008 and December 31, 2007, Ltd had an outstanding balance of approximately $1,164,177 and $795,132, respectively.

b.  Term Loan From Business Development Bank of Canada

Ltd has a term loan with the Business Development Bank of Canada that expires on May 21, 2010. The interest rate on this loan is bank's floating rate plus 3.25% and monthly principal re-payments are approximately $1,600. At March 31, 2008, the annual rate of interest on this loan was 10.5% and the balance outstanding was approximately $42,480. The loan is secured by a general security agreement from Ltd and joint and personal guarantees in the amount of approximately $43,000 by two former principals of ADM who were also the Company's 5% shareholders. The Company issued a 7-year warrant to purchase 5,435 shares of the Company's Common Stock at an exercise price of $0.03 per share to each of these shareholders in return for their loan guarantees. The warrants, valued at approximately $11,049, were recorded as a discount to the term loan. The value of the warrants is being amortized to interest expense over the term of the loan. Unamortized discount at March 31, 2008 and December 31, 2007 was approximately $7,082 and $8,980, respectively.

c.  Credit Facility From Comerica Bank

During the first quarter of fiscal 2008, Blue Hill obtained a credit facility from Comerica Bank which includes a revolving operating line limited to the lesser of the $1,000,000 maximum availability or 80% of eligible accounts receivable and carries an annual interest rate of the Comerica Bank prime rate plus 1.0%, which amounted to 6.5% at March 31, 2008, a $500,000 term loan amortized over a four year period and bearing interest at the Comerica Bank prime rate plus 1.25%, which amounted to 6.75% at March 31, 2008 and a specific advance facility for equipment purchases to a maximum of $500,000 bearing interest at the Comerica Bank prime rate plus 1.25%, which amounted to 6.75% at March 31, 2008. The loans are supported by a general security interest in all the assets of Blue Hill and the operating facility is also supported by the guaranty of BPOMS and the subordination of loans of a minimum of $1,400,000, payable by Blue Hill to BPOMS, to Comerica Bank. At March 31, 2008  Blue Hill had an outstanding balance of $312,757 under the operating line, $479,167 of the term loan, and $51,145 under the equipment loan. Interest expense for the three month period ended March 31, 2008 amounted to $18,069.

d.  Capital Leases

Capital leases consist primarily of equipment leases for the U.S. entities. The Company added approximately $0 and $360,090 to capital leases in the first quarter of fiscal 2008 and 2007, respectively.

Long-term debt, excluding unamortized discount, and capital lease obligations mature in each of the following years ending March 31:

	Long-Term	Capital Lease
	Debt	Obligations

2009	$1,669,417	$199,517
2010	141,337	173,031
2011	127,724	139,085
2012	104,167	100,692
2013	-	-
Thereafter	-	-
Total minimum payments	$2,042,645	$612,325
Less: amount representing interest		(98,707)

Present value of minimum capital lease payments		$513,618

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

In October 2007, the Company issued 2,666,666 common shares as part of the purchase consideration for Blue Hill Data Services, Inc.

In June 2007 the Company privately placed shares of Series D Convertible Preferred Stock (“Series D Convertible Preferred Stock”) and various Common Stock and Series D-2 Convertible Preferred Stock purchase warrants to a limited number of institutional investors for gross proceeds of approximately $14,000,000. The shares of Series D Convertible Preferred Stock are convertible into approximately 23.3 million shares of our Common Stock. The three-year Series A Warrants (initial exercise price of $.90 per share) are exercisable for the purchase of up to approximately 11.7 million shares of our Common Stock. The five-year Series B Warrants (initial exercise price of $1.25 per share) are exercisable for the purchase of up to approximately 23.3 million shares of Common Stock. If exercised in full, the aggregate Series A Warrant and Series B Warrant proceeds will be approximately $40 million.

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

In March 2008, a certain investor converted 31,250 shares their Preferred Series D Convertible Preferred Stock into 500,000 shares of the Company’s Common Stock.

6.  SEGMENT AND GEOGRAPHIC DATA

The Company is a business process outsourcing services provider. The Company's operating segments are:

•	Enterprise content management (ECM)
•	Information Technology services outsourcing (ITO) and
•	Human resources outsourcing (HRO)

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

The significant components of worldwide operations by reportable operating segment are:

	For the three months ended
	March 31,
	2008	2007

Net revenues
ECM	$4,024,352	$1,009,771
ITO	2,877,624	980,305
HRO	380,609	10,518
Consolidated	$7,282,585	$2,000,594

Operating loss
ECM	$(399,346)	$(365,573)
ITO	(49,589)	(16,644)
HRO	(194,037)	(70,816)
Corporate	(1,012,835)	(412,443)
Consolidated	$(1,655,807)	$(865,476)

Depreciation and amortization expense
ECM	$193,025	$21,832
ITO	419,876	29,139
HRO	107,290	2,598
Corporate	64,238	53,133
Consolidated	$784,429	$106,702

The Company's operations are based in foreign and domestic subsidiaries and branch offices in the U.S., Canada and Germany. The following are significant components of worldwide operations by geographic location:

	For the three months ended
	March 31,
	2008	2007

Net revenues
North America	$7,134,488	$1,884,311
Europe	148,098	116,283
Consolidated	$7,282,585	$2,000,594

	At	At
	March 31,	December 31,
Long-Lived Assets	2008	2007
North America	$22,901,068	$23,777,079
Europe	22,536	23,672
Consolidated	$22,923,603	$23,800,751

7.  COMMITMENTS AND CONTINGENCIES

FINANCIAL RESULTS, LIQUIDITY AND MANAGEMENT’S PLAN ACTIVITIES

The Company has incurred losses in the three months ended March 31, 2008 of $1,727,620. The Company has been able to obtain operating capital through private debt funding sources, the sale of shares of its Common Stock and through the exercise of warrants to purchase shares of its Common Stock. Management's plans include the continued development and implementation of its business plan.  No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's Common Stock and borrowing or that the continued implementation of its business plan will generate sufficient revenues in the future to implement its business plan.

AMOUNT DUE FORMER SHAREHOLDERS OF ACQUIRED COMPANIES

The purchase agreements pursuant to which the Company acquired certain companies provides for a cash portion of the purchase price to be paid in installments usually within a year.

OPERATING LEASES

The Company leases certain facilities and equipment under non-cancelable operating leases. The facility leases include options to extend the lease terms and provisions for payment of property taxes, insurance and maintenance expenses.

At March 2008, future minimum annual rental commitments under these lease obligations were as follows:

For the year ending March 31:

2009	$1,529,738
2010	1,386,110
2011	1,238,631
2012	698,871
2013	316,659
Thereafter	1,183,378

For the three months ended March 31, 2008 and 2007 rent expense was $458,321 and $150,218, respectively.

LITIGATION

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

8.  SUBSEQUENT EVENT

Through amendments to each of the Series J Warrants to Purchase Shares of Preferred Stock (“Series J Warrants”) issued to the seven institutional investors who purchased shares of the Series D Convertible Preferred Stock on June 13, 2007 (which Series J Warrants were issued in connection with such share purchases), the Company voluntarily reduced the per-share warrant exercise price payable upon exercise by any such investor of its Series J Warrant from $14.40 to $9.60, effective only for exercises thereof during the period between March 24, 2008 and April 18, 2008, which period the board of directors subsequently extended to April 25, 2008 (the “Reduced Warrant Price Period”). This reduced warrant exercise price applied for all remaining, unexercised Series J Warrants then held by each such institutional investor, and the original exercise price of $14.40 per share automatically re-applies to any Series J Warrants not exercised at the reduced price during the Reduced Warrant Price Period. These amendments were made because the Company determined that the Company would provide another enhanced opportunity to obtain financing from these seven institutional investors.

The Company also amended each of the Series C Warrants to Purchase Shares of Common Stock (“Series C Warrants”) and Series D Warrants to Purchase Shares of Common Stock (“Series D Warrants”), all of which were also issued in connection with such purchases of the Series D Convertible Preferred Stock on June 13, 2007 to these seven institutional investors, to provide that, in the event that such institutional investor exercised any portion of its Series J Warrant during the Reduced Warrant Price Period, the per-share warrant exercise price payable upon exercise of its Series C Warrant would be reduced from $1.35 to $0.01 and the per-share warrant exercise price payable upon exercise of its Series D Warrant would be reduced from $1.87 to $0.01 for the same percentage of such investor’s original Series C Warrants and Series D Warrants as the percentage of Series J Warrants then exercised by such investor during the Reduced Warrant Price Period. For example, if an institutional investor exercised one-quarter (1/4) of its Series J Warrants during the Reduced Warrant Price Period, the per-share exercise price for its Series C Warrant and Series D Warrant would be so reduced for one-quarter (1/4) of its original Series C Warrant and Series D Warrant. Any applicable reduced warrant exercise price for the Series C Warrants and Series D Warrants would apply for the remainder of their respective terms.

Each of the Series A Warrants to Purchase Shares of Common Stock (“Series A Warrants”), Series B Warrants to Purchase Shares of Common Stock (“Series B Warrants”), Series J Warrants, Series C Warrants, and Series D Warrants provides that such warrants may only be amended by written instruments signed by the Company and the holders of warrants exercisable for a majority of the shares of the stock underlying all of the then-outstanding Series A Warrants, Series B Warrants, Series J Warrants, Series C Warrants, and Series D Warrants, respectively.  By amendments to each of the Series A Warrants, Series B Warrants, Series J Warrants, Series C Warrants, and Series D Warrants, the institutional investors have agreed that neither the reductions to the respective warrant exercise prices of the Series J Warrants, Series C Warrants, and Series D Warrants nor the possible exchange of certain of the Series A Warrants, Series B Warrants, and Series D Warrants into a to-be-designated series of the preferred stock would trigger the anti-dilution protections set forth in such warrants.

In addition, the Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock (the “Series D Certificate of Designation”) and the Certificate of Designation of the Relative Rights and Preferences of the Series D-2 Convertible Preferred Stock of the Company (the “Series D-2 Certificate of Designation” and, together with the Series D Certificate of Designation, the “Certificates of Designation”) provide for certain anti-dilution protections in favor of the holders of such shares of the preferred stock.  Each of the Certificates of Designation provides that it may be amended with the consent of holders of not less than sixty-six percent (66%) of the then-outstanding shares of Series D Convertible Preferred Stock or Series D-2 Convertible Preferred Stock (“Series D-2 Convertible Preferred Stock”), as applicable.  Holders of not less than sixty-six percent (66%) of such shares have consented in writing to the amendment to the Certificates of Designation to provide that neither the reductions to the warrant exercise prices of the Series J Warrants, Series C Warrants, and Series D Warrants nor the possible exchange of certain of the Series A Warrants, Series B Warrants, and Series D Warrants into a to-be-designated series of the preferred stock would trigger the anti-dilution protections set forth in the Certificates of Designation.  As a result, on April 25, 2008, the Company filed amendments to the Certificates of Designation with the Secretary of State of the State of Delaware.

As of the date of this Current Report, five institutional investors have exercised certain of their Series J Warrants at the reduced exercise price and acquired an aggregate of approximately 583,333 shares of the Series D-2 Convertible Preferred Stock for an aggregate of approximately $5.6 million.

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

Our primary business offerings are:

•	Document and data management solutions, also known as enterprise content management or "ECM" including Finance and Accounting Services Outsourcing or "FAO";
•	Information technology services outsourcing or "ITO"; and
•	Human resources outsourcing or "HRO".

CRITICAL ACCOUNTING POLICIES

We have identified the following as accounting policies that are the most critical to aid in understanding and evaluating our financial results:

•	revenue recognition;
•	allowance for doubtful accounts receivable; and
•	impairment of long-lived assets, including goodwill.

REVENUE RECOGNITION

We derive revenues from:

•	Enterprise content management services, including collaborative software products and services;
•	IT outsourcing services; and
•	Human resources outsourcing services.

We recognize revenues when the following criteria are met:

•	Persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists;
•	Delivery has been completed and no significant obligations remain;
•	Our price to the buyer is fixed or determinable; and
•	Collection is reasonably assured.

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

We assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and determined that there was no impairment to goodwill. As of March 31, 2008, our goodwill account balance was $10,078,185.

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2008 VS. THREE MONTHS ENDED MARCH 31, 2007

The privately held Former BPOMS began operations in July 26, 2005 and merged with the then publicly-held netGuru, Inc. on December 15, 2006 in a reverse merger. For accounting purposes, the acquisition has been treated as a recapitalization of Former BPOMS with Former BPOMS as the accounting acquirer. The historical financial statements prior to December 15, 2006, are those of the Former BPOMS.

The following entities of BPOMS are included in the consolidated results of operations from the date of their respective acquisitions:

Company	Inception/Acquisition Date

BPO Management Services, Inc. (the "Company")	Inception date: July 26, 2005
Adapsys Document Management LP ("ADM") (1)	Acquired: July 29, 2005
Adapsys LP ("ADP") (1)	Acquired: July 29, 2005
Digica, Inc. ("Digica")	Acquired: January 1, 2006
Novus Imaging Solutions, Inc. ("Novus") (1)	Acquired: September 30, 2006
NetGuru Systems, Inc. ("netGuru")	Acquired: December 15, 2006
Research Engineers, GmbH ("GmbH")	Acquired: December 15, 2006
DocuCom Imaging Solutions, Inc. ("DocuCom") (1)	Acquired: June 21, 2007
Human Resource Micro-Systems, Inc. ("HRMS")	Acquired: June 29, 2007
Blue Hill Data Services, Inc. ("Blue Hill") (2)	Acquired: October 10, 2007
BPO Management Services, Ltd. ("Ltd") (1)	Inception date: January 1, 2008

(1) On January 1, 2008, ADM, ADP, Novus, and DocuCom were amalgamated into one company, BPO Management Services, Ltd.
(2) Effective January 1, 2008, Digica was merged with Blue Hill

HRMS, DocuCom amd Blue Hill (“New Subsidiaries”) were all acquired subsequent to March 31, 2007. The following discussion compares the first three months of 2007 without the New Subsidiaries with the first three months of 2008 including the results of the New Subsidiaries.

NET REVENUES

The following table presents our net revenues by operating segment:

	For the three months ended
	March 31,
Net revenues	2008	2007

ECM	$4,024,352	$1,009,771
% of total net revenues	55.3%	50.5%

ITO	2,877,624	980,305
% of total net revenues	39.5%	49.0%

HRO	380,609	10,518
% of total net revenues	5.2%	0.5%

Total net revenues	$7,282,585	$2,000,594

Total net revenues increased by $5,281,991 or 264% to $7,282,585 during the three months ended March 31, 2008 from $2,000,594 during the same period in the prior year. Of the increase, $5,359,320 was contributed by the New Subsidiaries. Our total net revenues primarily consisted of net revenues from (1) enterprise content management, (2) IT Outsourcing services and (3) human resource outsourcing services.

ENTERPRISE CONTENT MANAGEMENT ("ECM")

Net revenue from ECM products and services during the three months ended March 31, 2008 increased by $3,014,581 or 299% to $4,024,352 from $1,009,771 during the three months ended March 31, 2007. Net revenue in the ECM business segment in fiscal 2008 includes $2,919,327 of net revenue from DocuCom, one of the New Subsidiaries, which was acquired in June of 2007.  The ECM segment includes our ECM solutions group and our collaborative software products and related services. The majority of our ECM solutions group services and our collaborative software revenue are generated from service-oriented projects where the revenue is recognized only upon the completion of specific project deliverables. The timing of these projects and the completion and recognition of revenue from various size projects creates variability in our ECM solutions group services revenues and collaborative software net revenues between quarters and fiscal years.

IT OUTSOURCING SERVICES ("ITO")

Net revenue from ITO during the three months ended March 31, 2008 increased by $1,897,319 or 194% to $2,877,624 from $980,305 during the three months ended March 31, 2007. Net revenue in the ITO business segment in fiscal 2008 includes $2,059,384 of net revenue from Blue Hill, one of the New Subsidiaries, which was acquired in October of 2007.

HUMAN RESOURCE OUTSOURCING SERVICES ("HRO")

Net revenue from HRO products and services during the three months ended March 31, 2008 increased by $370,091 or 3519% to $380,609 from $10,518 during the three months ended March 31, 2007. Net revenue in the HRO business segment in fiscal 2008 includes $380,609 of net revenue from HRMS, one of the New Subsidiaries, which was acquired in June of 2007.

OPERATING EXPENSES

The following table presents our operating expenses and the percentage of total net revenues:

	For the three months ended
	March 31,
Operating Expenses	2008	2007

Cost of services provided expenses	$3,543,352	$902,473
% of total net revenues	48.7%	45.1%

Selling, general and administrative expenses	$4,333,817	$1,736,885
% of total net revenues	59.5%	86.8%

Research and development expenses	$69,702	$66,011
% of total net revenues	1.0%	3.3%

Depreciation and amortization expenses	$784,429	$106,702
% of total net revenues	10.8%	5.3%

Share-based compensation expense	$207,092	$53,999
% of total net revenues	2.8%	2.7%

Total operating expenses	$8,938,392	$2,866,070
% of total net revenues	122.7%	143.3%

COST OF SERVICES PROVIDED EXPENSES

Cost of services provided expenses increased by $2,640,879 or 293% to $3,543,352 during the first quarter of fiscal 2008 from $902,473 during the first quarter of fiscal 2007.  Of the increase, $3,178,825 was attributable to the New Subsidiaries in 2008. primarily due to acquisitions of Novus, DocuCom, HRMS and of entities acquired from NetGuru subsequent to the third quarter of fiscal 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by $2,596,932 or 150% to $4,333,817 during the first quarter of fiscal 2008, from $1,736,885 during the first quarter of fiscal 2007.  Of the increase, $2,185,976 was attributable to the New Subsidiaries in 2008. The remainder of the increase,  $410,956, arose primarily from increased non-cash stock-based compensation expense, corporate salaries, and accounting fees.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses increased by $3,691 or 6% to $69,702 during the first quarter of fiscal 2008, from $66,011 during the first quarter of fiscal 2007.  The Company capitalized software development costs of approximately $167,000 and $0 during the three months ended March 31, 2008 and 2007, respectively.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses increased by $677,727 or 635% to $784,429 during the first quarter of fiscal 2008, from $106,702 during the first quarter of fiscal 2007, primarily due to the valuation allocations of fixed assets and intangible assets acquired by the New Subsidiaries.

SHARE-BASED COMPENSATION EXPENSE

We recorded share-based compensation expense of $207,092 in the first quarter of fiscal 2008 compared to $53,999 in the same period in the prior year.   Grants of employee stock options are recognized as expense in the Company’s financial statements based on their respective grant date fair values and are charged to compensation expense based on awards that are ultimately expected to vest.

OPERATING LOSS BY SEGMENT

Operating loss in the ECM segment increased to $399,346 in the first three months of fiscal 2008 from $365,573 in the first three months of fiscal 2007, primarily due the New Subsidiaries. The operating loss in the ITO segment increased to $49,589 in the first three months of fiscal 2008 from $16,644 in the first three months of fiscal 2007, primarily due to the acquisition of Blue Hill. The operating loss in the HRO segment increased to $194,037 in the first three months of fiscal 2008 from $70,816 in the first three months of fiscal 2007, primarily due to the acquisition of HRMS.  Corporate expenses increased to $1,012,835 in the first three months of fiscal 2008 from $412,443 in the first three months of fiscal 2007, primarily due to the acquisition of the New Subsidiaries and additional employees and increased professional fees.  The following table details the operating loss by segment:

	For the three months ended March 31,
Operating loss	2008	% of Total	2007	% of Total

ECM	$(399,346)	24.1%	$(365,573)	42.2%
ITO	(49,589)	3.0%	(16,644)	1.9%
HRO	(194,037)	11.7%	(70,816)	8.2%
Corporate	(1,012,835)	61.2%	(412,443)	47.7%
Consolidated	$(1,655,807)	100.0%	$(865,476)	100.0%

Operating losses for the periods were significantly influenced by non-cash expenses; depreciation, amortization, mainly of intangible assets recorded at the time of acquisition, and share-based compensation expense from the amortization of the value of stock option awards. The following table compares operating loss prior to the deduction of these non-cash expenses. This comparison displays operating improvements for the three months ended March 31, 2008 over those of the same period in the preceding year in both the ECM and ITO segments with a minor deterioration in the HRO segment which went through a major transition in later 2007 in the purchase of HRMS.

Operating loss excluding	For the three months ended March 31,
non-cash expenses (1)	2008	% of Total	2007		% of Total

ECM	$(206,320)	31.1%	$(343,741)		48.8%
ITO	370,287	-55.7%	12,495		-1.8%
HRO	(86,747)	13.1%	(68,218)		9.7%
Corporate	(741,505)	111.6%	(305,312)	(2)	43.3%
Consolidated	$(664,285)	100.0%	$(704,776)		100.0%

(1) Operating loss before the deuction of depreciation, amortization and share-based compensation expense
(2) Deferred compensation of $110,289  is included in the 2008 expense for Corporate. That expense relating to the three months ended March 31, 2007 was recorded later in the year. The inclusion of this expense in Q1 2007 would cause the $305,312 operating loss ascribed to Corporate to increase to $415,601 as compared to $741,505 in the same period in 2008.

INTEREST AND OTHER EXPENSE

The following table presents our interest and other expense and its percentage of total net revenues:

	For the three months ended
	March 31,
	2008	2007
Other Expense (Income)

Related parties interest	$26,852	$35,671
% of total net revenues	0.4%	1.8%

Amortization of related party debt discount	$-	$430,089
% of total net revenues	0.0%	21.5%

Other interest, net	$44,961	$38,534
% of total net revenues	0.6%	1.9%

Other income	$-	$(12,239)
% of total net revenues	0.0%	-0.6%

Total other expense	$71,813	$492,055
% of total net revenues	1.0%	24.6%

TOTAL INTEREST AND OTHER EXPENSE

Total interest and other expense decreased to $71,813 in the first three months of fiscal 2008 from $492,055 in the first three months of fiscal 2007, primarily due to amortization of related party debt discount expiring in fiscal 2007.

INCOME TAXES

In the first three months of fiscal 2008 and fiscal 2007, we recorded no income tax expense since we had incurred net losses from operations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity at March 31, 2008 consisted of $780,823 in cash and cash equivalents. Cash and cash equivalents increased by $168,806 in the first three months of fiscal 2008 from $612,017 in the first three months of fiscal 2007. We incurred net losses from operations of $1,727,620 and $1,357,531 and used cash in operations of $1,007,848 and $431,124 in the first three months of 2008 and 2007, respectively.

The primary reasons for cash used in operations during the first three months of fiscal 2008 were: net loss of $1,727,619 that included non-cash charges related to depreciation and amortization expense of $784,429 and share-based compensation expense of $207,092.  In addition, the timing differences in the payment of our current liabilities and collection of our current assets also contributed to the cash used in operations.

Net cash provided by investing activities in the first three months of fiscal 2008 was $475,709, primarily from the release of restricted cash to pay the purchase price obligation to a former shareholder from the purchase of DocuCom.

Net cash used in investing activities in the first three months of fiscal 2007 was $7,815, primarily for purchase of property and equipment.

Net cash provided by financing activities during the first three months of 2008 was $291,567 of which $1,206,371 came from bank borrowings and $914,804 was used to pay down debt.  In the first three months of fiscal 2007, we received $400,000 in cash proceeds from bridge loans and repaid debt in the amount of $45,052. The bridge loan was provided by Mr. Dolan, our chief executive officer and we issued a warrant to purchase 133,333 shares of Common Stock pursuant to the bridge loan agreement.

We have funded our operations primarily from the private placement of shares of our Common Stock and preferred stock, bank loans, and through the founders bridge loan facility established in August 2006. During the next twelve months, we anticipate raising the additional capital necessary to grow our business and complete additional acquisitions by issuing our equity securities and/or debt in one or more private transactions. We have retained Collins Stewart (previously C. E. Unterberg, Towbin) as our investment banker to spearhead this effort.

Subsequent to March 31, 2008, as detailed in Note 8 above, five institutional investors exercised certain of their Series J Warrants at a reduced exercise price and acquired an aggregate of approximately 583,333 shares of the Series D-2 Convertible Preferred Stock for an aggregate of approximately $5.6 million which amount is estimated to provide for the Company’s working capital needs for more than 12 months.

Our future capital requirements to complete our business plan will depend upon many factors. These factors include but are not limited to sales and marketing efforts, the development of new products and services, possible future corporate mergers or strategic acquisitions or divestitures, the progress of research and development efforts, and the status of competitive products and services. If our anticipated financing transactions do not take place at all and/or are unreasonably delayed, we may not have adequate funds to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

The uncertainty as to our ability to secure funds to support our working capital needs, recurring losses from operations, limited cash resources, and an accumulated deficit, among other factors, raised doubt about our ability to continue as a going concern.  This may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows.

The following table summarizes our contractual obligations and commercial commitments at March 31, 2008:

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$2,042,645	$1,669,417	$269,061	$104,167	$-

Capital lease obligations*	513,618	152,717	264,417	96,484	-

Operating leases	6,353,387	1,529,738	2,624,741	1,015,530	1,183,378

Purchase price payable -
former shareholders	1,215,944	1,215,944	-	-	-

Bridge loan payable	1,200,000	1,200,000	-	-	-

Total contractual obligations	$11,325,594	$5,767,816	$3,158,219	$1,216,181	$1,183,378

* Excludes imputed interest of $98,707

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have operations subject to material risks of foreign currency fluctuations, nor do we use derivative financial instruments.

 Interest Rate Risk. We are exposed to the impact of interest rate changes as they affect our term loans and operating lines. The interest rate charged on our term loans and operating lines varies based on prime rate and, consequently, our interest expense could fluctuate with changes in the prime rate. If the prime increased by one percent as of March 31, 2008, we would incur an additional $5,124 of interest expense during the quarter associated with the $2,049,726 in bank loans outstanding at March 31, 2008.

Foreign Currency Exchange Rate Risk.     For the quarter ended March 31, 2008, approximately 51.6% of the Company’s revenues were generated in Canada and 2.0% in Germany. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 81% of our balances of cash and cash equivalents as of March 31, 2008 was denominated in U.S. dollars. The remainder of our cash was comprised primarily of cash and cash equivalents balances translated from Canadian dollars and euros. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of “Accumulated Other Comprehensive Income”.

Although we intend to monitor our exposure to foreign currency fluctuations, including the use of financial hedging techniques if and when we may deem it appropriate, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 4T.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's ("SEC's") rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, our Certifying Officers have concluded, subject to the limitations noted below, that, as of the end of the period covered by this quarterly report on Form 10-Q:

(a) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

(b) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1-A.  RISK FACTORS

Our company is a Smaller Reporting Company.  A Smaller Reporting Company is not required to provide the risk factor disclosure required by this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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
______________
(1)  Attached as an exhibit to this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2008	BPO MANAGEMENT SERVICES, INC.

By: /s/ Donald W. Rutherford Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002