Form 10QSB/A
period 2007-06-30
BPO Management Services
filed 2008-06-13
CIK 1015920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

As filed with the Securities and Exchange Commission on June 13, 2008

FORM 10-QSB/A

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

PART I
FINANCIAL INFORMATION

Page

Item 1. Financial Statements	3
Condensed Consolidated Statements of Operations for the three and six months ended
June 30, 2007 and 2006 (unaudited)	3

Condensed Consolidated Balance Sheet as of June 30, 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
2007 and 2006 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operation	23

Item 3. Controls and Procedures	33

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures	35

Exhibits Attached to this amended Quarterly Report on Form 10-QSB/A	36

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This amended quarterly report on Form 10-QSB/A  contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

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

Any of the factors described above or in the "Risk Factors" section of this  amended quarterly report on Form 10-QSB/A could cause our future financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

We assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and determined that there was no impairment to goodwill. As of June 30, 2007, our goodwill account balance was $9,703,283.

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

IT OUTSOURCING SERVICES ("ITO")

Net revenue from ITO during the three months ended June 30, 2007 increased by $572,125 or 167% to $1,000,608 from $428,483 during the three months ended June 30, 2006. During the six months ended June 30, 2007 net revenue increased by $1,111,315 or 145% to $1,980,913 from $869,598 during the same period in the prior year. Increases were primarily due to the additional revenues from NetGuru Systems, Inc. acquired in December 2006 in conjunction with the reverse merger with NetGuru Inc.

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

OPERATING EXPENSES

The following table presents our operating expenses and the percentage of total net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating Expenses
Cost of services provided expenses	$971,014	$545,475	$1,873,488	$965,115
% of total net revenues	41.2%	43.0%	43.0%	33.4%

Selling, general and administrative expenses	$2,309,092	$1,291,576	$4,152,679	$2,946,218
% of total net revenues	98.0%	101.9%	95.3%	102.0%

Research and development expenses	$27,355	$-	$93,366	$-
% of total net revenues	1.2%	0.0%	4.0%	0.0%

Share-based compensation expense	$92,744	$19,977	$146,743	$39,953
% of total net revenues	3.9%	1.6%	3.4%	1.4%

Total operating expenses	$3,400,205	$1,857,028	$6,266,275	$3,951,286
% of total net revenues	144.3%	146.5%	143.8%	136.7%

COST OF SERVICES PROVIDED EXPENSES

Cost of services provided increased by $425,539 (78%) to $971,014 during the second quarter of fiscal 2007 from $545,475 during the second quarter of fiscal 2006 primarily due to acquisitions of Novus and DocuCom and of entities acquired from NetGuru subsequent to the second quarter of fiscal 2006.

Cost of services provided expenses increased by $908,373 (94%) to $1,873,488 during the six months of fiscal 2007 from $965,115 during the six months of fiscal 2006 primarily due to acquisistions of Novus and DocuCom and of entities acquired from NetGuru subsequent to the six months of fiscal 2006.

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

Net cash used in investing activities in the first six months of fiscal 2007 was $6,162,396, primarily for purchase of DocuCom, Novus, HRMS and property and equipment.

Net cash used in investing activities in the first six months of fiscal 2006 was $501,063, primarily for purchase of Digica and $125,470 for the purchase of property and equipment.

Net cash provided by financing activities during the first six months of 2007 was $12,944,550 of which $12,410,033 came from the net proceeds from the sale of $14,000,000 of preferred shares. In the first six months of fiscal 2007, we received $400,000 in cash proceeds from bridge loans and repaid bank debt in the amount of $179,483. The bridge loan was provided by Mr. Dolan, our chief executive officer and we issued a warrant to purchase 133,333 shares of common stock pursuant to the bridge loan agreement.

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
__________
(1) Attached as an exhibit to this amended quarterly report on Form 10-QSB/A.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BPO MANAGEMENT SERVICES, INC.

Date: June 13, 2008	By:	/s/ Donald W. Rutherford
Chief Financial Officer
(principal financial officer and duly authorized officer)

EXHIBITS ATTACHED TO THIS AMENDED QUARTERLY REPORT ON FORM 10-QSB/A

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)