Form 10-Q
period 2008-06-30
BPO Management Services
filed 2008-08-14
CIK 1015920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE

TRANSITION PERIOD FROM __________ to __________

Commission file number: 0-28560

BPO MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2356861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 N HANCOCK STREET, ANAHEIM HILLS, CA 92807
(Address of principal executive offices)

(714) 974-2670
(Issuer's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such  reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 12,671,034 on July 14, 2008.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Enterprise content management	$4,345,298	$1,352,273	$8,369,650	$2,362,044
IT outsourcing services	2,883,235	1,000,608	5,760,859	1,980,913
Human resource outsourcing services	592,226	3,299	972,835	13,817

Total revenues	7,820,759	2,356,180	15,103,344	4,356,774

Operating expenses:
Cost of services provided	4,053,105	971,014	7,596,457	1,873,488
Selling, general and administrative	3,595,767	2,242,683	7,909,328	3,979,568
Research and development	77,335	27,356	147,037	93,366
Depreciation and amortization	699,746	66,409	1,484,175	173,111
Share-based compensation	207,092	92,744	414,184	146,743

Total operating expenses	8,633,045	3,400,206	17,551,181	6,266,276

Loss from operations	(812,286)	(1,044,026)	(2,447,837)	(1,909,502)

Interest expense
Related parties	26,853	26,926	53,705	62,597
Amortization of related party debt discount	-	163,940	-	594,029
Other (net)	64,174	48,811	109,136	87,345
Other Expense	-	12,253	-	14

Total interest and other expense	91,027	251,930	162,841	743,985

Loss before taxes	(903,313)	(1,295,956)	(2,610,678)	(2,653,487)

Income tax expense	72,471	-	92,727	-

Net loss	(975,784)	(1,295,956)	(2,703,405)	(2,653,487)

Foreign currency translation gain (loss)	16,810	(290,555)	(180,194)	10,189

Comprehensive loss	$(958,974)	$(1,586,511)	$(2,883,599)	$(2,643,298)

Basic and diluted net loss per share	$(0.08)	$(0.15)	$(0.22)	$(0.32)

Basic and diluted weighted average common	12,671,034	8,621,527	12,457,919	8,623,630

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,763,454	$888,043
Restricted cash	-	922,888
Accounts receivable, net of allowance for doubtful accounts of $287,713 and $347,797, respectively	5,343,510	4,768,618
Inventory consisting of finished goods	193,944	268,160
Prepaid expenses and other current assets	696,839	417,041
Total current assets	10,997,747	7,264,750

Equipment, net of accumulated depreciation of $1,231,300 and $718,913, respectively	4,958,824	4,834,941
Goodwill	10,031,993	9,029,142
Intangible assets, net of accumulated amortization of $1,743,873 and $931,268, respectively	8,012,666	9,898,219
Other assets	33,157	38,449
	$34,034,387	$31,065,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of discount of $3,307 and $3,405, respectively	$1,879,536	$812,156
Current portion of capital lease obligations	271,660	149,653
Accounts payable	3,455,786	3,540,827
Accrued expenses	2,348,180	1,927,451
Accrued interest-related party	27,366	36,672
Accrued dividend payable	840,458	379,222
Accrued dividend payable-related party	355,843	67,242
Amount due former shareholders of acquired companies	1,000,000	2,101,771
Income taxes payable	222,872	257,091
Deferred revenues	1,979,760	2,509,885
Related party notes payable	1,200,000	1,200,000
Severence obligations payable	-	72,199
Other current liabilities	317,843	-
Total current liabilities	13,899,304	13,054,169

Long-term debt, net of current portion and net of discount of $3,031 and $4,825, respectively	338,072	24,117
Capital lease obligations, net of current portion	567,617	392,942
Other long-term liabilities	33,115	33,115
Total liabilities	14,838,108	13,504,343
Commitments and contingencies (Note 7)
Stockholders equity:
Convertible preferred stock, Series A, par value $.01; authorized
2,308,612 shares; 1,772,710 and 1,703,874 shares issued and outstanding, respectively	17,727	17,039
Convertible preferred stock, Series B, par value $.01; authorized
1,449,204 shares;1,449,204 shares issued and outstanding	14,492	14,492
Non-convertible preferred stock, Series C, par value $.01; authorized
21,378,000 shares; 916,667 shares issued and outstanding	9,167	9,167
Convertible preferred stock, Series D, par value $.01; authorized
1,500,000 shares; 1,427,084 and 1,458,334 shares issued and outstanding, respectively	14,271	14,583
Convertible preferred stock, Series D-2, par value $.01; authorized
1,500,000 shares; 1,312,500 and 729,167 shares issued and outstanding, respectively	13,125	7,292
Common stock, par value $.01; authorized 150,000,000 shares;
12,671,034 and 12,171,034 shares issued and outstanding, respectively	126,711	121,711
Additional paid-in capital	32,007,035	27,499,524
Accumulated deficit	(13,272,320)	(10,568,915)
Accumulated other comprehensive income, foreign currency translation adjustments	266,071	446,265
Total stockholders ' equity	19,196,279	17,561,158
	$34,034,387	$31,065,501

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$(2,703,405)	$(2,653,487)
Adjustment to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	661,199	68,443
Amortization of intangible assets	822,976	104,668
Stock-based compensation	414,184	-
Non-cash compensation expense recognized on issuance of stock options	-	146,741
Amortization of loan discount	-	594,031
Changes in operating assets and liabilities:
Accounts receivable	(574,892)	(167,234)
Inventory	74,216	540
Income tax receivable	-	250,000
Prepaid expenses and other current assets	(269,203)	(2,513)
Other assets	(5,303)	45,393
Accounts payable	(85,040)	(366,413)
Accrued expenses	420,729	348,743
Accrued interest-related parties	(9,306)	-
Accrued dividends	461,236	-
Accrued dividends-related parties	288,601	-
Amount due former shareholders of acquired companies	(215,944)	179,579
Deferred revenue	(530,125)	(178,780)
Income taxes payable	(34,219)	(7,725)
Payments of severence liability	(72,199)	(293,738)
Other current liabilities	317,843	-
Net cash used in operating activities	(1,038,652)	(1,931,752)

Cash flows from investing activities:
Purchase of equipment, net	(1,285,082)	(303,969)
Purchase obligation payment - Novus	-	(962,571)
Restricted deposit of purchase obligation	922,888	(1,948,434)
Cash paid for acquisitions, net of cash acquired	-	(2,947,422)
Net cash used in investing activities	(362,194)	(6,162,396)

Cash flows from financing activities:
Proceeds from bank loans, net	1,381,335	(179,483)
Repayment of notes issued to former shareholders	(885,827)	-
Assets acquired under capital lease obligations	380,161	360,090
Repayment of capital lease obligations	(83,479)	(46,090)
Proceeds from related party loan	-	400,000
Proceeds from issuance of preferred stock, net of cash paid for commissions and direct costs	5,157,996	12,410,033
Dividends declared on preferred stock	(753,461)	-
Net cash provided by financing activities	5,196,725	12,944,550
Effect of exchange rate changes on cash and cash equivalents	79,532	(290,555)
Net increase in cash	3,875,411	4,559,847
Cash and cash equivalents, beginning of period	888,043	706,197
Cash and cash equivalents, end of period	$4,763,454	$5,266,044

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$185,109	$56,023

Income taxes	$19,217	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment under capital leases	$380,161	$360,090
Issuance of warrants	$-	$185,187
Preferred Stock Series A dividend	$689	$636
Acquisition of a company:
Net assets acquired	$-	$2,393,691
Net liabilities assumed	$-	$2,973,910
Common stock issued as consideration for acquisition	$-	$400,000

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

1.  Organization and Basis Of Presentation

Organization

BPO Management Services, Inc  (together with its subsidiaries, the "Company" or “BPOMS”) was incorporated in Delaware in 1981 and was formerly known as netGuru, Inc. (“netGuru”).  On December 15, 2006, the Company merged with BPO Management Services, Inc., a Delaware corporation incorporated on July 26, 2005 (“Former BPOMS”).  In that transaction, the Company’s name was changed from netGuru to BPO Management Services, Inc., and the shareholders of Former BPOMS received aggregate netGuru equity comprised of 7,336,575 shares of common stock (“Common Stock”), 1,567,095 shares of Series A preferred stock, 1,449,200 shares of Series B preferred stock, and 916,666 shares of Series C preferred stock, which represented the majority of the outstanding shares after the merger.  The Company is a provider of business process outsourcing services offering enterprise content management ("ECM") services, information technology outsourcing ("ITO") services and human resource outsourcing ("HRO") services to middle market enterprises located primarily in the United States and Canada.

For accounting purposes, the acquisition has been treated as a recapitalization of Former BPOMS, prior to the merger with netGuru with Former BPOMS as the acquirer. The historical financial statements prior to December 15, 2006, are those of the Former BPOMS which began operations on July 26, 2005. All share-related data has been presented giving effect to the recapitalization resulting from the reverse merger.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The interim financial statements should be read in conjunction with the Company's consolidated financial statements and related footnotes included in our Annual Report on Forms 10-KSB and 10KSB/A for the year ended December 31, 2007.

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

Company	Segment	Inception/Acquisition Date

BPO Management Services, Inc. (the "Company")	Corporate	Inception date: July 26, 2005
Web4 division of the Company ("Web4")	ECM	Acquired: December 15, 2006
Adapsys Document Management LP ("ADM") (1)	ECM	Acquired: July 29, 2005
Adapsys LP ("ADP") (1)	ECM	Acquired: July 29, 2005
Digica, Inc. ("Digica") (2)	ITO	Acquired: January 1, 2006
Novus Imaging Solutions, Inc. ("Novus") (1)	ECM	Acquired: September 30, 2006
NetGuru Systems, Inc. ("NGSI")	ITO	Acquired: December 15, 2006
Research Engineers, GmbH ("GmbH")	ECM	Acquired: December 15, 2006
DocuCom Imaging Solutions, Inc. ("DocuCom") (1)	ECM	Acquired: June 21, 2007
Human Resource Micro-Systems, Inc. ("HRMS")	HRO	Acquired: June 29, 2007
Blue Hill Data Services, Inc. ("Blue Hill") (2)	ITO	Acquired: October 10, 2007
BPO Management Services, Ltd. ("Ltd") (1)	ECM	Inception date: January 1, 2008

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At June 30, 2008, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations and notes payable approximated their fair value, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date.

Foreign Currency Translation

The financial condition and results of operations of the Company’s foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at the fiscal year-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective fiscal years. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive (loss) in the consolidated statements of stockholders’ equity and comprehensive loss. Gains and losses resulting from foreign currency transactions are included in operations and were not material for the six months ended June 30, 2008 and 2007.

Cash and Cash Equivalents

The Company considers all liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.   The Company maintains its cash balances at financial institutions that management believes possess high-credit quality.  At June 30, 2008, the Company had $42,380 on deposit that exceeded the United States (FDIC) federal insurance limit of $100,000 per entity per bank.  At June 30, 2008, the Company had no accounts on deposit that exceeded the Canadian (CDIC) insurable limit of Cdn$100,000 per entity per bank.  The Canadian funds insurance is limited to Canadian currency deposits only and does provide coverage to money master high interest savings accounts (money market accounts) but all accounts are considered in the overall limitation per entity per bank.

Inventory

Inventory consists primarily of finished goods and is stated at the lower of cost or market.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

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

In December 2007, the Company assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and determined that there was no impairment to goodwill. As of June 30, 2008, the Company’s goodwill balance was $10,031,993.  The Company obtained third-party valuations relating to three acquisitions during 2007, and has allocated the purchase price in accordance with that valuation.

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

Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to twelve months. Service contracts are also for periods of up to twelve months. The Company did not have any fixed price contracts at June 30, 2008. Fees for certain services are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer's fee is determinable. The customer's fee is negotiated at the onset of the arrangement.

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

Concentration of Risk

The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable balances. For the six months ended June 30, 2008 and 2007, no single customer accounted for 10% of the Company’s consolidated net sales.

DocuCom purchases the majority of the services it sells from one vendor.  During the six months ended June 30, 2008, DocuCom purchased approximately $2,312,790 of services from that vendor.

Deferred Revenues

The Company defers revenues for its maintenance contracts and for its collaborative software sales that are not considered earned. The Company recognizes revenues and selling costs when the maintenance contracts are sold, and provides for contract cancellations based on historical experience. The Company defers its collaborative software sales revenues if it invoices or receives payment prior to the completion of a project, and then recognizes these revenues upon completion of the project when no significant obligations remain.

Research and Development

The Company's research and development ("R&D") costs consist mainly of software developers' salaries. The Company follows the provisions of SFAS No. 86 to capitalize software development costs when technological feasibility has been established and to stop capitalization when the product is available for general release to customers. The Company expenses development costs when they are related to enhancement of existing software products. The Company capitalized software development costs of approximately $237,600 and $0, during the six months ended June 30, 2008 and 2007, respectively.

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

SFAS 123(R) requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes-Merton option pricing model, which incorporates various assumptions including volatility, expected life, expected dividend and interest rates. As a private company, Former BPOMS did not have a history of market prices of its Common Stock, and as such, the Company used an estimated volatility in accordance with SAB No. 107 “Share Based Payment.” The Company used the volatility of the stock price of netGuru, BPOMS’ predecessor company, adjusted to remove the effects of divestitures, cash distributions, and the reverse merger which BPOMS deems not representative of the events that would take place during expected term of the options that were valued. The expected life of awards was based on the simplified method as defined in SAB No. 107. The risk-free interest rate assumption was based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption was based on the Company’s history and expectation of not paying any dividends in the foreseeable future. Forfeitures were estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses the straight line amortization model to record expenses under this statement and recognized share-based compensation expense for the stock options granted during the three months ended June 30, 2008 and 2007 in the amounts of $207,092 and $92,744, respectively, and $414,184 and $146,743 during the six months ended June 30, 2008 and 2007, respectively. The Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense if there are any modifications or cancellation of the underlying unvested securities. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

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

Segment Reporting

The Company applies the provisions of SFAS No. 131, "Disclosures about Segments   of an Enterprise and Related Information." SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. See Note 6 "Segment and Geographic Data" for a description of and disclosures regarding the Company's significant reportable segments.

Reclassifications

Certain reclassifications have been made to the three and six months ended June 30, 2007 condensed consolidated financial statements to conform to the three and six months ended June 30, 2008.

Retirement Plans

The Company and certain of its United States subsidiaries have qualified cash or deferred 401(k) retirement savings plans. The plans cover substantially all United States employees who have attained age 21 and have one year of service. Employees may contribute up to 15% of their compensation. The Company does not make matching contributions to the plan, except in one subsidiary, where it matches 100% of the employee contribution up to a maximum of 4% of the employee’s salary.  Certain of its Canadian subsidiaries have defined contribution pension plans whereby after a qualification period the company contributes an amount which vary from 2% to 8% of the employees annual earnings.  For the three months ended June 30, 2008 and 2007, the Company contributions to the plans amounted to $45,629 and $7,678, respectively, and $93,277 and $20,683 for the six months ended June 30, 2008 and 2007, respectively.

Basic and Diluted Loss Per Share

In accordance with FASB Statement No. 128, Earnings Per Share, we calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive Common Stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive Common Stock equivalents would include the Common Stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our Common Stock at the measurement date. As of June 30, 2008 and 2007, all potentially dilutive Common Stock equivalents amounted to 120,009,464 and 124,344,210 shares, respectively.

The following table illustrates the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(975,784)	$(1,295,956)	$(2,703,405)	$(2,653,487)
Less:
Preferred dividends paid in stock	(34,759)	(32,112)	(68,836)	(63,594)
Loss and numerator used in computing basis and diluted loss per share	$(1,010,543)	$(1,328,068)	$(2,772,241)	$(2,717,081)
Denominator:

Denominator for basic and diluted net loss per share- weighted average number of common shares outstanding	12,671,034	8,621,527	12,457,919	8,623,630

Basic and diluted net loss per share	(0.08)	(0.15)	(0.22)	(0.32)

The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share because to do so would be antidilutive since the company reported net losses in all the reporting periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Options to purchase shares of common stock	5,002,954	2,487,002	5,002,954	2,487,002
Warrants to purchase shares of common stock	68,086,261	95,436,953	68,086,261	95,436,953
Shares of convertible preferred stock - Series A	1,637,710	1,637,710	1,637,710	1,637,710
Shares of convertible preferred stock - Series B	1,449,204	1,449,204	1,449,204	1,449,204
Shares of convertible preferred stock - Series D	22,833,341	23,333,341	22,833,341	23,333,341
Shares of convertible preferred stock - Series D-2	20,999,998	-	20,999,998	-
Total	120,009,468	124,344,210	120,009,468	124,344,210

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

The purchase price consisted of cash in the amount of Cdn$961,097 (approximately US$910,000), at closing on June 21, 2007. The purchase agreement also provided that the Company pay the selling shareholders Cdn$900,000 (approximately US$840,000) three months after closing and Cdn$900,000 (approximately US$840,000) nine months after closing.  At June 30, 2008, all such amounts have been paid.

On June 29, 2007, the Company purchased 100% of the issued and outstanding capital stock of HRMS. The aggregate purchase price was $2,000,000, of which amount the Company paid the selling shareholders $1,600,000 and issued them 384,968 shares of the Company’s restricted Common Stock valued at $400,000 (based upon the volume-weighted average closing bid price of the Common Stock during the ten consecutive trading days immediately preceding the closing).

The HRMS product delivers customizable software solutions for domestic and global mid-market organizations seeking to optimize their human resources service delivery and is being integrated with the Company’s existing human resources outsourcing services based in San Francisco, California in order to broaden the Company’s HRO offering to its customers.

Through a Stock Purchase Agreement, entered into as of October 10, 2007, we purchased the issued and outstanding capital stock of Blue Hill, a privately-held data center outsourcing services company, based in Pearl River, New York.  Blue Hill is a full-service data center outsourcing provider with customers located throughout the United States representing a wide range of industries.   The operations of Digica, Inc. have been merged with those of Blue Hill and it is our intention that our remaining Information Technology Outsourcing business unit will be combined with Blue Hill’s operations to create additional capability for both new and existing customers and generate additional economic efficiencies.  At or about the closing date, we transferred approximately $11 million of value, as follows:  (i) cash payments to the current selling stockholders of approximately $6.6 million; (ii) our 15-month promissory note in the initial principal amount of $1 million, subject to offset in our favor with respect to any claims for indemnity by us under the terms of the Stock Purchase Agreement; (iii) cash payment through Blue Hill in the amount of approximately $1.4 million to its former stockholder; and (iv) 2,666,666 shares of our restricted Common Stock valued at approximately $1.8 million (based upon the volume-weighted average closing bid price of our Common Stock during the ten consecutive trading days immediately preceding the closing).  The promissory note bears interest from and after January 1, 2009, at the rate of 9% per annum and is “secured” by a document to be held in escrow, styled as a confession of judgment.  The principal of the note, less any offsets, is, at the selling stockholders’ option, convertible into restricted shares of our Common Stock, the number of which is to be calculated in the same manner as the shares issued at closing were calculated.

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

Acquired identifiable intangible assets of DocuCom, HRMS and Blue Hill in the amount of $2,300,000, $500,000 and $5,800,000, respectively, were assigned to customer contracts and non-compete agreements.  The purchase price and costs associated with the DocuCom, HRMS and Blue Hill acquisitions exceeded the Company’s allocation of the fair value of net assets acquired by $1,462,693, $1,558,268 and $2,397,891, respectively, which was assigned to goodwill.  The Company has obtained third-party valuations of the net assets and the allocation of the purchase price for these three acquisitions.  Preliminary allocations as of December 31, 2007 resulted in adjustments to goodwill during the six months ended June 30, 2008 in the amounts of $800,000 and $700,000 to HRMS and Blue Hill, respectively.  The amount assigned to goodwill is not expected to be deductible for United States income tax, state income tax or Canadian income tax purposes.

The following unaudited pro forma financial information presents the combined results of operations of the Company, DocuCom, HRMS and Blue Hill for the six months ended June 30, 2007 as if the acquisitions had occurred on January 1, 2007.

Unaudited Pro Forma Statement of Operations For the Six Months Ended June 30, 2007:

	BPOMS	DocuCom	HRMS	Blue Hill	Pro Forma

Revenues	$4,356,774	$7,134,492	$682,361	$2,075,963	$14,249,590

Net Income (Loss)	$(2,653,487)	$(36,290)	$(3,189)	$264,604	$(2,428,362)

Basic and diluted loss per common share	$(0.31)	$-	$(0.01)	$0.10	$(0.21)

Basic and diluted weighted average common shares outstanding	8,623,630	-	384,968	2,666,666	11,675,264

4.  Debt

Short-Term Related Party Debt

Short-term related party debt consisted of the following at June 30, 2008 and December 31, 2007:

	2008	2007

Notes Payable to two officers, who are significant shareholders, secured by all assets of the Company, bearing an annual interest rate of 9%	$1,200,000	$1,200,000

Long-term debt consisted of the following at June 30, 2008 and December 31, 2007:

		2008	2007
a.	Credit facility from Royal Bank of Canada, stated interest at a
	floating rate plus 1.05%, (totaling 5.80% and 7.05% at June 30, 2008 and
	December 31, 2007, respectively) secured by assets of the Company	$1,467,180	$795,132
b.	Loan from Business Development Bank of Canada, stated
	interest at a floating rate plus 3.25%, (totaling 10.00% and 11.25% at
	June 30, 2008 and December 31, 2007, respectively), secured by assets
	and personal guarantees of the Company, expiring May 21, 2010	38,026	49,371
c.	Credit facility from Comerica Bank, stated interest at the
	Comerica Bank prime rate plus 1.00% ranging to 1.25%
	(totaling 6.00%, 6.25% and 6.00% for the operating line, term loan and equipment loan,
	respectively, at June 30, 2008), secured by assets and guaranty of the Company	718,740	-
d.	Capital lease obligations maturing at dates ranging
	from November 30, 2009 to December 31, 2011, secured
	by the leased assets	973,719	655,522

	Total long-term debt before unamortized discount
	and inputed interest	4,397,665	2,700,025
	Less: Imputed interest and unamortized discount	(140,780)	(121,157)

	Long-term debt	4,256,885	2,578,868
	Less: current portion	2,151,196	961,809

		$2,105,689	$1,617,059

Related Party Notes Payable

In August 2006 the Company entered into an agreement with two individuals who are officers, directors, and significant shareholders for a bridge loan not to exceed $3,000,000.  From the inception of that agreement through January 30, 2007 a total of $2,740,000 was advanced to the Company.  The loan agreement provided for principal and accrued and unpaid interest were due and payable April 30, 2007.  The loan agreement is unsecured.  The unpaid principal of $1,200,000 and accrued and unpaid interest of $27,366 as of June 30, 2008 are due and payable on demand. The amount due under the loan agreement has both a face and stated value of $1,200,000 as of June 30, 2008.  The stated fixed interest rate is 9.00% per annum.

Common share purchase warrants (collectively the Warrants) to purchase one share of the Company’s Common Stock, par value $0.01 per share at an exercise price of $0.035 per share that are exercisable on issuance were granted in conjunction with the loan agreement. The total funds borrowed from the related parties amounted $2,740,000.  The associated Warrants are exercisable for 707,704 shares of Common Stock. The Warrants, which expire seven years after issuance, were assigned a value of $834,717, estimated using the Black-Scholes-Merton valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes-Merton valuation model: a term of seven years, risk-free rate range of 4.16% - 5.03%, volatility of 125%, and dividend yield of zero. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to the Warrants was allocated based on their relative fair values. The discount on the loan agreement for the Warrants was accreted to interest expense, using the effective interest method, over the initial term of the loan agreement (original loan agreement due date was April 30, 2007) Total interest expense recognized relating to the accretion of the Warrants discount for the three month periods ending June 30, 2008 and 2007 was $0 and $430,802, respectively.

The loan agreement provided that if the Company required additional equity in order to meet certain surplus requirements needed to accomplish the reverse merger with netGuru, it could offer  the related parties the opportunity to convert  a  portion of  the outstanding loan agreement amount then payable at an aggregate conversion price equal to 50% of the fair value of the Common Stock at the adjusted closed market price on the day immediately preceding the conversion of the loan agreement amounts.  A total of $1,540,000 was converted into 916,667 shares of the Company’s Series C preferred stock in December 2006 (conversion price of $1.68 per share of Series C preferred stock is based on an adjusted closing price of the Common Stock on the day immediately preceding the conversion of $3.36).  The Company incurred an $82,200 loan fee of 3% of the total amount borrowed under the loan agreement which was paid to the related parties.

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

a.  Credit Facility From The Royal Bank of Canada

Ltd has a revolving operating line with the Royal Bank of Canada with a maximum availability of Cdn $1,750,000 and carries an annual interest rate of the Royal Bank of Canada prime rate plus 1.05%, which amounted to 5.80% at June 30, 2008.  The credit facility is secured by a general security agreement signed by Ltd., as well as a postponement and assignment of claim from the Company. The borrowing limit on the credit facility is 75% of the good accounts receivable of Ltd.  At June 30, 2008 and December 31, 2007, Ltd had an outstanding balance of approximately $1,467,180 and $795,132, respectively.

b.  Term Loan From Business Development Bank of Canada

Ltd has a term loan with the Business Development Bank of Canada that expires on May 21, 2010. The interest rate on this loan is bank's floating rate plus 3.25% and monthly principal re-payments are approximately $1,600. At June 30, 2008, the annual rate of interest on this loan was 10.0% and the balance outstanding was approximately $38,026. The loan is secured by a general security agreement from Ltd and joint and personal guarantees in the amount of approximately $43,000 by two former principals of ADM who were also the Company's 5% shareholders. The Company issued a 7-year warrant to purchase 5,435 shares of the Company's Common Stock at an exercise price of $0.03 per share to each of these shareholders in return for their loan guarantees. The warrants, valued at approximately $11,049, were recorded as a discount to the term loan. The value of the warrants is being amortized to interest expense over the term of the loan. Unamortized discount at June 30, 2008 and December 31, 2007 was approximately $6,339 and $8,980, respectively.

c.  Credit Facility From Comerica Bank

During the first quarter of fiscal 2008, Blue Hill obtained a credit facility from Comerica Bank which includes a revolving operating line limited to the lesser of the $1,000,000 maximum availability or 80% of eligible accounts receivable and carries an annual interest rate of the Comerica Bank prime rate plus 1.0%, which amounted to 6.0% at June 30, 2008, a $500,000 term loan amortized over a four year period and bearing interest at the Comerica Bank prime rate plus 1.25%, which amounted to 6.25% at June 30, 2008 and a specific advance facility for equipment purchases to a maximum of $500,000 bearing interest at the Comerica Bank prime rate plus 1.25%, which amounted to 6.0% at June 30, 2008. The loans are supported by a general security interest in all the assets of Blue Hill and the operating facility is also supported by the guaranty of BPOMS and the subordination of loans of a minimum of $1,400,000, payable by Blue Hill to BPOMS, to Comerica Bank. At June 30, 2008 Blue Hill had an outstanding balance of $219,678 under the operating line, $447,917 of the term loan, and $51,145 under the equipment loan. Interest expense for the three month period ended June 30, 2008 and six month period ended June 30, 2008 amounted to $12,947 and $31,016, respectively.

d.  Capital Leases

Capital leases consist primarily of equipment leases for the U.S. entities. The Company added approximately $380,161 and $360,090 to capital leases during the six months ended June 30, 2008 and 2007, respectively.

Long-term debt, excluding unamortized discount, and capital lease obligations mature in each of the following years ending June 30:

	Long-Term	Capital Lease
	Debt	Obligations

2009	$1,879,536	$341,576
2010	140,155	301,297
2011	125,000	263,719
2012	72,917	67,127
2013	-	-
Thereafter	-	-
Total minimum payments	$2,217,608	$973,719
Less: amount representing interest		(134,442)

Present value of minimum capital lease payments		$839,277

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

In March 2008, a certain investor converted 31,250 shares of their Preferred Series D Convertible Stock into 500,000 shares of the Company’s Common Stock.

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

During April of 2008, five institutional investors have exercised certain of their Series J Warrants at the reduced exercise price and acquired an aggregate of approximately 583,333 shares of the Series D-2 Convertible Preferred Stock for an aggregate of approximately $5.6 million.

6.  SEGMENT AND GEOGRAPHIC DATA

The Company is a business process outsourcing services provider. The Company's operating segments are:

●	Enterprise content management (ECM)
●	Information Technology services outsourcing (ITO) and
●	Human resources outsourcing (HRO)

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

The significant components of worldwide operations by reportable operating segment for the three and six months ended June 30, 2008 and 2007, respectively, are:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues
ECM	$4,345,298	$1,206,791	$8,369,650	$2,362,044
ITO	2,883,235	1,146,090	5,760,859	1,980,913
HRO	592,226	3,299	972,835	13,817
Consolidated	$7,820,759	$2,356,180	$15,103,344	$4,356,774

Operating income (loss)
ECM	$(322,641)	$(138,148)	$(721,987)	$(503,721)
ITO	197,035	(169,140)	147,446	(185,784)
HRO	34,718	(77,694)	(159,319)	(148,510)
Corporate	(721,398)	(659,044)	(1,713,977)	(1,071,487)
Consolidated	$(812,286)	$(1,044,026)	$(2,447,837)	$(1,909,502)

Depreciation and amortization expense
ECM	$193,025	$17,336	$380,624	$39,168
ITO	419,876	35,823	843,793	64,962
HRO	107,290	2,561	130,579	5,159
Corporate	64,238	62,222	129,179	115,355
Consolidated	$784,429	$117,942	$1,484,175	$224,644

The Company's operations are based in domestic and foreign subsidiaries and branch offices in the U.S., Canada and Germany. The following are significant components of worldwide operations by geographic location:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues
North America	$7,622,526	2,127,584	$14,745,273	$4,011,895
Europe	198,233	228,596	358,071	344,879
Consolidated	$7,820,759	$2,356,180	$15,103,344	$4,356,774

	At	At
	June 30,	December 31,
Long-Lived Assets	2008	2007
North America	$23,016,376	$23,777,079
Europe	20,264	23,672
Consolidated	$23,036,640	$23,800,751

7.  Commitments and Contingencies

Financial Results, Liquidity and Management’s Plan Activities

The Company has incurred losses in the six months ended June 30, 2008 of $2,703,405. The Company has been able to obtain operating capital through private debt funding sources, the sale of shares of its Common Stock and through the exercise of warrants to purchase shares of its Common Stock. Management's plans include the continued development and implementation of its business plan.  No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's Common Stock and borrowing or that the continued implementation of its business plan will generate sufficient revenues in the future.

Amount Due to Former Shareholders of Acquired Companies

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

At June 30, 2008, future minimum annual rental commitments under these lease obligations were as follows:

For the year ending June 30:

2009	$1,460,722
2010	1,292,893
2011	1,173,348
2012	524,877
2013	320,203
Thereafter	1,233,251

$6,005,294

For the three months ended June 30, 2008 and 2007 rent expense was $340,750 and $158,415, respectively.  For the six months ended June 30, 2008 and 2007 rent expense was $799,071 and $308,633, respectively.

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

●	Our ability to continue as a going concern;
●
Our ability to obtain additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future;

●	Our ability to successfully implement our business plans and the possibility of strategic acquisitions;
●	Our ability to attract and retain strategic partners and alliances;
●	Our ability to hire and retain qualified personnel;
●	The risks of uncertainty of protection of our intellectual property;
●	Risks associated with existing and future governmental regulation to which we are subject; and
●	Uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

Any of the factors described above or others  could cause our future financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our Common Stock to fluctuate substantially.

Overview

BPO Management Services, Inc (together with its subsidiaries, the "Company" or “BPOMS”) was incorporated in Delaware in 1981 and was formerly known as netGuru, Inc. (“netGuru”). On December 15, 2006, the Company merged with BPO Management Services, Inc., a Delaware corporation incorporated on July 26, 2005 (“Former BPOMS”). In that transaction (the “Merger”), the Company’s name was changed from netGuru to BPO Management Services, Inc.. Upon the closing of the Merger, we adopted Former BPOMS’ (as the accounting acquirer) accounting year end of December 31.

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

Our primary business offerings are:

●	Document and data management solutions, also known as enterprise content management or "ECM";
●	Information technology services outsourcing or "ITO"; and
●	Human resources outsourcing or "HRO".

Critical Accounting Policies

We have identified the following as accounting policies that are the most critical to aid in understanding and evaluating our financial results:

●	revenue recognition;
●	allowance for doubtful accounts receivable; and
●	impairment of long-lived assets, including goodwill.

Revenue Recognition

We derive revenues from:

●	Enterprise content management services, including collaborative software products and services;
●	IT outsourcing services; and
●	Human resources outsourcing services.

We recognize revenues when the following criteria are met:

●	Persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists;
●	Delivery has been completed and no significant obligations remain;
●	Our price to the buyer is fixed or determinable; and
●	Collection is reasonably assured.

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

We assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and determined that there was no impairment to goodwill. As of June 30, 2008, our goodwill account balance was $10,031,993.

Consolidated Results of Operations

The privately held Former BPOMS began operations in July 26, 2005 and merged with the then publicly-held netGuru, Inc. on December 15, 2006 in a reverse merger. For accounting purposes, the acquisition has been treated as a recapitalization of Former BPOMS with Former BPOMS as the accounting acquirer.

The following entities of BPOMS are included in the consolidated results of operations from the date of their respective acquisitions:

Company	Segment	Inception/Acquisition Date

BPO Management Services, Inc. (the "Company")	Corporate	Inception date: July 26, 2005
Web4 division of the Company ("Web4")	ECM	Acquired: December 15, 2006
Adapsys Document Management LP ("ADM") (1)	ECM	Acquired: July 29, 2005
Adapsys LP ("ADP") (1)	ECM	Acquired: July 29, 2005
Digica, Inc. ("Digica") (2)	ITO	Acquired: January 1, 2006
Novus Imaging Solutions, Inc. ("Novus") (1)	ECM	Acquired: September 30, 2006
NetGuru Systems, Inc. ("NGSI")	ITO	Acquired: December 15, 2006
Research Engineers, GmbH ("GmbH")	ECM	Acquired: December 15, 2006
DocuCom Imaging Solutions, Inc. ("DocuCom") (1)	ECM	Acquired: June 21, 2007
Human Resource Micro-Systems, Inc. ("HRMS")	HRO	Acquired: June 29, 2007
Blue Hill Data Services, Inc. ("Blue Hill") (2)	ITO	Acquired: October 10, 2007
BPO Management Services, Ltd. ("Ltd") (1)	ECM	Inception date: January 1, 2008

(1)	On January 1, 2008, ADM, ADP, Novus, and DocuCom were amalgamated into onecompany, BPO Management Services, Ltd.
(2)	Effective January 1, 2008, Digica was merged with Blue Hill

HRMS, DocuCom and Blue Hill (the “New Subsidiaries”) were all acquired in 2007 on the dates noted above. The three month period ended June 30, 2007 did not reflect any of the operations of the New Subsidiaries, nor did the six month period with the exception of the operations of DocuCom for a portion of June.

The results for the three and six month periods ending June 30 2008 are significantly influenced by the New Subsidiaries which contributed approximately 71% and 73% of the sales and 63% and 63% of the operating expenses for the three and six month periods ended June 30, 2008, respectively. During the same periods in 2007 they accounted for 13% and 7% of sales and 6% and 3% of operating expenses for the three and six month periods, respectively. In the table below the entities existing prior to the acquisition of the New Subsidiaries, the Company, Web4, ADM, ADP, Digica, Novus, NGSI and GmbH are referred to as the “Preexisting Entities”.

	Three Months Ended June 30
	2008			2007
	Preexisting	New		Preexisting	New
	Entities	Subsidiaries	Total	Entities	Subsidiaries	Total

Revenues	$2,262,481	$5,558,278	$7,820,759	$2,059,655	$296,525	$2,356,180

Operating expenses	3,184,693	5,448,352	8,633,045	3,206,485	193,721	3,400,206

Interest and other expense	32,251	58,776	91,027	251,804	126	251,930

Income tax expense	72,471	-	72,471	-	-	-

Net income (loss)	$(1,026,934)	$51,150	$(975,784)	$(1,398,634)	$102,678	$(1,295,956)

	Six Months Ended June 30
	2008			2007
	Preexisting	New		Preexisting	New
	Entities	Subsidiaries	Total	Entities	Subsidiaries	Total

Revenues	$4,056,722	$11,046,622	$15,103,344	$4,060,249	$296,525	$4,356,774

Operating expenses	6,431,427	11,119,754	17,551,181	6,072,555	193,721	6,266,276

Interest and other expense	80,482	82,359	162,841	743,859	126	743,985

Income tax expense	92,727	-	92,727	-	-	-

Net income (loss)	$(2,547,914)	$(155,491)	$(2,703,405)	$(2,756,165)	$102,678	$(2,653,487)

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Net Revenues

The following table presents our net revenues by operating segment:

	Three Months Ended
	June 30,
	2008	2007	Change
Net revenues

ECM	$4,345,298	$1,206,791	$3,138,507
% of total net	55.5%	51.3%

ITO	2,883,235	1,146,090	1,737,145
% of total net revenues	36.9%	48.6%

HRO	592,226	3,299	588,927
% of total net revenues	7.6%	0.1%

Total net revenues	$7,820,759	$2,356,180	$5,464,579

Total net revenues increased by $5,464,579 or 232% to $7,820,759 during the three months ended June 30, 2008 from $2,356,180 during the same period in fiscal 2007, primarily due to approximately $5,291,800 contributed by the New Subsidiaries.

Enterprise Content Management ("ECM")

Net revenue from ECM products and services during the three months ended June 30, 2008 increased by $3,138,507 or 260% to $4,345,298 from $1,206,791 during the same period fiscal 2007.   Net revenue in the ECM business segment in fiscal 2008 includes $2,679,572 of net revenue from DocuCom, one of the New Subsidiaries, which was acquired in June of 2007 and contributed only $296,525 during that period.  The ECM segment includes our ECM solutions group and our collaborative software products and related services. The majority of our ECM solutions group services and our collaborative software revenue are generated from service-oriented projects where the revenue is recognized only upon the completion of specific project deliverables. The timing of these projects and the completion and recognition of revenue from various size projects creates variability in our ECM solutions group services revenues and collaborative software net revenues between quarters and fiscal years.

IT Outsourcing Services ("ITO")

Net revenue from ITO during the three months ended June 30, 2008 increased by $1,737,145 or 152% to $2,883,235 from $1,146,090 during the three months ended June 30, 2007, primarily due to one of the New Subsidiaries, Blue Hill.

Human Resource Outsourcing Services ("HRO")

Net revenue from HRO products and services during the three months ended June 30, 2008 increased by $588,927 to $592,226 from $3,299 during the three months ended June 30, 2007. Net revenue in the HRO business segment in fiscal 2008 includes $592,226 of net revenue from HRMS, one of the New Subsidiaries, which was acquired in June of 2007.

Operating Expenses

The following table presents our operating expenses and the percentage of total net revenues:

	Three Months Ended
	June 30,
	2008	2007	Change
Operating Expenses

Cost of services provided expenses	$4,053,105	$971,014	$(3,082,091)
% of total net revenues	51.8%	41.2%

Selling, general and administrative expenses	3,595,767	2,242,684	(1,353,083)
% of total net revenues	46.0%	95.2%

Research and development expenses	77,335	27,355	(49,980)
% of total net revenues	1.0%	1.2%

Depreciation and amortization expenses	699,746	66,409	(633,337)
% of total net revenues	8.9%	2.8%

Share-based compensation expense	207,092	92,744	(114,348)
% of total net revenues	2.6%	3.9%

Total operating expenses	$8,633,045	$3,400,206	$(5,232,839)
% of total net revenues	110.3%	144.3%

Cost of Services Provided Expenses

Cost of services provided expenses increased by $3,082,091 or 317% to $4,053,105 during the three months ended June 30, 2008 from $971,014 during the same period of fiscal 2007, primarily due to approximately $2,790,200 attributable to the New Subsidiaries in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $1,353,083 or 60% to $3,595,767 during the three months ended June 30, 2008 from $2,242,684 during the same period of fiscal 2007, primarily attributable to the New Subsidiaries in 2008.

Research and Development Expenses

Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses increased by $49,980 or 183% to $77,335 during the three months ended June 30, 2008 from $27,355 during the same period of fiscal 2007.  The Company capitalized software development costs of approximately $70,600 and $0 during the three months ended June 30, 2008 and 2007, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $633,337 or 954% to $699,746 during the three months ended June 30, 2008, from $66,409 during the same period of fiscal 2007, primarily due to the valuation and allocation of the purchase price to fixed assets that are depreciated and to intangible assets that are amortized over varying periods.

Share-Based Compensation Expense

We recorded share-based compensation expense of $207,092 in the three months ended June 30, 2008 compared to $92,744 in the same period in the prior year.   Grants of employee stock options are recognized as expense in the Company’s financial statements based on their respective grant date fair values and are charged to compensation expense based on awards that are ultimately expected to vest.

Operating Income (Loss) by Segment

Operating loss in the ECM segment increased to $322,641 in the three months ended June 30, 2008 from $138,148 in the same period of fiscal 2007, primarily due to DocuCom, one of the New Subsidiaries. The ITO segment reported an operating income of $197,035 in the three months ended June 30, 2008 from an operating loss of $16,644 in the same period of fiscal 2007, primarily due to the acquisition of Blue Hill, one of the New Subsidiaries. The HRO segment reported an operating income of $34,178 in the three months ended June 30, 2008 from an operating loss of $77,694 in the same period of fiscal 2007, primarily due to the acquisition of HRMS, one of the New Subsidiaries.  Corporate expenses increased to $721,398 in the three months ended June 30, 2008 from $659,044 in the same period of fiscal 2007.

The following table details the operating income (loss) by segment:

	Three Months Ended June 30,
Operating income (loss)	2008	% of Total	2007	% of Total

ECM	$(322,641)	39.7%	$(138,148)	13.2%
ITO	197,035	-24.3%	(169,140)	16.2%
HRO	34,718	-4.3%	(77,694)	7.4%
Corporate	(721,398)	88.9%	(659,044)	63.2%
Consolidated	$(812,286)	100.0%	$(1,044,026)	100.0%

Operating losses for the periods were significantly influenced by non-cash expenses; depreciation, amortization, mainly of intangible assets recorded at the time of acquisition, and share-based compensation expense from the amortization of the value of stock option awards. This comparison displays significant operating improvements for the three months ended June 30, 2008 over those of the same period in the preceding year in all segments.  The following table compares operating income (loss) prior to the deduction of these non-cash expenses.

Operating income (loss) excluding	Three Months Ended June 30,
non-cash expenses (1)	2008	% of Total	2007	% of Total

ECM	$(135,042)	-117.6%	$(240,873)	28.9%
ITO	620,952	540.9%	(13,257)	1.6%
HRO	58,007	50.5%	(75,132)	9.0%
Corporate	(429,110)	-373.8%	(504,077)	60.5%
Consolidated	$114,807	100.0%	$(833,339)	100.0%

(1) Operating income (loss) before the deduction of depreciation, amortization and share-based compensation expense

Interest and Other Expense

The following table presents our interest and other expense and its percentage of total net revenues:

	Three Months Ended
	June 30,
	2008	2007	Change
Other Expense (Income)

Related parties interest	$26,853	$26,926	$73
% of total net revenues	0.3%	1.1%

Amortization of related party debt discount	-	163,940	163,940
% of total net revenues	0.0%	7.0%

Other interest, net	64,174	48,811	(15,363)
% of total net revenues	0.8%	2.1%

Other income	-	12,253	12,253
% of total net revenues	0.0%	0.5%

Total other expense (income)	$91,027	$251,930	$160,903
% of total net revenues	1.1%	10.7%

Total Interest and Other Expense

Total interest and other expense decreased to $91,027 in the first three months of fiscal 2008 from $251,930 in the first three months of fiscal 2007, primarily due to amortization of related party debt discount expiring in fiscal 2007 but which had expired prior to the 2008 period.

Income Taxes

In the three months ended June 30, 2008 and 2007, we recorded income tax expense of $72,471 and $0, respectively, due to a tax liability incurred by one Canadian entity prior to amalgamation in the amount of $48,275 and $24,196 due the State of Delaware for corporation tax.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Net Revenues

The following table presents our net revenues by operating segment:

	Six Months Ended
	June 30,
	2008	2007	Change
Net revenues

ECM	$8,369,650	$2,362,044	$6,007,606
% of total net	55.5%	54.2%

ITO	5,760,859	1,980,913	3,779,946
% of total net revenues	38.1%	45.5%

HRO	972,835	13,817	959,018
% of total net revenues	6.4%	0.3%

Total net revenues	$15,103,344	$4,356,774	$10,746,570

Total net revenues increased by $10,746,570 or 247% to $15,103,344 during the six months ended June 30, 2008 from $4,356,774 during the same period in the prior year, primarily due to approximately $10,750,100 contributed from the New Subsidiaries in 2008.

Enterprise Content Management ("ECM")

Net revenue from ECM products and services during the six months ended June 30, 2008 increased by $6,007,606 or 254% to $8,369,650 from $2,362,044 during the six months ended June 30, 2007. Net revenue in the ECM business segment in fiscal 2008 includes $5,598,900 of net revenue from DocuCom, one of the New Subsidiaries, which was acquired in June of 2007.  The ECM segment includes our ECM solutions group and our collaborative software products and related services. The majority of our ECM solutions group services and our collaborative software revenue are generated from service-oriented projects where the revenue is recognized only upon the completion of specific project deliverables. The timing of these projects and the completion and recognition of revenue from various size projects creates variability in our ECM solutions group services revenues and collaborative software net revenues between quarters and fiscal years.

IT Outsourcing Services ("ITO")

Net revenue from ITO during the six months ended June 30, 2008 increased by $3,779,946 or 191% to $5,760,859 from $1,980,913 during the six months ended June 30, 2007, primarily due to Blue Hill, one of the New Subsidiaries, which was acquired in October of 2007.

Human Resource Outsourcing Services ("HRO")

Net revenue from HRO products and services during the six months ended June 30, 2008 increased by $959,018 to $972,835 from $13,817 during the six months ended June 30, 2007, primarily due to the acquisition of HRMS, one of the New Subsidiaries, which was acquired in June of 2007.

Operating Expenses

The following table presents our operating expenses and the percentage of total net revenues:

	Six Months Ended
	June 30,
	2008	2007	Change
Operating Expenses

Cost of services provided expenses	$7,596,457	$1,873,488	$(5,722,969)
% of total net revenues	50.3%	43.0%

Selling, general and administrative expenses	7,909,328	3,979,568	(3,929,760)
% of total net revenues	52.4%	91.3%

Research and development expenses	147,037	93,366	(53,671)
% of total net revenues	1.0%	2.1%

Depreciation and amortization expenses	1,484,175	173,111	(1,311,064)
% of total net revenues	9.8%	4.0%

Share-based compensation expense	414,184	146,743	(267,441)
% of total net revenues	2.7%	3.4%

Total operating expenses	$17,551,181	$6,266,276	$(11,284,905)
% of total net revenues	116.2%	143.8%

Cost of Services Provided Expenses

Cost of services provided expenses increased by $5,722,969 or 306% to $7,596,457 during the first six months of fiscal 2008 from $1,873,488 during the same period of fiscal 2007, primarily due to approximately $5,727,300 attributable to the New Subsidiaries in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $3,929,760 or 99% to $7,909,328 during the first six months of fiscal 2008, from $3,979,568 during the same period of fiscal 2007, primarily due to approximately $3,404,200 attributable to the New Subsidiaries in 2008 and approximately $525,600 attributable to increased corporate expenses for accrued executive salaries, two new employees and professional fees.

Research and Development Expenses

Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses increased by $53,671 or 58% to $147,037 during the first six months of fiscal 2008, from $93,366 during the same period of fiscal 2007.  The Company capitalized software development costs of approximately $237,600 and $0 during the six months ended June 30, 2008 and 2007, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $1,311,064 or 757% to $1,484,175 during the first six months of fiscal 2008, from $173,111 during the same period of fiscal 2007, primarily due to the valuation and allocation of the purchase price of the New Subsidiaries to fixed assets that are depreciated and to intangible assets that are amortized over varying periods.

Share-Based Compensation Expense

We recorded share-based compensation expense of $414,184 in the first six months of fiscal 2008 compared to $146,743 in the same period in the prior year because of grants of stock options to key employees.   Grants of employee stock options are recognized as expense in the Company’s financial statements based on their respective grant date fair values and are charged to compensation expense based on awards that are ultimately expected to vest.

Operating Income (Loss) by Segment

Operating loss in the ECM segment increased to $721,987 in the first six months of fiscal 2008 from $629,733 in the first six months of fiscal 2007, primarily due to the New Subsidiaries. The operating income in the ITO segment increased to $147,446 in the first six months of fiscal 2008 from an operating loss of $59,772 in the first six months of fiscal 2007, primarily due to the acquisition of Blue Hill. The operating loss in the HRO segment increased to $159,319 in the first six months of fiscal 2008 from $148,510 in the first six months of fiscal 2007, primarily due to the acquisition of HRMS.  Corporate expenses increased to $1,713,977 in the first six months of fiscal 2008 from $1,071,487 in the first six months of fiscal 2007, primarily due to increased share-based compensation expense, executive compensation for two officers that was not booked till the end of fiscal 2007,   two additional employees, increased professional fees and offset by the elimination of a contingent payment for the purchase of Novus that was not earned.

The following table details the operating income (loss)  by segment:

	Six Months Ended June 30,
	2008	% of Total	2007	% of Total
Operating income (loss)

ECM	$(721,987)	29.5%	$(629,733)	33.0%
ITO	147,446	-6.0%	(59,772)	3.1%
HRO	(159,319)	6.5%	(148,510)	7.8%
Corporate	(1,713,977)	70.0%	(1,071,487)	56.1%
Consolidated	$(2,447,837)	100.0%	$(1,909,502)	100.0%

Operating losses for the periods were significantly influenced by non-cash expenses; depreciation, amortization, mainly of intangible assets recorded at the time of acquisition, and share-based compensation expense from the amortization of the value of stock option awards. This comparison displays operating improvements for the six months ended June 30, 2008 over those of the same period in the preceding year in both the ECM and ITO segments.

The following table compares operating income (loss) prior to the deduction of these non-cash expenses:

Operating income (loss) excluding	Six Months Ended June 30,
non-cash expenses (1)	2008	% of Total	2007	% of Total

ECM	$(341,362)	62.1%	$(584,614)	38.0%
ITO	991,239	-180.4%	(762)	0.0%
HRO	(28,740)	5.2%	(143,350)	9.3%
Corporate	(1,170,615)	213.1%	(809,389)	52.7%
Consolidated	$(549,478)	100.0%	$(1,538,115)	100.0%

(1)	Operating income (loss) before the deduction of depreciation, amortization and share-based compensation expense

Interest and Other Expense

The following table presents our interest and other expense and its percentage of total net revenues:

	Six Months Ended
	June 30,
	2008	2007	Change
Other Expense (Income)

Related parties interest	$53,705	$62,597	$8,892
% of total net revenues	0.4%	1.4%

Amortization of related party debt discount	-	594,029	594,029
% of total net revenues	0.0%	13.6%

Other interest, net	109,136	87,345	(21,791)
% of total net revenues	0.7%	2.0%

Other income	-	14	14
% of total net revenues	0.0%	0.0%

Total other expense (income)	$162,841	$743,985	$581,144
% of total net revenues	1.1%	17.0%

Total Interest and Other Expense

Total interest and other expense decreased to $162,841 in the six months ended June 30, 2008 from $743,985 in the same period of fiscal 2007, primarily due to amortization of related party debt discount completed in April of fiscal 2007.

Income Taxes

In the six months ended June 30, 2008 and 2007, we recorded income tax expense of $92,727 and $0, respectively, due to a tax liability incurred by one Canadian entity prior to amalgamation in the amount of $48,275 and $44,452 due the State of Delaware for corporation tax.

Liquidity and Capital Resources

Our principal sources of liquidity at June 30, 2008 consisted of $4,763,454 in cash and cash equivalents. Cash and cash equivalents decreased by $502,590 in the first six months of fiscal 2008 from $5,266,044 in the first six months of fiscal 2007. We incurred  losses from operations of $2,447,837 and $1,909,502 and used cash in operations of $1,038,652 and $431,124 in the first six months of 2008 and 2007, respectively.

The primary reasons for cash used in operations during the first six months of fiscal 2008 were: net loss of $2,703,405 that included non-cash charges related to depreciation and amortization expense of $1,484,175 and share-based compensation expense of $414,184.  In addition, the timing differences in the payment of our current liabilities and collection of our current assets also contributed to the cash used in operations.

Net cash used in investing activities in the first six months of fiscal 2008 was $362,194, primarily from the acquisition of equipment of approximately $1,385,082, offset by $922,888 due to the release of restricted cash to pay the purchase price obligation to a former shareholder from the purchase of DocuCom.

Net cash used in investing activities in the first six months of fiscal 2007 was $6,162,396, primarily for acquisitions, purchase obligation payment and purchase of equipment.

Net cash provided by financing activities during the first six months of 2008 was $5,196,725, primarily due to the issuance of Preferred Series D-2 stock in the amount of $5,157,996, bank borrowing of $1,381,335, a former shareholder was paid the final installment of the purchase price of DocuCom in the amount of $885,827 and the Company accrued preferred stock dividends in the amount of $753,461.  In the first six months of fiscal 2007, net cash provided by financing activities was $354,948, primarily from receipt of $400,000 in cash proceeds from bridge loans and repaid debt in the amount of $45,052. The bridge loan was provided by Mr. Dolan, our chief executive officer and we issued a warrant to purchase 133,333 shares of Common Stock pursuant to the bridge loan agreement.

We have funded our operations primarily from the private placement of shares of our Common Stock and preferred stock, exercise of warrants, bank loans, and through the founders bridge loan facility established in August 2006. During the next twelve months, the Company anticipates that cash flow from operations and the use of and possible expansion of existing lines of credit will provide the capital necessary to grow its existing business and to complete additional acquisitions it will issue its securities and/or debt in one or more private transactions.

During April 2008, as detailed in Note 5 above, five institutional investors exercised certain of their Series J Warrants at a reduced exercise price and acquired an aggregate of approximately 583,333 shares of the Series D-2 Convertible Preferred Stock for an aggregate of approximately $5.6 million which amount is estimated to provide for the Company’s working capital needs for more than 12 months.

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

The following table summarizes our contractual obligations and commercial commitments at June 30, 2008:

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$2,217,608	$1,879,536	$265,155	$72,917	$-

Capital lease obligations*	839,277	271,660	502,469	65,148	-

Operating leases	6,005,294	1,460,722	2,466,241	845,080	1,233,251

Purchase price payable -
Due former shareholders	1,000,000	1,000,000	-	-	-

Related party notes payable	1,200,000	1,200,000	-	-	-

Total contractual obligations	$11,262,179	$5,811,918	$3,233,865	$983,145	$1,233,251

*Excludes imputed interest of $134,442

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to the impact of interest rate changes as they affect our term loans and operating lines. The interest rate charged on our term loans and operating lines varies based on prime rate and, consequently, our interest expense could fluctuate with changes in the prime rate. If the prime increased by one percent as of June 30, 2008, we would incur an additional $5,342 of interest expense during the quarter associated with the $2,223,946 in bank loans outstanding at June 30, 2008.

Foreign Currency Exchange Rate Risk.     For the six months ended June 30, 2008, approximately 50.9% of the Company’s revenues were generated in Canada and 2.4% in Germany. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 97% of our balances of cash and cash equivalents as of June 30, 2008 was denominated in U.S. dollars. The remainder of our cash and cash equivalents was comprised primarily of cash balances translated from Canadian dollars and euros. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations are recorded in stockholders’ equity as a component of “Accumulated Other Comprehensive Income”.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2008	BPO MANAGEMENT SERVICES, INC.

By: /s/ Donald W. Rutherford Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002