Form 10-Q/A
period 2008-06-30
BPO Management Services
filed 2008-08-19
CIK 1015920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission file number:  0-28560

BPO MANAGEMENT SERVICES, INC.
(Name of registrant as specified in its charter)

Delaware	22-2356861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 N. Hancock, Ste. 200, Anaheim, CA 92807
(Address of principal executive offices)

(714) 974-2670
(Issuer’s telephone number, including area code)

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

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

This Amendment No. 1 is being filed by BPO Management Services, Inc. (the “Company”) in order to amend and restate Item 4 of, and to add Exhibit 10.64 to its Quarterly Report on Form 10-Q for the fiscal quarter June 30, 2008, filed with the SEC on August 14, 2008 (the “Original Report”).  Except as otherwise expressly stated for the items amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report.  Accordingly, this Amendment No. 1 should be read in conjunction with our Original Report.

PART II – OTHER INFORMATION

Item 4.  Submission Of Matters To A Vote Of Security Holders

On June 5, 2008, the holders of a majority of the issued and outstanding shares of our common stock and voting Preferred Stock ratified their previous consent to the 2007 BPO Management Services, Inc. 2007 Stock Incentive Plan that had been adopted by our board of directors in connection with our June 2007 financing.

ITEM 13.        EXHIBITS

Exhibit Number	Description

10.64*	Form of ratification of consent to the adoption of BPO Management Services, Inc. 2007 Stock Incentive Plan

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (incorporated by reference to Exhibit 32 of the registrant’s Current Report on Form 10-Q, filed on August 14, 2008)

* attached hereto

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BPO MANAGEMENT SERVICES, INC

Dated: August 19, 2008	/s/ Donald W. Rutherford
Donald W. Rutherford, Chief Financial Officer