Form 10-Q
period 2008-09-30
BPO Management Services
filed 2008-11-14
CIK 1015920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

The number of shares outstanding of the registrant's only class of common stock, $.01 par value, was 12,671,034 on November 12, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Enterprise content management	$2,529,276	$3,504,953	$10,898,926	$5,866,997
IT outsourcing services	2,997,424	880,978	8,758,283	2,861,891
Human resource outsourcing servicing	366,157	246,371	1,338,992	260,188

Total revenues	5,892,857	4,632,302	20,996,201	8,989,076

Operating expenses:
Cost of services provided	2,795,573	2,563,277	10,392,030	4,436,764
Selling, general and administrative	3,852,338	2,912,249	11,761,666	6,982,541
Research and development	81,221	168,371	228,258	261,738
Depreciation and amortization	709,320	142,257	2,193,495	224,644
Share-based compensation	207,091	112,118	621,275	258,861
Total operating expenses	7,645,543	5,898,272	25,196,724	12,164,548

Loss from operations	(1,752,686)	(1,265,970)	(4,200,523)	(3,175,472)

Interest expense (income)
Related parties	27,148	27,222	80,853	89,819
Amortization of related party debt discount	-		-	594,029
Other (net)	64,447	(11,300)	173,583	76,045
Other Expense	-	(3,115)	-	(3,102)

Total interest and other expense	91,595	12,807	254,436	756,791

Loss before taxes	(1,844,281)	(1,278,777)	(4,454,959)	(3,932,263)

Income tax expense	18,125	-	110,852	-

Net loss	(1,862,406)	(1,278,777)	(4,565,811)	(3,932,263)

Foreign currency translation gain (loss)	(8,372)	(40,623)	(188,566)	(331,180)

Comprehensive loss	$(1,870,778)	$(1,319,400)	$(4,754,377)	$(4,263,443)

Basic and diluted net loss per share	$(0.15)	$(0.14)	$(0.36)	$(0.45)

Basic and diluted weighted average common	12,671,034	9,004,368	12,529,216	8,750,543

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,911,367	$888,043
Restricted cash	-	922,888
Accounts receivable, net of allowance for doubtful accounts of $312,693 and $347,797, respectively	4,951,677	4,768,618
Inventory consisting of finished goods	199,537	268,160
Prepaid expenses and other current assets	656,878	417,041
Total current assets	8,719,459	7,264,750

Equipment, net of accumulated depreciation of $1,211,807 and $718,913, respectively	4,904,576	4,834,941
Goodwill	10,391,940	9,029,142
Intangible assets, net of accumulated amortization of $2,101,785 and $931,268, respectively	7,589,249	9,898,219
Other assets	443,193	38,449
	$32,048,417	$31,065,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of discount of $3,219 and $3,405, respectively	$1,569,575	$812,156
Current portion of capital lease obligations	288,622	149,653
Accounts payable	2,661,326	3,540,827
Accrued expenses	2,431,074	1,927,451
Accrued interest-related party	9,366	36,672
Accrued dividend payable	840,458	379,222
Accrued dividend payable-related party	503,562	67,242
Amount due former shareholders of acquired companies	1,000,000	2,101,771
Income taxes payable	172,815	257,091
Deferred revenues	2,733,347	2,509,885
Related party notes payable	1,000,000	1,200,000
Severence obligations payable	-	72,199
Other current liabilities	290,805	-
Total current liabilities	13,500,950	13,054,169

Long-term debt, net of current portion and net of discount of $2,146 and $4,825, respectively	302,395	24,117
Capital lease obligations, net of current portion	527,083	392,942
Purchase price payable-long term	-	-
Other long-term liabilities	33,115	33,115
Total liabilities	14,363,543	13,504,343

Commitments and contingencies (Note 7)
Stockholders equity:
Convertible preferred stock, Series A, par value $.01; authorized
1,608,612 shares; 1,608,612 shares issued and outstanding, respectively	16,086	16,086
Convertible preferred stock, Series B, par value $.01; authorized
1,449,204 shares;1,449,204 shares issued and outstanding	14,492	14,492
Non-convertible preferred stock, Series C, par value $.01; authorized
21,378,000 shares; 916,667 shares issued and outstanding	9,167	9,167
Convertible preferred stock, Series D, par value $.01; authorized
1,500,000 shares; 1,427,084 and 1,458,334 shares issued and outstanding, respectively	14,271	14,583
Convertible preferred stock, Series D-2, par value $.01; authorized
1,500,000 shares; 1,312,500 and 729,167 shares issued and outstanding, respectively	13,125	7,292
Convertible preferred stock, Series F, par value $.01; authorized
1,300,000 shares; 894,942 shares issued and outstanding	8,949	-
Common stock, par value $.01; authorized 150,000,000 shares;
12,671,034 and 12,171,034 shares issued and outstanding, respectively	126,711	121,711
Additional paid-in capital	32,359,100	27,500,477
Accumulated deficit	(15,134,726)	(10,568,915)
Accumulated other comprehensive income foreign currency translation adjustments	257,699	446,265
Total stockholders ' equity	17,684,874	17,561,158
	$32,048,417	$31,065,501

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net loss	$(4,565,811)	$(3,932,263)
Adjustment to reconcile loss from continuing operations
to net cash provided by (used in) operating activities:	-
Depreciation	1,004,527	175,248
Amortization of intangible assets	1,188,968	153,947
Non-cash compensation expense recognized on issuance of stock options	621,275	258,861
Amortization of loan discount	-	594,031
Changes in operating assets and liabilities:
Accounts receivable	(183,058)	(1,097,353)
Inventory	68,623	(25,238)
Income tax receivable	-	250,000
Prepaid expenses and other current assets	(268,743)	(103,721)
Other assets	(375,838)	113,568
Accounts payable	(879,501)	(1,027,744)
Accrued expenses	503,623	614,748
Accrued interest-related parties	(27,306)	90,119
Accrued dividends-related parties	436,320	(69,870)
Accrued dividends	461,236	-
Amount due former shareholders of acquired companies	(215,944)	179,579
Deferred revenue	223,462	371,890
Income taxes payable	(84,276)	7,782
Payments of severence liability	(72,199)	(500,841)
Other current liabilities	290,805	-
Net cash used in operating activities	(1,873,837)	(3,947,257)
Cash flows from investing activities:
Purchase of equipment, net	(1,574,162)	(516,847)
Purchase obligation payment - Novus	-	(962,571)
Purchase obligation payment - DocuCom	-	(917,338)
Restricted deposit of purchase obligation	922,888	(922,888)
Cash paid for acquisitions, net of cash acquired	-	(2,952,429)
Net cash used in investing activities	(651,274)	(6,272,073)

Cash flows from financing activities:
Proceeds from bank loans, net	1,035,697	-
Repayment of notes issued to former shareholders	(885,827)	(317,251)
Repayment of capital lease obligations	(161,036)	(68,928)
Proceeds from related party loan	-	400,000
Repayment of notes payable	(200,000)	-
Acquisition of capital leases	434,146	435,666
Proceeds from issuance of preferred stock, net of cash paid
for commissions and direct costs	5,157,996	15,737,910
Distributions to related parties	-	(240,598)
Dividends declared on preferred stock	(753,461)	-
Net cash provided by financing activities	4,627,515	15,946,799

Effect of exchange rate changes on cash and csash equivalents	(79,080)	(331,179)

Net increase in cash	2,023,324	5,396,290

Cash and cash equivalents, beginning of period	888,043	706,197

Cash and cash equivalents, end of period	$2,911,367	$6,102,487

See accompanying notes to condensed consolidated financial statements.

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$300,050	$56,023

Income taxes	$70,465	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment under capital leases	$434,146	$360,090
Issuance of warrants	$-	$185,187
Series A Preferred Stock dividend	$-	$345
Issuance of Series F Preferred Stock	$8,949	$-
Acquisition of a company:
Net assets acquired	$-	$2,393,691
Net liabilities assumed	$-	$2,973,910
Common stock issued as consideration for acquisition	$-	$400,000

BPO MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1.  Organization and Basis of Presentation

Organization

BPO Management Services, Inc  (together with its subsidiaries, the "Company" or “BPOMS”) was incorporated in Delaware in 1981 and was formerly known as netGuru, Inc. (“netGuru”).  On December 15, 2006, the Company merged with BPO Management Services, Inc., a Delaware corporation incorporated on July 26, 2005 (“Former BPOMS”).  In that transaction, the Company’s name was changed from netGuru to BPO Management Services, Inc., and the shareholders of Former BPOMS received aggregate netGuru equity comprised of 7,336,575 shares of common stock, 1,567,095 shares of Series A preferred stock, 1,449,200 shares of Series B preferred stock, and 916,666 shares of Series C preferred stock, which represented the majority of the outstanding shares after the merger.  The Company is a provider of business process outsourcing services offering enterprise content management ("ECM") services, information technology outsourcing ("ITO") services and human resource outsourcing ("HRO") services to middle market enterprises located primarily in the United States and Canada.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The interim financial statements should be read in conjunction with the Company's consolidated financial statements and related footnotes included in our Annual Report on Forms 10-KSB and 10KSB/A for the year ended December 31, 2007.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of BPOMS and its wholly-owned subsidiaries. All significant intercompany accounts, transactions and profits among the consolidated entities have been eliminated upon consolidation. Each of the following entities is included in consolidation as of date of its inception or acquisition .

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

The financial statements include certain amounts that are based on management's best estimates and judgments. The most significant estimates are: allocation of the purchase price in a business combination and the related valuation of identifiable intangible assets and the determination of their useful lives, valuation of goodwill arising from a business combination, the allowance for uncollectible accounts receivable, estimation of useful lives of fixed assets, test for impairment of goodwill, estimation of the severance liability, valuation of stock options and warrants issued, allocation of equity unit purchase price between preferred and common share and the determination of the valuation reserves on the United States and Canadian income tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At September 30, 2008, management believed the carrying amounts of cash and cash equivalents, receivable and payable amounts, and accrued expenses approximated fair value because of the short maturity of these financial instruments. The Company also believed that the carrying amounts of its capital lease obligations and notes payable approximated their fair value, as the interest rates approximated a rate that the Company could have obtained under similar terms at the balance sheet date.

Foreign Currency Translation

The financial condition and results of operations of the Company’s foreign subsidiaries are accounted for using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated into U.S. dollars (the reporting currency) at the exchange rate in effect at the  year-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the respective  years. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive (loss) in the consolidated statements of stockholders’ equity and comprehensive loss. Gains and losses resulting from foreign currency transactions are included in operations and were not material for the nine months ended September 30, 2008 and 2007.

Cash and Cash Equivalents

The Company considers all liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.   The Company maintains its cash balances at financial institutions that management believes possess high-credit quality.  At September 30, 2008, the Company did not have deposits that exceeded the United States (FDIC) federal insurance limit of $250,000 per entity per bank.   At September 30, 2008, the Company had no accounts on deposit that exceeded the Canadian (CDIC) insurable limit of Cdn$100,000 per entity per bank.  The Canadian funds insurance is limited to Canadian currency deposits only and does provide coverage to money master high interest savings accounts (money market accounts) but all accounts are considered in the overall limitation per entity per bank.

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

In December 2007, the Company assessed the fair value of its three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques and determined that there was no impairment to goodwill. As of September 30, 2008 and 2007, the Company’s goodwill balance was $10,391,940 and $9,029,142, respectively.  The Company obtained third-party valuations relating to three acquisitions during 2007, and has allocated the purchase price in accordance with those valuations.

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

Revenues from providing IT services are recognized primarily on a time and materials basis, with time at a marked-up rate and materials and other reasonable expenses at cost, once the services are completed and no significant obligations remain. Certain IT services contracts are fixed price contracts where progress toward completion is measured by mutually agreed upon pre-determined milestones for which the Company recognizes revenue upon achieving such milestones. Fixed price IT contracts are typically for a short duration of one to twelve months. Service contracts are also for periods of up to twelve months. The Company did not have any fixed price contracts at September 30, 2008. Fees for certain services are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer's fee is determinable. The customer's fee is negotiated at the onset of the arrangement.

Allowance for Doubtful Accounts

The Company sells to its customers on credit and grants credit to those who are deemed credit worthy based on its analysis of their credit history. The Company reviews its accounts receivable balances and the collectibility of these balances on a periodic basis. Based on the Company’s analysis of the length of time that the balances have been outstanding, the pattern of customer payments, the Company’s understanding of the general business conditions of its customers and its communications with its customers, the Company estimates the recoverability of these balances. When recoverability is uncertain, the Company records bad debt expenses and increases the allowance for accounts receivable by an amount equal to the amount estimated to be unrecoverable. If the historical data the Company uses to calculate the allowance provided for doubtful accounts does not reflect its future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the Company’s future results of operations could be materially affected.

Concentration of Risk

The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable balances. For the nine months ended September 30, 2008 and 2007, no single customer accounted for 10% of the Company’s consolidated net sales.

DocuCom purchases the majority of the services it sells from one vendor.  During the nine months ended September 30, 2008, and 2007, DocuCom purchased services of approximately $2,893,756 and $2,516,320, respectively, from that vendor.

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

Research and Development

The Company's research and development ("R&D") costs consist mainly of software developers' salaries. The Company follows the provisions of SFAS No. 86 to capitalize software development costs when technological feasibility has been established and to stop capitalization when the product is available for general release to customers. The Company expenses development costs when they are related to enhancement of existing software products. The Company capitalized software development costs of approximately $142,741 and $0 during the three months ended September 30, 2008 and 2007, respectively, and approximately $380,341 and $0, during the nine months ended September 30, 2008 and 2007, respectively.

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

Share-Based Compensation

The Company accounts for share-based compensation to employees pursuant to SFAS No.123(R), “Share Based Payment,” which requires that all share-based compensation to employees, including grants of employee stock options, be recognized as expense in the Company’s financial statements based on their respective grant date fair values. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, share based compensation has been reduced by estimated forfeitures.

SFAS 123(R) requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes-Merton option pricing model, which incorporates various assumptions including volatility, expected life, expected dividend and interest rates. As a private company, Former BPOMS did not have a history of market prices of its common stock, and as such, the Company used an estimated volatility in accordance with SAB No. 107 “Share Based Payment.” The Company used the volatility of the stock price of netGuru, BPOMS’ predecessor company, adjusted to remove the effects of divestitures, cash distributions, and the reverse merger which BPOMS deems not representative of the events that would take place during expected term of the options that were valued. The expected life of awards was based on the simplified method as defined in SAB No. 107. The risk-free interest rate assumption was based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption was based on the Company’s history and expectation of not paying any dividends in the foreseeable future. Forfeitures were estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses the straight line amortization model to record expenses under this statement and recognized share-based compensation expense for the stock options granted during the three months ended September 30, 2008 and 2007 in the amounts of $207,091 and $112,118, respectively, and $621,275 and $258,861 during the nine months ended September 30, 2008 and 2007, respectively. The Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense if there are any modifications or cancellation of the underlying unvested securities. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

The fair value of the Company’s stock options granted to employees was estimated using the following assumptions:

Expected Dividend yield	—
Expected volatility	123%-125%
Risk-free interest rate	3.87%-5.03%
Expected option lives (in years)	4.0-10.0
Estimated forfeiture rate	7.0%

Valuation of The Company's Common Shares at The Time of Grant

During 2007, the Company issued shares of its common stock as partial consideration for the acquisition of HRMS in September 2007 and Blue Hill in October 2007.  Prior to the merger of Former BPOMS and netGuru, Former BPOMS issued shares of its common stock as partial consideration for the acquisition of Digica in January 2006 and Novus Imaging Solutions, Inc., in October 2006. The fair values of these grants were determined based on recent sales of Former BPOMS’ securities at the time of the acquisitions.

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

Reclassifications

Certain reclassifications have been made to the three and nine months ended September 30, 2007 condensed consolidated financial statements to conform to the three and nine months ended September 30, 2008.

Retirement Plans

The Company and certain of its United States subsidiaries have qualified cash or deferred 401(k) retirement savings plans. The plans cover substantially all United States employees who have attained age 21 and have one year of service. Employees may contribute up to 15% of their compensation. The Company does not make matching contributions to the plan, except in one subsidiary, where it matches 100% of the employee contribution up to a maximum of 4% of the employee’s salary.  Certain of its Canadian subsidiaries have defined contribution pension plans whereby after a qualification period the Company contributes an amount which varies from 2% to 8% of the employees annual earnings.  For the three months ended September 30, 2008 and 2007, the Company contributions to the plans amounted to $42,147 and $12,620, respectively, and $135,424 and $33,303 for the nine months ended September 30, 2008 and 2007, respectively.

Basic and Diluted Loss Per Share

In accordance with FASB Statement No. 128, Earnings Per Share, we calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of September 30, 2008 and 2007, all potentially dilutive common stock equivalents amounted to 101,679,249 and 133,315,111 shares, respectively.

The following table illustrates the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(1,862,406)	$(1,278,777)	$(4,565,811)	$(3,932,263)
Less:
Preferred dividends paid in stock	-	-	-	34,496
Loss and numerator used in computing basis
and diluted loss per share	$(1,862,406)	$(1,278,777)	$(4,565,811)	$(3,966,759)
Denominator:
Denominator for basic and diluted net loss per share-
weighted average number of common shares outstanding	12,671,034	9,004,368	12,529,216	8,750,543

Basic and diluted net loss per share	$(0.15)	$(0.14)	$(0.36)	$(0.45)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the company reported net losses in all the reporting periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Options to purchase shares of common stock	5,002,954	2,487,002	5,002,954	2,487,002
Warrants to purchase shares of common stock	27,411,590	98,436,953	27,411,590	98,436,953
Shares of convertible preferred stock - Series A	1,608,612	1,608,612	1,608,612	1,608,612
Shares of convertible preferred stock - Series B	1,449,204	1,449,200	1,449,204	1,449,200
Shares of convertible preferred stock - Series D	22,833,341	23,333,344	22,833,341	23,333,344
Shares of convertible preferred stock - Series D-2	20,999,998	6,000,000	20,999,998	6,000,000
Shares of convertible preferred stock - Series F	22,373,550	-	22,373,550	-
Total	101,679,249	133,315,111	101,679,249	133,315,111

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP and expands required disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for  years beginning after November 15, 2007, and for interim periods within those years. The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements or results of operations of the Company.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, that would permit a one-year deferral period in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until years beginning after November 15, 2008 and interim periods within those  years. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Company’s consolidated financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts.  Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected.  The adoption of SFAS 159 did not have a material impact on the Company’s statements of financial position, results of operations or cash flows.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of SFAS 161 is required for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its statements of financial position, results of operations or cash flows.

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

The purchase price consisted of cash in the amount of Cdn$961,097 (approximately US$910,000), at closing on June 21, 2007. The purchase agreement also provided that the Company pay the selling shareholders Cdn$900,000 (approximately US$840,000) three months after closing and Cdn$900,000 (approximately US$840,000) nine months after closing.  At September 30, 2008, all such amounts have been paid.

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

Through a Stock Purchase Agreement, entered into as of October 10, 2007, we purchased the issued and outstanding capital stock of Blue Hill, a privately-held data center outsourcing services company, based in Pearl River, New York.  Blue Hill is a full-service data center outsourcing provider with customers located throughout the United States representing a wide range of industries.   The operations of Digica, Inc. have been merged with those of Blue Hill and it is our intention that our remaining Information Technology Outsourcing business unit will be combined with Blue Hill’s operations to create additional capability for both new and existing customers and generate additional economic efficiencies.  At or about the closing date, we transferred approximately $11 million of value, as follows:  (i) cash payments to the selling stockholders of approximately $6.6 million; (ii) our 15-month promissory note in the initial principal amount of $1 million, subject to offset in our favor with respect to any claims for indemnity by us under the terms of the Stock Purchase Agreement; (iii) cash payment through Blue Hill in the amount of approximately $1.4 million to its former stockholder; and (iv) 2,666,666 shares of our restricted common stock valued at approximately $1.8 million (based upon the volume-weighted average closing bid price of our common stock during the ten consecutive trading days immediately preceding the closing).  The promissory note bears interest from and after January 1, 2009, at the rate of 9% per annum and is “secured” by a document to be held in escrow, styled as a confession of judgment.  The principal of the note, less any offsets, is, at the selling stockholders’ option, convertible into restricted shares of our common stock, the number of which is to be calculated in the same manner as the shares issued at closing were calculated.

The following table presents the allocation of the acquisition price, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values as of the date of acquisition for the three acquisitions during  2007:

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

The following unaudited pro forma financial information presents the combined results of operations of the Company, DocuCom, HRMS and Blue Hill for the nine months ended September 30, 2007 as if the acquisitions had occurred on January 1, 2007.

Unaudited Pro Forma Statement of Operations For the Nine Months Ended September 30, 2007:

	BPOMS	DocuCom	HRMS	Blue Hill	Pro Forma

Revenues	$6,023,334	$8,936,243	$795,930	$5,744,953	$21,500,460

Net Income (Loss)	$(3,939,297)	$115,748	$(399,250)	$224,260	$(3,998,539)

Basic and diluted loss per common share	$(0.47)	$-	$(1.04)	$0.08	$(0.35)

Basic and diluted weighted average
common shares outstanding	8,365,575	-	384,968	2,666,666	11,417,209

4.  Debt

Short-Term Related Party Debt
Short-term related party debt consisted of the following at September 30, 2008 and December 31, 2007:
		2008	2007
Notes payable to two officers, who are also significant
shareholders, secured by all assets of the Company,
bearing an annual interest rate of 9%		$1,000,000	$1,200,000

Long-term debt, including capital lease obligations, consisted of the following at September 30, 2008 and December 31, 2007:
		2008	2007
a.	Credit facility from Royal Bank of Canada, stated interest at a
	floating rate plus 1.05%, (totaling 5.55% and 7.05% at September 30, 2008 and
	December 31, 2007, respectively) secured by assets of the Company	$1,353,858	$795,132
b.	Loan from Business Development Bank of Canada, stated
	interest at a floating rate plus 3.25%, (totaling 10.00% and 11.25% at
	September 30, 2008 and December 31, 2007, respectively), secured by assets
	and personal guarantees of the Company, expiring May 21, 2010	32,185	49,371
c.	Credit facility from Comerica Bank, stated interest at the
	Comerica Bank prime rate plus 1.00% ranging to 1.25%
	(totaling 6.00%, 6.25% and 6.00% for the operating line,
	term loan and equipment loan, respectively, at September
	30, 2008), secured by assets and guaranty of the Company	491,292	-
d.	Capital lease obligations maturing at dates ranging
	from November 30, 2009 to December 31, 2011, secured
	by the leased assets	934,689	655,522

	Total long-term debt before unamortized discount
	and inputed interest	2,812,024	1,500,025
	Less: Imputed interest and unamortized discount	(124,349)	(121,157)
	Long-term debt
	Less: current portion	2,687,675	1,378,868
		1,858,197	961,809

		$829,478	$417,059

Related Party Notes Payable

In August 2006 the Company entered into an agreement with two individuals who are officers, directors, and significant shareholders for a bridge loan not to exceed $3,000,000.  From the inception of that agreement through January 30, 2007 a total of $2,740,000 was advanced to the Company.  Under the loan agreement principal and accrued and unpaid interest were due and payable April 30, 2007.  The loan agreement is unsecured.  The unpaid principal of $1,000,000 and accrued and unpaid interest of $9,366 as of September 30, 2008 are due and payable on demand. The amount due under the loan agreement has both a face and stated value of $1,000,000 as of September 30, 2008.  The stated fixed interest rate is 9.00% per annum.

Common share purchase warrants (collectively the Warrants) to purchase shares of the Company’s common stock, at an exercise price of $0.035 per share that are exercisable on issuance were granted in conjunction with the loan agreement. The total funds borrowed from the related parties amounted to $2,740,000.  The Warrants are exercisable for 707,704 shares of common stock. The Warrants, which expire seven years after issuance, were assigned a value of $834,717, estimated using the Black-Scholes-Merton valuation model. The following assumptions were used to determine the fair value of the Warrants: a term of seven years, risk-free rate range of 4.16% - 5.03%, volatility of 125%, and dividend yield of zero. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to the Warrants was allocated based on their relative fair values. The discount on the loan agreement for the Warrants was accreted to interest expense, using the effective interest method, over the initial term of the loan agreement (original loan agreement due date was April 30, 2007) Total interest expense relating to the accretion of the Warrants discount was fully recognized as of April 30, 2007.

The loan agreement provided that if the Company required additional equity in order to meet certain surplus requirements needed to accomplish the reverse merger with netGuru, it could offer  the related parties the opportunity to convert  a  portion of  the outstanding loan agreement amount then payable at an aggregate conversion price equal to 50% of the fair value of the common stock at the adjusted closing market price on the day immediately preceding the conversion of the loan agreement amounts.  A total of $1,540,000 was converted into 916,667 shares of the Company’s Series C preferred stock in December 2006 (conversion price of $1.68 per share of Series C preferred stock is based on an adjusted closing price of the common stock on the day immediately preceding the conversion of $3.36).  The Company incurred an $82,200 loan fee of 3% of the total amount borrowed under the loan agreement which was paid to the related parties.

Under the loan agreement, the Company was required to pay an amount equal to not less than 25% of the net proceeds it received from all subsequent debt and equity financings towards the retirement of the then outstanding principal and accrued and unpaid interest (Note 5).  Any unwaived failure by the Company to make any such payment would constitute a material breach of the loan agreement. In connection with the consummation of the Series D preferred stock equity financing on June 13, 2007, the two individuals waived this loan agreement covenant.  The waiver related solely to the Series D preferred stock financing.

Credit Facility from the Royal Bank of Canada

BPO Management Services, Ltd (“Ltd”) has a revolving operating line with the Royal Bank of Canada with a maximum availability of Cdn $1,750,000 and carries an annual interest rate equal to the Royal Bank of Canada prime rate plus 1.05%, which amounted to 5.55% at September 30, 2008.  The credit facility is secured by a general security agreement signed by Ltd., as well as a postponement and assignment of claim from the Company. The borrowing limit on the credit facility is 75% of the eligible accounts receivable of Ltd.  At September 30, 2008 and December 31, 2007, Ltd had an outstanding balance of approximately $1,353,858 and $795,132, respectively on this credit facility.

Term Loan from Business Development Bank of Canada

Ltd has a term loan with the Business Development Bank of Canada that expires on May 21, 2010. The interest rate on this loan is bank's floating rate plus 3.25% and monthly principal re-payments are approximately $1,600. At September 30, 2008, the annual rate of interest on this loan was 10.0% and the balance outstanding was approximately $32,185. The loan is secured by a general security agreement from Ltd and joint and personal guarantees in the amount of approximately $43,000 by two former principals of ADM who were also the Company's 5% shareholders. The Company issued a 7-year warrant to purchase 5,435 shares of the Company's common stock at an exercise price of $0.03 per share to each of these shareholders in return for their loan guarantees. The warrants, valued at approximately $11,049, were recorded as a discount to the term loan. The value of the warrants is being amortized to interest expense over the term of the loan. Unamortized discount at September 30, 2008 and December 31, 2007 was approximately $5,365 and $8,980, respectively.

Credit Facility from Comerica Bank

During the first quarter of 2008, Blue Hill obtained a credit facility from Comerica Bank which includes a revolving operating line limited to the lesser of the $1,000,000 maximum availability or 80% of eligible accounts receivable and carries an annual interest rate of the Comerica Bank prime rate plus 1.0%, which amounted to 6.0% at September 30, 2008, a $500,000 term loan amortized over a four year period and bearing interest at the Comerica Bank prime rate plus 1.25%, which amounted to 6.25% at September 30, 2008 and a specific advance facility for equipment purchases to a maximum of $500,000 bearing interest at the Comerica Bank prime rate plus 1.25%, which amounted to 6.0% at September 30, 2008. The loans are supported by a general security interest in all the assets of Blue Hill and the operating facility is also supported by the guaranty of BPOMS and the subordination of loans of a minimum of $1,400,000, payable by Blue Hill to BPOMS, to Comerica Bank. At September 30, 2008 Blue Hill had an outstanding balance of $23,480 under the operating line, $416,667 under the term loan, and $51,145 under the equipment loan. Interest expense for the three month period ended September 30, 2008 and nine month period ended September 30, 2008 amounted to $9,310 and $40,326, respectively.

Capital Leases

Capital leases consist primarily of equipment leases for the U.S. entities. The Company added approximately $53,985 and $75,576 for the three months ended September 30, 2008 and 2007, respectively, and approximately $434,146 and $435,666 to capital leases during the nine months ended September 30, 2008 and 2007, respectively.

Long-term debt, excluding unamortized discount, and capital lease obligations mature in each of the following years ending September 30:

	Long-Term	Capital Lease
	Debt	Obligations

2009	$1,569,575	$354,424
2010	135,728	307,350
2011	125,000	239,073
2012	41,667	33,842
2013	-	-
Thereafter	-	-
Total minimum payments	$1,871,970	$934,689
Less: amount representing interest		(118,984)

Present value of minimum capital lease payments		$815,705

5.  Capital Stock

In January 2006 the Company issued 362,300 common shares as part of the purchase consideration for Digica, Inc.

In September 2006 the Company issued 144,920 common shares as part of the purchase consideration for Novus Imaging Solutions, Inc.

In December 2006 the Company issued 916,666 shares of Series C Preferred Stock to two individuals that are officers and significant shareholders for $1,540,000.

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

In June 2007 the Company privately placed shares of Series D Preferred Stock and various warrants to purchase shares of common stock and Series D-2 Preferred Stock to a limited number of institutional investors for gross proceeds of approximately $14,000,000. The shares of Series D Convertible Preferred Stock are convertible into approximately 23.3 million shares of our common stock. The three-year Series A Warrants (initial exercise price of $.90 per share) are exercisable for the purchase of up to approximately 11.7 million shares of our common stock. The five-year Series B Warrants (initial exercise price of $1.25 per share) are exercisable for the purchase of up to approximately 23.3 million shares of common stock. If exercised in full, the aggregate Series A Warrant and Series B Warrant proceeds will be approximately $40 million.

The investors were also granted a one-year option (in the form of Series J Warrants) to purchase up to $21 million of Series D-2 Preferred Stock, which is convertible into approximately 23.3 million shares of common stock. At the closing and in connection with such option, the Company granted the investors three-year Series C Warrants (initial exercise price of $1.35 per share), which are exercisable for the purchase of up to approximately 11.7 million shares of common stock, and five-year Series D Warrants (initial exercise price of $1.87 per share), which are exercisable for the purchase of up to approximately 23.3 million shares of common stock. The Series C Warrants and the Series D Warrants vest only upon the exercise of the Series J Warrants. If exercised in full at their initial exercise prices, the aggregate Series C Warrant and Series D Warrant proceeds would be approximately $60 million.

Through amendments to each of the Series J Warrants issued to the investors who purchased shares of the Company’s Series D Preferred Stock on June 13, 2007 (which Series J Warrants were issued in connection with such share purchases), the Company voluntarily reduced the per-share warrant exercise price payable upon exercise of its Series J Warrant from $14.40 to $9.60, effective only for exercises thereof during the period between September 28, 2007 and October 10, 2007.  This reduced warrant exercise price only applied for up to seventy-five percent (75%) of the Series J Warrants then held by each investor and the original exercise price of $14.40 per share was automatically re-applied to any Series J Warrants not exercised at the reduced price.

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

In March 2008, an investor converted 31,250 shares of their Series D Preferred Stock into 500,000 shares of the Company’s common stock.

Through amendments to each of the Series J Warrants issued to the seven institutional investors who purchased shares of the Series D Preferred Stock on June 13, 2007 (which Series J Warrants were issued in connection with such share purchases), the Company voluntarily reduced the per-share warrant exercise price payable upon exercise by any such investor of its Series J Warrant from $14.40 to $9.60, effective only for exercises thereof during the period between March 24, 2008 and April 18, 2008, which period the board of directors subsequently extended to April 25, 2008 (the “Reduced Warrant Price Period”). This reduced warrant exercise price applied for all remaining, unexercised Series J Warrants then held by each such institutional investor, and the original exercise price of $14.40 per share automatically re-applies to any Series J Warrants not exercised at the reduced price during the Reduced Warrant Price Period. These amendments were made because the Company determined that the Company would provide another enhanced opportunity to obtain financing from these seven institutional investors.

The Company also amended each of the Series C Warrants and Series D Warrants, all of which were also issued in connection with such purchases of the Series D Preferred Stock on June 13, 2007 to these seven institutional investors, to provide that, in the event that such institutional investor exercised any portion of its Series J Warrant during the Reduced Warrant Price Period, the per-share warrant exercise price payable upon exercise of its Series C Warrant would be reduced from $1.35 to $0.01 and the per-share warrant exercise price payable upon exercise of its Series D Warrant would be reduced from $1.87 to $0.01 for the same percentage of such investor’s original Series C Warrants and Series D Warrants as the percentage of Series J Warrants then exercised by such investor during the Reduced Warrant Price Period. For example, if an investor exercised one-quarter (1/4) of its Series J Warrants during the Reduced Warrant Price Period, the per-share exercise price for its Series C Warrant and Series D Warrant would be so reduced for one-quarter (1/4) of its original Series C Warrant and Series D Warrant. Any applicable reduced warrant exercise price for the Series C Warrants and Series D Warrants would apply for the remainder of their respective terms.

Each of the Series A Warrants , Series B Warrants, Series J Warrants, Series C Warrants, and Series D Warrants provides that such warrants may only be amended by written instruments signed by the Company and the holders of warrants exercisable for a majority of the shares of the stock underlying all of the then-outstanding Series A Warrants, Series B Warrants, Series J Warrants, Series C Warrants, and Series D Warrants, respectively.  By amendments to each of the Series A Warrants, Series B Warrants, Series J Warrants, Series C Warrants, and Series D Warrants, the institutional investors have agreed that neither the reductions to the respective warrant exercise prices of the Series J Warrants, Series C Warrants, and Series D Warrants nor the possible exchange of certain of the Series A Warrants, Series B Warrants, and Series D Warrants into a to-be-designated series of the Company’s preferred stock would trigger the anti-dilution protections set forth in such warrants.

In addition, the Certificate of Designation of the Relative Rights and Preferences of the Series D Preferred Stock (the “Series D Certificate of Designation”) and the Certificate of Designation of the Relative Rights and Preferences of the Series D-2 Preferred Stock of the Company (the “Series D-2 Certificate of Designation” and, together with the Series D Certificate of Designation, the “Certificates of Designation”) provide for certain anti-dilution protections in favor of the holders of such shares of the preferred stock.  Each of the Certificates of Designation provides that it may be amended with the consent of holders of not less than sixty-six percent (66%) of the then-outstanding shares of Series D Preferred Stock or Series D-2 Preferred Stock, as applicable.  Holders of not less than sixty-six percent (66%) of such shares have consented in writing to the amendment to the Certificates of Designation to provide that neither the reductions to the warrant exercise prices of the Series J Warrants, Series C Warrants, and Series D Warrants nor the possible exchange of certain of the Series A Warrants, Series B Warrants, and Series D Warrants into a to-be-designated series of the preferred stock would trigger the anti-dilution protections set forth in the Certificates of Designation.  As a result, on April 25, 2008, the Company filed amendments to the Certificates of Designation with the Secretary of State of the State of Delaware.

During April of 2008, five institutional investors exercised certain of their Series J Warrants at the reduced exercise price and acquired an aggregate of approximately 583,333 shares of the Series D-2 Preferred Stock for an aggregate exercise price of approximately $5.6 million.

On September 5, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Healthaxis Inc., a Pennsylvania corporation (“Healthaxis”), and Outsourcing Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Healthaxis  (“Merger Sub”), providing for the merger of Merger Sub with and into us.

In connection with the Merger Agreement, Healthaxis will issue shares of its common stock and shares of a new series of its preferred stock, designated as Healthaxis Series B Convertible Preferred Stock, in exchange for the outstanding stock and certain warrants held by our stockholders.  Based on the fixed exchange ratios contained in the Merger Agreement, it is expected that immediately following the closing of the Merger, our current security holders will own approximately 75% of Healthaxis and current Healthaxis security holders will own approximately 25% of Healthaxis, on a fully-diluted basis.  The surviving public company will be re-named “BPO Management Services, Inc.”

On August 29, 2008, we made certain additional amendments to the terms of the Series D Convertible Preferred Stock Purchase Agreement to eliminate any and all of our duties and/or obligations under such Agreement.  We also offered the institutional investors who purchased shares of our Series D Preferred Stock on June 13, 2007, the right to exchange all of their outstanding Series A Warrants, Series B Warrants, and Series D Warrants (if such Series D Warrants have an exercise price of $1.10 per share) for shares of our Series F Preferred Stock.  On August 29, 2008, certain of the investors accepted that offer and, as a result, 40,666,676 shares of our Series A Warrants, Series B Warrants, and Series D Warrants have been exchanged for 894,942 shares of our Series F Preferred Stock.

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

The significant components of worldwide operations by reportable operating segment for the three and nine months ended September 30, 2008 and 2007, respectively, are:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues
ECM	$2,529,276	$3,504,953	$10,898,926	$5,866,997
ITO	2,997,424	880,978	8,758,283	2,861,891
HRO	366,157	246,371	1,338,992	260,188
Consolidated	$5,892,857	$4,632,302	$20,996,201	$8,989,076

Operating income (loss)
ECM	$(670,909)	$(361,629)	$(1,392,896)	$(865,350)
ITO	(80,199)	(1,384)	67,247	(187,168)
HRO	(154,683)	(339,551)	(314,002)	(488,061)
Corporate	(846,895)	(563,406)	(2,560,872)	(1,634,893)
Consolidated	$(1,752,686)	$(1,265,970)	$(4,200,523)	$(3,175,472)

Depreciation and amortization expense
ECM	$169,844	$45,859	$550,468	$39,168
ITO	451,101	31,591	1,294,894	64,962
HRO	23,289	2,580	153,868	5,159
Corporate	65,086	62,227	194,265	115,355
Consolidated	$709,320	$142,257	$2,193,495	$224,644

The Company's operations are based in domestic and foreign subsidiaries and branch offices in the U.S., Canada and Germany. The following are significant components of worldwide operations by geographic location:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues
North America	$5,632,751	$4,367,847	$20,390,992	$8,496,025
Europe	260,106	264,455	605,209	493,051
Consolidated	$5,892,857	$4,632,302	$20,996,201	$8,989,076

	At	At
	September 30,	December 31,
Long-Lived Assets	2008	2007

North America	$23,312,510	$23,777,079
Europe	16,448	23,672
Consolidated	$23,328,958	$23,800,751

7.  Commitments and Contingencies

Financial Results, Liquidity and Management’s Plan Activities

The Company has incurred losses in the nine months ended September 30, 2008 of $4,565,811. The Company has been able to obtain operating capital through private debt funding sources, the sale of shares of its common stock and through the exercise of warrants to purchase shares of its common stock. Management's plans include the continued development and implementation of its business plan.  No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's common stock and borrowing or that the continued implementation of its business plan will generate sufficient revenues in the future.

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

At September 30, 2008, future minimum annual rental commitments under these lease obligations were as follows:

For the year ending September 30:

2009	$1,497,192
2010	1,387,053
2011	1,212,817
2012	331,072
2013	291,907
Thereafter	1,134,477

$5,854,518

For the three months ended September 30, 2008 and 2007 rent expense was $365,148 and $266,956, respectively.  For the nine months ended September 30, 2008 and 2007 rent expense was $1,164,219 and $581,121, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") That are based on our current expectations, beliefs, estimates and projections, as well as assumptions made by, and information currently available to us.  We intend that those forward-looking statements be subject to the safe harbors created by those sections. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements.  Forward-looking statements can generally be identified as such because the context of the statement may include words such as “expect,” “believe,” “anticipate” or words of similar import.  Similarily, statements that describe future plans, objectives or goals are also forward-looking statements.  These statements are not guarantees of future performance, events or results and generally involve known and unknown risks, uncertainties and other facts that may cause actual results, performance or achievements to be materially different from such forward-looking statements. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

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

Our primary business offerings are:

o	Document and data management solutions, also known as enterprise content management or "ECM";
o	Information technology services outsourcing or "ITO"; and
o	Human resources outsourcing or "HRO".

Critical Accounting Policies

We have identified the following as accounting policies that are the most critical to aid in understanding and evaluating our financial results:

o	revenue recognition;
o	allowance for doubtful accounts receivable; and
o	impairment of long-lived assets, including goodwill.

Revenue Recognition

We derive revenues from:

o	Enterprise content management services, including collaborative software products and services;
o	IT outsourcing services; and
o	uman resources outsourcing services.

We recognize revenues when the following criteria are met:

o	Persuasive evidence of an arrangement, such as agreements, purchase orders or written or online requests, exists;
o	Delivery has been completed and no significant obligations remain;
o	Our price to the buyer is fixed or determinable; and
o	Collection is reasonably assured.

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

The Fee for the Arrangement is Fixed or Determinable

Prior to recognizing revenue, a customer's fee must either be fixed or determinable under the terms of the written contract. Fees for most monthly services, professional consulting services, and equipment sales are fixed under the terms of the written contract. Fees for certain services are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer's fee is determinable. The customer's fee is negotiated at the outset of the arrangement.

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

Allowance for Doubtful Accounts Receivable

We sell to our customers on credit and grant credit to those who are deemed credit worthy based on our analysis of their credit history. We review our accounts receivable balances and the collectibility of these balances on a periodic basis. Based on our analysis of the length of time that the balances have been outstanding, the pattern of customer payments, our understanding of the general business conditions of our customers and our communications with our customers, we estimate the recoverability of these balances. When recoverability is uncertain, we record bad debt expense and increase the allowance for accounts receivable by an amount equal to the amount estimated to be unrecoverable. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected. We have reviewed collectibility in light of the current economic conditions and while payment times have been generally extended we have not seen a deterioration in collectibility.

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

In December 2007 we assessed the fair value of our three reporting units by considering their projected cash flows, using risk-adjusted discount rates and other valuation techniques. We have reviewed the valuations and concluded that there have been no events that have occurred to cause impairment to goodwill. As of September 30, 2008, our goodwill account balance was $10,391,940.

Consolidated Results of Operations

The privately held Former BPOMS began operations in July 26, 2005 and merged with the then publicly-held netGuru, Inc. on December 15, 2006 in a reverse merger. For accounting purposes, the acquisition has been treated as a recapitalization of Former BPOMS with Former BPOMS as the accounting acquirer.

The following entities are included in the consolidated results of operations from the date of their respective acquisitions or inception:
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

(1) On January 1, 2008, ADM, ADP, Novus, and DocuCom were amalgamated into one company, BPO Management Services, Ltd.
(2) Effective January 1, 2008, Digica was merged with Blue Hill

HRMS, DocuCom and Blue Hill (the “New Subsidiaries”) were all acquired in 2007 on the dates noted above. The three month and nine month period ended September 30, 2007 did not reflect any of the operations of Blue Hill. The three and nine month periods ended September 30, 2007 included three months’ operations of both DocuCom and HRMS.

The results for the three and nine month periods ended September 30 2008 are significantly influenced by the New Subsidiaries which contributed approximately 70% and 72% of the sales and 62% and 61% of the operating expenses for the three and nine month periods ended September 30, 2008, respectively. During the same periods in 2007 they accounted for 57% and 33% of sales and 47% and 25% of operating expenses for the three and nine month periods, respectively. In the table below the entities existing prior to the acquisition of the New Subsidiaries, the Company, Web4, ADM, ADP, Digica, Novus, NGSI and GmbH are referred to as the “Preexisting Entities”.

	Three Months Ended September 30
	2008			2007
	Preexisting	New		Preexisting	New
	Entities	Subsidiaries	Total	Entities	Subsidiaries	Total

Revenues	$1,752,559	$4,140,298	$5,892,857	$1,971,725	$2,660,577	$4,632,302

Operating expenses	2,882,735	4,762,808	7,645,543	3,129,214	2,769,058	5,898,272

Interest and other expense	(11,931)	103,526	91,595	2,606	10,201	12,807

Income tax expense	15,272	2,853	18,125	-	-	-

Net loss	$(1,133,518)	$(728,888)	$(1,862,406)	$(1,160,095)	$(118,682)	$(1,278,777)

	Nine Months Ended September 30
	2008			2007
	Preexisting	New		Preexisting	New
	Entities	Subsidiaries	Total	Entities	Subsidiaries	Total

Revenues	$5,854,018	$15,142,183	$20,996,201	$6,023,334	$2,965,742	$8,989,076

Operating expenses	9,816,383	15,380,341	25,196,724	9,099,481	3,065,067	12,164,548

Interest and other expense	102,037	152,399	254,436	746,590	10,201	756,791

Income tax expense	107,999	2,853	110,852	-	-	-

Net loss	$(4,172,402)	$(393,409)	$(4,565,811)	$(3,822,737)	$(109,526)	$(3,932,263)

Three Months Ended September 30, 2008 Compared to Three MonthsEnded September 30, 2007

Net Revenues

The following table presents our net revenues by operating segment:
	Three Months Ended
	September 30,
	2008	2007	Change
Net revenues

ECM	$2,529,276	$3,504,953	$(975,677)
% of total net	42.9%	75.7%

ITO	2,997,424	880,978	2,116,446
% of total net revenues	50.9%	19.0%

HRO	366,157	246,371	119,786
% of total net revenues	6.2%	5.3%

Total net revenues	$5,892,857	$4,632,302	$1,260,555

Total net revenues increased by $1,260,555 or 27% to $5,892,857 during the three months ended September 30, 2008 from $4,632,302 during the same period in 2007.  The New Subsidiaries contributed approximately $1,500,000 and partially offset by a reduction in revenue from the preexisting entities of approximately $239,000.

Enterprise Content Management ("ECM")

Net revenue from ECM products and services during the three months ended September 30, 2008 decreased by $975,677 or 28% to $2,529,276 from $3,504,953 during the same period in 2007.   The ECM business experienced a temporary slowdown which occasioned a restructuring of management in the segment. The decrease is primarily due to reduced sales of equipment at DocuCom, one of the New Subsidiaries, of approximately $1,110,000 between the periods.  The ECM segment includes, in addition to DocuCom, our ECM solutions group and our collaborative software products and related services whose revenues increased approximately $134,000 from the same period in 2007.  Subsequent to September 30, 2008, equipment sales at DocuCom have increased.

IT Outsourcing Services ("ITO")

Net revenue from ITO during the three months ended September 30, 2008 increased by $2,116,446 or 240% to $2,997,424 from $880,978 during the three months ended September 30, 2007, attributable to one of the New Subsidiaries, Blue Hill, which was acquired in October 2007 and which contributed approximately $2,500,000 which was offset by decreases in both Digica and NGSI through the loss of customers.

Human Resource Outsourcing Services ("HRO")

Net revenue from HRO products and services during the three months ended September 30, 2008 increased by $119,786 to $366,157 from $246,371 during the three months ended September 30, 2007, entirely attributable to HRMS, one of the New Subsidiaries, which was acquired in June of 2007.

Operating Expenses

The following table presents our operating expenses and the percentage of total net revenues:

	September 30,
	2008	2007	Change
Operating Expenses

Cost of services provided expenses	$2,795,573	$2,563,277	$(232,296)
% of total net revenues	47.4%	55.3%

Selling, general and administrative expenses	3,852,338	2,912,249	(940,089)
% of total net revenues	65.4%	62.9%

Research and development expenses	81,221	168,371	87,150
% of total net revenues	1.4%	3.6%

Depreciation and amortization expenses	709,320	142,257	(567,063)
% of total net revenues	12.0%	3.1%

Share-based compensation expense	207,091	112,118	(94,973)
% of total net revenues	3.5%	2.4%

Total operating expenses	$7,645,543	$5,898,272	$(1,747,271)
% of total net revenues	129.7%	127.3%

Cost of Services Provided Expenses

Cost of services provided expenses increased by $232,296 or 9.0% to $2,795,573 during the three months ended September 30, 2008 from $2,563,277 during the same period of 2007.  Of the increase, approximately $531,000 was due to the New Subsidiaries in 2008, offset by a decrease from the preexisting entities of approximately $299,000, the result of reduced personnel costs in NGSI resulting from reduced sales, and economies realized from the merger of Digica with Blue Hill.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $940,089 or 32% to $3,852,338 during the three months ended September 30, 2008 from $2,912,249 during the same period of 2007.  Of the increase, approximately $530,000 is  attributable to the New Subsidiaries in 2008 and approximately $410,000 is attributable to the preexisting entities resulting from increased salaries, legal, audit and facility expenses.

Research and Development Expenses

Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses decreased by $87,150 or 52% to $81,221 during the three months ended September 30, 2008 from $168,371 during the same period of 2007.  The Company capitalized software development costs relating to the development of our new HRO software of approximately $147,585 and $0 during the three months ended September 30, 2008 and 2007, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $567,063 or 399% to $709,320 during the three months ended September 30, 2008, from $142,257 during the same period of 2007.  The increase is almost entirely due to the acquisition of the New Subsidiaries both for depreciation of their existing assets and the depreciation and amortization  resulting from valuation and allocation of the purchase price to fixed assets that are depreciated and to intangible assets that are amortized over varying periods.

Share-Based Compensation Expense

We recorded share-based compensation expense of $207,091 in the three months ended September 30, 2008 compared to $112,118 in the same period in the prior year due to additional grants of employee stock options.   Grants of employee stock options are recognized as expense in the Company’s financial statements based on their respective grant date fair values and are charged to compensation expense based on awards that are ultimately expected to vest.

Operating Loss by Segment

Operating loss in the ECM segment increased to $670,909 in the three months ended September 30, 2008 from $361,629 in the same period of 2007, primarily due to the temporary decline in equipment sales at DocuCom, one of the New Subsidiaries. The operating loss in the ITO segment increased to $80,199 in the three months ended September 30, 2008 from $1,384 in the same period of 2007, primarily due to increased expenditures at Blue Hill, one of the New Subsidiaries.  The increased expenditure at Blue Hill resulted from the migration costs associated with preparing for significant additional sales whose revenues will not be realized for a period of three to six months following completion of the migration.  The HRO segment reported an operating loss of $154,683 in the three months ended September 30, 2008 compared to an operating loss of $339,551 in the same period of 2007, primarily due to the acquisition of HRMS, one of the New Subsidiaries.  Corporate expenses increased to $846,895 in the three months ended September 30, 2008 from $563,406 in the same period of 2007, primarily due to increased salaries and wages, increased share-based compensation and increased legal and professional fees.

The following table details the operating loss by segment:

	Three Months Ended September 30,
Operating loss	2008	% of Total	2007	% of Total

ECM	$(670,909)	38.3%	$(361,629)	28.6%
ITO	(80,199)	4.6%	(1,384)	0.1%
HRO	(154,683)	8.8%	(339,551)	26.8%
Corporate	(846,895)	48.3%	(563,406)	44.5%
Consolidated	$(1,752,686)	100.0%	$(1,265,970)	100.0%

Operating losses for the periods were significantly influenced by non-cash expenses; depreciation, amortization, mainly of intangible assets recorded at the time of acquisition, and share-based compensation expense from the amortization of the value of stock option awards.

Interest and Other Expense

The following table presents our interest and other expense and its percentage of total net revenues:

	Three Months Ended
	September 30,
	2008	2007	Change
Other Expense (Income)

Related parties interest	$27,148	$27,222	$74
% of total net revenues	0.5%	0.6%

Amortization of related party debt discount	-	-	-
% of total net revenues	0.0%	0.0%

Other interest, net	64,447	(11,300)	(75,747)
% of total net revenues	1.1%	-0.2%

Other income	-	(3,115)	(3,115)
% of total net revenues	0.0%	-0.1%

Total other expense (income)	$91,595	$12,807	$(78,788)
% of total net revenues	1.6%	0.3%

Total Interest and Other Expense

Total interest and other expense increased to $91,595 in the three months ended September 30, 2008 from $12,807 in the same period of 2007, due to increased interest expense from additional debt and capital leases.

Income Taxes

In the three months ended September 30, 2008 and 2007, we recorded income tax expense of $18,125 and $0, respectively, due to state franchise tax..

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Revenues

The following table presents our net revenues by operating segment:
	Nine Months Ended
	September 30,
	2008	2007	Change
Net revenues

ECM	$10,898,926	$5,866,997	$5,031,929
% of total net	51.9%	65.3%

ITO	8,758,283	2,861,891	5,896,392
% of total net revenues	41.7%	31.8%

HRO	1,338,992	260,188	1,078,804
% of total net revenues	6.4%	2.9%

Total net revenues	$20,996,201	$8,989,076	$12,007,125

Total net revenues increased by $12,007,125 or 134% to $20,996,201 during the nine months ended September 30, 2008 from $8,989,076 during the same period in the prior year, primarily as a result of the inclusion of the revenue of the New Subsidiaries in 2008.  The New Subsidiaries contributed approximately $12,176,000 of the increase and the preexisting entities revenues decreased approximately $176,000 during the nine months ended September 30, 2008.

Enterprise Content Management ("ECM")

Net revenue from ECM products and services during the nine months ended September 30, 2008 increased by $5,031,929 or 86% to $10,898,926 from $5,866,997 during the nine months ended September 30, 2007, primarily due to DocuCom contributing approximately $4,131,000, one of the New Subsidiaries, which was acquired in June of 2007, with the preexisting entities contributing approximately $901,000 in revenue from new contracts that were completed largely during the first 6 months of 2008.  The ECM segment includes our ECM solutions group and our collaborative software products and related services. The majority of our ECM solutions group services and our collaborative software revenue are generated from service-oriented projects where the revenue is recognized only upon the completion of specific project deliverables. The timing of these projects and the completion and recognition of revenue from various size projects creates variability in our ECM solutions group services revenues and collaborative software net revenues between quarters and years.

IT Outsourcing Services ("ITO")

Net revenue from ITO during the nine months ended September 30, 2008 increased by $5,896,392 or 206% to $8,758,283 from $2,861,891 during the nine months ended September 30, 2007, primarily due to Blue Hill, one of the New Subsidiaries, which was acquired in October of 2007 and which contributed approximately $6,952,000, partially offset with a decrease in revenue by the preexisting entities, Digica and NGSI, in the amount of approximately $1,056,000 from the loss of customers.  We experienced significant sales growth in the ITO segment, approximately a 60% increase compared to the first nine months of 2007.  Typically, the Company begins to recognize revenue following the migration of services to the Company’s facility, which can take up to six months.  The Company experiences higher expense levels during migration, while a ramp in profit margin is typical once the migration is completed.

Human Resource Outsourcing Services ("HRO")

Net revenue from HRO products and services during the nine months ended September 30, 2008 increased by $1,078,804 to $1,338,992 from $260,188 during the nine months ended September 30, 2007, almost entirely due to the acquisition of HRMS, one of the New Subsidiaries, which was acquired in June of 2007.

Operating Expenses

The following table presents our operating expenses and the percentage of total net revenues:

	Nine Months Ended
	September
	2008	2007	Change
Operating Expenses

Cost of services provided expenses	$10,392,030	$4,436,764	$(5,955,266)
% of total net revenues	49.5%	49.4%

Selling, general and administrative expenses	11,761,666	6,982,541	(4,779,125)
% of total net revenues	56.0%	77.7%

Research and development expenses	228,258	261,738	33,480
% of total net revenues	1.1%	2.9%

Depreciation and amortization expenses	2,193,495	224,644	(1,968,851)
% of total net revenues	10.4%	2.5%

Share-based compensation expense	621,275	258,861	(362,414)
% of total net revenues	3.0%	2.9%

Total operating expenses	$25,196,724	$12,164,548	$(13,032,176)
% of total net revenues	120.0%	135.3%

Cost of Services Provided Expenses

Cost of services provided expenses increased by $5,995,266 or 135% to $10,392,030 during the first nine months of 2008 from $4,436,764 during the same period of 2007, of which the New Subsidiaries contributed approximately $6,058,000 offset by small reductions in the cost of services in NGSI where lower sales resulted in lower personnel costs.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $4,779,125 or 68% to $11,761,666 during the first nine months of 2008, from $6,982,541 during the same period of 2007, primarily due to approximately $4,257,000 contributed by the New Subsidiaries in 2008 and approximately $522,000 attributable  to increased corporate expenses for accrued executive salaries, two new employees and increased professional fees.

Research and Development Expenses

Research and development ("R&D") expenses consist primarily of software developers' wages. R&D expenses decreased by $33,480 or 13% to $228,258 during the first nine months of 2008, from $261,738 during the same period of 2007.  The Company capitalized software development costs relating to the development of our new HRO software of approximately $380,341 and $0 during the nine months ended September 30, 2008 and 2007, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $1,968,851 or 876% to $2,193,495 during the first nine months of 2008, from $224,644 during the same period of 2007.  The increase is almost entirely due to the  acquisition of the New Subsidiaries both for depreciation of their existing assets and for depreciation and amortization from the resulting valuation and allocation of the purchase price of the New Subsidiaries to fixed assets that are depreciated and to intangible assets that are amortized over varying periods.

Share-Based Compensation Expense

We recorded share-based compensation expense of $621,275 in the first nine months of 2008 compared to $258,861 in the same period in the prior year because of additional grants of employee stock options.   Grants of employee stock options are recognized as expense in the Company’s financial statements based on their respective grant date fair values and are charged to compensation expense based on awards that are ultimately expected to vest.

Operating Income (Loss) by Segment

Operating loss in the ECM segment increased to $1,392,896 in the first nine months of 2008 from $865,350 in the first nine months of 2007, primarily due to approximately $598,000 attributable to DocuCom, a New Subsidiary and approximately $794,900 attributable to the preexisting entities in the ECM segment.   The operating income in the ITO segment increased to $67,247 in the first nine months of 2008 from an operating loss of $187,168 in the first nine months of 2007, primarily due to the acquisition of Blue Hill. The operating loss in the HRO segment decreased to $314,002 in the first nine months of 2008 from $488,061 in the first nine months of 2007, primarily due to the acquisition of HRMS.  Corporate expenses increased to $2,560,872 in the first nine months of 2008 from $1,634,893 in the first nine months of 2007, primarily due to increased share-based compensation expense, two additional employees, and increased professional fees, partially offset by the elimination of an accrual for a contingent payment for the purchase of Novus that was not earned.

The following table details the operating income (loss) by segment:

	Nine Months Ended September 30,
	2008	% of Total	2007	% of Total
Operating income (loss)

ECM	$(1,392,896)	33.2%	$(865,350)	27.3%
ITO	67,247	-1.6%	(187,168)	5.9%
HRO	(314,002)	7.5%	(488,061)	15.4%
Corporate	(2,560,872)	61.0%	(1,634,893)	51.5%
Consolidated	$(4,200,523)	100.0%	$(3,175,472)	100.0%

Operating losses for the periods were significantly influenced by non-cash expenses; depreciation, amortization, mainly of intangible assets recorded at the time of acquisition, and share-based compensation expense from the amortization of the value of stock option awards.

Interest and Other Expense

The following table presents our interest and other expense and its percentage of total net revenues:

	Nine Months Ended
	September 30,
	2008	2007	Change
Other Expense (Income)

Related parties interest	$80,853	$89,819	$8,966
% of total net revenues	0.4%	1.0%

Amortization of related party debt discount	-	594,029	594,029
% of total net revenues	0.0%	6.6%

Other interest, net	173,583	76,045	(97,538)
% of total net revenues	0.8%	0.8%

Other income	-	(3,102)	(3,102)
% of total net revenues	0.0%	0.0%

Total other expense (income)	$254,436	$756,791	$502,355
% of total net revenues	1.2%	8.4%

Total Interest and Other Expense

Total interest and other expense decreased to $254,436 in the nine months ended September 30, 2008 from $756,791 in the same period of 2007, primarily due to amortization of related party debt discount completed in April of 2007.

Income Taxes

In the nine months ended September 30, 2008 and 2007, we recorded income tax expense of $110,852 and $0, respectively, due to a tax liability incurred by one Canadian entity prior to amalgamation in the amount of $48,275 and $62,577 due the State of Delaware for corporation tax.

Liquidity and Capital Resources

Our principal sources of liquidity at September 30, 2008 consisted of $2,911,367 in cash and cash equivalents. This represents a decrease in cash and cash equivalents of $3,191,121 from $6,102,488 at September 30, 2007. We incurred losses from operations of $4,200,523 and $3,175,472 and used cash in operations of $1,873,837 and $3,947,258 in the first nine months of 2008 and 2007, respectively.

The primary reasons for cash used in operations during the first nine months of 2008 were: net loss of $4,565,811 that included non-cash charges related to depreciation and amortization expense of $2,193,495 and share-based compensation expense of $621,275.  In addition, the timing differences in the payment of our current liabilities and collection of our current assets also contributed to the cash used in operations.

Net cash used in investing activities in the first nine months of 2008 was $651,274, primarily from the acquisition of equipment of approximately $1,574,162, offset by $922,888 due to the release of restricted cash to pay the purchase price obligation to a former shareholder from the purchase of DocuCom.

Net cash used in investing activities in the first nine months of 2007 was $6,272,073, primarily for acquisitions and purchase of equipment.

Net cash provided by financing activities during the first nine months of 2008 was $4,627,515, primarily due to the issuance of  Series D-2 Preferred Stock in the amount of $5,157,996, bank borrowing of $1,035,697, and borrowing through the acquisition of capital leases in the net amount of $273,110, partially offset by payment of the final installment of the purchase price of DocuCom in the amount of $885,827, payment of, preferred stock dividends in the amount of $753,461, and repayment of notes payable in the amount of $200,000..  In the first nine months of 2007, net cash provided by financing activities was $15,946,799, primarily due to the issuance of Series D Preferred Stock in the amount of $15,737,910, borrowing through acquisition of capital leases in the net amount of $366,738, and receipt of $400,000 in cash proceeds from bridge loans, partially offset by debt repayments  in the amount of $317,251 and distributions to related parties of $240,598. The bridge loan was provided by Mr. Dolan, our Chief Executive Officer who was also issued a warrant to purchase 133,333 shares of common stock pursuant to the bridge loan agreement.

We have funded our operations primarily from the private placement of shares of our common stock and preferred stock, exercise of warrants, bank loans, and through the founders bridge loan facility established in August 2006. During the next twelve months, the Company anticipates that cash flow from operations and the use of and possible expansion of existing lines of credit will provide the capital necessary to grow our existing business, and to complete additional acquisitions we will issue our securities and/or debt in one or more private transactions.

During April 2008, as detailed in Note 5 above, five institutional investors exercised certain of their Series J Warrants at a reduced exercise price and acquired an aggregate of approximately 583,333 shares of the Series D-2 Preferred Stock for an aggregate of approximately $5.6 million.

Our future capital requirements to complete our business plan will depend upon many factors. These factors include but are not limited to sales and marketing efforts, the development of new products and services, possible future corporate mergers or strategic acquisitions or divestitures, the progress of research and development efforts, and the status of competitive products and services. If our anticipated financing transactions do not take place at all and/or are  delayed, we may not have adequate funds to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

The following table summarizes our contractual obligations and commercial commitments at September 30, 2008:

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$1,871,970	$1,569,575	$260,728	$41,667	$-

Capital lease obligations*	815,705	288,622	493,812	33,271	-

Operating leases	5,854,518	1,497,192	2,599,870	622,979	1,134,477

Purchase price payable -
Due former shareholders	1,000,000	1,000,000	-	-	-

Related party notes payable	1,000,000	1,000,000	-	-	-

Total contractual obligations	$10,542,193	$5,355,389	$3,354,410	$697,917	$1,134,477

*Excludes imputed interest of $118,984

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

 Interest Rate Risk

We are exposed to the impact of interest rate changes as they affect our term loans and operating lines. The interest rate charged on our term loans and operating lines varies based on prime rate and, consequently, our interest expense could fluctuate with changes in the prime rate. If the prime increased by one percent as of September 30, 2008, we would incur an additional $5,133 of interest expense during the quarter associated with the $1,882,700 in bank loans outstanding at September 30, 2008.

Foreign Currency Exchange Rate Risk

For the nine months ended September 30, 2008, approximately 47% of the Company’s revenues were generated in Canada and 2.9% in Germany. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S. based operations, our reported results may vary.

Assets and liabilities of our non-U.S. based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 97% of our balances of cash and cash equivalents as of September 30, 2008 was denominated in U.S. dollars. The remainder of our cash and cash equivalents was comprised primarily of cash balances translated from Canadian dollars and euros. The difference resulting from the translation each period of assets and liabilities of our non-U.S. based operations is recorded in stockholders’ equity as a component of “Accumulated Other Comprehensive Income”.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2008	BPO MANAGEMENT SERVICES, INC.

By: /s/ Donald W. Rutherford Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002